Form 10-K
period 1996-12-31
DELTA FINANCIAL CORP
filed 1997-03-31
CIK 1021848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 1-12109

                            ------------------------

                          DELTA FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                                       11-3336165
               (STATE OR OTHER JURISDICTION OF                                         (I.R.S. EMPLOYER
                INCORPORATION OR ORGANIZATION)                                       IDENTIFICATION NO.)

                1000 WOODBURY ROAD, SUITE 200,                                              11797
                      WOODBURY, NEW YORK
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 364-8500

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    (TITLE OF EACH CLASS)                                (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
            COMMON STOCK, PAR VALUE $.01 PER SHARE                                 NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /x/    No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 5, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $21.375, was approximately $100,448,502.

     As of March 5, 1997, the Registrant had 15,372,288 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III, items 10, 11, 12 and 13 are incorporated by reference to Delta Financial Corporation's definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Delta Financial Corporation, operating through its wholly-owned subsidiary Delta Funding Corporation, is a specialty consumer finance company that engages in originating, acquiring, selling and servicing home equity loans. Delta Financial Corporation was incorporated in 1996 to acquire all of the outstanding stock of Delta Funding Corporation, which has operated since 1982 (collectively Delta Financial Corporation and Delta Funding Corporation are herein referred to as 'Delta' or the 'Company').

     Delta focuses on lending to individuals who generally have impaired or limited credit profiles or higher debt to income ratios and typically have substantial equity in their homes. Management believes that these borrowers have largely been unsatisfied by the more traditional sources of mortgage credit which underwrite loans to conventional guidelines established by FNMA and FHLMC. The Company makes loans to these borrowers for such purposes as debt consolidation, home improvement, refinancing or education, and these loans are primarily secured by first mortgages on one- to four-family residential properties.

     Delta originates home equity loans through licensed mortgage brokers and other real estate professionals ('brokers') who submit loan applications on behalf of the borrower ('Brokered Loans'). Delta also purchases from approved mortgage bankers and financial institutions ('correspondents') loans that conform to Delta's underwriting guidelines ('Correspondent Loans'). For the year ended December 31, 1996, the Company originated and purchased approximately $659 million of loans, of which approximately $322 million were originated through its network of brokers and $337 million were purchased through its network of correspondents.

     For the year ended December 31, 1996, Delta sold a total of $630 million of loans, including $615 million through three real estate mortgage investment conduit ('REMIC') securitizations. Each of these three securitizations was credit-enhanced by an insurance policy provided through a monoline insurance company to receive ratings of Aaa from Moody's Investors Service, Inc. ('Moody's') and AAA from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ('Standard & Poor's'). A portion of the Company's revenue from securitizations is recognized as gain on sale of loans, which represents the present value of the difference between (i) the weighted average interest rate charged by the Company to its borrowers and (ii) the weighted average interest rate paid to the investors who purchased the asset-backed securities in excess of normal loan servicing fees, a loan loss reserve, and other recurring fees (the 'Excess Servicing Spread'), represented by the interest-only and residual certificates. The Company recognizes such gain on sale of loans in the year that such loans are sold, although cash (representing the Excess Servicing Spread and servicing fees) is received by the Company over the lives of the loans.

     The remaining $15 million of loans were sold to institutional purchasers on a wholesale basis without recourse. Revenue is recognized as a gain on sale of loans, which represents the premiums earned by the Company on all such loans sold. These premiums are received and recognized in the same year that the loans are sold. The Company sells loans through securitizations and on a whole loan basis to enhance its operating leverage and liquidity, to minimize financing costs and to reduce its exposure to fluctuations in interest rates.

     Since its inception, the Company has serviced substantially all of the loans it has originated and purchased, including all of those that it has subsequently sold through securitizations. Management believes that servicing this portfolio enhances certain operating efficiencies and provides an additional and profitable revenue stream that is less cyclical than the business of originating and purchasing loans. As of December 31, 1996, the Company's loan servicing portfolio totaled $933 million.

     The Company's business strategy is to increase profitably the volume of its loan originations and purchases and the size of its servicing portfolio by (i) continuing to provide top quality service to its network of brokers and correspondents, (ii) maintaining its underwriting standards, (iii) further penetrating its established markets and recently-entered markets and expanding into new geographic markets, (iv) broadening its product offerings, (v) continuing its investment in origination and servicing systems and (vi) strengthening its loan production capabilities through acquisitions.

HOME EQUITY LENDING OPERATIONS

OVERVIEW

     Delta's consumer finance activities consist of originating, acquiring, selling and servicing mortgage loans. These loans are primarily secured by first mortgages on one- to four-family residences. Once loan applications have been received, the underwriting process completed and the loans funded or purchased, Delta typically packages the loans in a portfolio and sells the portfolio through a securitization. Delta retains the right to service the loans that it securitizes. To a lesser extent, the Company sells loans on a whole loan basis with servicing released.

LOAN ORIGINATION AND PURCHASES

     The Company increased its loan originations and purchases by 129% to $658.8 million in 1996 from $287.8 million in 1995, which was an increase of 140% over 1994 production of $119.7 million.

     Delta currently originates and purchases the majority of its loans in 21 states through its network of approximately 1,000 brokers and correspondents.

     The following table shows the sources of the Company's loan originations and purchases for the periods shown:

                                                                                    YEAR ENDED DECEMBER 31,

                                                                                --------------------------------
                                                                                  1996        1995        1994
                                                                                --------    --------    --------
                                                                                     (DOLLARS IN THOUSANDS)
BROKER:
  Principal balance..........................................................   $321,733    $175,738    $ 81,407
  Average principal balance per loan.........................................   $     85    $     76    $     66
  Combined weighted average initial loan-to-value ratio(1)...................      67.7%       62.3%       54.8%
  Weighted average interest rate.............................................      11.1%       11.4%       11.7%

CORRESPONDENT:
  Principal balance..........................................................   $337,033    $112,065    $ 38,341
  Average principal balance per loan.........................................   $     73    $     70    $     68
  Combined weighted average initial loan-to-value ratio(1)...................      69.8%       64.5%       56.2%
  Weighted average interest rate.............................................      11.7%       12.4%       13.0%

TOTAL LOAN PURCHASES AND ORIGINATIONS:
  Principal balance..........................................................   $658,766    $287,803    $119,748
  Average principal balance per loan.........................................   $     78    $     74    $     67
  Combined weighted average initial loan-to-value ratio(1)...................      68.8%       63.2%       55.2%
  Weighted average interest rate.............................................      11.4%       11.8%       12.1%

PERCENTAGE OF LOANS SECURED BY:
  First Mortgage.............................................................      93.8%       89.6%       88.0%

------------------
(1) The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of loan secured by a second mortgage is determined by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

     The following table shows channels of loan originations and purchases on a quarterly basis for the fiscal quarters shown:

                                                                                THREE MONTHS ENDED
                                                              ------------------------------------------------------
                                                              DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                                  1996            1996           1996        1996
                                                              ------------    -------------    --------    ---------
                                                                              (DOLLARS IN THOUSANDS)
BROKER:
  Number of Brokered Loans.................................        1,160            1,047           804          782
  Principal balance........................................     $ 98,534        $  87,579      $ 69,231    $  66,389
  Average principal balance per loan.......................     $     85        $      84      $     86    $      85
  Combined weighted average initial loan-to-value
     ratio(1)..............................................         68.7%            67.7%         67.1%        66.8%
  Weighted average interest rate...........................         11.1%            11.4%         11.1%        10.4%

CORRESPONDENT:
  Number of Correspondent Loans............................        2,005            1,145           787          703
  Principal balance........................................     $145,176        $  83,385      $ 59,099    $  49,373
  Average principal balance per loan.......................     $     72        $      73      $     75    $      70
  Combined weighted average initial loan-to-value
     ratio(1)..............................................         71.4%            69.9%         67.2%        68.1%
  Weighted average interest rate...........................         11.6%            11.8%         11.9%        11.8%

TOTAL LOAN PURCHASES AND ORIGINATIONS:
  Total number of loans....................................        3,165            2,192         1,591        1,485
  Principal balance........................................     $243,710        $ 170,964      $128,330    $ 115,762
  Average principal balance per loan.......................     $     77        $      78      $     81    $      78
  Combined weighted average initial loan-to-value
     ratio(1)..............................................         68.8%            68.8%         67.1%        67.4%
  Weighted average interest rate...........................         11.4%            11.6%         11.5%        11.0%

------------------
(1) The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of loan secured by a second mortgage is determined by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

     The following table shows lien position, weighted average interest rates and loan-to-value ratios for the periods shown:

                                                                               YEAR ENDED DECEMBER 31,

                                                                               ------------------------
                                                                               1996      1995      1994
                                                                               ----      ----      ----
FIRST MORTGAGE:
  Percentage of total purchases and originations............................   93.8%     89.6%     88.0%
  Weighted average interest rate............................................   11.4%     11.8%     12.1%
  Weighted average initial loan-to-value ratio(1)...........................   68.9%     63.2%     54.8%

SECOND MORTGAGE:
  Percentage of total purchases and originations............................    6.2%     10.4%     12.0%
  Weighted average interest rate............................................   11.5%     11.9%     12.1%
  Weighted average initial loan-to-value ratio(1)...........................   66.6%     62.9%     57.0%

------------------
(1) The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of loan secured by a second mortgage is determined by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

     The following table shows the geographic distribution of loan purchases and originations for the periods indicated:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     ------------------------
STATE                                                                1996      1995      1994
------------------------------------------------------------------   ----      ----      ----
New York..........................................................   54.9%     73.8%     80.9%
New Jersey........................................................    7.1%      8.1%     10.6%
Illinois..........................................................    4.6%      2.2%      0.9%
Pennsylvania......................................................    4.3%      4.3%      3.0%
Ohio..............................................................    3.9%      0.9%      0.1%
Michigan..........................................................    3.5%      0.7%      1.0%
Massachusetts.....................................................    3.3%      0.8%      0.0%
Florida...........................................................    2.5%      0.5%      0.3%
North Carolina....................................................    1.8%      1.4%      0.1%
Tennessee.........................................................    1.7%      0.3%      0.0%
Connecticut.......................................................    1.6%      1.2%      1.7%
Georgia...........................................................    1.4%      0.1%      0.0%
All Other.........................................................    9.4%      5.7%      1.4%

     Broker and Correspondent Marketing.  Throughout its history Delta has been successful in establishing and maintaining relationships with brokers and correspondents interested in offering non-conforming mortgage products to their clientele, and management believes that this success is primarily attributable to the quality of service the Company provides to its network of brokers and correspondents.

     Delta typically initiates contact with a broker or correspondent through Delta's Business Development Department which is comprised of 20 business development representatives. The business development representatives are responsible for soliciting and developing the Company's broker and correspondent networks within their geographic territory by frequently visiting the broker or correspondent to understand their needs, communicating the Company's underwriting guidelines and disseminating new product information and pricing changes. Business development representatives are compensated with a base salary and commissions based on the volume of loans purchased or originated as a result of their efforts.

     Before a broker or correspondent becomes part of Delta's network, it must go through an approval process. Once approved, brokers and correspondents may immediately begin submitting applications and/or loans to Delta.

     To be approved, a broker must demonstrate that it is properly licensed and registered in the state in which it seeks to transact business, submit to a credit check, and sign a standard broker agreement with Delta. A correspondent is eligible to submit loans to Delta for purchase only after an extensive investigation of the prospective correspondent's lending operations including an on-site visit, a review of the correspondent's financial statements for the prior two years, a credit report on the correspondent, a review of sample loan documentation and business references provided by the correspondent. Once approved, Delta requires that each correspondent sign an agreement of purchase and sale in which the correspondent makes representations and warranties governing both the mechanics of doing business with Delta and the quality of the loan submissions themselves. Delta also performs an annual review of each approved correspondent in order to ensure continued compliance with legal requirements and that lending operations and financial information continue to meet Delta's standards. In addition, Delta regularly reviews the on-going performance of loans originated or purchased through its brokers or correspondents.

     Brokers. For the year ended December 31, 1996, the Company's broker network accounted for $321.7 million, or 49%, of Delta's loan purchases and originations compared to $175.7 million, or 61%, of Delta's loan purchases and originations for the year ended December 31, 1995 and $81.4 million, or 68%, of Delta's loan purchases and originations for the year ended December 31, 1994. No single broker contributed more than 11.4%, 6.2% or 5.6% of Delta's total purchases or originations in the years ended December 31, 1996, 1995 and 1994, respectively.

     To process loan applications submitted by brokers, Delta's broker originations area is organized into teams, consisting of loan officers and processors, which are generally assigned to specific brokers. Because Delta operates in a highly competitive environment where brokers may submit the same loan application to several prospective lenders simultaneously, Delta strives to provide brokers with a rapid and informed response. Loan officers analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within one business day. If the application is approved by the Company's underwriters, a 'conditional approval' will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The loan officer and processor team will then work directly with the submitting broker to collect the requested information and meet all underwriting conditions. In most cases, the Company funds loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, Delta will make all reasonable attempts to ensure that there is no missing information concerning the borrower or the application that might change the decision on the loan. The Company compensates its loan officers, who on a loan-by-loan basis are the primary relationship contacts with the brokers, predominantly on a commission basis.

     Correspondents. For the year ended December 31, 1996, Delta's correspondent network accounted for $337.0 million, or 51%, of Delta's loans purchases and originations compared to $112.1 million, or 39%, of Delta's loan purchases and originations for the year ended December 31, 1995 and $38.3 million, or 32%, of Delta's loan purchases and originations for the year ended December 31, 1994. No single correspondent contributed more than 6.3%, 6.3% or 7.7% of Delta's total loan purchases and originations in 1996, 1995 or 1994, respectively.

     An approved correspondent is a licensed mortgage banker or savings and loan who sells loans to Delta which the correspondent has originated, processed, closed and funded in its own name in conformity with Delta's underwriting standards. The loans are sold to Delta either on an individual flow basis or in block sales. When selling on a flow basis, a correspondent will typically seek a pre-approval from Delta prior to closing the loan, and Delta will approve the loan based on a partial or full credit package, stipulating for any items needed to complete the package in adherence to Delta's underwriting guidelines. On a block sale, a correspondent will offer a group of loans to Delta for sale (not necessarily loans that have been pre-approved), and Delta will underwrite and purchase those loans in the block that meet Delta's underwriting criteria.

LOAN UNDERWRITING

     All of Delta's brokers and correspondents are provided with the Company's underwriting guidelines. Loan applications received from brokers and correspondents are classified according to certain characteristics, including but not limited to: condition and location of the collateral, credit history of the applicant, ability to pay, loan-to-value ratio and general stability of the applicant in terms of employment history and time in residence. Delta has established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings 'A' through 'D', with subratings within those categories. Terms of loans made by Delta, as well as maximum loan-to-value ratios and debt-to-income ratios, vary depending on the classification of the applicant. Loan applicants with less favorable credit ratings are generally offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. The general criteria used by Delta's underwriting staff in classifying loan applicants are set forth below.

                         DELTA'S UNDERWRITING CRITERIA

                             'A' RISK
                         EXCELLENT CREDIT           'B' RISK               'C' RISK               'D' RISK
                              HISTORY          GOOD OVERALL CREDIT    GOOD TO FAIR CREDIT    FAIR TO POOR CREDIT
                       ---------------------  ---------------------  ---------------------  ---------------------
Existing mortgage
history..............  Current at             Current at             Up to 30 days          Mortgage rating not a
                       application time and   application time and   delinquent at          factor
                       a maximum of two       a maximum of four      application time and
                       30-day late payments   30-day late payments   a maximum of four
                       in the last 12 months  in the last 12 months  30-day late payments, two 60-day late
                                                                     payments and one
                                                                     90-day late payment
                                                                     in the last 12 months

Other credit.........  Minor 30-day late      Some slow pays         Slow pays, some open   Not a factor.
                       items allowed with a   allowed but majority   delinquencies          Derogatory credit
                       letter of              of credit and          allowed. Isolated      must be paid with
                       explanation; no open   installment debt paid  charge-offs,           proceeds. Must
                       collection accounts,   as agreed. Small       collection accounts    demonstrate ability
                       charge-offs,           isolated charge-offs,  or judgments case-     to pay
                       judgments              collections, or        by-case
                                              judgments allowed
                                              case-by-case

Bankruptcy
filings..............  Discharged more than   Discharged more than   Discharged more than   May be open at
                       four years prior to    three years prior to   one year prior to      closing, but must be
                       closing and excellent  closing and excellent  closing and good       paid off with
                       re-established credit  re-established         reestablished credit   proceeds
                                              credit

Debt Service to
Income ratio.........  Generally 45% or less  Generally 50% or less  Generally 50% or less  Generally 50% or less

Maximum loan-to-value
ratio:
Owner-occupied.......  Generally 80% (up to   Generally 80% (up to   Generally 75% (up to   Generally 65% (up to
                       90%*) for a one- to    85%*) for a one- to    80%*) for a one- to    70%*) for a one- to
                       four-family residence  four-family residence  four-family residence  four-family residence

Non-owner occupied...  Generally 70% (up to   Generally 70% (up to   Generally 65% (up to   Generally 55% (up to
                       80%*) for a one- to    80%*) for a one- to    75%*) for a one- to    60%*) for a one- to
                       four-family residence  four-family residence  four-family residence  four-family residence

Employment...........  Minimum 2 years        Minimum 2 years        Minimum 2 years        No minimum required
                       employment in the      employment in the      employment in the

                       same field             same field             same field

------------------
* On an exception basis

     Delta uses the foregoing categories and characteristics as guidelines only. On a case-by-case basis, the Company may determine that the prospective borrower warrants an exception, if sufficient compensating factors exist. Examples of such compensating factors are: low loan-to-value ratio, low debt ratio, long-term stability of employment and/or residence, excellent payment history on past mortgages, or a significant reduction in monthly housing expenses.

     The following table sets forth certain information with respect to Delta's loan purchases and originations by borrower classification, along with weighted average coupons, for the periods shown.

                                 PERCENT
YEAR     CREDIT      TOTAL       OF TOTAL     WAC(1)     WLTV(2)
-----    ------     --------     --------     ------     -------
1996          A     $219,550        33.4%      10.6%       72.1%
              B      234,589        35.6       11.2        70.2
              C      156,296        23.7       12.2        65.7
              D       48,331         7.3       13.8        56.9
                    --------     --------     ------     -------
         Totals     $658,766       100.0%      11.4%       68.8%
                    --------     --------     ------     -------
                    --------     --------     ------     -------
1995          A     $ 89,830        31.3%      10.7%       66.8%
              B      124,954        43.4       11.6        64.5
              C       37,190        12.9       12.8        59.6
              D       35,831        12.4       14.5        53.2
                    --------     --------     ------     -------
         Totals     $287,805       100.0%      11.8%       63.2%
                    --------     --------     ------     -------
                    --------     --------     ------     -------
1994          A     $ 35,121        29.4%      10.8%       58.9%
              B       38,575        32.2       11.7        56.4
              C       25,562        21.3       12.8        52.9
              D       20,490        17.1       14.3        49.3
                    --------     --------     ------     -------
         Totals     $119,748       100.0%      12.1%       55.2%
                    --------     --------     ------     -------
                    --------     --------     ------     -------

------------------

(1) Weighted Average Coupon ('WAC').
(2) Weighted Loan-to-Value Ratio ('WLTV').

     Assessment of an applicant's ability and willingness to pay is one of the principal elements in distinguishing Delta's lending specialty from methods employed by traditional lenders, such as savings and loans and commercial banks. All lenders utilize debt ratios and loan-to-value ratios in the approval process. Many lenders simply use software packages to score an applicant for loan approval and fund the loan after auditing the data provided by the borrower. Delta employs experienced non-conforming mortgage loan credit underwriters to scrutinize the applicant's credit profile and to evaluate whether an impaired credit history is a result of adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record.

     Delta has a staff of 46 underwriters, with an average of more than seven years of non-conforming underwriting experience. At present, all final underwriting functions are centralized in the Woodbury, New York and Atlanta, Georgia offices. Delta does not delegate underwriting authority to any broker or correspondent. Delta's Underwriting Department functions independently of its Business Development and Mortgage Origination Departments and does not report to any individual directly involved in the origination process. No underwriter at Delta is compensated on an incentive or commission basis.

     Delta has instituted underwriting checks and balances that are designed to ensure that every loan is reviewed and approved by a minimum of two underwriters, with certain higher loan amounts requiring a third approval. Management believes that by requiring each file be seen by a minimum of two underwriters, a high degree of accuracy and quality control is ensured throughout the underwriting process and before funding.

     Delta's underwriting of every loan submitted consists not only of a thorough credit review, but also (i) a separate appraisal review conducted by Delta's Appraisal Review Department, and (ii) a full compliance review, to ensure that all documents have been properly prepared, all applicable disclosures given in a timely fashion, and proper compliance with all federal and state regulations. Appraisals are performed by third party, fee-based appraisers or by the Company's staff appraisers and generally conform to current FNMA/FHLMC secondary market requirements for residential property appraisals. Each such appraisal includes, among other things, an inspection of the exterior of the subject property and, where available, data from sales within the preceding 12 months of similar properties within the same general location as the subject property. In addition, in certain situations, the Company also obtains broker price opinions from independent real estate agents.

     Delta performs a thorough appraisal review on each loan prior to closing or prior to purchasing. While Delta recognizes that the general practice by conventional mortgage lenders is to perform only drive-by appraisals after closings, management believes this practice does not provide sufficient protection. In addition to reviewing each appraisal for accuracy, the Company accesses other sources to validate sales used in the appraisal to determine market value. These sources include: interfacing with Multiple Listing Services and Comps, Inc. to access current sales and listing information; its own in-house database which contains comparable sales from all appraisals ordered by Delta during the past eight years; and other sources for verification, including broker price opinions and market analyses by local real estate agents.

     Post closing, in addition to its normal due diligence, the Company randomly selects one out of every ten appraisals, and performs a drive-by appraisal. This additional step gives the Company an added degree of comfort with respect to appraisers with which the Company has had limited experience. Delta actively tracks all appraisers from which it accepts appraisals for quality control purposes and does not accept work from appraisers who have not conformed to its review standards.

     Upon completion of a Brokered Loan's underwriting and processing, the closing of the loan is scheduled with a closing attorney or agent approved by Delta. The closing attorney or agent is responsible for completing the loan closing transaction in accordance with applicable law and Delta's operating procedures. Title insurance that insures Delta's interest as mortgagee and evidence of adequate homeowner's insurance naming Delta as an additional insured party are required on all loans.

     The Company performs a post-funding quality control review to monitor and evaluate the Company's loan origination policies and procedures. The Quality Control Department is separate from the Underwriting Department and reports directly to a member of senior management. At least 10% of all loan originations and purchases are subjected to a full quality control re-underwriting and review, the results of which are reported to senior management on a monthly basis. Discrepancies noted by this review are analyzed and corrective actions are instituted. A typical full quality control re-underwriting and review currently includes: (a) obtaining a new drive-by appraisal for each property;
(b) running a new credit report from a different credit report agency; (c) reviewing loan applications for completeness, signatures, and for consistency with other processing documents; (d) obtaining new written verification of income and employment; (e) obtaining new written verification of mortgage to reverify any outstanding mortgages; and (f) analyzing the underwriting and program selection decisions. The quality control process is updated from time to time as the Company's policies and procedures change.

LOAN SALES

     Delta sells substantially all the loans it originates or purchases through one of two methods: (i) securitizations, which involve the private placement or public offering of pass-through mortgage-backed securities, and (ii) whole loan sales, which include the sale of blocks of individual loans to institutional or individual investors. Since 1991, the Company has sold approximately $1.2 billion of the loans it originated or purchased through securitization and $54.6 million through whole loan sales.


     Securitizations. During 1996, Delta completed 3 securitizations totaling $615 million. The following table sets forth certain information with respect to Delta's securitizations by offering size, including prefunded amounts, weighted average pass-through rate and credit rating of securities sold.

                                                                                        INITIAL
                                                                  OFFERING SIZE    WEIGHTED AVERAGE      CREDIT RATING OF
SECURITIZATION                                       COMPLETED     (MILLIONS)      PASS-THROUGH RATE    SECURITIES SOLD(1)
--------------------------------------------------   ---------    -------------    -----------------    ------------------
1996-1............................................   06/12/96        $ 225.0             6.60%                AAA/Aaa
1996-2............................................   09/26/96        $ 180.0             6.66%                AAA/Aaa
1996-3............................................   12/27/96        $ 210.0             6.41%                AAA/Aaa

------------------
(1) Ratings by Standard & Poor's and Moody's, respectively

     When Delta securitizes loans, it sells a portfolio of loans to a trust (the 'Home Equity Loan Trust') and issues classes of certificates representing an undivided ownership interest in the Home Equity Loan Trust. In its capacity as servicer for each securitization, the Company collects and remits principal and interest payments to the appropriate Home Equity Loan Trust which in turn passes through payments to certificate owners. For each of the 1996 securitizations, Delta retained 100% of the interests in the interest-only and residual classes of certificates and management contemplates continuing to do so in the future.

     Each Home Equity Loan Trust has the benefit of a financial guaranty insurance policy from a monoline insurance company, which insures the timely payment of interest and the ultimate payment of principal of the investor certificate. In addition to such insurance policies, the Excess Servicing is applied as an additional payment of principal of the investor certificates, thereby accelerating the amortization of the investor certificates relative to the amortization of the loans. This use of the Excess Servicing creates over-collateralization (i.e., the principal amount of the loans exceeds the principal amount of the investor certificates). Once the level of over-collateralization reaches a pre-determined level set by the monoline insurance company, the use of Excess Servicing to create over-collateralization stops unless it subsequently becomes necessary to again obtain or maintain the required level of over-collateralization. Over-collateralization is intended to create a source of cash (the payments on the 'extra' loans) to absorb losses prior to making a claim on the financial guaranty insurance policy. To date, no claims have been made on the financial guarantee insurance policies for any of the Company's securitizations.

     Delta may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by Delta in the pooling and servicing agreement entered into when the portfolio of loans are sold through a securitization. To date, Delta has not had to make any such repurchases or replacements. Delta intends to continue to conduct loans sales through securitization, either in private placements or in public offerings, when market conditions are attractive for such loan sales.

     Whole Loan Sales Without Recourse. The Company has determined from time to time that some of its 'A' loans and higher loan-to-value ratio loans receive better execution by being sold on a whole loan, non-recourse basis to third party institutions. The Company intends to continue this practice as long as it is deemed to be more profitable for the Company. For the years ended December 31, 1996, 1995 and 1994, Delta sold $15.3 million, $17.6 million and $12.0 million of loans, respectively, on a whole loan, non-recourse basis, which represents 2.3%, 6.1% and 9.9%, respectively, of its originations and purchases.

LOAN SERVICING AND COLLECTIONS

     Delta has been servicing loans since its inception in 1982, and Delta has serviced or is servicing substantially all of the loans that it has originated or purchased. Servicing involves, among other things, collecting payments when due, remitting payments of principal and interest and furnishing reports to the current owners of the loans and enforcing such owners' rights with respect to the loans, including, recovering delinquent payments, instituting foreclosure and liquidating the underlying collateral. The Company receives a servicing fee for servicing residential mortgage loans of 0.50% per annum (0.65% per annum on all securitizations completed before and including the 1996-1 securitization) on the declining principal balance of all loans sold through securitization and on the declining principal balance of the loans sold to investors on a recourse basis, which servicing fees are collected out of the monthly mortgage payments. Management believes that servicing the Company's own portfolio enhances certain operating efficiencies and provides an additional and profitable revenue stream that is less cyclical than the business of originating and purchasing loans. As of December 31, 1996, Delta had a loan servicing portfolio of $933.0 million.

     Delta services all loans out of its headquarters in Woodbury, New York, utilizing a leading 'in-house' loan servicing system ('LSAMS') which it purchased in 1994 and implemented in 1995. LSAMS replaced Delta's former 'service bureau' loan servicing system, and has provided Delta with considerably more flexibility to adapt the system to Delta's specific needs as a nonconforming home equity lender. As such, Delta has achieved significant cost efficiencies by automating a substantial number of previously manual servicing procedures and functions since its conversion to LSAMS on July 1, 1995. Management believes that even greater cost efficiencies can be realized through further automation provided by LSAMS, which runs on an IBM AS-400 base.

     At the same time that it upgraded its primary servicing system, Delta purchased a default management sub-servicing system ('TPLS') with separate 'modules' for foreclosure, bankruptcy, and REO to provide it with the ability to more efficiently monitor and service loans in default. These sub-servicing modules provide detailed tracking of all key events in foreclosure and bankruptcy on a loan-by-loan and portfolio-wide basis; the ability to track and account for all pre- and post-petition payments received in bankruptcy from the borrower and/or trustee; and the ability to monitor, market and account for all aspects necessary to liquidate an REO property after foreclosure. Additionally, Delta's Management Information Systems Department has created a market value analysis program to run with LSAMS, and provides Delta with the ability to monitor its equity position on a loan-by-loan and/or portfolio-wide basis.

     Centralized controls and standards have been established by Delta for the servicing and collection of mortgage loans in its portfolio. Delta revises such policies and procedures from time to time in connection with changing economic and market conditions and changing legal and regulatory requirements.

     Delta's collections policy is designed to identify payment problems sufficiently early to permit Delta to quickly address delinquency problems and, when necessary, to act to preserve equity in a pre-foreclosure property. Delta believes that these policies, combined with the experience level of its underwriters and the independent appraisers it engages, help to reduce the incidence of charge-offs of a first or second mortgage loan.

     Borrowers are billed on a monthly basis in advance of the due date. Collection procedures commence upon identification of a past due account by Delta's automated servicing system. If timely payment is not received, LSAMS automatically places the loan in the assigned collector's 'auto queue' and collection procedures are generally initiated on the day immediately following the payment due date for chronic late payers, or the day immediately following the end of the grace period for those borrowers who usually pay within the grace period. The account remains in the queue unless and until a payment is received, at which point LSAMS automatically removes the loan from that collector's auto queue until the next month's payment is due and/or becomes delinquent.

     When a loan appears in a collector's auto queue, a collector will telephone to remind the borrower that a payment is due. Follow-up telephone contacts are attempted until the account is current or other payment arrangements have been made. Standard form letters are utilized when attempts to reach the borrower by telephone fail and/or, in some circumstances, to supplement the phone contacts. During the delinquency period, the collector will continue to contact the borrower. Company collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account on LSAMS. Additional guidance with the collection process is derived through frequent communication with Delta's senior management.

     For those loans in which collection efforts have been exhausted without success, the Pre-foreclosure Manager recommends the loans be sent to foreclosure at one of two Foreclosure Committee Meetings held each month. At each such committee meeting, the Pre-foreclosure Manager meets with the Servicing Manager, the Foreclosure Manager and a member of the Executive Department, to determine whether foreclosure proceedings are appropriate, based upon their analysis of all relevant factors, including a market value analysis, reason for default and efforts by the borrower to cure the default.

     Regulations and practices regarding the liquidation of properties (e.g.,

foreclosure) and the rights of a borrower in default vary greatly from state to state. As such, all foreclosures are assigned to outside counsel, located in the same state as the secured property. Bankruptcies filed by borrowers are similarly assigned to appropriate local counsel. All aspects of foreclosures and bankruptcies are closely monitored by Delta through its TPLS sub-servicing loan system and through monthly status reports from attorneys.

     Prior to foreclosure sales, Delta performs an in-depth market value analysis on all defaulted loans. This analysis includes: (i) a current valuation of the property; (ii) an evaluation of the amount owed, if any, for real estate taxes; (iii) an evaluation of the amount owed, if any, to a senior mortgagee; and (iv) estimated carrying costs, brokers' fee, repair costs and other related costs associated with real estate owned properties. Delta bases the amount it will bid at foreclosure sales on this analysis.

     If Delta acquires title to a property at a foreclosure sale or otherwise, the REO Department immediately takes responsibility for the file by obtaining an estimate of the sale price of the property by sending at least two local real estate brokers to inspect the premises, and then hiring one to begin marketing the property. If the property is not vacant when acquired, local eviction attorneys are hired to commence eviction proceedings and/or negotiations are held with occupants in an attempt to get them to vacate without incurring the additional time and cost of eviction. Repairs are performed if it is determined that they will increase the net liquidation proceeds, taking into consideration the cost of repairs, the carrying costs during the repair period and the marketability of the property both before and after the repairs.

     Delta's loan servicing software also tracks and maintains homeowners' insurance information and tax and insurance escrow information. Expiration reports listing all policies scheduled to expire within the next 15 days are generated bi-weekly. When policies lapse, a letter is issued advising the borrower of such lapse and notifying the borrower that Delta will obtain force-placed insurance at the borrower's expense. Delta also has an insurance policy in place that provides coverage automatically for Delta in the event that Delta fails to obtain force-placed insurance.

     The following table sets forth information relating to the delinquency and loss experience of Delta for its servicing portfolio of mortgage loans (including mortgage loans serviced for others) for the periods indicated.

                                                                             YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       1996            1995            1994
                                                                   ------------    ------------    ------------
Total Outstanding Principal Balance (at period end).............   $932,958,188    $468,846,079    $310,228,743
Average Outstanding(1)..........................................   $667,368,565    $373,384,417    $300,678,046
DELINQUENCY (at period end)

30-59 Days:
  Principal Balance.............................................   $ 54,582,550    $ 35,052,951    $ 22,569,938
  Percent of Delinquency(2).....................................          5.85%           7.48%           7.28%
60-89 Days:
  Principal Balance.............................................   $ 14,272,587    $  8,086,230    $  6,398,055
  Percent of Delinquency(2).....................................          1.53%           1.72%           2.06%
90 Days or More:
  Principal Balance.............................................   $  9,224,525    $  6,748,061    $  6,517,506
  Percent of Delinquency(2).....................................          0.99%           1.44%           2.10%
Total Delinquencies:
  Principal Balance.............................................   $ 78,079,663    $ 49,887,242    $ 35,485,499
  Percent of Delinquency(2).....................................          8.37%          10.64%          11.44%
FORECLOSURES
  Principal Balance.............................................   $ 34,765,638    $ 23,506,751    $ 20,768,336
  Percent of Foreclosures by Dollar(2)..........................          3.73%           5.01%           6.69%
REO (at end of period)..........................................   $  5,672,811    $  4,020,295    $  1,926,922
Net Gains/(Losses) on liquidated loans..........................   $ (2,866,204)   $ (2,142,099)   $   (687,090)
Percentage of Net Gains/(Losses) on liquidated loans (based on
  Average Outstanding Balance)..................................         (0.43%)         (0.57%)         (0.23%)

------------------
(1) Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total by the number of months in the applicable period.
(2) Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.

COMPETITION

     As an originator and purchaser of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. Furthermore, the current level of gains realized by the Company and its competitors on the sale of the type of loans originated and purchased is attracting additional competitors into this market with the effect of lowering the gains that may be realized by the Company on future loan sales. In addition, greater investor acceptance of securities backed by loans comparable to the Company's mortgage loans and greater availability of information regarding the prepayment and default experience of such loans creates greater efficiencies in the market for such securities. Such efficiencies may create a desire for even larger transactions giving companies with greater volumes of originations a competitive advantage. In addition, a more efficient market for such securities may lead certain investors to purchase securities backed by other types of assets where potential returns may be greater. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have 'locked in' low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.

     Furthermore, certain large national finance companies and conforming mortgage originators have announced their intention to adapt their conforming origination programs and allocate resources to the origination of non-conforming loans. In addition, certain of these larger mortgage companies and commercial banks have begun to offer products similar to those offered by the Company, targeting customers similar to those of the Company. The entrance of these competitors into the Company's market could have a material adverse effect on the Company's results of operations and financial condition.

REGULATION

     Delta's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Delta's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act of 1974, as amended (ECOA), the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act (RESPA), and Regulation X, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting Delta's activities. Delta is also subject to the rules and regulations of, and examinations by HUD and state regulatory authorities with respect to originating, processing, underwriting and servicing loans. These rules and regulations, among other things, impose licensing obligations on Delta, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loans repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. Delta believes that it is in compliance in all material respects with applicable federal and state laws and regulations.

ENVIRONMENTAL MATTERS

     To date, Delta has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, Delta from time to time forecloses on properties securing loans. Although Delta primarily lends to owners of residential properties, there is a risk that Delta could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by Delta, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 346 employees (full-time and part-time), 313 of whom were working at its Woodbury, New York headquarters. The Company is not subject to any collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's executive and administrative headquarters, including its servicing operation and full service production office, are located in Woodbury, New York, where the Company leases approximately 57,500 square feet of office space at an aggregate annual rent of approximately $1,045,000. The lease provides for certain scheduled rent increases and expires in 2004.

     The Company also leases space for its a full service office in Atlanta, Georgia, full-processing offices in Chicago, Illinois and Warwick, Rhode Island, and business development offices in New Jersey, Missouri, Virginia, Pennsylvania, Ohio (2), and Michigan (2). The terms of the leases vary as to duration and escalation provisions, with the latest expiring in 2001.

ITEM 3. LEGAL PROCEEDINGS

     Because the nature of the Company's business involves the collection of numerous accounts, the validity of liens and compliance with state and federal lending laws, the Company is subject to numerous claims and legal actions in the ordinary course of its business. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such claims and actions, the Company believes that the aggregate amount of such liabilities will not result in monetary damages which in the aggregate would have a material adverse effect on the financial condition or results of the Company.

     Several class-action lawsuits have been filed recently against a number of consumer finance companies alleging that the compensation of mortgage brokers through the payment of yield spread premiums violates various federal and state consumer protection laws. On March 18, 1997, the Company received notice that it had been named in a lawsuit filed in Federal District Court, E.D.N.Y., alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates, among other things, the Federal Real Estate Settlement Procedures Act. The complaint seeks (i) certification of a class of plaintiffs,
(ii) an injunction against payment of yield spread premiums by the Company and
(iii) unspecified compensatory and punitive damages (including attorney's fees). Management believes the Company has meritorious defenses and intends to defend this suit, but the Company has not yet answered the complaint and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 4, 1996, prior to the Company's initial public offering, by unanimous written consent the stockholders of Delta approved the Company's 1996 Stock Option Plan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock was listed on the New York Stock Exchange (the 'NYSE') under the symbol 'DFC' on November 1, 1996. The following table sets forth for the periods indicated the range of the high and low closing sales prices for the Company's Common Stock on the NYSE.

1996                                                                             HIGH      LOW
------------------------------------------------------------------------------   ----      ---
Fourth Quarter (from 11/1/96).................................................   $25 1/4   $18

     On March 5, 1997, the Company had approximately 47 stockholders of record. This number does not include beneficial owners holding shares through nominee or 'street' names. The Company believes the number of beneficial stockholders is in excess of 3,000.

DIVIDEND POLICY

     The Company did not pay any dividends in 1996 and, in accordance with its present general policy, has no present intention to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    1996          1995          1994          1993          1992

                                                 ----------    ----------    ----------    ----------    ----------
                                                          (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues:
    Net gain on sale of mortgage loans........   $   46,525    $   15,383    $    6,661    $    7,639    $    4,757
    Interest..................................       16,372        13,588         9,839         9,156        13,402
    Servicing fees............................        5,368         2,855         2,183         2,101         1,892
    Other.....................................        5,266         4,309         3,114         3,617         5,413
                                                 ----------    ----------    ----------    ----------    ----------
       Total revenues.........................   $   73,531    $   36,135    $   21,797    $   22,513    $   25,464
                                                 ----------    ----------    ----------    ----------    ----------
  Expenses:
    Payroll and related costs.................   $   16,509    $   12,876    $    8,815    $    9,268    $   10,713
    Interest..................................       11,298         7,964         3,735         2,915         4,536
    General & administrative..................       12,236        10,709         7,238         6,670         6,905
                                                 ----------    ----------    ----------    ----------    ----------
       Total expenses.........................   $   40,043    $   31,549    $   19,788    $   18,853    $   22,154
                                                 ----------    ----------    ----------    ----------    ----------
  Income before income taxes and extraordinary
    item......................................       33,488         4,586         2,009         3,660         3,310
  Provision for income taxes(1)...............        9,466            --            --            --            --
                                                 ----------    ----------    ----------    ----------    ----------
  Income before extraordinary item............       24,022         4,586         2,009         3,660         3,310
  Extraordinary item:
    Gain on extinguishment of debt............        3,168            --            --            --            --
                                                 ----------    ----------    ----------    ----------    ----------
  Net income..................................   $   27,190    $    4,586    $    2,009    $    3,660    $    3,310
                                                 ----------    ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------    ----------
Unaudited pro forma information:
  Provision for pro forma income taxes before
    extraordinary item(1)(2)..................       14,400         1,972           864         1,574         1,423
                                                 ----------    ----------    ----------    ----------    ----------
  Pro forma income before extraordinary
    item(1)(2)................................   $   19,088    $    2,614    $    1,145    $    2,086    $    1,887
                                                 ----------    ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------    ----------
  Per share data
    Pro forma earnings per share of common
       stock(1)(2)(3).........................   $     1.46    $     0.21    $     0.09    $     0.17    $     0.15
    Pro forma weighted average number of
       shares outstanding(3)..................   13,083,327    12,629,182    12,629,182    12,629,182    12,629,182

SELECTED BALANCE SHEET DATA:
  Loans held for sale.........................   $   83,677    $   63,816    $   48,833    $   41,703    $   47,079
  Interest-only and residual certificates.....       83,073        25,310         7,514         2,204            --
  Capitalized mortgage servicing rights.......       11,412         3,831         2,421         3,491         5,705
  Total assets................................      232,736       139,612        98,589        81,143        80,775
                                                 ----------    ----------    ----------    ----------    ----------
  Warehouse financing and other borrowings....   $   95,482    $   82,756    $   52,491    $   36,780    $   42,659
  Investor payable............................       22,569        14,272        11,091         8,687         4,959
  Total liabilities...........................      139,218       109,779        70,425        52,793        54,891
                                                 ----------    ----------    ----------    ----------    ----------

  Stockholders' equity........................   $   93,518    $   29,833    $   28,164    $   28,350    $   25,884
                                                 ----------    ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------    ----------

------------------
(1) Prior to October 31, 1996, Delta Funding Corporation was treated as an S corporation for federal and state income tax purposes. As a result, the Company's historical earnings prior to such date had been taxed directly to the former shareholders of Delta Funding Corporation (the 'Former Shareholders') and not to the Company.

(2) The pro forma presentation reflects a provision for income taxes, as if the Company had always been a C corporation, at an assumed tax rate of 43%.

(3) Reflects the effect of 10,653,000 shares issued to the Former Shareholders and the effect of the issuance of 4,600,000 shares of Common Stock issued in the Company's initial public offering, 1,976,182 of which are treated as if they had always been outstanding to give effect to certain S corporation distributions paid to the Former Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements set forth therein.

RECENT GROWTH

     The Company has experienced significant growth in the last few years, particularly since January 1, 1995. Management believes that this growth is primarily attributable to (i) the Company's geographic expansion of its operations, (ii) the Company's further penetration into its established markets, and (iii) the Company's increased access to additional funding sources through larger warehouse agreements which enabled the Company to accumulate larger pools of loans for sales through securitizations.

     The Company's recent and rapid growth may have a somewhat distortive impact on certain of the Company's ratios and financial statistics and may make period-to-period comparisons difficult. In light of the Company's growth, historical performance of the Company's earnings may be of limited relevance in predicting future performance. Furthermore, the Company's financial statistics may not be indicative of the Company's results in future periods. Any credit or other problems associated with the large number of loans originated and purchased in the recent past may not become apparent until sometime in the future.

     To date, the Company has not experienced any significant seasonal variations in loan originations and purchases.


CERTAIN ACCOUNTING CONSIDERATIONS

INTEREST-ONLY AND RESIDUAL CERTIFICATES

     The Company derives a substantial portion of its income by recognizing gain on sale of loans sold through securitizations, represented by the interest-only and residual certificates that the Company retains. In securitizations, the Company sells loans that it has originated or purchased to a trust for a cash purchase price and the interest-only and residual certificates. The cash purchase price is raised through an offering by the trust of pass-through certificates representing regular interests in the trust. Following the securitizations, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the principal balance, while the Company receives the Excess Servicing, which represents the present value of the excess of the interest rate payable by an obligor on a loan over the interest rate passed through to the purchasers of the regular-interest certificates, less the Company's normal servicing fee and other recurring fees. The capitalized Excess Servicing is represented on the Company's balance sheet in the form of the interest-only and residual certificates, and these certificates are reduced as cash distributions are received. The interest-only and residual certificates are accounted for as trading securities in accordance with Statement of Financial Accounting Standards ('SFAS') No. 115, 'Accounting for Certain Investments in Debt and Equity Securities,' and as such they are recorded at their fair value. Changes in fair value of the interest-only and residual certificates are reflected in the statement of operations. Fair value of the interest-only and residual certificates is determined based on various economic factors, including considerations of loan type, size, date of origination, interest rate, term, collateral value and geographic location. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the interest-only and residual certificates, adversely impacting earnings. To date, the Company has not been required to write down the value of any interest-only and residual certificate it holds.

SFAS NO. 91

     In December 1986, the Financial Accounting Standards Board ('FASB') issued SFAS No. 91, 'Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases' ('SFAS No. 91'). SFAS No. 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or a group of loans.

     Under SFAS No. 91, loan origination fees and direct loan origination costs are recognized as an adjustment of the loan's yield over the earlier of the life of the related loan or the sale of the loan. In effect, SFAS No. 91 requires that origination fees be offset by their related direct loan costs and that net deferred fees be recognized over the earlier of the life of the loan or the sale of the loan, whether the loan is sold through securitization or on a whole loan basis.

     Prior to the second quarter of 1996, the Company generally sold loans through securitization on a semiannual basis and, as such, carried a larger inventory of loans on its books from quarter to quarter and from year to year, which resulted in more significant SFAS No. 91 adjustments being made during those periods. The Company contemplates that in the future it will continue to sell substantially all of its loan originations and purchases on a quarterly basis primarily through securitizations and, to a lesser extent, on a whole loan basis. This practice should minimize the amount of loans being held in inventory and, therefore, minimize the effects of SFAS No. 91 on the Company's financial statements.

MORTGAGE SERVICING RIGHTS

     In May 1995, the FASB issued SFAS No. 122, 'Accounting for Mortgage Servicing Rights,' which amends SFAS No. 65 'Accounting for Certain Banking Activities.' Effective January 1, 1995, the Company adopted SFAS No. 122. Because SFAS No. 122 prohibits retroactive application to years prior to adoption thereof, the Company's historical financial results for periods prior to 1995 have not been restated and, accordingly, are not directly comparable to the financial results for 1995 and 1996.

     SFAS No. 122 requires mortgage banking entities to recognize as a separate asset the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights are required to allocate the total cost of the loans to the mortgage servicing rights and the mortgage loans without the mortgage servicing rights. The Company determines fair value based upon the present value of estimated net future servicing revenues less the estimated cost to service loans, adjusted based on the same assumptions used on the gain on sale calculation. The cost allocated to these servicing rights is amortized in proportion to and over the period of estimated net future cash flows related to servicing income. As a result of the adoption of SFAS No. 122, the Company will recognize in the future greater revenues at the time a loan is sold and smaller revenues during the period such loan is serviced. To this end, adoption of SFAS No. 122 resulted in additional income recorded as gain on sale of approximately $8.3 million during the year ended 1996 and $2.1 million during the year ended 1995.

     SFAS No. 122 also requires impairment evaluations of all amounts capitalized as servicing rights, including those purchased before the adoption of SFAS No. 122, based upon the fair value of the underlying servicing rights. The Company periodically performs these evaluations on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term, credit quality and interest rate. The continuing effects of SFAS No. 122 on the Company's financial position and results of operations will depend on several factors, including, among other things, the amount of acquired or originated loans sold or securitized, the type, term and credit quality of loans and estimates of future prepayment rates.

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES


     On October 31, 1996, in contemplation of the Company's initial public offering, Delta Funding Corporation terminated its status as an S corporation. The Former Shareholders of Delta Funding Corporation, pursuant to the terms of a contribution agreement, contributed their shares of capital stock in Delta Funding Corporation to the Company in exchange for 10,653,000 shares, representing all of the then-outstanding Common Stock of the Company (the 'Exchange').

     In connection with the termination of Delta Funding Corporation's S corporation status, Delta Funding Corporation made final S corporation distributions and the Company used $32.6 million of the net proceeds of the initial public offering to pay such distributions.

     As an S corporation, Delta Funding Corporation's income, whether or not distributed, was taxed at the shareholder level for federal and state tax purposes. The pro forma provision for income taxes in the accompanying statements of income shows results as if the Company had always been a C corporation, with an effective tax rate of 43%.

     The Company incurred a $3.9 million deferred tax liability as a result of its conversion from an S corporation to a C corporation on October 31, 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

  Revenues

     Total revenues increased $37.4 million, or 103%, to $73.5 million in 1996 from $36.1 million in 1995. The increase in revenues was primarily due to the increase in loan originations and purchases and a corresponding increase in the amount of loans sold through securitizations.

     Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans increased $31.1 million, or 202%, to $46.5 million in 1996 from $15.4 million in 1995. This increase was the result of higher loan originations and purchases, resulting in an increased amount of loans sold through securitizations. Total loan originations and purchases increased $371.0 million, or 129%, to $658.8 million in 1996 from $287.8 million in 1995. The Company sold or securitized $630.4 million of loans in 1996 compared to $247.6 million in 1995, with a weighted average net gain on sale of 7.4% and 6.2%, respectively.

     Interest Income. Interest income increased $2.8 million, or 20%, to $16.4 million in 1996 from $13.6 million in 1995. The increase in interest income was primarily due to a higher average balance of loans held for sale during 1996 resulting from the increases in loan originations and purchases, but was partially offset due to the shorter holding period which the mortgage loans remained in inventory during 1996. The Company completed three securitizations during 1996 versus two securitizations in 1995. The weighted average interest rate on loans held for sale was 11.40% for both 1996 and 1995.

     Servicing Income. Servicing income increased $2.5 million, or 88%, to $5.4 million in 1996 from $2.9 million in 1995. This increase was primarily due to higher loan servicing volume, which resulted in increased contractual and ancillary service fees. During 1996, the average balance of mortgage loans serviced by the Company increased 79% to $667.4 million from $373.4 million during 1995.

     Other Income. Other income increased $1.0 million, or 22%, to $5.3 million in 1996 from $4.3 million in 1995. This increase was primarily due to an increase in loan origination fees, which is the primary component of other income. The Company generates loan origination fees on loans originated through its broker network. During 1996, broker loan originations increased by $146.0 million, or 83%, to $321.7 million from $175.7 million in 1995. Loan origination fees increased at a slower rate than broker loan originations primarily because the Company earned lower average origination fees per loan.

  Expenses

     Total expenses increased $8.5 million, or 27%, to $40.0 million for 1996 from $31.5 million in 1995. The increase in expenses was primarily the result of increased interest expense on loans held for sale and higher operating expenses associated with the additional personnel required to process the greater number of loan originations and purchases. Total expenses increased at a much slower rate than total revenues, primarily due to efficiencies realized from the Company's investment in technology, experienced staff and economies of scale.

     Payroll Expense. Payroll expense increased $3.6 million, or 28%, to $16.5 million for 1996, from $12.9 million for 1995. The increase was primarily due to increased staffing in the Company's originations area associated with the increase in loan originations and purchases, as well as the Company's expansion into new and existing markets. As of December 31, 1996, the Company employed 346 full- and part-time persons as compared to 255 full- and part-time persons as of December 31, 1995.

     Interest Expense. Interest expense increased $3.3 million, or 42%, to $11.3 million in 1996 from $8.0 million in 1995. The increase in interest expense was attributable to the interest costs associated with both a higher balance of loans pending sale during 1996, resulting from increases in loan originations and purchases during the period, and an increase in the excess servicing receivable financing during 1996. The Company had financings against its Excess Servicing receivables (residual and interest-only certificates) of $47.0 million as of December 31, 1996 compared to $16.2 million as of December 31, 1995. Interest expense was partially offset by lower cost of funds on the Company's floating rate borrowings which are based on 1 month Libor. The average one-month libor rate was on average 0.52% lower during 1996 than during 1995.

     General and Administrative Expenses. General and administrative expenses, which consist primarily of office and administration, rent, and health care and insurance, increased $1.5 million, or 14%, to $12.2 million in 1996 from $10.7 million in 1995. The increase in general and administrative expenses was primarily due to expenses incurred in connection with the increases in loan originations and purchases, and increased employee benefit expenses.

  Extraordinary Gain

     In May 1996, the Company closed out its long-term $31.7 million warehouse facility with a European financial institution at a 10% discount. As a result, the Company realized an extraordinary gain of $3.17 million for the year ended December 31, 1996.

  Income Taxes

     Prior to October 31, 1996, Delta Funding Corporation was treated as an S corporation for federal and state income tax purposes. As a result, the Company's historical earnings prior to such date had been taxed directly to the Former Shareholders of Delta Funding and not to the Company.

     On October 31, 1996, in conjunction with the Exchange, Delta Funding Corporation's status as an S corporation was terminated and the Company became a C corporation for federal and state income tax purposes and as such was subject to federal and state income tax on its taxable income for the months of November and December 1996. During 1996, the Company recorded a tax provision of $9.5 million. This includes a $4.2 million provision for November and December earnings at the statutory rate of 42% and a deferred tax expense of $3.9 million in connection with the change in tax status from an S corporation to a C corporation.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

  Revenues

     Total revenues increased $14.3 million, or 66%, to $36.1 million in 1995 from $21.8 million in 1994. The increase in revenues was primarily due to the combined effect of increases in loan originations and purchases, the adoption of SFAS No. 122 and higher gains realized on the sale of loans through securitizations.

     Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans increased $8.7 million, or 131%, to $15.4 million in 1995 from $6.7 million in 1994. This increase was primarily due to the combined effect of increased loan originations and purchases and subsequent sales of loans through securitizations and the adoption of SFAS No. 122. Total loan originations and purchases increased $168.1 million, or 140%, to $287.8 million in 1995 from $119.7 million in 1994. The Company sold or securitized $247.6 million of loans in 1995 compared to $102.0 million in 1994, with a weighted average net gain on sale of 6.2% and 6.5%, respectively. Included in the gain on sale of loans in 1995 was $2.1 million which represents the present value of mortgage servicing rights that the Company receives over time, as it sells loans through securitization on a servicing-retained basis. The Company implemented SFAS No. 122, effective as of January 1, 1995.

     Interest Income.  Interest income increased $3.8 million, or 38%, to $13.6 million in 1995 from $9.8 million in 1994. The increase in interest income was primarily due to a higher average balance of loans held for sale during 1995 resulting from the increases in loan originations and purchases and, to a lesser extent, to unrealized gains, net of discount accretion and cash remittances, in the amount of $1.0 million on interest-only and residual certificates held by the Company, resulting from mark-to-market adjustment valuations to fair value according to SFAS No. 115.

     Servicing Income. Servicing income increased $0.7 million, or 31%, to $2.9 million in 1995 from $2.2 million in 1994. This increase was primarily the result of higher loan servicing volume, which resulted in larger contractual and ancillary service fees. During 1995, the average balance of mortgage loans serviced by the Company increased 24% to $373.4 million from $300.7 million in 1994. During 1995, the Company also increased its ancillary servicing income by charging prepayment penalties in states where such charges are allowed.

     Other Income. Other income increased $1.2 million, or 38%, to $4.3 million in 1995 from $3.1 million in 1994. This increase was primarily due to the increase in loan origination fees, which is the largest component of other income. During 1995, broker loan originations increased by $94.3 million, or 116%, to $175.7 million from $81.4 million in 1994.

  Expenses

     Total expenses increased $11.7 million, or 59%, to $31.5 million for 1995 from $19.8 million in 1994. The increase in expenses was primarily the result of increased interest expense on loans held for sale, the increased expense associated with additional personnel required to process the greater number of loan originations and purchases, and higher operating expenses related to increased loan volume during 1995 compared to 1994.

     Payroll Expense. Payroll expense increased $4.1 million, or 46%, to $12.9 million for 1995, from $8.8 million for 1994. The increase was due primarily to bonus increases granted to certain members of senior management and, to a lesser extent, due to increased staffing in the Company's originations area. As of December 31, 1995, the Company employed 255 persons as compared to 197 persons as of December 31, 1994.

     Interest Expense. Interest expense increased $4.3 million, or 113%, to $8.0 million in 1995 from $3.7 million in 1994. The increase in interest expense was attributable to the interest costs associated with a higher balance of loans pending sale during 1995, resulting from increases in loan originations and purchases during the period, and a higher balance of loans held for sale at the beginning of the period ($48.8 million compared to $41.7 million for 1995 and 1994, respectively). The Company's cost of funds on its floating rate warehouse facilities, where it holds mortgage loans until the time of sale, was on average 1.51% higher in 1995 compared to 1994.

     General and Administrative Expenses. General and administrative expenses increased $3.5 million, or 48%, to $10.7 million in 1995 from $7.2 million in

1994. The increase in general and administrative expenses was primarily due to expenses incurred in connection with the increases in loan originations and purchases and associated increases in personnel expenses and the direct costs relating to the transfer of the Company's prior servicing system to its current servicing system.

FINANCIAL CONDITION

DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

     Cash and interest-bearing deposits increased $2.1 million, or 13%, to $18.7 million at December 31, 1996 from $16.6 million at December 31, 1995. The increase was primarily due to additional moneys held in securitization trust accounts related to the Company's ongoing securitization program.

     Accounts receivable increased $1.8 million, or 26%, to $8.6 million at December 31, 1996 from $6.8 million at December 31, 1995. This increase was primarily due to higher average loan servicing volume, which resulted in increased reimbursable servicing advances made by the Company, acting as servicer on its securitizations.

     Loans held for sale increased $19.9 million, or 31%, to $83.7 million at December 31, 1996 from $63.8 million at December 31, 1995. This increase was a result of increases in loan originations and purchases in the fourth quarter of 1996 versus the fourth quarter of 1995, and a corresponding increase in the amount of loans remaining in inventory subsequent to the Company's fourth quarter 1996 securitization. Loan originations and purchases increased $142.6 million, or 141%, to $243.7 million in the fourth quarter of 1996 from $101.1 million in the fourth quarter of 1995.

     Accrued interest and late charges receivable increased $4.3 million, or 26%, to $20.2 million at December 31, 1996 from $15.9 million at December 31, 1995. This increase was primarily due to higher loan servicing volume during 1996. The Company's average servicing portfolio increased 79% to $667.4 million in 1996 from $373.4 million in 1995.

     Capitalized mortgage servicing rights increased $7.6 million, or 198%, to $11.4 million at December 31, 1996 from $3.8 million at December 31, 1995. This increase was directly attributable to the application of SFAS No. 122, which allows the Company to capitalize the fair market value of the servicing retained asset after it completes a securitization. The Company's securitization issuance amount increased 167% to $615 million from $230 million in 1995. The Company began to capitalize ancillary service fee income in 1996 according to SFAS No. 122 which was not previously recognized in prior periods.

     Interest-only and residual certificates increased $57.8 million, or 228%, to $83.1 million at December 31, 1996 from $25.3 million at December 31, 1995, primarily due to interest-only and residual certificates acquired in connection with securitizations during the year. The Company securitized $615 million in 1996 versus $230 million in 1995.

     Warehouse financing and other borrowings increased $12.7 million, or 15%, to $95.5 million at December 31, 1996 from $82.8 million at December 31, 1995, primarily due to additional loans held for sale and additional financing secured by interest-only and residual certificates. The Company initially used $38.0 million of net proceeds from its initial public stock offering to pay down amounts outstanding on a warehouse facility.

     Investor payable increased $8.3 million, or 58%, to $22.6 million at December 31, 1996 from $14.3 million at December 31, 1995. The increase was primarily due to the higher loan servicing volume which resulted in an increase in the amount of principal collected by the Company acting as servicer, which must be remitted to the various trusts for the following distribution period. Investor payable is comprised of all principal collected on mortgage loans, either due to principal amortization or principal repayment, and accrued certificate interest. Variability in this account is primarily due to the principal prepayments collected within a given collection period.

     Stockholders' equity increased $63.7 million, or 213%, to $93.5 million at December 31, 1996 from $29.8 million at December 31, 1995. This increase is primarily due to the net proceeds of $69.7 million received in connection with the Company's initial public stock offering at November 1, 1996, as well as net income for the year of $27.2 million, offset by distributions of $33.2 million made to the former shareholders of Delta Funding Corporation prior to and in connection with the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has operated, and expects to continue to operate, on a negative cash flow basis due to increases in the volume of loan purchases and originations, to the growth of its securitization program, and potential acquisitions. Currently, the Company's primary cash requirements include the funding of (i) mortgage originations and purchases pending their pooling and sale, (ii) the points and expenses paid in connection with the acquisition of correspondent loans, (iii) fees, expenses and tax payments incurred in connection with its securitization program, (iv) over-collateralization requirements in connection with loans pooled and sold, and (v) ongoing administrative and other operating expenses. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases.

     The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans. As a result of increased loan originations and purchases and the increase in its securitization program, the Company, during 1994, 1995 and 1996, used cash of approximately $10.2 million, $23.9 million, $42.0 million, respectively.

     To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has two warehouse credit facilities for this purpose. One warehouse facility is a $250 million committed revolving line with a variable rate of interest and a maturity date of February 1998. This facility was converted from an uncommitted to a committed line subsequent to December 31, 1996. The Company's second warehouse facility is a $200 million committed revolving line with a variable rate of interest and a maturity date of February 1998. This facility was obtained subsequent to December 31, 1996 and replaced a $100 million uncommitted credit facility previously maintained by the Company with the warehouse lender. The outstanding balance on the $250 million facility and $200 million facility as of December 31, 1996 was $45.8 million and $0, respectively.

     In addition, the Company has a one-year renewable credit line to support its daily operating requirements in the amount of $1.0 million with a variable interest rate, renewable in September 1997. The outstanding balance on this credit line was $5,000 as of December 31, 1996. The Company had a second credit line in the amount of $2.5 million which expired prior to December 31, 1996, and was not renewed at the Company's option.

     The Company has obtained financing facilities on all of its interest-only and residual certificates acquired as part of its securitizations. As of December 31, 1996, the aggregate outstanding balance on these facilities was $47.0 million. These facilities have variable interest rates and mature between October 1997 and December 1999.

     The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is subject to the Company's compliance with these covenants. Management believes the Company is in compliance with all such covenants under these agreements.

HEDGING

     The Company originates and purchases mortgage loans and then sells them primarily through securitizations. At the time of securitization and delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or 'spread' between the interest rate on the loans and the interest rate on treasury securities with maturities corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the excess spread narrows, resulting in a loss in value of the loans. To protect against such losses, the Company currently hedges the value of the loans through the use of treasury rate lock contracts which function similar to the short sale of treasury securities. Prior to hedging, the Company performs an analysis of its loans taking into account such factors as interest rates, maturities, durations, inventory of loans and amount of loans in the pipeline to determine the proportion of contracts to sell so that the risk to the value of the loans is most effectively hedged. The Company will enter into treasury rate lock contracts through one of its warehouse lenders and/or one of the investment bankers which underwrite the Company's securitizations. These contracts are designated as hedges in the Company's records and are closed out when the associated loans are sold through securitization.


     If the value of the hedges decrease, offsetting an increase in the value of the loans, the Company, upon settlement with its counter-party, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans as part of its interest-only and residual certificates. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding interest-only and residual certificates.

     The Company believes that its current hedging strategy of using treasury rate lock contracts is the most effective way to manage its interest rate risk on loans prior to securitization.

INFLATION AND INTEREST RATES

     Inflation has had no material effect on the Company's results of operations. Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights, interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely impacting earnings. Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities.

CERTAIN OTHER ACCOUNTING PRONOUNCEMENTS

SFAS NO. 125

     In June 1996, FASB issued SFAS No. 125 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities', which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.


     SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. A securitization of a financial asset, a portion of a financial asset, or a pool of financial assets in which the transferor surrenders control over the assets transferred, is accounted for as a sale. The transferor is considered to have surrendered control only if all three of the following conditions are met:

     (1) The transferred assets have been isolated from the transferor; i.e., put beyond the reach of the transferor and its creditors, even in the event of bankruptcy of the transferor;

     (2) The transferee is a 'qualifying special-purpose entity,' such as a trust, and the holders of debt and equity investors in that entity have the right to pledge or exchange those interests;

     (3) The transferor does not effectively maintain control over the transferred assets by a concurrent agreement that entitles the transferor to repurchase, prior to maturity, transferred assets that are not readily obtainable.

     If the transfer does not qualify as a sale, the transferred assets will remain on the balance sheet and the proceeds raised will be accounted for as a secured borrowing with no gain or loss recognition. Because Delta's transfers of loans made in connection with its securitizations qualify as sales under this pronouncement, the required accounting will be an allocation of basis approach.

     After the securitization of mortgage loans held for sale, the mortgage-backed security (or any retained interests in REMIC securitizations of loans held for sale, whether they are subordinate classes, IOs or residuals) shall be classified as a trading security and reported at fair value under SFAS No. 115.

     Servicing assets created in a securitization of those assets (from contractually specified servicing fees which are due the servicer in exchange for servicing those assets) shall initially be measured at their allocated carrying amount, based upon the relative fair value at the date of securitization. Rights to future interest income from the serviced assets in amounts that exceed the contractually specified fees (i.e. late charges, and other ancillary revenues) should be accounted for separately from the servicing asset. Those amounts are IO strips and are recorded at their fair value in accordance with SFAS No. 115. Servicing assets are to be amortized in proportion to, and over the period of, estimated net servicing income (the excess of servicing revenues over servicing costs).

     The Company has completed its analysis of SFAS No. 125 and has concluded that it should not have any material affect on revenues or earnings.

RISK FACTORS


     Except for historical information contained herein, certain matters discussed in this Form 10-K are 'forward looking statements' as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the 'safe harbor' provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

          o A general economic slowdown.

          o The unanticipated expenses of assimilating newly-acquired business into the Company's business structure; as well as, the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

          o Unpredictable delays or difficulties in the development of new product programs.

          o Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, licenses, adoption of new, or changes in accounting policies and practices and the application of such policies and practices.

          o The effects of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, unforeseen inflationary pressures and monetary fluctuation; the ability or inability of the Company to hedge against fluctuations in interest rates.

          o The ability or inability of the Company to continue its practice of securitization of mortgage loans held for sale.

          o Increased competition within the Company's markets.

     The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, costs, margins and profits are all influenced by a number of factors, as discussed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Financial Statements
                           December 31, 1996 and 1995
                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Delta Financial Corporation:

We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

New York, New York                              KPMG Peat Marwick LLP
February 19, 1997

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                        1996            1995
                                                                                    ------------    ------------
                                     ASSETS
Cash and interest bearing deposits...............................................   $ 18,741,182    $ 16,635,135
Accounts receivable..............................................................      8,654,885       6,845,947
Loans held for sale..............................................................     83,677,017      63,816,298
Accrued interest and late charges receivable.....................................     20,158,812      15,946,847
Capitalized mortgage servicing rights............................................     11,411,634       3,830,996
Equipment, net...................................................................      2,836,360       1,550,099
Cash held for advance payments...................................................      2,488,218       3,119,558
Real estate owned................................................................        134,750         250,908
Interest only and residual certificates..........................................     83,072,777      25,309,548
Prepaid and other assets.........................................................      1,560,578       1,316,702
Due from stockholders............................................................             --         990,000
                                                                                    ------------    ------------
                                                                                    $232,736,213    $139,612,038
                                                                                    ------------    ------------
                                                                                    ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Bank payable.....................................................................   $  2,294,742    $  5,100,087
Warehouse financing and other borrowings.........................................     95,481,627      82,756,232
Accounts payable and accrued expenses............................................      7,201,674       4,843,719
Investor payable.................................................................     22,568,730      14,271,967
Advance payment by borrowers for taxes and insurance.............................      2,255,045       2,806,818
Income taxes payable.............................................................      9,416,784              --
                                                                                    ------------    ------------
                                                                                     139,218,602     109,778,823
                                                                                    ------------    ------------

Stockholders' equity:
  Capital stock, $.01 par value. Authorized 49,000,000 shares; issued and outstanding 15,253,000 shares and 10,653,000 shares in 1996 and 1995,
     respectively................................................................        152,530         106,530
  Additional paid-in capital.....................................................     90,952,737       3,225,615
  Retained earnings..............................................................      2,412,344      26,501,070
                                                                                    ------------    ------------
     Total stockholders' equity..................................................     93,517,611      29,833,215
                                                                                    ------------    ------------
                                                                                    $232,736,213    $139,612,038
                                                                                    ------------    ------------
                                                                                    ------------    ------------

          See accompanying notes to consolidated financial statements.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                          1996           1995           1994
                                                                       -----------    -----------    -----------
Revenues:
  Net gain on sale of mortgage loans................................   $46,525,042    $15,382,960    $ 6,661,163
  Interest..........................................................    16,372,115     13,587,807      9,839,484
  Servicing fees....................................................     5,368,488      2,855,642      2,182,568
  Other.............................................................     5,266,109      4,308,985      3,113,692
                                                                       -----------    -----------    -----------
                                                                        73,531,754     36,135,394     21,796,907
                                                                       -----------    -----------    -----------
Expenses:
  Payroll and related costs.........................................    16,508,756     12,875,714      8,815,355
  Interest expense..................................................    11,298,224      7,963,613      3,734,877
  General and administrative........................................    12,236,260     10,710,179      7,238,140
                                                                       -----------    -----------    -----------
                                                                        40,043,240     31,549,506     19,788,372
                                                                       -----------    -----------    -----------
Income before income taxes and extraordinary item...................    33,488,514      4,585,888      2,008,535
Provision for income taxes..........................................     9,466,381             --             --
                                                                       -----------    -----------    -----------
Income before extraordinary item....................................    24,022,133      4,585,888      2,008,535
Extraordinary item:
  Gain on extinguishment of debt....................................     3,167,828             --             --
                                                                       -----------    -----------    -----------
  Net income........................................................   $27,189,961    $ 4,585,888    $ 2,008,535
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------



Unaudited pro forma information:
  Provision for pro forma income taxes
     before extraordinary item......................................    14,400,061      1,971,932        863,670
                                                                       -----------    -----------    -----------
  Pro forma earnings before extraordinary item......................   $19,088,453    $ 2,613,956    $ 1,144,865
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

          See accompanying notes to consolidated financial statements.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                        ADDITIONAL
                                                                          PAID-IN        RETAINED
                                                    CAPITAL STOCK(1)    CAPITAL(1)       EARNINGS         TOTAL
                                                    ----------------    -----------    ------------    ------------
Balance at December 31, 1993.....................       $106,530        $ 3,225,615    $ 25,018,190    $ 28,350,335
  Net income.....................................             --                 --       2,008,535       2,008,535
  Distributions..................................             --                 --      (2,195,056)     (2,195,056)
                                                    ----------------    -----------    ------------    ------------
Balance at December 31, 1994.....................        106,530          3,225,615      24,831,669      28,163,814
  Net income.....................................             --                 --       4,585,888       4,585,888
  Distributions..................................             --                 --      (2,916,487)     (2,916,487)
                                                    ----------------    -----------    ------------    ------------
Balance at December 31, 1995.....................        106,530          3,225,615      26,501,070      29,833,215
  Proceeds from initial public offering of common
     stock.......................................         46,000         69,655,435              --      69,701,435
  Net income.....................................             --                 --      27,189,961      27,189,961
  Distributions..................................             --                 --     (33,207,000)    (33,207,000)
  Reclassification of undistributed S Corporation
     earnings....................................             --         18,071,687     (18,071,687)             --
                                                    ----------------    -----------    ------------    ------------
Balance at December 31, 1996.....................       $152,530        $90,952,737    $  2,412,344    $ 93,517,611
                                                    ----------------    -----------    ------------    ------------
                                                    ----------------    -----------    ------------    ------------

------------------
(1) Restated to reflect share exchange in connection with the October 1996 reorganization.

          See accompanying notes to consolidated financial statements.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         1996            1995            1994
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
  Net income......................................................   $ 27,189,961    $  4,585,888    $  2,008,535
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Provision for loan losses....................................        101,158          99,761         169,867
     Depreciation and amortization................................        996,875         564,310         277,956
     Capitalized mortgage servicing rights, net of amortization        (7,580,638)     (1,409,683)      1,069,652
     Deferred origination fees....................................     (2,399,299)        (61,239)        147,522
     Interest only and residual certificates received in
       securitization transactions, net...........................    (57,763,229)    (17,795,998)     (5,309,550)
  Changes in operating assets and liabilities:
     Increase in accounts receivable, net.........................     (1,808,938)     (1,136,618)     (2,365,992)
     Increase in loans held for sale, net.........................    (17,562,578)    (15,021,532)     (7,447,873)
     Increase in accrued interest and late charges receivable ....     (4,211,965)     (3,225,276)     (1,783,978)
     Decrease in cash held for advance payments...................        631,340         166,924         141,478
     Decrease in real estate owned................................        116,158         448,839         650,121
     Decrease (increase) in prepaid and other assets..............       (243,876)      1,753,633         183,781
     Decrease in due from stockholders............................        990,000       2,165,000         165,000
     Increase (decrease) in accounts payable and accrued
       expenses...................................................      2,357,955       1,901,895        (354,737)
     Increase in investor payable.................................      8,296,763       3,181,005       2,403,676
     Decrease in advance payment by borrowers for taxes and
       insurance..................................................       (551,773)       (119,683)       (115,629)
     Increase in income taxes payable.............................      9,416,784              --              --
                                                                     ------------    ------------    ------------
Net cash used in operating activities.............................    (42,025,302)    (23,902,774)    (10,160,171)
                                                                     ------------    ------------    ------------
Cash flows used in investing activities:
  Purchase of equipment...........................................     (2,283,136)     (1,207,560)       (917,512)
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
  Net proceeds from initial public offering.......................     69,701,435              --              --
  Proceeds from warehouse financing and
     other borrowings, net........................................     12,725,395      30,265,588      15,710,632
  Increase (decrease) in bank payable, net........................     (2,805,345)      4,125,325         (11,954)
  Distributions...................................................    (33,207,000)     (2,916,487)     (2,195,056)
  Payments (made to) received from affiliates.....................             --         913,870         (43,366)
                                                                     ------------    ------------    ------------
Net cash provided by financing activities.........................     46,414,485      32,388,296      13,460,256
                                                                     ------------    ------------    ------------
Net increase in cash..............................................      2,106,047       7,277,962       2,382,573
Cash at beginning of year.........................................     16,635,135       9,357,173       6,974,600
                                                                     ------------    ------------    ------------

Cash at end of year...............................................   $ 18,741,182    $ 16,635,135    $  9,357,173
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, and 1994

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization

     Delta Financial Corporation and Subsidiary (the 'Company') is a Delaware corporation which was organized in August 1996. On October 31, 1996, the Company acquired all of the outstanding common stock of Delta Funding Corporation ('Delta Funding'), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages and completed an initial public offering (see note 2).

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

  (c) Origination Fees

     The Company accounts for origination fee income on mortgages held for sale in conformity with Statement of Financial Accounting Standards (SFAS) No. 9l. This Statement requires that origination fees be offset by their direct loan costs and the net deferred fees be recognized over the life of the loan or upon sale of the loan, if earlier.

  (d) Loans held for sale

     Loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis. Adjustments to market are made by charges or credits to income.

  (e) Income Taxes

     Through October 30, 1996, the Company elected for both Federal and State income tax purposes to be treated as an S corporation (effective July 1, 1985). As an S corporation, the net earnings of the Company were taxed directly to the stockholders rather than the Company.

     On October 31, 1996, the Company became a C corporation. All income earned from that date is subject to corporate tax at statutory rates for both Federal and State income tax purposes. The Company accounts for income taxes from that date in conformity with SFAS No. 109, 'Accounting for Income Taxes', which requires an asset and liability approach for accounting and reporting of income taxes.


  (f) Sale of Mortgage Loans

     The Company sells whole loans with servicing retained. Gains or losses on such sales are recognized at the time of sale and are determined by the differences between net sales proceeds and the unpaid principal balance of the loans sold adjusted for the present value of any yield differential.

  (g) Securitization

     The Company sells pools of loans on a servicing retained basis. Gains or losses are determined at the time of sale by the differences between the net sales proceeds and the present value of the future stream of servicing fees, adjusted for estimated losses and prepayments. The Company continues to service these loans for a normal servicing fee.

     Included in the gain on sale of loans is gain on securitization representing the fair value of the interest-only and residual certificates received by the Company. Fair value of these certificates is determined based on various

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

economic factors, including loan types, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, collateral value, discount rates, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company reviews these factors and, if necessary, adjusts the remaining assets to the fair value of the interest-only and residual certificates.

  (h) Real Estate Acquired Through Foreclosure

     Properties acquired through foreclosure or a deed in lieu of foreclosure are recorded at the lower of the unpaid loan balance, or fair value, at the date of acquisition. The carrying value of the individual properties is subsequently adjusted to the extent it exceeds estimated fair value less costs to sell, at which time a provision for losses on such real estate is charged to operations.

  (i) Equipment

     Equipment, including leasehold improvements, is stated at cost, less accumulated depreciation and amortization. Depreciation of equipment is computed using the straight-line or accelerated method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the terms of the lease or the estimated useful lives of the improvements. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

  (j) Interest Only and Residual Certificates

     Interest only and residual certificates are carried at fair value in accordance with SFAS No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.' Unrealized gains and losses are included in the statement of operations.

  (k) Mortgage Servicing Rights

     Effective January 1, 1995 the Company adopted SFAS No. 122 'Accounting for Mortgage Servicing Rights'. The Statement amends SFAS No. 65 to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement requires the assessment of capitalized mortgage servicing rights for impairment. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income.

  (l) Fair Value of Financial Instruments

     SFAS No. 107, 'Disclosure About Fair Value of Financial Instruments' requires the Company to disclose the fair value of financial instruments for which is practicable to estimate fair value. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation and is best evidenced by a quoted market price. Other than interest-only and residual certificates, substantially all the Company's assets and liabilities deemed to be financial instruments are carried at cost, which approximates their fair value.

  (m) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  (n) Servicing Income


     Servicing income includes servicing fees, prepayment penalties and late payment charges earned for servicing mortgage loans owned by investors. All fees and charges are recognized into income when earned.

  (o) Earnings Per Share

     Earnings per share data for periods prior to October 31, 1996 have not been presented in the accompanying consolidated financial statements because the Company was not a public company.

     Earnings per share data for the period November 1, 1996 to December 31, 1996 have not been presented in the accompanying consolidated financial statements because management believes that such data would not be meaningful given the relatively short period and the impact of the recognition of a deferred tax liability in connection with the change in tax status.

  (p) Stock Option Plan

     During 1996, the company adopted SFAS No. 123, 'Accounting for Stock-Based Compensation', which permits entities to continue to apply to provisions of APB Opinion No. 25, 'Accounting for Stock Issued to Employees', and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 15).

  (q) Unaudited Pro Froma Information

     The pro forma financial information has been presented to show what the significant effects on the historical results of operations before extraordinary item might have been had the Company been treated as a C corporation for income tax purposes as of the beginning of the earliest period presented and assumes an effective tax rate of 43%.

(2) REORGANIZATION AND INITIAL PUBLIC OFFERING

     On October 31, 1996, the Company acquired all of the outstanding stock of Delta Funding in exchange for 10,653,000 shares of common stock of the Company. Prior to the exchange, Delta Funding was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code, and as such, the historical earnings of Delta Funding through October 31, 1996 were taxed directly to the stockholders of Delta Funding. As a result of the exchange, the Company and Delta Funding, which became a wholly owned subsidiary of the Company, became subject to federal and state income taxes and the Company recorded a deferred tax liability on its balance sheet relating to the tax effect of temporary differences between book and tax accounting, principally relating to recognition of gain on sale of mortgage loans.

     On November 1, 1996, the Company completed an initial public offering (IPO) of 4,600,000 shares of common stock at an offering price of $16.50/share. The net proceeds of the offering to the Company, exclusive of underwriting discounts and commissions and other expenses, was $69,701,435. In November, 1996, $32,607,000 of the proceeds raised in the offering was distributed to the former

S corporation shareholders with respect to declared distributions of undistributed S corporation earnings. Remaining undistributed S corporation earnings of $18,071,687 were reclassified to additional paid in capital.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY

(3) LOANS HELD FOR SALE

     The Company owns first and second mortgages which had a weighted average interest rate of 11.2% at December 31, 1996. These mortgages are being held as inventory for future sale at the lower of cost or market. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

     Included in loans held for sale are deferred origination fees and purchase premiums in the amount of $3,412,957, and $1,013,658 and an allowance for loan losses of $850,000 and $750,000 at December 31, 1996 and 1995, respectively.

     Mortgages are payable in monthly installments of principal and interest and have due dates varying from five to thirty years.

     The changes in the allowance for loan losses are as follows:

                                                                        1996        1995        1994
                                                                      --------    --------    --------
Balance at beginning of year.......................................   $750,000    $700,000    $650,000
Provisions.........................................................    101,158      99,761     169,867
Charge-offs........................................................     (1,158)    (49,761)   (119,867)
                                                                      --------    --------    --------
Balance at end of year.............................................   $850,000    $750,000    $700,000
                                                                      --------    --------    --------
                                                                      --------    --------    --------

(4) ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                              1996          1995
                                                           ----------    ----------

Securitization..........................................   $4,390,694    $3,168,100
Escrow receivable.......................................      764,381       662,572
Insurance premiums......................................    1,244,130     1,003,285
Other...................................................    2,255,680     2,011,990
                                                           ----------    ----------
                                                           $8,654,885    $6,845,947
                                                           ----------    ----------
                                                           ----------    ----------

(5) WAREHOUSE FINANCING AND OTHER BORROWINGS

     The Company has two warehouse credit facilities for a combined amount of $350,000,000. These lines are collateralized by specific mortgage receivables, which are equal or greater than the outstanding balances under the line at any point in time. Both of these lines expire in February 1998.

     The first warehouse line of credit is in the aggregate amount of $250,000,000. At December 31, 1996 the interest rate was .80% above LIBOR. At December 31, 1996 and 1995, the Company had $45,813,382 and $0 outstanding under this agreement respectively.

     The second warehouse line of credit is in the aggregate amount of $100,000,000. At December 31, 1996 the interest rate was 1% above LIBOR. At December 31, 1996 and 1995, the Company had $0 and $30,132,844 outstanding under this agreement respectively. On February 14, 1997 this warehouse line of credit was increased to $200,000,000 and the interest rate was changed to .75% above LIBOR.

     The Company had a warehouse line of credit in the aggregate amount of $45,000,000. The line was collateralized by specific mortgage receivables, which were equal to or greater than the outstanding balances under the line at any point in time. The interest rate was 2% above LIBOR. At December 31, 1995, the Company had $30,498,168 outstanding. In May 1996 the Company extinguished this line of credit at a discount. An extraordinary gain of $3,167,828 was recorded in connection with this extinguishment of debt.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY

(5) WAREHOUSE FINANCING AND OTHER BORROWINGS--(CONTINUED)

     At December 31, 1995, the Company had lines of credit in the aggregate amount of $3,500,000, with separate banks. The individual lines available, and their interest rates, were as follows: $2,500,000 at 1/2% above prime and $1,000,000 at 2.9% above the 30-day dealer commercial paper rate. At December 31, 1995, the Company had $2,500,000 and $981,843, drawn down from these sources. During 1996, the $2,500,000 line of credit expired and, at the Company's option, was not renewed. At December 31, 1996, the Company had $5,367 outstanding on the $1,000,000 line of credit.

     At December 31, 1996 and 1995, the Company had a term loan with $486,710 and $879,710 outstanding, respectively. The interest rate is 1% above New York Prime and the loan matures in April 1998.

     At December 31, 1996 and 1995 the Company had $2,160,990 and $1,586,935,
respectively outstanding from two leasing companies for financing of capital assets. These capital leases are amortized at fixed rates ranging from 7.11% to 10.41% and mature between September 1998 and August 2001.

     The Company has obtained financing facilities for its interest-only and residual certificates. As of December 31, 1996 and 1995, the aggregate outstanding balance on these facilities was $47,015,178 and $16,176,732, respectively. These facilities have variable interest rates which ranged from 6.44% to 7.75% at December 31, 1996 and mature between October 1997 and December 1999.

(6) BANK PAYABLE

     In order to maximize its cash management practices, the Company has instituted a procedure whereby checks written against its operating account are covered as they are presented to the bank for payment, either by drawing down its lines of credit or from subsequent deposits of operating cash.

(7) INVESTOR PAYABLE

     Investor payable represent the collection of mortgage payments by the Company, from mortgagors, which were remitted to investors subsequent to year end.

(8) CAPITALIZED MORTGAGE SERVICING RIGHTS

     The Company sells mortgage loans to generate servicing income and provide funds for additional investment and lending activities. Prior to January 1, 1995, the Company accounted for the sale of mortgage loans in conformity with SFAS No. 65, 'Accounting for Certain Mortgage Banking Activities.' Effective January 1, 1995, the Company adopted SFAS No. 122, 'Accounting for Mortgage Servicing Rights' which prospectively changed the methodology for capitalized mortgage servicing rights and the methodology used to measure impairment of its capitalized mortgage servicing rights asset. These Statements require that the gain on sale be recognized at the time of sale, using the present value of the future servicing cash flows. The cash flow has been computed over the average estimated life of the mortgages, adjusted for prepayments and recorded as capitalized mortgage servicing rights.

     The Company measures impairment of its servicing rights on a disaggregate basis based on the predominate risk characteristics of the portfolio and discounts the asset's estimated future cash flow using a current market rate. The Company has determined the predominant risk characteristics to be prepayment risk and interest rate risk. The fair value of the existing mortgage servicing rights as of December 31, 1996 and 1995 approximated its book value and did not require a valuation allowance to be established. To determine the fair value of mortgage servicing rights, the Company estimates the expected future net servicing revenue based on common industry assumptions, as well as on the Company's historical experience.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY

(9) INTEREST-ONLY AND RESIDUAL CERTIFICATES

     The interests that the Company receives upon the sales through securitizations are in the form of interest-only and residual mortgage securities which are classified as interest-only and residual certificates.

     In accordance with SFAS No. 115, the Company classifies the interest-only and residual certificates as 'trading securities' and, as such, they are recorded at their fair value. Fair value of these certificates has been determined by the Company based on various economic factors, including loan type, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. If the fair value of the interest-only and residual certificates is different from the recorded value, the unrealized gain or loss will be reflected on the statement of operations.

     In connection with loans sold through these securitization vehicles, the Company has recorded interest-only and residual certificates totaling $83.1 million and $25.3 million which represents their fair market value at December 31, 1996 and 1995, respectively.

     Although the Company believes it has made reasonable estimates of the fair value of the interest-only and residual certificates likely to be realized, the rate of prepayments and the amount of defaults utilized by the Company are estimates and actual experience may vary from its estimate. The gain on securitization recognized by the Company upon the sale of loans through securitizations will have been overstated if prepayments or losses are greater than anticipated. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the interest-only and residual certificates, adversely impacting earnings. Similarly, if delinquencies, liquidations or interest rates were to be greater than was initially assumed, the fair value of the interest-only and residual certificates would be negatively impacted which would have an adverse effect on income for the period in which such events occurred. Should the estimated loan life assumed for this purpose be shorter than the actual life, the amount of cash actually received over the lives of the loans would exceed the gain previously recognized at the time the loans were sold through securitizations and would result in additional income.

     The activity in the interest-only and residual certificates is summarized as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1996           1995           1994
                                                              -----------    -----------    ----------
Balance, beginning of year.................................   $25,309,548    $ 7,513,550    $2,204,000
Additions..................................................    57,456,342     16,750,157     4,159,550
Cash remittances, accretion of discount and fair value
  adjustments, net.........................................       306,887      1,045,841     1,150,000
                                                              -----------    -----------    ----------
Balance, end of year.......................................   $83,072,777    $25,309,548    $7,513,550
                                                              -----------    -----------    ----------
                                                              -----------    -----------    ----------

(10) HEDGING TRANSACTIONS

     The Company regularly securitizes and sells fixed rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale through the use of treasury rate lock contracts, which function similar to a short sale of U.S. Treasury securities. The Company accounts for these contracts as hedges of specific loans held for sale. The gains or losses derived from these contracts are deferred and recognized as an adjustment to gains on sales of loans when the loans are sold or securitized.

     As of December 31, 1996, 1995 and 1994, the Company had no open hedge positions. The Company included gains (losses) of $(519,192), $(1,721,860), and $137,871 on the short sale of U.S. Treasury securities as part of gains on sale of loans in 1996, 1995, and 1994, respectively.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY

11. RELATED PARTY TRANSACTIONS

     The Company had notes due from stockholders in the amount of $990,000 at December 31, 1995. These notes were repaid during 1996.


12. EMPLOYEE BENEFIT PLANS

     The Company has an employee profit sharing plan covering all eligible employees, as defined, with at least 30 months of service. The Company contributed $220,000, $120,000, and $90,000 to the plan for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company sponsors a 401(k) Retirement Savings Plan. Substantially all employees of the Company are eligible to participate in the plan after completing one year of service and who are at least 21 years old. Contributions are made from employees' elected salary deferrals. The Company may elect to make a discretionary contribution to the Plan each year. There were no contributions to the plan by the Company in 1996, 1995 or 1994.

13. COMMITMENTS AND CONTINGENCIES

     The Company has repurchase agreements with certain institutions that have purchased mortgages. Currently, some of the agreements provide for the repurchase by the Company of any of the mortgage loans that go to actual foreclosure sale. At the foreclosure sale, the Company will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of the Company's exposure is approximately $20 million at December 31, 1996.

     The Company previously subleased its Woodbury offices from an affiliated company. In August 1996, the lease was assigned to the Company. This lease provides for rent to be paid on a month-to-month basis. Rental expense, net of sublease income, for the years ended December 31, 1996, 1995 and 1994 amounted to $967,258, $476,674 and $382,702, respectively.

     Minimum future rentals under non-cancelable operating leases as of December 31, 1996 are as follows:

YEAR
----------------------------------------------------------------   AMOUNT
                                                                   ------
                                                                   (000'S)
1997............................................................   $1,138
1998............................................................    1,151
1999............................................................    1,179
2000............................................................    1,219
2001............................................................    1,224
Thereafter......................................................    2,695
                                                                   ------
     Total......................................................   $8,606
                                                                   ======


     In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

14. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid $10,452,616, $7,659,000 and $3,796,047 for interest during the years ended December 31, 1996, 1995 and 1994, respectively.

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY

15. STOCK OPTION PLAN

     On October 4, 1996, the board of directors ratified the 1996 Stock Option Plan and authorized the reserve of 2,200,000 shares of authorized but unissued common stock for issuance pursuant to the plan. The majority of options issued during 1996 in connection with the IPO vest over a five year period at 20% per year and the expiration dates range from five to seven years from grant date.

     As of December 31, 1996, there were 466,850 options granted at an exercise price of $16.50. Of the options granted, 6,000 were exercisable at the end of the year. No options were exercised, forfeited or expired during the year.

     The Company applies APB Opinion No. 25, 'Accounting for Stock Issued to Employees', and related Interpretations in accounting for its stock option plan. There was no intrinsic value of the options granted as the exercise price was equal to the quoted market price at grant date. Accordingly, no compensation cost has been recognized for the year ended December 31, 1996.

     Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, 'Accounting for Stock-Based Compensation,' the Company's net income for 1996 would have been $25,481,126.

     The weighted-average fair value of options granted during 1996 was $6.31. For purposes of the pro forma calculation under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the 1996 grant:

                                                                     1996
                                                                 -------------
Dividend yield................................................         0%
Expected volatility...........................................        51%
Risk-free interest rate.......................................         6%

Expected life.................................................   5 years

(16) INCOME TAXES

     The income tax provision for the year ended December 31, 1996 is comprised of the following components:

                                                        CURRENT       DEFERRED       TOTAL
                                                       ----------    ----------    ----------
Ordinary tax provision
  Federal...........................................   $3,305,242    $  825,832    $4,131,074
  State.............................................    1,150,463       284,348     1,434,811
                                                       ----------    ----------    ----------
                                                        4,455,705     1,110,180     5,565,885
                                                       ----------    ----------    ----------
Change in tax status
  Federal...........................................           --     2,901,470     2,901,470
  State.............................................           --       999,026       999,026
                                                       ----------    ----------    ----------
                                                               --     3,900,496     3,900,496
                                                       ----------    ----------    ----------
     Total tax provision............................   $4,455,705    $5,010,676    $9,466,381
                                                       ----------    ----------    ----------
                                                       ----------    ----------    ----------

                   DELTA FINANCIAL CORPORATION AND SUBSIDIARY

     As discussed in Note 1, the Company was an S corporation through October 30, 1996 pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any federal income tax expense. The Company was liable for New York State minimum tax and that provision is included above under current state provision.

     On October 31, 1996, the Company became a C corporation for federal and state income tax purposes and as such is subject to federal and state income tax on its taxable income for the months of November and December 1996. In connection with the change in tax status from an S corporation to a C corporation, the Company incurred deferred income tax expense of $3,900,496 as of October 31, 1996.


     The liability for income taxes at December 31, 1996 reflected on the consolidated balance sheet includes a deferred tax liability of $5,010,676. This represents the tax effect of differences between the tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at December 31, 1996 are as follows:

Deferred tax liabilities:
  Capitalized cost of future servicing income...................................   $4,814,213
  Book/tax difference in interest-only residual certificate valuation...........      966,481
                                                                                   ----------
Total deferred tax liabilities..................................................    5,780,694
                                                                                   ----------
Deferred tax assets:
  Book over tax depreciation....................................................       86,291
  Book over tax basis in mortgage servicing asset...............................      326,906
  Loss reserves.................................................................      356,821
                                                                                   ----------
Total deferred tax assets.......................................................      770,018
                                                                                   ----------
Net deferred tax liability......................................................   $5,010,676
                                                                                   ----------
                                                                                   ----------

     A reconciliation of the statutory income tax provision to the effective income tax provision, as applied to income for the period November 1, 1996 to December 31, 1996, is as follows:

                                                                                     AMOUNT
                                                                                   ----------
Tax at statutory rate...........................................................   $4,161,394
Change in tax status............................................................    3,900,000
State and local taxes...........................................................      835,127
S corporation state and local tax...............................................      150,000
Non-deductible expenses and other...............................................      419,860
                                                                                   ----------
  Total provision...............................................................   $9,466,381
                                                                                   ----------
                                                                                   ----------

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                 FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10-13

     Registrant incorporates by reference herein information in its proxy statement which complies with the information called for by Items 10-13 of Form 10-K. The proxy will be filed at a later date with the Commission.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1)  Financial Statements                                                                               PAGE(S)
                                                                                                             --------
           The following Consolidated Financial Statements of Delta Financial Corporation and Subsidiary
             are included in Part II, Item 8 of this report

           Independent Auditors' Report...................................................................         25

           Consolidated Balance Sheets--December 31, 1996 and 1995........................................         26

           Consolidated Statements of Income--Years ended December 31, 1996, 1995 and 1994................         27

           Consolidated Statement of Changes in Stockholders' Equity--Years ended
             December 31, 1996, 1995 and 1994.............................................................         28

           Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and
             1994.........................................................................................         29

           Notes to Consolidated Financial Statements.....................................................         30

   (a)(2)  Financial Statement schedules

           None required.

   (a)(3)  Exhibits:

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
    3.1       --   Certificate of Incorporation of the Registrant. (Incorporated by reference to Company's
                   Registration Statement on Form S-1; File No. 333-11289).

    3.2       --   By-Laws of Registrant. (Incorporated by reference to Company's Registration Statement on Form S-1;
                   File No. 333-11289).

    4.1       --   Specimen Common Stock Certificate of Registrant. (Incorporated by reference to Company's
                   Registration Statement on Form S-1; File No. 333-11289).

   10.1       --   Employment Agreement dated as of October 1, 1996 between Registrant and Sidney A. Miller.
                   (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 333-11289).

   10.2       --   Employment Agreement dated as of October 1, 1996 between Registrant and Hugh I. Miller.
                   (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 333-11289).

   10.3       --   Employment Agreement dated as of October 1, 1996 between Registrant and Christopher Donnelly.
                   (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 333-11289).

   10.4       --   Employment Agreement dated as of October 1, 1996 between Registrant and Randall F. Michaels.
                   (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 333-11289).

   10.5       --   Lease Agreement between Delta Funding Corporation and the Tilles Investment Company. (Incorporated
                   by reference to Company's Registration Statement on Form S-1; File No. 333-11289).

   10.6       --   1996 Stock Option Plan of Delta Financial Corporation. (Incorporated by reference to Company's
                   Registration Statement on Form S-8; File No. 333-15835).

   21.1       --   Subsidiaries of Registrant.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED.

                                          DELTA FINANCIAL CORPORATION
                                                   (Registrant)

Dated: March 26, 1997                     By: /s/ HUGH MILLER
                                              ----------------------------------
                                                         Hugh Miller
                                                 President and Chief Executive
                                                   Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                              CAPACITY IN WHICH SIGNED                    DATE
------------------------------------------  -----------------------------------------------   ---------------
/s/ SIDNEY A. MILLER                        Chairman of the Board of Directors                 March 26, 1997
------------------------------------------
Sidney A. Miller

/s/ HUGH MILLER                             Chief Executive Officer, President and Director    March 26, 1997
------------------------------------------  (Principal Executive Officer)
Hugh Miller

/s/ RICHARD BLASS                           Senior Vice President, Chief Financial Officer     March 26, 1997
------------------------------------------  and Director (Principal Financial Officer)
Richard Blass

/s/ MARTIN D. PAYSON                        Director                                           March 26, 1997
------------------------------------------
Martin D. Payson

/s/ ARNOLD B. POLLARD                       Director                                          March 17, 1997
------------------------------------------
Arnold B. Pollard