Form 10-K/A
period 1996-12-31
DELTA FINANCIAL CORP
filed 1997-05-12
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM ---------- TO -----------

                          COMMISION FILE NO.: 1-12109

                           DELTA FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              11-3336165
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1000 WOODBURY ROAD, SUITE 200, WOODBURY, NEW YORK                  11797
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
  CODE:  (516) 364-8500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

(TITLE OF EACH CLASS)                            (NAME OF EACH EXCHANGE ON WHICH
COMMON STOCK, PAR VALUE $.01 PER SHARE           REGISTERED)
                                                 NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 5, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $21.375, was approximately $100,448,502.

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

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           DELTA FINANCIAL CORPORATION
                                                  (REGISTRANT)



May 12, 1997                               By:/S/ HUGH MILLER
                                           ------------------
                                           HUGH MILLER
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER