Form 10-Q
period 1997-03-31
DELTA FINANCIAL CORP
filed 1997-05-15
CIK 1021848

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended march 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____________ to _____________


                         Commission File Number: 1-12109

                           DELTA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   11-3336165
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)



                         1000 WOODBURY ROAD, SUITE 200,
                            WOODBURY, NEW YORK 11797
    (Address of registrant's principal executive offices including ZIP Code)

                                (516) 364 - 8500
              (Registrant's telephone number, including area code)

                                    NO CHANGE
         (Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                Yes [ x ] No [ ]

      As of March 31, 1997, 15,372,288 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996 ........1

Consolidated Statements of Income for the three months ended
March 31, 1997 and March 31, 1996 .............................................2

Consolidated Statements of Cash Flows for the three months ended
March 31, 1997 and March 31, 1996 .............................................3

Notes to Consolidated Financial Statements ....................................4

Management's Discussion and Analysis of Financial Condition and
Results of Operations .........................................................6

Certain Accounting Considerations ............................................13

PART II - OTHER INFORMATION

Other Information ............................................................17

Signatures ...................................................................18

PART I - FINANCIAL INFORMATION

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31,    DECEMBER 31,
                                                         1997           1996
                                                     ------------   ------------
  Assets

Cash and interest bearing deposits ................. $ 19,111,677   $ 18,741,182
Accounts receivable ................................    9,362,420      8,654,885
Loans held for sale ................................   77,768,963     83,677,017
Accrued interest and late charges receivable .......   21,999,632     20,158,812
Capitalized mortgage servicing rights ..............   13,447,924     11,411,634
Equipment, net .....................................    3,400,910      2,836,360
Cash held for advance payments .....................    2,585,208      2,488,218
Real estate owned ..................................      134,750        134,750
Interest-only and residual certificates ............  101,858,297     83,072,777
Prepaid and other assets ...........................    1,576,970      1,560,578
Goodwill ...........................................    6,109,446           --
                                                     ------------   ------------
                                                     $257,356,197   $232,736,213
                                                     ============   ============


  Liabilities and Stockholders' Equity

Bank payable .......................................    1,695,533      2,294,742
Warehouse financing and other borrowings ...........  112,507,300     95,481,627
Accounts payable and accrued expenses ..............    6,849,065      7,201,674
Investor payable ...................................   20,769,591     22,568,730
Advance payment by borrowers for taxes and insurance    2,351,000      2,255,045
Income taxes payable ...............................   10,159,467      9,416,784
                                                     ------------   ------------
                                                      154,331,956    139,218,602
                                                     ------------   ------------

Stockholders' equity:
  Common stock,  $.01 par value.  Authorized
    49,000,000 shares; 15,372,288 shares issued and
    outstanding at March 31, 1997 and 15,253,000
    shares at December 31, 1996 ...................       153,723        152,530
  Additional paid-in capital ......................    93,468,544     90,952,737
  Retained earnings ...............................     9,401,974      2,412,344
                                                     ------------   ------------
           Total stockholders' equity .............   103,024,241     93,517,611
                                                     ------------   ------------

                                                     $257,356,197   $232,736,213
                                                     ============   ============


                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      1997              1996
                                                   -----------       -----------

Revenues:
  Net gain on sale of mortgage loans ............  $17,313,852       $  103,391
  Interest ......................................    5,558,889        3,966,572
  Servicing fees ................................    1,391,633        1,015,295
  Other .........................................    3,040,487          219,090
                                                   -----------       -----------
                                                    27,304,861        5,304,348
                                                   -----------       -----------

Expenses:
  Payroll and related costs .....................    7,495,992        1,373,085
  Interest expense ..............................    3,170,226        2,400,922
  General and administrative ....................    4,398,410        1,841,865
                                                   -----------       -----------
                                                    15,064,628        5,615,872
                                                   -----------       -----------

Income (loss) before income taxes ...............   12,240,233         (311,524)

Provision for income taxes ......................    5,250,603           44,332
                                                   -----------       -----------

Net income (loss)................................  $ 6,989,630       $ (355,856)
                                                   ===========       ===========



Pro forma information:
  Pro forma income (loss) before taxes .........           n/a         (311,524)
  Provision for pro forma income tax benefit....           n/a         (133,955)
                                                                       ---------
  Pro forma net income (loss)...................           n/a         (177,569)
                                                                       =========
Per share data:
  Earnings (loss) per share ....................         $0.45           $(0.01)
                                                         =====           =======
  Weighted average number of
   shares outstanding ..........................    15,420,883       12,629,182
                                                    ==========       ===========


                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    1997              1996
                                                                               -------------     -------------
Cash flows from operating activities:
  Net income (loss)..........................................................  $  6,989,630      $   (355,856)
  Adjustments to reconcile net income to net cash used in
      operating activities:
      Provision for loan losses .............................................        24,999            24,940
      Depreciation and amortization .........................................       444,068           148,097
      Capitalized mortgage servicing rights, net of amortization ............    (2,036,290)          296,927
      Deferred origination fees .............................................        24,814        (4,421,195)
      Interest only and residual certificates received in
        securitization transactions, net ....................................   (18,785,520)           (7,458)

   Changes in operating assets and liabilities:
      Increase in accounts receivable, net ..................................      (676,741)         (358,458)
      Decrease (increase) in loans held for sale, net .......................     5,858,241      (103,786,484)
      Increase  in accrued  interest  and late  charges  receivable .........    (1,840,820)         (155,685)
      (Increase) decrease in cash held for advance  payments ................       (96,990)          234,058
      Increase in real estate owned .........................................           --            (42,759)
      Decrease (increase) in prepaid and other assets .......................        17,447           (56,147)
      (Decrease) increase in accounts payable and accrued expenses ..........      (430,939)          418,137
      Decrease in investor payable ..........................................    (1,799,139)         (633,936)
      Increase (decrease) in advance payments for taxes and insurance .......        83,295          (184,037)
      Increase in income taxes payable ......................................       786,760               --
                                                                               -------------     -------------
            Net cash used in operating activities ...........................   (11,437,185)     (108,879,856)
                                                                               -------------     -------------

Cash flows from investing activities:
  Acquisition of Fidelity Mortgage...........................................    (3,674,845)              --
  Purchase of equipment .....................................................      (660,369)         (227,829)
                                                                               -------------     -------------
Net Cash flows used in investing activites ..................................    (4,335,214)         (227,829)
                                                                               -------------     -------------

Cash flows from financing activities:
  Proceeds from warehouse financing and other borrowings, net ...............    16,793,785       102,208,160
  Decrease  in bank payable, net ............................................      (650,891)         (165,266)
  Distributions .............................................................           --           (180,000)
                                                                               -------------     -------------
Net cash provided by financing activities ...................................    16,142,894       101,862,894
                                                                               -------------     -------------

Net increase (decrease) in cash..............................................       370,495        (7,244,791)

Cash at beginning of period .................................................    18,741,182        16,635,135
                                                                               -------------     -------------

Cash at end of period........................................................  $ 19,111,677      $  9,390,344
                                                                               =============     =============


                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) ORGANIZATION

      Delta Financial Corporation and subsidiaries (the "Company") is a Delaware corporation which was organized on August 26, 1996. On October 31, 1996, the
Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation, which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgage loans. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, $.01 par value.

(2) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1996.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Delta Funding Corporation, Fidelity Mortgage, Inc. and Fidelity Mortgage (Florida), Inc. These statements also include the accounts of DF Special Holdings Corp., which is a wholly-owned subsidiary of Delta Funding Corporation. All significant intercompany accounts and transactions have been eliminated.

(3) ACQUISITIONS

      On February 11, 1997, the Company acquired Fidelity Mortgage, Inc. and Fidelity Mortgage (Florida), Inc. (together referred to herein as "Fidelity Mortgage")for a combination of cash and stock. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Fidelity Mortgage, Inc. and Fidelity Mortgage (Florida), Inc. starting from February 11, 1997 have been included in the Company's consolidated financial statements. In connection with these acquisitions the Company recorded goodwill of approximately $6.3 million, which is being amortized on a straight-line basis over seven years. The acquired operations will continue to operate as separate legal entities under the names Fidelity Mortgage, Inc. and Fidelity Mortgage (Florida), Inc.

(4) PRO FORMA INFORMATION

      Prior to October 31, 1996, Delta Funding Corporation (the Company's wholly-owned subsidiary) was treated as a Subchapter S corporation for federal and state income tax purposes. The pro forma financial information, including per share data, included in the accompanying statement of income for the three months ending March 31, 1996 reflects a provision for income taxes as if the Company had always been a C corporation at an assumed tax rate of 43%.

      Pro forma net income per share has been computed by dividing pro forma net income by the 10,653,000 shares of Delta Financial Corporation common stock received by the former shareholders of Delta Funding Corporation (the "Former Shareholders") in exchange for their shares of Delta Funding Corporation's common stock (the "Exchange"), and the effect of the issuance of 1,976,182 shares of common stock of Delta Financial Corporation to generate sufficient cash to pay certain S corporation distribution notes and additional dividends paid to the Former Shareholders in connection with the Company's initial public offering.

(5) SUPPLEMENTAL CASH FLOW INFORMATION

      During the three months ended March 31, 1997 and March 31, 1996, the Company paid $3.9 and $1.9 million, respectively for interest, and $4.5 million and $0, respectively for taxes. In connection with the acquisition of Fidelity Mortgage, the Company issued 119,288 shares of common stock, valued at $2.5 million, to the former owners.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE  FOLLOWING   DISCUSSION   SHOULD  BE  READ  IN  CONJUNCTION  WITH  THE
CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.


RECENT GROWTH

      The Company has experienced significant loan origination and purchase growth in the last few years, particularly since January 1, 1995. Management believes that this growth is primarily attributable to the Company's (i) geographic expansion of its operations, (ii) further penetration into its established markets, (iii) increased access to additional funding sources through larger warehouse finance agreements which enabled the Company to accumulate larger pools of loans for sales through securitizations and (iv) recent expansion of its production channels through the acquisition of the Fidelity Mortgage operations.

      In connection with its geographic expansion, the Company has continued to focus on developing loan production from brokers and correspondents. The Company has followed a two-pronged approach to increase the volume of loan originations from these sources. The Company employs business development representatives to initiate and expand relationships with brokers and correspondents. In addition, the Company uses its loan officers and correspondent underwriters to maintain and strengthen existing relationships. The Company is also committed to developing and growing the Fidelity Mortgage retail origination network. There can be no assurance that the Company will continue to grow significantly in the future. Any future growth will be limited by, among other things, the Company's need for continued funding sources, access to capital markets, sensitivity to economic slowdowns, ability to attract and retain qualified personnel, fluctuations in interest rates and competition from other consumer finance companies and from new market entrants. To date, the Company has not experienced any significant seasonal variations in loan originations and purchases.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

  REVENUES

      Total revenues increased $22.0 million, or 415%, to $27.3 million in the three months ended March 31, 1997, from $5.3 million in the corresponding period of the prior year. The increase in revenues was primarily due to the fact that the Company completed a securitization in the three months ended March 31, 1997 but did not complete a securitization in the corresponding period one year ago. To a lesser extent, the increase was due to the increase in total loan originations and purchases and an increase in the Company's servicing portfolio. As a result, the Company generated an increased amount of origination fees, servicing fees, and interest income on loans held for sale.

      NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents the sum of (i) the present value of excess servicing of loans securitized in each period, (ii) the present value of mortgage servicing rights associated with loans securitized in each period and (iii) premiums earned on whole loan sales less the (a) premiums paid to originate or acquire mortgage loans, (b) cost associated with securitizations and (c) any hedge loss (gain). Net gain on sale of mortgage loans increased $17.2 million to $17.3 million in the three months ended March 31, 1997, from $0.1 million in the corresponding period of the prior year. The Company completed a $235 million securitization, with a weighted average net gain on sale of 7.4%, during the three months ended March 31, 1997 but did not complete a securitization during the corresponding period of the prior year.

      INTEREST INCOME. Interest income primarily represents the sum of (i) interest earned on loans held for sale, (ii) interest earned on cash collection balances and (iii) excess servicing received in each period less the amortization of residual and interest-only certificates. Interest income increased $1.6 million, or 40%, to $5.6 million in the three months ended March 31, 1997, from $4.0 million in the corresponding period of the prior year. The increase in interest income was due to higher interest rates on mortgage loans and to a higher average balance of mortgage loans held for sale during the three months ended March 31, 1997 resulting from the increase in loan originations and purchases. The weighted average interest rate on loans held for sale was 11.3% and 11.0% for the quarters ended March 31, 1997 and 1996, respectively. This increase was partially offset by a higher aggregate amortization of the interest-only and residual certificate assets in accordance with SFAS No. 115 in the three months ended March 31, 1997 as compared to the corresponding period in the prior year.

      SERVICING INCOME. Servicing income represents all contractual and ancillary servicing revenue received by the Company less (a) the amortization of capitalized mortgage servicing rights and (b) prepaid interest shortfalls. Servicing income increased $0.4 million, or 40%, to $1.4 million in the three months ended March 31, 1997, from $1.0 million in the corresponding period of the prior year. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased contractual and ancillary service fees. During the three months ended March 31, 1997, the average balance of mortgage loans serviced by the Company increased 103% to $1,048.6 million from $517.2 million during the corresponding period of the prior year. Servicing fees increased at a slower rate than average mortgage loans serviced primarily because the Company lowered its contractual servicing fee rate to conform with industry standards, and due to amortization of the capitalized servicing asset in accordance with SFAS No. 125.

      OTHER INCOME. Other income primarily represents origination fees earned on brokered and retail loans and ancillary revenue associated with loan production. Other income increased $2.8 million to $3.0 million in the three months ended March 31, 1997 from $0.2 million in the corresponding period of the prior year. This increase was primarily due to (i) an increase of $39.6 million, or 60%, in brokered loan originations to $106.0 million in the three months ended March 31, 1997, from $66.4 million in the same period of the prior year and (ii) the addition of Fidelity Mortgage's retail loan origination fees from February 11, 1997 through March 31, 1997. The Company did not originate any retail loans during the corresponding period in the prior year.

  EXPENSES

      Total expenses increased $9.5 million, or 170%, to $15.1 million for the three months ended March 31, 1997, from $5.6 million in the corresponding period of the prior year. The increase in expenses was primarily the result of higher operating expenses associated with the additional personnel required to process a greater number of loan originations and purchases, the acquisition of Fidelity Mortgage and increased interest expense on loans held for sale, as well as the deferral of direct origination costs in the three months ended March 31, 1996 in accordance with SFAS No. 91.

      PAYROLL EXPENSE.Payroll expense increased $6.1 million to $7.5 million for the three months ended March 31, 1997, from $1.4 million for the corresponding period of the prior year. The increase was primarily due to (a) increased staffing in the Company's originations area associated with increases in loan originations and purchases and the acquisition of Fidelity Mortgage, and (b) the deferral of payroll related direct origination costs in the three months ended March 31, 1996 in accordance with SFAS No. 91. At March 31, 1997 the Company employed 530 full- and part-time persons, including 383 employees of Delta Funding Corporation and 147 employees of Fidelity Mortgage, compared to 268 full- and part-time persons as of March 31, 1996.

      INTEREST EXPENSE. Interest expense increased $0.8 million, or 33%, to $3.2 million in the three months ended March 31, 1997, from $2.4 million in the corresponding period of the prior year. The increase in interest expense was attributable to the interest costs associated with both a higher balance of loans pending sale during the three months ended March 31, 1997, resulting from increases in loan originations and purchases during the period, and an increase in residual and interest-only financings during the three months ended March 31, 1997. The Company had residual and interest-only financings of $57.5 million as of March 31, 1997 compared to $15.7 million as of March 31, 1996.


      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, which consist primarily of office and administrative, rent, and health care and insurance expenses, increased $2.6 million, or 144%, to $4.4 million in the three months ended March 31, 1997 from $1.8 million in the corresponding period of the prior year. The increase in general and administrative expenses was primarily due to (a) expenses incurred in connection with increases in loan originations and purchases, increased employee benefit expenses and the Company's acquisition of Fidelity Mortgage, and (b) the deferral of general and administrative related direct originations costs in the three months ended March 31, 1996 in accordance with SFAS No. 91.


INCOME TAXES

      Prior to October 31, 1996, Delta Funding Corporation (the Company's wholly-owned subsidiary) was treated as an S corporation for federal and state income tax purposes. As a result, the Company's historical earnings prior to such date had been taxed directly to Former Shareholders and not to the Company. On October 31, 1996, in contemplation of the Company's initial public offering, Delta Funding Corporation terminated its status as an S corporation. The Former Shareholders of Delta Funding Corporation, pursuant to the terms of a contribution agreement, contributed their shares of common stock in Delta Funding Corporation to the Company in the Exchange for 10,653,000 shares, representing all of the then-outstanding Common Stock of the Company.

      On October 31, 1996, in conjunction with the Exchange, Delta Funding Corporation's status as an S corporation was terminated and the Company became a C corporation for federal and state income tax purposes and, as such, is subject to federal and state income tax on its taxable income. For the three months ended March 31, 1997, the Company recorded a tax provision of $5.3 million compared to $0.04 million in the corresponding period of the prior year.

FINANCIAL CONDITION

MARCH 31, 1997 COMPARED TO DECEMBER 31, 1996

      Cash and interest-bearing deposits increased $0.4 million, or 2%, to $19.1 million at March 31, 1997 from $18.7 million at December 31, 1996. The increase was primarily due to additional moneys held in securitization trust accounts related to the Company's ongoing securitization program as a result of an increased balance of loans in securitization.

      Accounts receivable increased $0.7 million, or 8%, to $9.4 million at March 31, 1997 from $8.7 million at December 31, 1996. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased reimbursable servicing advances made by the Company, acting as servicer on its securitizations.

      Loans held for sale decreased $5.9 million, or 7%, to $77.8 million at March 31, 1997 from $83.7 million at December 31, 1996. This decrease was primarily the result of the Company securitizing a larger percentage of the loans it originated and purchased during the three months ended March 31, 1997 as compared to the three months ended December 31, 1996.

      Accrued interest and late charges receivable increased $1.8 million, or 9%, to $22 million at March 31, 1997 from $20.2 million at December 31, 1996. This increase was primarily due to a higher average loan servicing portfolio during the first quarter of 1997. The Company's average servicing portfolio increased 22% to $1,048.6 million during the first quarter of 1997 from $859.6 million during the fourth quarter of 1996.

      Capitalized mortgage servicing rights increased $2.0 million, or 18%, to $13.4 million at March 31, 1997 from $11.4 million at December 31, 1996. This increase was primarily attributable to the Company's 1997-1 securitization.

      Interest-only and residual certificates increased $18.8 million, or 23%, to $101.9 million at March 31, 1997 from $83.1 million at December 31, 1996, primarily due to interest-only and residual certificates acquired in connection with the Company's 1997-1 $235 million securitization and recorded at fair value in accordance with SFAS No. 125.

      Warehouse financing and other borrowings increased $17.0 million, or 18%, to $112.5 million at March 31, 1997 from $95.5 million at December 31, 1996, primarily due to additional borrowings to finance loans held for sale and additional financing secured by interest-only and residual certificates. During the fourth quarter of 1996, the Company used $38.0 million of the net proceeds from its initial public offering to pay down amounts outstanding on a warehouse facility.

      Investor payable decreased $1.8 million, or 8%, to $20.8 million at March 31, 1997 from $22.6 million at December 31, 1996. The decrease was primarily due to a decline in the amount of principal collected by the Company acting as servicer, which must be remitted to the various trusts in the following distribution periods. Investor payable is comprised of all principal collected on mortgage loans, either due to principal amortization or principal repayment, and accrued certificate interest. Variability in this account is primarily due to the principal prepayments collected within a given collection period.

      Stockholders' equity increased $9.5 million, or 10%, to $103.0 million at March 31, 1997 from $93.5 million at December 31, 1996. This increase is primarily due to net income for the quarter of $7.0 million, as well as the issuance of 119,288 additional shares of common stock valued at $2.5 million in connection with the Company's acquisition of Fidelity Mortgage.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has operated, and expects to continue to operate, on a negative cash flow basis due to increases in the volume of loan purchases and originations and to the growth of its securitization program. Currently, the Company's primary operating cash requirements include the funding of (i) mortgage originations and purchases pending their pooling and sale, (ii) the points and expenses paid in connection with the acquisition of correspondent loans, (iii) interest expenses on warehouse, residual and other financing, (iv) fees, expenses and tax payments incurred in connection with its securitization program, and (v) ongoing administrative and other operating expenses.

      The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans. As a result of increased loan originations and purchases and the increase in its securitization program, the Company, during the quarters ended March 31, 1996 and March 31, 1997, used cash of approximately $108.9 million and $11.4 million, respectively.

      Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support the continued growth in loan volumes, securitizations and general operating expenses. The Company's primary sources of liquidity are its warehouse and other financing facilities, securitizations and whole loan sales and, subject to market conditions, sales of additional debt and equity securities.

      To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has two warehouse credit facilities for this purpose. One warehouse facility is a $250 million committed revolving line with a variable rate of interest and a maturity date of February 1998. This facility was converted from an uncommitted to a committed line during the three months ended March 31, 1997. The Company's second warehouse facility is a $200 million committed revolving line with a variable rate of interest and a maturity date of February 1998, which was obtained during the three months ended March 31, 1997 and replaced a $100 million uncommitted credit facility previously maintained by the Company with the warehouse lender. The outstanding balance on the $250 million facility and $200 million facility as of March 31, 1997 was $51.8 million and $0, respectively.

      The Company has obtained financing facilities for interest-only and residual certificates acquired as part of its securitizations. These facilities have variable interest rates and mature between October 1997 and March 2000. As of March 31, 1997, the aggregate outstanding balance on these facilities was $57.5 million.

      In addition, the Company has lines of credit with two financial institutions to support its daily operating requirements. One is a one-year renewable credit line in the amount of $1.0 million with a variable interest rate, renewable in September 1997. The Company's second line of credit is in the amount of $7.5 million with a variable interest rate, which was obtained subsequent to March 31, 1997. The outstanding balance on the credit lines was $0 as of March 31, 1997.

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

HEDGING

      The Company originates and purchases mortgage loans and then sells them primarily through securitizations. At the time of securitization and delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread" between the interest rate on the loans and the interest rate on treasury securities with maturities corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are priced at securitization, the excess spread narrows, resulting in a loss in value of the loans. To protect against such losses, the Company currently hedges the value of the loans through the use of treasury rate lock contracts which function similar to the short sale of treasury securities. Prior to hedging, the Company performs an analysis of its loans taking into account such factors as interest rates, maturities, durations, inventory of loans and amount of loans in the pipeline to determine the proportion of contracts to sell so that the risk to the value of the loans is most effectively hedged. The Company will enter into treasury rate lock contracts through one of its warehouse lenders and/or one of the investment bankers which underwrite the Company's securitizations. These contracts are designated as hedges in the Company's records and are closed out when the associated loans are sold through securitization.

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


CERTAIN ACCOUNTING CONSIDERATIONS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 125

      In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company adopted SFAS No. 125 on January 1, 1997.

      Securitization of a financial asset, a portion of a financial asset, or a pool of financial assets in which the transferor surrenders control over the assets transferred, is accounted for as a sale. If the transfer does not qualify as a sale, the transferred assets will remain on the balance sheet and the proceeds raised will be accounted for as a secured borrowing with no gain or loss recognition. Because Delta's transfers of loans made in connection with its securitizations qualify as sales under this pronouncement, the required accounting is an allocation of basis approach.

      After the securitization of mortgage loans held for sale, the mortgage-backed security (or any retained interests in REMIC securitizations of loans held for sale, whether they are subordinate classes or interest-only or residual certificates) shall be classified as a trading security and reported at fair value under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

      Servicing assets created in a securitization (contractually specified servicing fees due to the servicer in exchange for servicing those assets) shall initially be measured at their allocated carrying amount, based upon the relative fair value at the date of securitization. Servicing assets are to be amortized in proportion to, and over the period of, estimated net servicing income (the excess of servicing revenues over servicing costs).

      The Company has completed its analysis of SFAS No. 125 and has concluded that it should not have any material effect on revenues or earnings.

MORTGAGE SERVICING RIGHTS

      SFAS No. 125 requires mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights to allocate the total cost of the loans to the mortgage servicing rights and the mortgage loans without the mortgage servicing rights. The Company determines fair value based upon the present value of estimated net future servicing revenues less the estimated cost that would fairly compensate a substitute servicer to service the loans. The servicing asset is then recorded on the balance sheet and accounted for under SFAS No. 125 using the allocation of cost relative to fair value approach. The assumptions used to calculate fair value are the same assumptions used to determine the fair value of the interest-only certificates. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future cash flows related to servicing income. In connection with SFAS No. 125, the Company recognized income, recorded as part of gain on sale, of $2.8 million in the quarter ended March 31, 1997.

      SFAS No. 125 also requires impairment evaluations of all amounts capitalized as servicing rights, including those purchased before the adoption of SFAS No. 125, based upon the fair value of the underlying servicing rights. The Company periodically performs these evaluations on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term, credit quality and interest rate. The continuing effects of SFAS No. 125 on the Company's financial position and results of operations will depend on several factors, including, among other things, the amount of acquired or originated loans sold or securitized, the type, term and credit quality of loans and estimates of future prepayment rates.

INTEREST-ONLY AND RESIDUAL CERTIFICATES

      The Company derives a substantial portion of its income by recognizing gain on sale of loans sold through securitizations, represented by the interest-only and residual certificates that the Company retains. In securitizations, the Company sells loans that it has originated or purchased to a trust for a cash purchase price and receives interest-only and residual certificates. The cash purchase price is raised through an offering by the trust of pass-through certificates representing regular interests in the REMIC trust (special purpose entity).

      Following a securitization , the purchasers of the pass - through certificates receive the principal collected and the investor pass-through interest rate on the principal balance, while the Company receives the excess of the interest rate payable by an obligor on a loan over the interest rate passed through to the purchasers of the regular-interest certificates, less the Company's normal servicing fee and other recurring fees. The present value of the excess is initially recorded at fair value in accordance with SFAS No. 125 and classified on the Company's balance sheet as interest-only and residual certificates. These certificates are subsequently reduced as cash distributions are received. The interest-only and residual certificates are accounted for as trading securities in accordance with SFAS No. 115 and as such they are recorded at their fair value.

      Changes in fair value of the interest-only and residual certificates are reflected in earnings. Fair value of the interest-only and residual certificates is determined based on various economic factors, including considerations of loan type, size, date of origination, interest rate, term, collateral value and geographic location. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the interest-only and residual certificates, adversely impacting earnings. To date, the Company has not been required to write down the value of any interest-only or residual certificate it holds.

SFAS NO. 91

      In December 1986, the FASB issued SFAS No. 91, "Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." SFAS No. 91 establishes the accounting for non-refundable fees and costs associated with lending, committing to lend, or purchasing a loan or a group of loans.

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

      Prior to the second quarter of 1996, the Company generally sold loans through securitization on a semiannual basis and, as such, carried a larger inventory of loans on its books from quarter to quarter and from year to year, which resulted in more significant SFAS No. 91 adjustments being made during those periods. Since the second quarter of 1996, the Company has sold, and contemplates that it will continue to sell, substantially all of its loan originations and purchases on a quarterly basis primarily through securitizations and, to a lesser extent, on a whole loan basis. This practice has minimized the amount of loans being held in inventory and, therefore, minimized the effects of SFAS No. 91 on the Company's financial statements.

RISK FACTORS

      Except for historical information contained herein, certain matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

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

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

      Several class-action lawsuits have been filed recently against a number of consumer finance companies alleging that the compensation of mortgage brokers through the payment of yield spread premiums violates various federal and state consumer protection laws. On March 18, 1997, the Company received notice that it had been named in a lawsuit filed in Federal District Court, E.D.N.Y., alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates, among other things, the Federal Real Estate Settlement Procedures Act. The complaint seeks (i) certification of a class of plaintiffs,
(ii) an injunction  against  payment of yield spread premiums by the Company and
(iii) unspecified compensatory and punitive damages (including attorney's fees). Management believes the Company has meritorious defenses and intends to defend this suit, but the Company has not yet answered the complaint and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims. On May 2, 1997, the Company filed a motion to dismiss for failure to join a necessary party.

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K:

      (a)  Exhibits: 10.1   Employment Agreement dated March 4, 1997 between the
                            Company and Richard Blass.

                     11.1   Statement re: Computation of Per Share Earnings.

                     27     Financial Data Schedule.


      (b)  Reports on Form 8-K:     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DELTA FINANCIAL CORPORATION
                                                 (Registrant)

Date:  May 15, 1997

                                          By:/S/ HUGH MILLER
                                             -----------------------------------
                                             Hugh Miller
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER



                                          By:/S/ RICHARD BLASS
                                             -----------------------------------
                                             Richard Blass
                                             SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER


                                  EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

10.1 Employment Agreement dated March 4, 1997 between the Company and Richard Blass.

11.1        Statement re: Computation of  Per Share Earnings.

27          Financial Data Schedule.