Form 10-Q
period 1997-06-30
DELTA FINANCIAL CORP
filed 1997-08-15
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

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

      As of June 30, 1997, 15,372,288 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q


                                                                     Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996...... 1

Consolidated Statements of Income for the three months and six months ended June 30, 1997 and June 30, 1996...................................... 2

Consolidated Statements of Cash Flows for the six months ended
June 30, 1997 and June 30, 1996............................................ 3

Notes to Consolidated Financial Statements................................. 4

Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................... 6

Certain Accounting Considerations..........................................15

PART II - OTHER INFORMATION

Other Information..........................................................21

Signatures.................................................................22

PART I - FINANCIAL INFORMATION

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                      ------------  ------------
  Assets

Cash and interest bearing deposits .................  $ 21,872,678  $ 18,741,182
Accounts receivable ................................    10,795,947     8,654,885
Loans held for sale ................................    83,492,121    83,677,017
Accrued interest and late charges receivable .......    25,513,436    20,158,812
Capitalized mortgage servicing rights ..............    16,027,032    11,411,634
Equipment, net .....................................     5,329,018     2,836,360
Cash held for advance payments .....................     2,527,388     2,488,218
Real estate owned ..................................       134,750       134,750
Interest-only and residual certificates ............   121,615,964    83,072,777
Prepaid and other assets ...........................     1,562,249     1,560,578
Goodwill ...........................................     5,885,931          --
                                                      ------------  ------------
                                                      $294,756,514  $232,736,213
                                                      ============  ============

  Liabilities and Stockholders' Equity

Bank payable .......................................     7,713,250     2,294,742
Warehouse financing and other borrowings ...........   133,770,591    95,481,627
Accounts payable and accrued expenses ..............     7,515,647     7,201,674
Investor payable ...................................    26,155,493    22,568,730
Advance payment by borrowers for taxes and insurance     2,294,318     2,255,045
Income taxes payable ...............................     7,058,309     9,416,784
                                                      ------------  ------------
                                                       184,507,608   139,218,602
                                                      ============  ============

  Stockholders' equity

Common stock, $.01 par value. Authorized
  49,000,000 shares; 15,372,288 issued and
  outstanding at June 30, 1997 and 15,253,000
  at December 31, 1996 .............................       153,723       152,530
Additional paid-in capital .........................    93,468,544    90,952,737
Retained earnings ..................................    16,626,639     2,412,344
                                                      ------------  ------------
         Total stockholders' equity ................   110,248,906    93,517,611
                                                      ------------  ------------

                                                      $294,756,514  $232,736,213
                                                      ============  ============

          See accompanying notes to consolidated financial statements.

                                       1

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              JUNE 30,                            JUNE 30,
                                                                       1997             1996                1997           1996
                                                                   -----------       -----------       -----------       -----------
Revenues:
Net gain on sale of
  mortgage loans ...........................................       $18,454,662       $17,697,047       $35,768,514       $17,800,438
Interest ...................................................         6,338,629         3,894,739        11,897,518         7,861,311
Servicing fees .............................................         1,899,416         1,309,389         3,291,049         2,324,684
Other.......................................................         3,773,807         2,125,664         6,814,293         2,344,754
                                                                   -----------       -----------       -----------       -----------
                                                                    30,466,514        25,026,839        57,771,374        30,331,187
                                                                   -----------       -----------       -----------       -----------
Expenses:
Payroll and related costs ..................................         8,586,515         5,312,075        16,082,506         6,685,160
Interest expense ...........................................         3,920,281         3,521,230         7,090,506         5,922,152
General and administrative .................................         5,341,473         3,470,274         9,739,883         5,312,139
                                                                   -----------       -----------       -----------       -----------
                                                                    17,848,269        12,303,579        32,912,895        17,919,451
                                                                   -----------       -----------       -----------       -----------
Income before provision for income
    taxes and extraordinary item ...........................        12,618,245        12,723,260        24,858,479        12,411,736
Provision for income taxes .................................         5,393,581           274,717        10,644,184           319,049
                                                                   -----------       -----------       -----------       -----------
Income before extraordinary item ...........................         7,224,664        12,448,543        14,214,295        12,092,687
Extraordinary item:
    Gain on extinguishment of debt .........................              --           3,167,828              --           3,167,828
                                                                   -----------       -----------       -----------       -----------
       Net income ..........................................       $ 7,224,664       $15,616,371       $14,214,295       $15,260,515
                                                                   ===========       ===========       ===========       ===========

Pro forma information:
 Provision for pro forma income taxes
     before extraordinary item .............................           n/a             5,471,002           n/a             5,337,046
                                                                                     ===========                         ===========
 Pro forma income before
     extraordinary item ....................................           n/a             7,252,258           n/a             7,074,690
                                                                                     ===========                         ===========
 Pro forma income per share of
     common stock ..........................................           n/a           $      0.57           n/a           $      0.56
                                                                                     ===========                         ===========
 Pro forma weighted average no.
     of shares outstanding .................................           n/a            12,629,182           n/a            12,629,182
                                                                                     ===========                         ===========

Per share data:
 Earnings per share ........................................       $      0.47           n/a           $      0.92           n/a
                                                                   ===========                         ===========
Weighted average number
 of shares outstanding .....................................        15,373,067           n/a            15,395,037           n/a
                                                                   ===========                         ===========

         See accompanying notes to consolidated financial statements.

                                        2

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                    1997                    1996
                                                                                               -------------           -------------
Cash flows from operating activities:
 Net income ........................................................................           $ 14,214,295            $ 15,260,515
 Adjustments to reconcile net income to net cash used in
    operating activities:
    Provision for loan losses ......................................................                 49,998                  49,882
    Depreciation and amortization ..................................................              1,047,035                 327,263
    Capitalized mortgage servicing rights,
       net of amortization .........................................................             (4,615,398)             (2,842,929)
    Deferred origination fees ......................................................                113,768              (1,515,865)
    Interest-only and residual certificates received in
       securitization transactions, net ............................................            (38,543,187)            (17,923,881)
 Changes in operating assets and liabilities:
    Increase in accounts receivable, net ...........................................             (2,110,268)               (661,554)
    (Increase) decrease in loans held for sale, net ................................                 21,130              (1,584,529)
    Decrease (increase) in accrued interest and
       late charges receivable .....................................................             (5,354,624)                208,299
    (Increase) decrease in cash held for advance payments...........................                (39,170)                413,768
    Decrease in real estate owned ..................................................                   --                    35,000
    (Increase) decrease in prepaid and other assets.................................                 32,168                (311,703)
    Decrease in due from stockholders ..............................................                   --                   990,000
    Increase in accounts payable and accrued expenses...............................                235,643                 404,813
    Increase (decrease) in investor payable ........................................              3,586,763                (673,347)
    Increase (decrease) in advance payments by
       borrowers for taxes and insurance ...........................................                 26,613                (351,044)
    Decrease in income taxes payable ...............................................             (2,314,398)                   --
                                                                                               -------------           -------------
Net cash used in operating activities ..............................................            (33,649,632)             (8,175,312)
                                                                                               -------------           -------------
Cash flows from investing activities:
    Acquisition of Fidelity Mortgage ...............................................             (3,674,845)                   --
    Purchase of equipment ..........................................................             (2,967,929)               (841,565)
Net cash used in investing activities                                                          -------------           -------------
                                                                                                 (6,642,774)               (841,565)
                                                                                               -------------           -------------
Cash flows from financing activities:
    Proceeds from warehouse financing and
       other borrowings, net .......................................................             38,057,076                 495,200
    Increase in bank payable, net ..................................................              5,366,826               1,423,472
    Distributions ..................................................................                   --                  (360,000)
                                                                                               -------------           -------------
Net cash provided by financing activities                                                        43,423,902               1,558,672
                                                                                               -------------           -------------

Net increase (decrease) in cash ....................................................              3,131,496              (7,458,205)

Cash at beginning of period ........................................................             18,741,182              16,635,135
Cash at end of period ..............................................................           -------------           -------------
                                                                                               $ 21,872,678            $  9,176,930
                                                                                               =============           =============
         See accompanying notes to consolidated financial statements.

                                       3

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

(2) BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Delta Funding Corporation, Fidelity Mortgage Inc. and Fidelity Mortgage (Florida), Inc. These statements also include the accounts of DF Special Holdings Corp., which is a wholly-owned subsidiary of Delta Funding Corporation. All significant intercompany accounts and transactions have been eliminated.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1996.

    In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the financial position and results of operations for the interim periods have been made.

(3) ACQUISITIONS

    On February 11, 1997, the Company acquired Fidelity Mortgage Inc. and Fidelity Mortgage (Florida), Inc. (together referred to herein as "Fidelity Mortgage") for a combination of cash and stock. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Fidelity Mortgage starting from February 11, 1997 have been included in the Company's consolidated financial statements. In connection with these acquisitions the Company recorded goodwill of approximately $6.3 million, which is being amortized on a straight-line basis over seven years. The acquired operations will continue to operate as separate legal entities under the names Fidelity Mortgage Inc. and Fidelity Mortgage (Florida), Inc.

(4) PRO FORMA INFORMATION

      Prior to October 31, 1996, Delta Funding Corporation (a wholly-owned subsidiary) was treated as a Subchapter S corporation for federal and state income tax purposes. The pro forma financial information, including per share data, included in the accompanying statement of income for the three months and six months ending June 30, 1996 reflects a provision for income taxes as if the Company had always been a C corporation at an assumed tax rate of 43%.

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

(5) SUPPLEMENTAL CASH FLOW INFORMATION

      During the six months ended June 30, 1997 and June 30, 1996, the Company paid $7.7 million and $5.9 million, respectively, for interest, and $13.0 million and $0.05 million, respectively, for taxes. In connection with the acquisition of Fidelity Mortgage, the Company issued 119,288 shares of common stock, valued at $2.5 million, to the former owners.

(6) RECENT DEVELOPMENTS

      On July 23, 1997, the Company completed a $150 million offering of Senior Notes due August 1, 2004. The Notes bear interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1, commencing on February 1, 1998. On or after August 1, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at the redemption price set forth in the Indenture dated July 23, 1997 plus accrued and unpaid interest to the date of redemption. Proceeds from the debt offering were used first to pay down shorter-term financing and the remaining proceeds will be used to fund originations growth and securitization activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING  DISCUSSION  SHOULD BE READ IN CONJUNCTION  WITH THE  CONSOLIDATED
FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

RECENT GROWTH

      The Company has experienced significant loan origination and purchase growth in the last few years, particularly since January 1, 1995. Management believes that this growth is primarily attributable to the Company's (i) geographic expansion of its operations, (ii) further penetration into its established markets, (iii) increased access to additional funding sources through larger warehouse finance agreements which have enabled the Company to accumulate larger pools of loans for sales through securitizations and (iv) recent expansion of its production channels through the acquisition of the

Fidelity Mortgage operations.

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

RESULTS OF OPERATIONS

SIX  MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

  REVENUES

      Total revenues increased $27.5 million, or 91%, to $57.8 million in the six months ended June 30, 1997, from $30.3 million in the corresponding period of the prior year. The increase in revenues was primarily attributable to the increase in loan originations and purchases and corresponding increases in the amount of loans sold through securitizations and the size of Company's servicing portfolio, and the resultant increases in net gain on sale of mortgage loans, origination fees, servicing fees, and interest income on loans held for sale. Total loan originations and purchases increased $258.1 million, or 106% to $502.2 million during the six months ended June 30, 1997 from $244.1 million during the six months ended June 30, 1996. The Company completed two securitizations totaling $495.0 million in the six months ended June 30, 1997 compared to one securitization and loan sales totaling $236.2 million in the corresponding period one year ago. Total loans serviced increased $682.0 million, or 109% to $1,306.1 million as of June 30, 1997 as compared to $624.1 million as of June 30, 1996.

      NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents the sum of (i) the present value of excess servicing of loans securitized in each period, (ii) the present value of mortgage servicing rights associated with loans securitized in each period and (iii) premiums earned on whole loan sales less the (a) premiums paid to originate or acquire mortgage loans, (b) cost associated with securitizations and (c) any hedge loss (gain). Net gain on sale of mortgage loans increased $18.0 million, or 101%, to $35.8 million in the six months ended June 30, 1997, from $17.8 million in the corresponding period of the prior year. The increase was attributable to an increase in the amount of loans securitized in the six months ended June 30, 1997 as compared to the amount of loans securitized or sold in the corresponding period one year ago. During the six months ended June 30, 1997, the Company completed two securitizations totaling $495.0 million versus completing one securitization and loan sales of $236.2 million for the six months ended June 30, 1996. The weighted average gain on sale for the six months ended June 30, 1997 and for the six months ended June 30, 1996 were 7.22% and 7.54%, respectively.

      INTEREST INCOME. Interest income primarily represents the sum of (i) interest earned on loans held for sale, (ii) interest earned on cash collection balances and (iii) excess servicing received in each period less the amortization of residual and interest-only certificates. Interest income increased $4.0 million, or 51%, to $11.9 million in the six months ended June 30, 1997, from $7.9 million in the corresponding period of the prior year. The increase in interest income was primarily due to (a) a higher average balance of mortgage loans held for sale during the six months ended June 30, 1997 resulting from the increase in loan originations and purchases and (b) an increase in excess servicing received from the Company's retained interest-only and residual certificates during the six months ended June 30, 1997. As of June 30, 1997, the Company's retained interest-only and residual certificates totaled $121.6 million as compared to $43.2 million for the comparable period one year ago. The increase in interest income was partially offset by a higher aggregate amortization of the retained interest-only and residual certificate assets in accordance with SFAS No. 115 in the six months ended June 30, 1997 as compared to the corresponding period in the prior year.

      SERVICING INCOME. Servicing income represents all contractual and ancillary servicing revenue received by the Company less (a) the amortization of capitalized mortgage servicing rights and (b) prepaid interest shortfalls. Servicing income increased $1.0 million, or 43%, to $3.3 million in the six months ended June 30, 1997, from $2.3 million in the corresponding period of the prior year. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased contractual and ancillary service fees. During the six months ended June 30, 1997, the average balance of mortgage loans serviced by the Company increased 107% to $1,147.1 million from $555.3 million during the corresponding period of the prior year. Servicing fees increased at a slower rate than the average balance of mortgage loans serviced primarily because the Company reduced its contractual servicing fee rate from 0.65% to 0.50% per annum to conform with industry standards, and due to amortization of the capitalized servicing asset in accordance with SFAS No. 125.

      OTHER INCOME. Other income primarily represents origination fees earned on brokered and retail loans and ancillary revenue associated with loan production. Other income increased $4.5 million, or 196%, to $6.8 million in the six months ended June 30, 1997 from $2.3 million in the corresponding period of the prior year. This increase was primarily due to the addition of Fidelity Mortgage's retail loan origination fees from February 11, 1997 through June 30, 1997 and, to a lesser extent, to an increase of $73.6 million, or 54%, in brokered loan originations to $209.2 million in the six months ended June 30, 1997, from

$135.6 million in the same period of the prior year. The Company did not originate any retail loans during the corresponding period in the prior year.

  EXPENSES

      Total expenses increased $15.0 million, or 84%, to $32.9 million for the six months ended June 30, 1997, from $17.9 million in the corresponding period of the prior year. The increase in expenses was primarily the result of (a) higher operating expenses associated with the growth in loan originations and purchases, (b) additional operating expenses associated with Fidelity Mortgage's retail operation, which the Company acquired in February 1997, and (c) higher interest expenses associated with increased borrowings under the Company's warehouse and interest-only and residual financing credit facilities.

      PAYROLL EXPENSE. Payroll expense increased $9.4 million, or 140%, to $16.1 million for the six months ended June 30, 1997, from $6.7 million for the corresponding period of the prior year. The increase was primarily due to increased staffing in the Company's originations area associated with increases in loan originations and purchases, and commissions paid to the Company's retail personnel on loans originated through Fidelity Mortgage. At June 30, 1997, the Company employed 722 full- and part-time persons, including 449 employees of Delta Funding Corporation and 273 employees of Fidelity Mortgage, compared to 294 full- and part-time persons as of June 30, 1996.

      INTEREST EXPENSE. Interest expense increased $1.2 million, or 20%, to $7.1 million in the six months ended June 30, 1997, from $5.9 million in the corresponding period of the prior year. The increase in interest expense was attributable to the interest costs associated with increased borrowings during the six months ended June 30, 1997 versus the comparable period one year ago under the Company's (i) short-term warehouse credit facilities due to a higher balance of loans held for sale during the six months ended June 30, 1997, resulting from increases in loan originations and purchases during the period, and (ii) an increase in borrowings under the

Company's interest-only and residual financing credit facilities secured by its residual and interest-only certificates during the six months ended June 30, 1997. The Company had residual and interest-only financings of $66.4 million as of June 30, 1997 compared to $26.0 million as of June 30, 1996.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, which consist primarily of office and administrative, rent, and health care and insurance expenses, increased $4.4 million, or 83%, to $9.7 million in the six months ended June 30, 1997 from $5.3 million in the corresponding period of the prior year. The increase in general and administrative expenses was primarily due to expenses incurred in connection with the growth of loan originations and purchases, increased employee benefit expenses, the addition of Fidelity Mortgage, and the opening of four Fidelity Mortgage branch offices.

INCOME TAXES

      Prior to October 31, 1996, Delta Funding Corporation (the Company's wholly-owned subsidiary) was treated as an S corporation for federal and state income tax purposes. As a result, the Company's historical earnings prior to such date had been taxed directly to the Former Shareholders and not to the Company. On October 31, 1996, in contemplation of the Company's initial public offering, Delta Funding Corporation terminated its status as an S corporation and the Former Shareholders of Delta Funding Corporation, pursuant to the terms of a contribution agreement, contributed their shares of common stock in Delta Funding Corporation to the Company in the Exchange for 10,653,000 shares, representing all of the then-outstanding Common Stock of the Company.

      On or about October 31, 1996, in conjunction with the Exchange, Delta Funding Corporation's status as an S corporation was terminated and the Company became a C corporation for federal and state income tax purposes and, as such, is subject to federal and state income tax on its taxable income. For the six months ended June 30, 1997, the Company recorded a tax provision of $10.6 million compared to $0.3 million in the corresponding period of the prior year.

THREE MONTHS  ENDED JUNE 30, 1997  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

  REVENUES

      Total revenues increased $5.5 million, or 22%, to $30.5 million in the three months ended June 30, 1997, from $25.0 million in the corresponding period of the prior year. The increase in revenues was primarily due to an increase in
(a) loans sold and securitized for the three months ended June 30, 1997 versus the comparable period one year ago, (b) the Company's servicing portfolio and corresponding servicing fees, (c) origination fees primarily due to Fidelity Mortgage's retail operation, and (d) interest income on loans held for sale. The increase was partially offset by the Company securitizing (x) only three months of loan production during the three months ended June 30, 1997, in contrast to the comparable period one year ago when the Company securitized six months of loan production, and (y) seasoned mortgage loans associated with the extinguishment of a long term credit facility during the three months ended June 30, 1996.

      NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans increased $0.8 million, or 5%, to $18.5 million in the three months ended June 30, 1997, from $17.7 million in the corresponding period of the prior year. The increase was primarily attributable to an increase in loans sold through securitization resulting from an increase in total loan originations and purchases, but was partially offset by the Company's securitizing (i) three months of loan production during the three months ended June 30, 1997, as compared to the comparable period one year ago where the Company securitized six months worth of loan production (and effected loan sales from its three months of loan production), and (ii) seasoned mortgage loans associated with the extinguishment of a long term credit facility which carried a higher weighted average coupon as compared to loans originated during the three months ended June 30, 1996 because they were originated during a period when interest rates were generally higher. The Company securitized $260.0 million, with a net gain on sale of 7.1% during the three months ended June 30, 1997, compared to loan sales and securitization of $229.3 million, with a net gain on sale of 7.7%, during the three months ended June 30, 1996.

      INTEREST INCOME. Interest income increased $2.4 million, or 62%, to $6.3 million in the three months ended June 30, 1997, from $3.9 million in the corresponding period of the prior year. The increase in interest income was primarily due to an increase in excess servicing received from interest-only and residual certificates during the three months ended June 30, 1997. As of June 30, 1997, the Company's retained interest-only and residual certificates totaled

$121.6 million as compared to $43.2 million for the comparable period one year ago. The increase in interest income was partially offset by a higher aggregate amortization of the retained interest-only and residual certificate assets in accordance with SFAS No. 115 in the three months ended June 30, 1997 as compared to the corresponding period in the prior year.

      SERVICING INCOME. Servicing income increased $0.6 million, or 46%, to $1.9 million in the three months ended June 30, 1997, from $1.3 million in the corresponding period of the prior year. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased contractual and ancillary service fees. During the three months ended June 30, 1997, the average balance of mortgage loans serviced by the Company increased 110% to $1,245.5 million from $593.5 million during the corresponding period of the prior year. Servicing fees increased at a slower rate than the average balance of mortgage loans serviced primarily because the Company reduced its contractual servicing fee rate from 0.65% to 0.50% per annum to conform with industry standards, and due to amortization of the capitalized servicing asset in accordance with SFAS No. 125.

      OTHER INCOME. Other income increased $1.7 million, or 81%, to $3.8 million in the three months ended June 30, 1997 from $2.1 million in the corresponding period of the prior year. This increase was primarily due to the addition of Fidelity Mortgage's retail loan origination fees from April 1, 1997 through June 30, 1997 and, to a lesser extent, to an increase of $34.1 million, or 49%, in brokered loan originations to $103.3 million in the three months ended June 30, 1997, from $69.2 million in the same period of the prior year. The Company did not originate any retail loans during the corresponding period in the prior year.

  EXPENSES

      Total expenses increased $5.5 million, or 45%, to $17.8 million for the three months ended June 30, 1997, from $12.3 million in the corresponding period of the prior year. The increase in expenses was primarily the result of (a) higher operating expenses associated with the growth in loan originations and purchases, (b) additional operating expenses associated with Fidelity Mortgage's retail operation, which the Company acquired in February 1997, and (c) higher interest expenses associated with increased borrowings under the Company's warehouse and interest-only and residual financing credit facilities.

      PAYROLL EXPENSE. Payroll expense increased $3.3 million, or 62%, to $8.6 million for the three months ended June 30, 1997, from $5.3 million for the corresponding period of the prior year. The increase was primarily due to increased staffing in the Company's originations area associated with increases in loan originations and purchases, and commissions paid to the Company's retail personnel on loans originated through Fidelity Mortgage. At June 30, 1997, the Company employed 722 full- and part-time persons, including 449 employees of Delta Funding Corporation and 273 employees of Fidelity Mortgage, compared to 294 full- and part-time persons as of June 30, 1996.

      INTEREST EXPENSE. Interest expense increased $0.4 million, or 11%, to $3.9 million in the three months ended June 30, 1997, from $3.5 million in the corresponding period of the prior year. The increase in interest expense was primarily due to an increase in residual and interest-only financings during the three months ended June 30, 1997. The Company had residual and interest-only financings of $66.4 million as of June 30, 1997 compared to $26.0 million as of June 30, 1996. This increase was partially offset by (i) lower interest costs associated with a lower average balance of loans held for sale during the three months ended June 30, 1997, as compared to the corresponding period in the prior year, resulting from the Company's not completing a securitization during the first quarter of 1996 and (ii) a lower average cost of funds during the three months ended June 30, 1997 as compared to the corresponding period in the prior year.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.8 million, or 51%, to $5.3 million in the three months ended June 30, 1997 from $3.5 million in the corresponding period of the prior year. The increase in general and administrative expenses was primarily due to expenses incurred in connection with growth of loan originations and purchases, increased employee benefit expenses, the addition of Fidelity Mortgage and the opening of 4 Fidelity Mortgage branch offices.

INCOME TAXES

      For the three months ended June 30, 1997, the Company recorded a tax provision of $5.4 million compared to $0.3 million in the corresponding period of the prior year.

FINANCIAL CONDITION

JUNE 30, 1997 COMPARED TO DECEMBER 31, 1996

      Cash and interest-bearing deposits increased $3.1 million, or 17%, to $21.8 million at June 30, 1997 from $18.7 million at December 31, 1996. The increase was primarily due to additional moneys held in securitization trust accounts related to the Company's ongoing securitization program as a result of an increased balance of loans in securitization.

      Accounts receivable increased $2.1 million, or 24%, to $10.8 million at June 30, 1997 from $8.7 million at December 31, 1996. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased reimbursable servicing advances made by the Company, acting as servicer on its securitizations.

      Loans held for sale decreased $0.2 million, or 0.2%, to $83.5 million at June 30, 1997 from $83.7 million at December 31, 1996. This decrease was primarily the result of the Company securitizing a larger percentage of the loans it originated and purchased during the three months ended June 30, 1997 as compared to the three months ended December 31, 1996.

      Accrued interest and late charges receivable increased $5.3 million, or 26%, to $25.5 million at June 30, 1997 from $20.2 million at December 31, 1996. This increase was primarily due to a higher average loan servicing portfolio during the three months ended June 30, 1997. The Company's average servicing portfolio increased 45% to $1,245.5 million during the second quarter of 1997 from $859.6 million during the fourth quarter of 1996.

      Capitalized mortgage servicing rights increased $4.6 million, or 40%, to $16.0 million at June 30, 1997 from $11.4 million at December 31, 1996. This increase was primarily attributable to the Company, as servicer, capitalizing the mortgage servicing rights, on its two new securitizations during the six months ended June 30, 1997, in accordance with SFAS No. 125.

      Interest-only and residual certificates increased $38.5 million, or 46%, to $121.6 million at June 30, 1997 from $83.1 million at December 31, 1996. This increase was primarily due to interest-only and residual certificates acquired in connection with the Company's 1997-1 $235 million securitization and 1997-2 $260 million securitization completed in the first and second quarters of 1997, respectively. Interest-only and residual certificates are recorded at fair value in accordance with SFAS No. 125.

      Warehouse financing and other borrowings increased $38.3 million, or 40%, to $133.8 million at June 30, 1997 from $95.5 million at December 31, 1996, primarily due to additional borrowings to finance loans held for sale and additional financing secured by interest-only and residual certificates. During the fourth quarter of 1996, the Company used $38.0 million of the net proceeds from its initial public offering to pay down amounts outstanding on a warehouse facility.

      Investor payable increased $3.6 million, or 16%, to $26.2 million at June 30, 1997 from $22.6 million at December 31, 1996. The increase was primarily due to an increase in the amount of principal collected by the Company acting as servicer, which must be remitted to the various trusts in the following distribution periods. Investor payable is comprised of all principal collected on mortgage loans, either due to principal amortization or principal repayment, and accrued certificate interest. Variability in this account is primarily due to the principal prepayments collected within a given collection period.

      Stockholders' equity increased $16.7 million, or 18%, to $110.2 million at June 30, 1997 from $93.5 million at December 31, 1996. This increase is primarily due to net income for the six month period of $14.2 million, as well as the issuance of 119,288 additional shares of common stock valued at $2.5 million in connection with the Company's acquisition of Fidelity Mortgage.

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

      The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans. As a result of increased loan originations and purchases and the increase in its securitization program, the Company, during the six months ended June 30, 1997 and June 30, 1996, used cash of approximately $33.6 million and $8.2 million, respectively.

      Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support the continued growth in loan originations and purchases, securitizations and general operating expenses. Subsequent to June 30, 1997, the Company completed a $150 million Senior Note offering, the proceeds of which will be used to fund growth in loan originations and purchases and its ongoing securitization program. The Company's primary sources of liquidity continue to be warehouse and other financing facilities, securitizations and whole loan sales and, subject to market conditions, sales of additional debt and equity securities.
     To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has three warehouse credit facilities for this purpose. One warehouse facility is a $325 million committed revolving line with a variable rate of interest and a maturity date of February 1998. This facility was converted from an uncommitted to a committed line during the three months ended March 31, 1997. The Company's second warehouse facility is a $200 million committed revolving line with a variable rate of interest and a maturity date of February 1998, which was obtained during the three months ended March 31, 1997 and replaced a $100 million uncommitted credit facility previously maintained by the Company with the warehouse lender. The Company's third warehouse facility is a syndicated $100 million committed revolving line with a variable rate of interest and a maturity date of June, 1998. The outstanding balance on the $250 million facility, $200 million facility and $100 million facility as of June 30, 1997 was $64.3 million, $0 and $0, respectively.

      The Company has obtained financing facilities for interest-only and residual certificates acquired as part of its securitizations. These facilities have variable interest rates and mature between October 1997 and June 2000. As of June 30, 1997, the aggregate outstanding balance on these facilities was $66.4 million.

      In addition, the Company has a line of credit with a financial institution to support its daily operating requirements. The facility is a one-year renewable credit line in the amount of $1.0 million with a variable interest rate, renewable in September 1997. The outstanding balance on the credit line was $0 as of June 30, 1997.

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

      If the value of the hedges decrease, offsetting an increase in the value of the loans, the Company, upon settlement with its counterparty, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans as part of its interest-only and residual certificates. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding interest-only and residual certificates.

      The Company believes that its current hedging strategy of using treasury rate lock contracts is the most effective way to manage its interest rate risk on loans prior to securitization.

INFLATION AND INTEREST RATES

      Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the ability of the Company to purchase and originate loans and affect the mix of first and second mortgage loan products. Generally, first mortgage production increases relative to second mortgage production in response to low interest rates and second mortgage production increases relative to first mortgage production during periods of high interest rates. A significant decline in interest rates could decrease the size of the Company's loan servicing portfolio by increasing the level of loan prepayments. Additionally, to the extent servicing rights and interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely impacting earnings. Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities.

CERTAIN ACCOUNTING CONSIDERATIONS

INTEREST-ONLY AND RESIDUAL CERTIFICATES

      The Company derives a substantial portion of its income by recognizing gain on sale of loans sold through securitizations, represented by the interest-only and residual certificates that the Company retains. In securitizations, the Company sells loans that it has originated or purchased to a trust for a cash purchase price and receives interest-only and residual certificates. The cash purchase price is raised through an offering by the trust of pass-through certificates representing regular interests in the REMIC trust.

      Following the securitizations, the purchasers of the pass-through certificates receive the principal collected and the investor pass-through interest rate on the principal balance, while the Company receives the excess of the interest rate payable by an obligor on a loan over the interest rate passed through to the purchasers of the regular-interest certificates (with respect to the interest-only and residual certificates), as well as the Company's normal servicing fee, less other recurring fees. The interest-only and residual certificates are capitalized on the Company's balance sheet and are reduced as cash distributions are received. The interest-only and residual certificates are accounted for as trading securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Investments," and as such they are recorded at their fair value.

      Changes in fair value of the interest-only and residual certificates are reflected in the statement of operations. Fair value of the interest-only and residual certificates is determined based on various economic factors, including considerations of loan type, size, date of origination, interest rate, term, collateral value and geographic location. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the interest-only and residual certificates, adversely impacting earnings. Similarly, if delinquencies, liquidations or interest rates were greater than initially assumed by the Company, the fair value of the interest-only and residual certificates would be negatively impacted resulting in an adverse effect on interest income for the periods during which such events occurred. The residual certificates held by the Company are subject to losses on liquidated loans which flow through each securitization trust. Since the calculation of fair value of these certificates at the time of securitization included certain assumptions concerning losses, any losses in excess of such assumptions will have an adverse effect on interest income.

SFAS NO. 125

      In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, is to be applied prospectively and supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Company adopted SFAS No. 125 on January 1, 1997.

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

      SFAS No. 125 requires mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights to allocate the total cost of the loans to the mortgage servicing rights and the mortgage loans without the mortgage servicing rights. The Company determines fair value based upon the present value of estimated net future servicing revenues less the estimated cost that would fairly compensate a substitute servicer to service the loans. The servicing asset is then recorded on the balance sheet and accounted for under SFAS No. 125 using the allocation of cost relative to fair value approach. The assumptions used to calculate fair value are the same assumptions used to determine the fair value of the interest-only certificates. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future cash flows related to servicing income. In connection with SFAS No. 125, the Company recognized income, recorded as part of gain on sale, of $3.2 million in the three months ended June 30, 1997.

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

SFAS NO. 123

      In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. The Company applies APB Opinion No. 25 in accounting for its stock option plan. Further, the Company provides in a footnote to its financial statements pro forma disclosures of net earnings and earnings per share computed as if the fair value-based method had been applied in accordance with SFAS No. 123.

EARNINGS PER SHARE

      SFAS No. 128, "Earnings per Share", specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and the pronouncement supersedes APB Opinion No. 15, "Earnings per Share". The objectives of SFAS No. 128 are to simplify the computation of earnings per share and make financial statements more useful for investors and creditors by increasing the international comparability of accounting standards concurrent with improving the quality of accounting standards. The Company has not completed its analysis of SFAS No. 128.

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

      SFAS No. 129, "Disclosure of Information about Capital Structure", was issued in February 1997 and is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 requires disclosure of pertinent rights and privileges of the various securities outstanding. The statement also requires disclosure of the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. The Company has not completed its analysis of SFAS No. 129.

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

PART II - OTHER INFORMATION

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

ITEM 6.       EXHIBITS AND CURRENT REPORTS ON FORM 8-K:

(a) Exhibits:             11.1  Statement re: Computation of Per Share Earnings.

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

Date:  August 14, 1997

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

11.1        Statement re: Computation of  Per Share Earnings.

27          Financial Data Schedule.