Form 10-Q/A
period 1997-06-30
DELTA FINANCIAL CORP
filed 1997-08-21
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held on May 29, 1997. At the meeting, Richard Blass and Arnold B. Pollard were elected as Class I Directors for a term of three years. Hugh Miller, Sidney A. Miller and Martin D. Payson continue to serve as members of the Board of Directors.

           Votes cast in favor of Mr. Blass' election totaled 14,363,632 while 12,468 votes were withheld.

           Votes cast in favor of Mr. Pollard's election totaled 14,363,682 while 12,418 votes were withheld.

      The stockholders also voted to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997. Votes cast in favor of this ratification were 14,371,038, while votes cast against were 2,914 and abstentions totaled 2,148.

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

Date:  August 20, 1997

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