Form 10-Q
period 1997-09-30
DELTA FINANCIAL CORP
filed 1997-11-14
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

      As of September 30, 1997, 15,372,288 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q


                                                                     Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of September 30, 1997 and
December 31, 1996.......................................................... 1

Consolidated Statements of Income for the three months and nine months ended September 30, 1997 and September 30, 1996............................ 2

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1997 and September 30, 1996.................................. 3

Notes to Consolidated Financial Statements................................. 4

Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................... 6

Certain Accounting Considerations..........................................16

PART II - OTHER INFORMATION

Other Information..........................................................22

Signatures.................................................................23

PART I - FINANCIAL INFORMATION

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1997         1996
                                                      ------------  ------------
       Assets

Cash and interest bearing deposits .................  $ 21,578,518  $ 18,741,182
Accounts receivable ................................    12,324,990     8,654,885
Loans held for sale ................................    85,763,109    83,677,017
Accrued interest and late charges receivable .......    30,126,717    20,158,812
Capitalized mortgage servicing rights ..............    19,385,550    11,411,634
Equipment, net .....................................     7,389,524     2,836,360
Cash held for advance payments .....................     5,950,211     2,488,218
Real estate owned ..................................          --         134,750
Interest-only and residual certificates ............   144,049,760    83,072,777
Prepaid and other assets ...........................     6,252,301     1,560,578
Goodwill ...........................................     6,131,246          --
                                                      ------------  ------------
                                                      $338,951,926  $232,736,213
                                                      ============  ============


       Liabilities and Stockholders' Equity

Bank payable .......................................     1,297,729     2,294,742
Warehouse financing and other borrowings ...........    15,292,851    95,481,627
Senior Notes Due 2004 ..............................   149,287,996          --
Accounts payable and accrued expenses ..............    10,009,761     7,201,674
Investor payable ...................................    32,307,128    22,568,730
Advance payment by borrowers for taxes and insurance     5,404,180     2,255,045
Income taxes payable ...............................     7,219,321     9,416,784
                                                      ------------  ------------
                                                       220,818,966   139,218,602
                                                      ============  ============
Stockholders' equity

Common stock, $.01 par value. Authorized
49,000,000 shares; 15,372,288 issued and
outstanding at September 30, 1997  and
15,253,000 at December 31, 1996 ....................       153,723       152,530
Additional paid-in capital .........................    93,468,544    90,952,737
Retained earnings ..................................    24,510,693     2,412,344
                                                      ------------  ------------
Total stockholders' equity .........................   118,132,960    93,517,611
                                                      ------------  ------------
                                                      $338,951,926  $232,736,213
                                                      ============  ============

          See accompanying notes to consolidated financial statements.

                                        1

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                                      1997              1996              1997              1996
                                                                   -----------       -----------       -----------       -----------
Revenues:
Net gain on sale of
  mortgage loans ...........................................       $24,733,186       $13,701,876       $60,501,700       $31,502,314
Interest ...................................................         5,246,327         4,093,545        17,143,845        11,954,856
Servicing fees .............................................         1,957,857         1,445,988         5,248,906         3,770,672
Other ......................................................         5,476,902         1,475,377        12,291,195         3,820,131
                                                                   -----------       -----------       -----------       -----------
                                                                    37,414,272        20,716,786        95,185,646        51,047,973
                                                                   -----------       -----------       -----------       -----------
Expenses:
Payroll and related costs ..................................        10,971,802         4,603,828        27,054,308        11,288,988
Interest expense ...........................................         5,670,520         2,606,701        12,761,027         8,528,853
General and administrative .................................         7,091,919         3,577,418        16,831,802         8,889,557
                                                                   -----------       -----------       -----------       -----------
                                                                    23,734,241        10,787,947        56,647,137        28,707,398
                                                                   -----------       -----------       -----------       -----------
Income before provision for income
    taxes and extraordinary item ...........................        13,680,031         9,928,839        38,538,509        22,340,575
Provision for income taxes .................................         5,795,977          (103,000)       16,440,160           216,049
                                                                   -----------       -----------       -----------       -----------
Income before extraordinary item ...........................         7,884,054        10,031,839        22,098,349        22,124,526
Extraordinary item:
    Gain on extinguishment of debt .........................              --                --                --           3,167,828
                                                                   -----------       -----------       -----------       -----------
       Net income ..........................................       $ 7,884,054       $10,031,839       $22,098,349       $25,292,354
                                                                   ===========       ===========       ===========       ===========

Pro forma information:
 Provision for pro forma income taxes
     before extraordinary item .............................           n/a             4,269,401           n/a             9,606,447
                                                                                     ===========                         ===========
 Pro forma income before
     extraordinary item ....................................           n/a             5,659,438           n/a            12,734,128
                                                                                     ===========                         ===========
 Pro forma income per share of
    common stock ...........................................           n/a           $      0.45           n/a           $      1.01
                                                                                     ===========                         ===========
 Pro forma weighted average number
    of shares outstanding ..................................           n/a            12,629,182           n/a            12,629,182
                                                                                     ===========                         ===========
Per share data:
 Earnings per share ........................................       $      0.51           n/a          $      1.44            n/a
                                                                   ===========                        ===========
 Weighted average number
    of shares outstanding ..................................        15,424,464           n/a           15,390,669            n/a
                                                                   ===========                        ===========

          See accompanying notes to consolidated financial statements.


                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                    1997                    1996
                                                                                               -------------           -------------
Cash flows from operating activities:
 Net income .........................................................................          $ 22,098,349            $ 25,292,353
 Adjustments to reconcile net income to net cash used in
    operating activities:
    Provision for loan losses .......................................................                74,997                  74,820
    Depreciation and amortization ...................................................             1,777,436                 589,765
    Capitalized mortgage servicing rights,
       net of amortization ..........................................................            (7,973,916)             (4,986,851)
    Deferred origination fees .......................................................              (405,922)               (722,357)
    Interest-only and residual certificates received in
       securitization transactions, net .............................................           (60,976,983)            (35,195,393)
 Changes in operating assets and liabilities:
    Increase in accounts receivable, net ............................................            (3,639,311)               (906,858)
    (Increase) decrease in loans held for sale, net .................................            (1,755,167)             17,123,438
    Increase in accrued interest and
       late charges receivable ......................................................            (9,967,905)             (1,209,438)
    (Increase) decrease in cash held for advance payments ...........................            (3,461,993)                763,537
    Decrease in real estate owned ...................................................               134,750                 115,000
    Increase in prepaid and other assets ............................................            (4,657,884)               (942,229)
    Decrease in due from stockholders ...............................................                  --                   990,000
    Increase in accounts payable and  accrued expenses ..............................             2,729,757               2,914,052
    Increase in investor payable ....................................................             9,738,398               4,398,706
    Increase (decrease) in advance payments by
       borrowers for taxes and insurance ............................................             3,136,475                (661,405)
    Decrease in income taxes payable ................................................            (2,153,386)                   --
                                                                                               -------------           -------------
Net cash used in operating activities ...............................................           (55,302,305)              7,637,140
                                                                                               -------------           -------------
Cash flows from investing activities:
    Acquisition of Fidelity Mortgage ................................................            (4,149,845)                   --
    Purchase of equipment ...........................................................            (5,529,151)             (1,745,095)
                                                                                               -------------           -------------
Net cash used in investing activities ...............................................            (9,678,996)             (1,745,095)
                                                                                               -------------           -------------
Cash flows from financing activities:
   Payments of warehouse financing and
      other borrowings, net..........................................................           (80,420,664)             (8,925,247)
   Proceeds from issuance of Senior Notes ...........................................           149,287,996                    --
   Decrease in bank payable, net ....................................................            (1,048,695)               (297,642)
   Distributions ....................................................................                  --                  (540,000)
                                                                                               -------------           -------------
Net cash provided by financing activities ...........................................            67,818,637              (9,762,889)
                                                                                               -------------           -------------
Net increase (decrease) in cash .....................................................             2,837,336              (3,870,844)

Cash at beginning of period .........................................................            18,741,182              16,635,135
                                                                                               -------------           -------------
Cash at end of period ...............................................................          $ 21,578,518            $ 12,764,291
                                                                                               =============           =============
          See accompanying notes to consolidated financial statements.
                                        3

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION

      Delta Financial Corporation (together with its subsidiaries, collectively the "Company") is a Delaware corporation which was organized on August 26, 1996. On October 31, 1996, the Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation, which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgage loans. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, $.01 par value.

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

      All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made.

(3) ACQUISITIONS

      On February 11, 1997, the Company acquired Fidelity Mortgage Inc. and Fidelity Mortgage (Florida), Inc. (together referred to herein as "Fidelity Mortgage") for a combination of cash and stock. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Fidelity Mortgage from February 11, 1997 have been included in the Company's consolidated financial statements. In connection with these acquisitions the Company recorded goodwill of approximately $6.3 million, which is being amortized on a straight-line basis over seven years. On October 1, 1997, the acquired operations were merged and will continue to operate as Fidelity Mortgage Inc. going forward.

(4) PRO FORMA INFORMATION

      Prior to October 31, 1996, Delta Funding Corporation (a wholly-owned subsidiary) was treated as a Subchapter S corporation for federal and state income tax purposes. The pro forma financial information, including per share data, included in the accompanying statement of income for the three months and nine months ending September 30, 1996 reflects a provision for income taxes as if the Company had always been a C corporation at an assumed tax rate of 43%.

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

(5) SUPPLEMENTAL CASH FLOW INFORMATION

      During the nine months ended September 30, 1997 and September 30, 1996, the Company paid $10.8 million and $8.7 million, respectively, for interest, and $18.6 million and $0.05 million, respectively, for taxes. In connection with the acquisition of Fidelity Mortgage, the Company issued 119,288 shares of common stock, valued at $2.5 million, to the former owners.

(6) RECENT DEVELOPMENTS - SENIOR NOTES DUE 2004

      On July 23, 1997, the Company completed a $150.0 million offering of Senior Notes due August 1, 2004. The Notes bear interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1, commencing on February 1, 1998. On or after August 1, 2001, the Notes are redeemable at the Company's option, in whole or in part, at the redemption price set forth in the Indenture dated July 23, 1997, plus accrued and unpaid interest through the date of redemption. The Indenture governing the terms of the Senior Notes contains certain financial ratios and other restrictive covenants, including a restriction on asset sales, incurrence of additional indebtedness and incurrence of additional liens. The proceeds from the debt offering were used first to pay off shorter-term financing and the remaining proceeds will be used to fund originations growth and securitization activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING  DISCUSSION  SHOULD BE READ IN CONJUNCTION  WITH THE  CONSOLIDATED
FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

RECENT GROWTH

      The Company has experienced significant loan origination and purchase growth in the last few years, particularly since January 1, 1995. Management believes that this growth is primarily attributable to the Company's (i) geographic expansion of its operations, (ii) further penetration into its established markets, (iii) increased access to capital and additional funding sources through (a) the capital markets and (b) larger warehouse finance agreements which have enabled the Company to accumulate larger pools of loans for sales through securitizations and (iv) recent expansion of its production channels through the acquisition of the Fidelity Mortgage operations.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

  REVENUES

      Total revenues increased $44.2 million, or 87%, to $95.2 million in the nine months ended September 30, 1997, from $51.0 million in the corresponding period of the prior year. The increase in revenues was attributable to the increase in loan originations and purchases and the corresponding increases in the amount of loans sold through securitizations and size of the Company's servicing portfolio, and the resultant increases in net gain on sale of mortgage loans, origination fees, servicing fees, and interest income on loans held for sale. Total loan originations and purchases increased $443.1 million, or 107%, to $858.2 million during the nine months ended September 30, 1997 from $415.1 million during the nine months ended September 30, 1996. The Company completed three securitizations totaling $835.0 million in the nine months ended September 30, 1997 compared to two securitizations and whole loan sales totaling $420.3 million in the corresponding period one year ago. Total loans serviced increased $826.0 million, or 112%, to $1.565 billion as of September 30, 1997 compared to $739.0 million at September 30, 1996.

      NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents the sum of (i) the present value of excess servicing of loans securitized in each period, (ii) the present value of mortgage servicing rights associated with loans securitized in each period and (iii) premiums earned on whole loan sales less the (a) premiums paid to originate or acquire mortgage loans, (b) cost associated with securitizations and (c) any hedge loss (gain). Net gain on sale of mortgage loans increased $29.0 million, or 92%, to $60.5 million in the nine months ended September 30, 1997, from $31.5 million in the corresponding period of the prior year. The increase was attributable to an increase in the amount of loans securitized in the nine months ended September 30, 1997 compared to the amount of loans securitized or sold in the corresponding period one year ago, but was partially offset by the Company's change in prepayment assumptions on adjustable rate mortgages. During the nine months ended September 30, 1997, the Company completed three securitizations totaling $835.0 million compared to two securitizations and whole loan sales totaling $420.3 million for the nine months ended September 30, 1996. The weighted average gain on sale for the nine months ended September 30, 1997 and for the nine months ended September 30, 1996 were 7.25% and 7.49%, respectively.

      INTEREST INCOME. Interest income primarily represents the sum of (i) interest earned on loans held for sale, (ii) interest earned on cash collection balances and (iii) excess servicing received in each period less the amortization of residual and interest-only certificates. Interest income increased $5.2 million, or 44%, to $17.1 million in the nine months ended September 30, 1997, from $11.9 million in the corresponding period of the prior year. The increase in interest income was primarily due to (a) a higher average balance of mortgage loans held for sale during the nine months ended September 30, 1997 resulting from the increase in loan originations and purchases and (b) an increase in excess servicing received from the Company's retained interest-only and residual certificates during the nine months ended September 30, 1997. As of September 30, 1997, the Company's retained interest-only and residual certificates totaled $144.0 million compared to $60.5 million for the comparable period one year ago. The increase in interest income was partially offset by higher aggregate amortization of the retained interest-only and residual certificate assets in accordance with SFAS No. 115 in the nine months ended September 30, 1997 compared to the corresponding period in the prior year. The higher aggregate amortization was due in part to the Company's decision to accelerate amortization of the retained interest-only and residual certificate assets by changing the prepayment assumptions the Company uses to value these certificates.

      SERVICING INCOME. Servicing income represents all contractual and ancillary servicing revenue received by the Company less (a) the amortization of capitalized mortgage servicing rights and (b) prepaid interest shortfalls. Servicing income increased $1.5 million, or 41%, to $5.2 million in the nine months ended September 30, 1997, from $3.7 million in the corresponding period of the prior year. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased contractual and ancillary service fees. During the nine months ended September 30, 1997, the average balance of mortgage loans serviced by the Company increased 108% to $1.253 billion from $603.3 million during the corresponding period of the prior year. Servicing fees increased at a slower rate than the average balance of mortgage loans serviced primarily because the Company reduced its contractual servicing fee rate from 0.65% to 0.50% per annum to conform with industry standards (commencing with its 1996-2 securitization), and due to amortization of the capitalized servicing asset in accordance with SFAS No. 125.

      OTHER INCOME. Other income primarily represents origination fees earned on brokered and retail loans and ancillary revenue associated with loan production. Other income increased $8.5 million, or 224%, to $12.3 million in the nine months ended September 30, 1997 from $3.8 million in the corresponding period of the prior year. This increase was primarily due to the addition of Fidelity Mortgage's retail loan origination fees from February 11, 1997 through September 30, 1997 and, to a lesser extent, to an increase of $120.0 million, or 54%, in brokered loan originations to $343.2 million in the nine months ended September 30, 1997, from $223.2 million in the same period of the prior year. The Company did not originate any retail loans during the corresponding period in the prior year.

  EXPENSES

      Total expenses increased $27.9 million, or 97%, to $56.6 million for the nine months ended September 30, 1997, from $28.7 million in the corresponding period of the prior year. The increase in expenses was primarily the result of
(a) higher operating expenses associated with the growth in loan originations and purchases, (b) additional operating expenses associated with Fidelity Mortgage's retail operation, which the Company acquired in February 1997, (c) higher interest expenses associated with increased borrowings under the Company's warehouse and interest-only and residual financing credit facilities, and (d) accrued interest expense related to the $150 million aggregate principal amount of 9.5% Senior Notes due 2004.

      PAYROLL EXPENSE. Payroll expense increased $15.8 million, or 140%, to $27.1 million for the nine months ended September 30, 1997, from $11.3 million for the corresponding period of the prior year. The increase was primarily due to increased staffing in the Company's originations area associated with increases in loan originations and purchases, and commissions paid to the Company's retail personnel on loans originated through Fidelity Mortgage. At September 30, 1997, the Company employed 850 full- and part-time persons, including 489 employees of Delta Funding Corporation and 361 employees of Fidelity Mortgage, compared to 309 full- and part-time persons as of September 30, 1996.

      INTEREST EXPENSE. Interest expense increased $4.3 million, or 51%, to $12.8 million in the nine months ended September 30, 1997, from $8.5 million in the corresponding period of the prior year. The increase in interest expense was attributable to the interest costs associated with increased borrowings during the nine months ended September 30, 1997 compared to the comparable period one year ago under the Company's (i) short-term warehouse credit facilities due to a higher balance of loans held for sale during the nine months ended September 30, 1997, resulting from increases in loan originations and purchases during the period, (ii) interest-only and residual financing credit facilities secured by its residual and interest-only certificates during the nine months ended September 30, 1997, and (iii) $150 million aggregate principal amount of 9.5% Senior Notes due 2004. The Company used the net proceeds from the Senior Notes offering to paydown amounts outstanding under warehouse and interest-only and residual financing facilities. The increase was partially offset by a lower average cost of funds on the Company's warehouse credit facilities during the nine months ended September 30, 1997 compared to the corresponding period in the prior year.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, which consist primarily of office and administrative, rent, and health care and insurance expenses, increased $7.9 million, or 89%, to $16.8 million in the nine months ended September 30, 1997 from $8.9 million in the corresponding period of the prior year. The increase in general and administrative expenses was primarily due to expenses incurred in connection with the growth of loan originations and purchases, increased employee benefit expenses, the addition of Fidelity Mortgage, and the opening of six Fidelity Mortgage branch offices.

INCOME TAXES. Prior to October 31, 1996, Delta Funding Corporation (the Company's wholly-owned subsidiary) was treated as an S corporation for federal and state income tax purposes. As a result, the Company's historical earnings prior to such date had been taxed directly to Delta Funding Corporation's former shareholders and not to the Company. On October 31, 1996, in contemplation of the Company's initial public offering, Delta Funding Corporation terminated its status as an S corporation and the former shareholders of Delta Funding Corporation, pursuant to the terms of a contribution agreement, contributed their shares of common stock in Delta Funding Corporation to the Company in exchange for 10,653,000 shares, representing all of the then-outstanding common stock of the Company.

      On or about October 31, 1996, in conjunction with the Exchange, Delta Funding Corporation's status as an S corporation was terminated and the Company became a C corporation for federal and state income tax purposes and, as such, is subject to federal and state income tax on its income. For the nine months ended September 30, 1997, the Company recorded a tax provision of $16.4 million compared to $0.2 million in the corresponding period of the prior year.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

  REVENUES

      Total revenues increased $16.7 million, or 81%, to $37.4 million in the three months ended September 30, 1997, from $20.7 million in the corresponding period of the prior year. The increase in revenues was primarily due to an increase in (a) loans sold and securitized for the three months ended September 30, 1997 compared to the comparable period one year ago, (b) the Company's servicing portfolio and corresponding servicing fees, (c) origination fees primarily due to Fidelity Mortgage's retail operation, and (d) interest income on loans held for sale.

      NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans increased $11.0 million, or 80%, to $24.7 million in the three months ended September 30, 1997, from $13.7 million in the corresponding period of the prior year. The increase was primarily attributable to an increase in loans sold through securitization resulting from an increase in total loan originations and purchases, but was partially offset by the Company's change in prepayment assumptions on adjustable rate mortgages. The Company completed a $340.0 million securitization, with a net gain on sale of 7.26% during the three months ended September 30, 1997, compared to a securitization and loan sales totaling $184.0 million, with a net gain on sale of 7.45%, during the three months ended September 30, 1996.

      INTEREST INCOME. Interest income increased $1.1 million, or 27%, to $5.2 million in the three months ended September 30, 1997, from $4.1 million in the corresponding period of the prior year. The increase in interest income was primarily due to an increase in excess servicing received from interest-only and residual certificates during the three months ended September 30, 1997. As of September 30, 1997, the Company's retained interest-only and residual certificates totaled $144.0 million compared to $60.5 million for the comparable period one year ago. The increase in interest income was partially offset by higher aggregate amortization of the retained interest-only and residual certificate assets in accordance with SFAS No. 115 in the three months ended September 30, 1997 compared to the corresponding period in the prior year. The higher aggregate amortization was due in part to the Company's decision to accelerate amortization of the retained interest-only and residual certificate assets by changing the prepayment assumptions the Company uses to value these certificates.

      SERVICING INCOME. Servicing income increased $0.5 million, or 36%, to $1.9 million in the three months ended September 30, 1997, from $1.4 million in the corresponding period of the prior year. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased contractual and ancillary service fees. During the three months ended September 30, 1997, the average balance of mortgage loans serviced by the Company increased 110% to $1.465 billion from $699.2 million during the corresponding period of the prior year.

Servicing fees increased at a slower rate than the average balance of mortgage loans serviced primarily because the Company reduced its contractual servicing fee rate from 0.65% to 0.50% per annum to conform with industry standards (commencing with its 1996-2 securitization), and due to amortization of the capitalized servicing asset in accordance with SFAS No. 125.

      OTHER INCOME. Other income increased $4.0 million, or 267%, to $5.5 million in the three months ended September 30, 1997 from $1.5 million in the corresponding period of the prior year. This increase was primarily due to the addition of Fidelity Mortgage's retail loan origination fees from July 1, 1997 through September 30, 1997 and, to a lesser extent, to an increase of $46.4 million, or 53%, in brokered loan originations to $134.0 million in the three months ended September 30, 1997, from $87.6 million in the same period of the prior year. The Company did not originate any retail loans during the corresponding period in the prior year.

  EXPENSES

      Total expenses increased $12.9 million, or 119%, to $23.7 million for the three months ended September 30, 1997, from $10.8 million in the corresponding period of the prior year. The increase in expenses was primarily the result of
(a) higher operating expenses associated with the growth in loan originations and purchases, (b) additional operating expenses associated with Fidelity Mortgage's retail operation, which the Company acquired in February 1997, (c) higher interest expenses associated with increased borrowings under the Company's warehouse credit facilities, and (d) accrued interest expense related to the $150 million aggregate principal amount of 9.5% Senior Notes due 2004.

      PAYROLL EXPENSE. Payroll expense increased $6.4 million, or 139%, to $11.0 million for the three months ended September 30, 1997, from $4.6 million for the corresponding period of the prior year. The increase was primarily due to increased staffing in the Company's originations area associated with increases in loan originations and purchases, and commissions paid to the Company's retail personnel on loans originated through Fidelity Mortgage. At September 30, 1997, the Company employed 850 full- and part-time persons, including 489 employees of Delta Funding Corporation and 361 employees of Fidelity Mortgage, compared to 309 full- and part-time persons as of September 30, 1996.

      INTEREST EXPENSE. Interest expense increased $3.1 million, or 119%, to $5.7 million in the three months ended September 30, 1997, from $2.6 million in the corresponding period of the prior year. The increase in interest expense was primarily due to accrued interest expense related to the $150 million aggregate principal amount of 9.5% Senior Notes due 2004, the net proceeds of which the Company used to paydown amounts outstanding under a warehouse credit facility and interest-only and residual financing facilities. This increase was partially offset by a lower average cost of funds on the Company's warehouse credit facilities during the three months ended September 30, 1997 compared to the corresponding period in the prior year.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.5 million, or 97%, to $7.1 million in the three months ended September 30, 1997 from $3.6 million in the corresponding period of the prior year. The increase in general and administrative expenses was primarily due to expenses incurred in connection with growth of loan originations and purchases, increased employee benefit expenses, the addition of Fidelity Mortgage and the opening of two Fidelity Mortgage branch offices.

INCOME TAXES. For the three months ended September 30, 1997, the Company recorded a tax provision of $5.8 million compared to a $0.1 million tax credit in the corresponding period of the prior year.

FINANCIAL CONDITION

SEPTEMBER 30, 1997 COMPARED TO DECEMBER 31, 1996

      Cash and interest-bearing deposits increased $2.9 million, or 16%, to $21.6 million at September 30, 1997 from $18.7 million at December 31, 1996. The increase was primarily due to additional monies held in securitization trust accounts related to the Company's ongoing securitization program as a result of an increased balance of loans in securitization.

      Accounts receivable increased $3.7 million, or 43%, to $12.3 million at September 30, 1997 from $8.6 million at December 31, 1996. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased reimbursable servicing advances made by the Company, acting as servicer on its securitizations.

      Loans held for sale increased $2.1 million, or 3%, to $85.8 million at September 30, 1997 from $83.7 million at December 31, 1996. This increase was a result of increases in loan originations and purchases in the third quarter of 1997 compared to the fourth quarter of 1996, and a corresponding increase in the amount of loans remaining in inventory subsequent to the Company's third quarter 1997 securitization.

      Accrued interest and late charges receivable increased $10.0 million, or 50%, to $30.1 million at September 30, 1997 from $20.1 million at December 31, 1996. This increase was primarily due to a higher average loan servicing portfolio which resulted in increased reimbursable interest advances made by the Company, acting as servicer on its securitizations. The Company's average servicing portfolio increased 70% to $1.465 billion during the third quarter of 1997 from $860 million during the fourth quarter of 1996.

      Capitalized mortgage servicing rights increased $8.0 million, or 70%, to $19.4 million at September 30, 1997 from $11.4 million at December 31, 1996. This increase was primarily attributable to the Company, as servicer, capitalizing the mortgage servicing rights on its three new securitizations during the nine months ended September 30, 1997, in accordance with SFAS No. 125.

      Interest-only and residual certificates increased $60.9 million, or 73%, to $144.0 million at September 30, 1997 from $83.1 million at December 31, 1996. This increase was primarily due to interest-only and residual certificates acquired in connection with the Company's 1997-1 $235 million securitization, 1997-2 $260 million securitization and 1997-3 $340 million securitization, completed during the first, second and third quarters of 1997, respectively. Interest-only and residual certificates are recorded at fair value in accordance with SFAS No. 125. The increase was partially offset by the Company's decision to accelerate amortization of the retained interest-only and residual certificate assets by changing the prepayment assumptions the Company uses to value these certificates.

      Prepaid and other assets increased $4.7 million, or 294%, to $6.3 million at September 30, 1997 from $1.6 million at December 31, 1996. The increase was primarily due to costs related to the Company's $150 million aggregate principal amount 9.5% Senior Note offering in the third quarter of 1997 which is being amortized over the seven year life of the Senior Notes.

      Warehouse financing and other borrowings decreased $80.2 million, or 84%, to $15.3 million at September 30, 1997 from $95.5 million at December 31, 1996. During the third quarter of 1997, the Company used the net proceeds from its $150 million aggregate principal amount Senior Notes Offering to paydown approximately $78.2 million of borrowings on a warehouse facility and $66.4 million of residual and interest-only financings.

      Senior Notes due 2004 totaled $149.3 million at September 30, 1997, net of unamortized bond discount. The Notes bear interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1, commencing on February 1, 1998. The Company did not have any Senior Notes due 2004 outstanding prior to July 23, 1997.

      Investor payable increased $9.7 million, or 43%, to $32.3 million at September 30, 1997 from $22.6 million at December 31, 1996. The increase was primarily due to an increase in the amount of principal collected by the Company acting as servicer, which must be remitted to the various trusts in the following distribution periods. Investor payable is comprised of all principal collected on mortgage loans, either due to principal amortization or principal repayment, and accrued certificate interest. Variability in this account is primarily due to the principal prepayments collected within a given collection period.

      Stockholders' equity increased $24.6 million, or 26%, to $118.1 million at September 30, 1997 from $93.5 million at December 31, 1996. This increase is due to net income for the nine month period of $22.1 million, as well as the issuance of 119,288 additional shares of common stock valued at $2.5 million in connection with the Company's acquisition of Fidelity Mortgage.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has operated, and expects to continue to operate, on a negative cash flow basis due to increases in the volume of loan purchases and originations and to the growth of its securitization program. Currently, the Company's primary operating cash requirements include the funding of (i) mortgage originations and purchases pending their pooling and sale, (ii) the points and expenses paid in connection with the acquisition of correspondent loans, (iii) interest expense on its Senior Notes due 2004 and warehouse and other financings, (iv) fees, expenses and tax payments incurred in connection with its securitization program, and (v) ongoing administrative and other operating expenses.

      The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans. As a result of increased loan originations and purchases and the increase in its securitization program, the Company, during the nine months ended September 30, 1997, used cash of approximately $55.3 million compared to the nine months ended September 30, 1996, in which the Company generated cash of $7.6 million.

      Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support its continued growth in loan originations and purchases, securitizations and general operating expenses. On July 23, 1997, the Company completed a $150 million aggregate principal amount 9.5% Senior Note offering, the proceeds of which will be used to fund growth in loan originations and purchases and its ongoing securitization program. The Company's primary sources of liquidity continue to be warehouse and other financing facilities, securitizations and whole loan sales and, subject to market conditions, sales of additional debt and equity securities.

      To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has three warehouse credit facilities for this purpose. One warehouse facility is a $325 million committed revolving line with a variable rate of interest and a maturity date of February 1998. This facility was converted from an uncommitted to a committed line during the three months ended March 31, 1997. The Company's second warehouse facility is a $200 million committed revolving line with a variable rate of interest and a maturity date of February 1998, which was obtained during the three months ended March 31, 1997 and replaced a $100 million uncommitted credit facility previously maintained by the Company with the warehouse lender. The Company's third warehouse facility is a syndicated $100 million committed revolving line with a variable rate of interest and a maturity date of June 1998. The outstanding balance on the $325 million facility, $200 million facility and $100 million facility as of September 30, 1997 was $13.1 million, $0 and $0, respectively.

      The Company has in the past obtained financing facilities for residual and interest-only certificates acquired as part of its securitizations. As of September 30, 1997, the Company did not have any indebtedness secured by residual and interest-only certificates. In addition, the Company is limited by the terms of the Senior Notes Indenture as to the amount of future indebtedness secured by residual and interest-only certificates.

      In addition, the Company had a $1.0 million line of credit with a financial institution to support its daily operating requirements. The Company elected to let this facility expire in September 1997.

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

      SFAS No. 125 requires mortgage banking entities that acquire or originate loans and subsequently sell or securitize those loans and retain the mortgage servicing rights to allocate the total cost of the loans to (i) the mortgage servicing rights and (ii) the mortgage loans without the mortgage servicing rights. The Company determines fair value based upon the present value of estimated net future servicing revenues less the estimated cost that would fairly compensate a substitute servicer to service the loans. The servicing asset is then recorded on the balance sheet and accounted for under SFAS No. 125 using the allocation of cost relative to fair value approach. The assumptions used to calculate fair value are the same assumptions used to determine the fair value of the interest-only certificates. The cost allocated to the servicing rights is amortized in proportion to and over the period of estimated net future cash flows related to servicing income. In connection with SFAS No. 125, the Company recognized income, recorded as part of gain on sale, of $4.2 million and $10.2 million in the three and nine months ended September 30, 1997, respectively.

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

SFAS 130

      SFAS No. 130, "Reporting on Comprehensive Income" was issued in June 1997 and is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not completed its analysis of this statement.

 SFAS 131

      SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement requires a public business enterprise to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company has not completed its analysis of this statement.

RISK FACTORS

      Except for historical information contained herein, certain matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

      o     A general economic slowdown.

      o The effects of interest rate fluctuations and the ability or inability of the Company to hedge against such fluctuations in interest rates; the effects of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, unforeseen inflationary pressures and monetary fluctuation.

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

      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Because the nature of the Company's business involves the collection of numerous accounts, the validity of liens and compliance with state and federal lending laws, the Company is subject to various claims and legal actions in the ordinary course of its business. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such claims and actions, the Company believes that the aggregate amount of such liabilities will not result in monetary damages which in the aggregate would have a material adverse effect on the financial condition or results of the Company.

ITEM 2.  CHANGES IN SECURITIES.

      The Indenture, dated July 23, 1997, governing the terms of the Company's $150 million aggregate principal amount of 9.5% Senior Notes due 2004 contains a restrictive covenant which precludes the Company from declaring or paying any dividend or otherwise making any payment or distribution on account of the Company's stockholders (other than dividends or distributions payable in Equity Interests, as defined in the Indenture).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

(a) Exhibits:             11.1  Statement re: Computation of Per Share Earnings.

                          27    Financial Data Schedule.

(b) Reports on Form 8-K:  On July 28,  1997,  the Company filed a Current Report on Form 8-K in which it reported the completion of the public issuance and offering of $150,000,000 aggregate principal amount of its 9.5% Senior Notes due 2004, and filed as exhibits various documents, including the Underwriting Agreement, dated July 18, 1997 among the Company and the various underwriters named therein and the Indenture dated as of July 23, 1997, among the Company, the Subsidiary Guarantors and the Trustee relating to the Senior Note offering.

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

Date:  November 14, 1997

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