Form 10-K
period 1997-12-31
DELTA FINANCIAL CORP
filed 1998-03-31
CIK 1021848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

COMMON STOCK, PAR VALUE $.01 PER SHARE         NEW YORK STOCK EXCHANGE
        (TITLE OF EACH CLASS)        (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $18.50, was approximately $90,172,830.

   As of March 24, 1998, the Registrant had 15,372,688 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Part III, items 10, 11, 12 and 13 are incorporated by reference to Delta Financial Corporation's definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

   Delta Financial Corporation, together with its subsidiaries ( the "Company" or "Delta"), is a consumer finance company that has engaged in originating, acquiring, selling and servicing non-conforming home equity loans since 1982. Throughout its 16 years of operating history, Delta has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios and typically have substantial equity in their homes. Management believes that these borrowers have largely been unsatisfied by the more traditional sources of mortgage credit which underwrite loans to conventional guidelines established by the Federal National Mortgage Associations ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company makes loans to these borrowers for such purposes as debt consolidation, home improvement, mortgage refinancing or education, and these loans are primarily secured by first mortgages on one- to four-family residential properties.

   Through its wholly-owned subsidiary, Delta Funding Corporation, the Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of the borrower ("Brokered Loans") and also purchases loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). Delta Funding Corporation currently originates and purchases the majority of its loans in 22 states, through its network of approximately 1,150 brokers and correspondents.

   In February 1997, in an effort to broaden its origination sources and to expand its geographic presence, the Company acquired two related retail originators of home equity loans, Fidelity Mortgage Inc., based in Cincinnati, Ohio, and Fidelity Mortgage (Florida), Inc., based in West Palm Beach, Florida, and subsequently merged the two companies into Fidelity Mortgage Inc. ("Fidelity Mortgage"). Fidelity Mortgage develops retail loan leads primarily through its telemarketing system and its network of 15 retail offices located in Florida
(3), Georgia, Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2) and Tennessee.

   For the year ended December 31, 1997, the Company originated and purchased approximately $1.25 billion of loans, of which approximately $482 million were originated through its network of brokers, $633 million were purchased from its network of correspondents and $140 million were originated through its Fidelity Mortgage retail network.

   Substantially all of the loans originated and purchased by the Company were sold in securitizations in which the loans were transferred to a trust which had raised the cash payment to purchase the loans through the sale of asset-backed pass-through securities. For the year ended December 31, 1997, Delta sold a total of $1.24 billion of loans through four real estate mortgage investment conduit ("REMIC") securitizations. Each of these four securitizations were credit-enhanced, by either an insurance policy provided through a monoline insurance company or a senior-subordinated structure, to receive ratings of Aaa from Moody's Investors Service, Inc. ("Moody's") and AAA from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("S&P"). The Company sells loans through securitizations to enhance its operating leverage and liquidity, to minimize financing costs and to reduce its exposure to fluctuations in interest rates.

   The majority of the Company's revenues and cash flows result from its securitizations and servicing of home-equity loans that it has originated or purchased. In a securitization, the Company sells the loans to a trust for a cash payment while retaining (i) the right to service the loans, and receive its contractual servicing fee and (ii) interest-only and residual certificates in the trust, which entitle the Company to receive the "Excess Servicing" income, consisting of any cash flows collected by the trust from principal, and interest payments on its loans after the trust has first paid (a) all principal and interest required to be passed through to holders of the trust's securities, (b) all contractual servicing fees, and (c) other recurring fees and costs of administering the trust. Upon securitizating a pool of loans, the Company recognizes a gain on sale of loans ("net gain on sale of mortgage loans") equal to the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record the servicing rights and interest-only and residual certificates received in the securitization. The majority of the net gain on the sale of mortgage loans results from, and is initially realized in the form of, the retention of the mortgage servicing rights and interest-only and residual certificates. The servicing rights and interest-only and residual certificates are each recorded based on their fair values, estimated based on a discount rate which management believes reflects the rate market participants would utilize in purchasing similar servicing rights and interest-only and residual certificates, and the stated terms of the transferred loans adjusted for estimates of future prepayments rates and defaults among those loans. If actual prepayments and/or defaults exceed the Company's estimates, the future cash flows from the servicing rights and interest-only and residual certificates would be negatively affected. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations.")

   Although the Company recognizes income from the securitization of loans at the time of the securitization, the Company receives cash flows from the securitization, in particular the retained servicing rights and interest-only and residual certificates, over the life of the transferred loans.

   The Company services substantially all of the loans it has originated or purchased, including all of the loans sold through securitizations. As of December 31, 1997, the Company has a loan servicing portfolio of $1.84 billion.

   The Company begins to receive cash flows from monthly contractual servicing fees in the month following the securitization. The Company's servicing fees range from 0.50% to 0.65% per annum of the outstanding balance of the loans being serviced.

   Cash flows from the interest-only and residual certificates retained upon securitization generally begin eight to twelve months after the securitization, with the specific period depending on the structure and performance of the securitization. Initially, securitization trusts utilize the Excess Servicing cash flows to make additional payments of principal on the pass-through certificates in order to establish a spread between the principal amount of the trust's outstanding loans and the amount of outstanding pass-through certificates. Once a spread of between 2% and 3% of the initial securitization principal (the "overcollateralization limit") is established, the Excess Servicing cash flows are distributed to Delta as the holder of the interest-only and residual certificates.

   In addition to the income and cash flows earned from the Company's securitizations, the Company also earns income and generates cash flows from the net interest spread earned on loans while they are held for sale, and from loan origination fees on Brokered Loans and retail loans.

   The Company's business strategy is to increase profitably the volume of its loan originations and purchases and the size of its servicing portfolio by (i) continuing to provide top quality service to its network of brokers and correspondents,  as  well  as  to  its  retail  clients,  (ii)  maintaining  its underwriting standards, (iii) further penetrating its established and recently-entered markets and expanding into new geographic markets, (iv) expanding its retail origination capabilities; (v) leveraging and continuing its investment in information and processing technologies, and (vi) strengthening its loan production capabilities through acquisitions.

   Delta Financial Corporation was incorporated in 1996 to acquire all of the outstanding stock of Delta Funding Corporation, which has operated since 1982.


HOME EQUITY LENDING OPERATIONS

OVERVIEW

   Delta's consumer finance activities consist of originating, acquiring, selling and servicing non-conforming mortgage loans. These loans are primarily secured by first mortgages on one- to four-family residences. Once loan applications have been received, the underwriting process completed and the loans funded or purchased, Delta typically packages the loans in a portfolio and sells the portfolio through a securitization. Delta retains the right to service the loans that it securitizes.

   The Company focuses on providing its customers with an array of loan products designed to meet their needs. The Company uses a risk-based pricing strategy and has developed products for various risk categories. Historically, the Company offered fixed-rate loan products and, to date, the majority of the Company's loan production is fixed-rate. However, as the Company has expanded geographically, it has expanded its product offerings to include adjustable-rate mortgages and fixed/adjustable-rate mortgages.

   Historically, the Company conducted substantially all of its broker and correspondent lending operations out of its Woodbury, New York headquarters. Recently, however, the Company has begun opening regional branch offices, which include loan processing, underwriting and business development functions, to bring it in closer contact with brokers and correspondents, enhance customer service and underscore Delta's long-term commitment in newer regions. Typically, these offices are staffed with a combination of experienced Delta personnel who oversee the implementation of Delta's operating methods and local employees with established relationships in, and specific knowledge of, the local market. Currently, the Company's Southeast regional office (Atlanta, Georgia), which is staffed by two members of Delta's senior management, including a Vice President of Underwriting, is the only "full service" regional branch with full underwriting authority. Delta's Midwest (Chicago, Illinois) and New England (Warwick, Rhode Island) regional offices are "full processing" regional branches, for which final underwriting approval is required from the Woodbury, New York headquarters for all mortgage loans. As these branches mature and demonstrate their ability to meet Delta's operating standards, the Company intends to further strengthen their operations by delegating full underwriting authority, thereby increasing the Company's long-term growth potential. The Fidelity Mortgage offices have full underwriting authority.

LOAN ORIGINATION AND PURCHASES

   The Company increased its loan originations and purchases by 90% to $1.25 billion in 1997 from $659 million in 1996, which was an increase of 129% over 1995 production of $288 million.

   Delta currently originates and purchases the majority of its loans in 22 states through its network of approximately 1,150 brokers and correspondents, and its network of 15 retail branches.

   The following table shows the channels of the Company's loan originations and purchases for the years shown:

                                                    YEAR ENDED DECEMBER 31,
                                                 1997         1996        1995
                                                 ----         ----        ----
                                                    (DOLLARS IN THOUSANDS)
Broker:
    Principal balance......................  $ 481,586    $ 321,733    $ 175,738
    Average principal balance per loan.....  $      87    $      85    $      76
    Combined weighted average initial loan-
      to-value ratio(1)....................      69.9%        67.7%        62.3%
    Weighted average interest rate.........      10.8%        11.1%        11.4%
Correspondent:
    Principal balance......................  $ 632,639    $ 337,033    $ 112,065
    Average principal balance per loan.....  $      77    $      73    $      70
    Combined weighted average initial loan-
      to-value ratio(1)....................      72.8%        69.8%        64.5%
    Weighted average interest rate.........      11.3%        11.7%        12.4%
Retail:
    Principal balance......................  $ 140,386    $     n/a    $     n/a
    Average principal balance per loan.....  $      69    $     n/a    $     n/a
    Combined weighted average initial loan-
      to-value ratio(1)....................      80.1%          n/a          n/a
    Weighted average interest rate.........      10.1%          n/a          n/a
Total loan purchases and originations:
    Principal balance...................... $1,254,611    $ 658,766    $ 287,803
    Average principal balance per loan.....  $      80    $      78    $      74
    Combined weighted average initial loan-
      to-value ratio(1)....................      72.5%        68.8%        63.2%
    Weighted average interest rate.........      11.0%        11.4%        11.8%
Percentage of loans secured by:
    First mortgage.........................      94.0%        93.8%        89.6%
---------------
 (1) The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

     The following table shows the channels of loan originations and purchases on a quarterly basis for 1997:

                                                                               THREE MONTHS ENDED
                                                             ---------------------------------------------------------
                                                             DECEMBER 31,  SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                                                 1997          1997            1997           1997
                                                             ------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)

Broker:
Number of Brokered Loans ...............................          1,562          1,506          1,247          1,205
Principal balance ......................................       $138,339       $133,965       $103,276       $106,006
Average principal balance per loan .....................       $     89       $     89       $     83       $     88
Combined weighted average initial loan-
to-value ratio(1) ......................................          70.7%          70.5%          68.6%          69.4%
Weighted average interest rate .........................          10.4%          10.7%          11.2%          11.1%

Correspondent:
Number of Correspondent Loans ..........................          2,594          2,190          1,817          1,615
Principal balance ......................................       $200,883       $170,840       $138,237       $122,679
Average principal balance per loan .....................       $     77       $     78       $     76       $     76
Combined weighted average initial loan-
to-value ratio(1) ......................................          73.5%          73.3%          72.0%          71.9%
Weighted average interest rate .........................          11.0%          11.2%          11.6%          11.6%

Retail:
Number of retail loans .................................            825            738            367            111
Principal balance ......................................       $ 57,239       $ 51,187       $ 23,903       $  8,057
Average principal balance per loan .....................       $     69       $     69       $     65       $     73
Combined weighted average initial loan-
to-value ratio(1) ......................................          79.8%          80.7%          79.9%          79.7%
Weighted average interest rate .........................          10.0%          10.1%          10.1%           9.9%

Total loan purchases and originations:
Total number of loans ..................................          4,981          4,434          3,431          2,931
Principal balance ......................................       $396,461       $355,992       $265,416       $236,742
Average principal balance per loan .....................       $     80       $     80       $     77       $     81
Combined weighted average initial loan-
to-value ratio(1) ......................................          73.5%          73.3%          71.4%          71.0%
Weighted average interest rate .........................          10.7%          10.9%          11.3%          11.3%
---------------

(1)The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

   The following table shows lien position, weighted average interest rates and loan-to-value ratios for the years shown:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                       1997      1996     1995
                                                       ----      ----     ----
First mortgage:
    Percentage of total purchases and originations     94.0%     93.8%    89.6%
    Weighted average interest rate........             11.0%     11.4%    11.8%
    Weighted average initial loan-to-value ratio(1)    72.6%     68.9%    63.2%

Second mortgage:
    Percentage of total purchases and originations      6.0%      6.2%    10.4%
    Weighted average interest rate........             11.3%     11.5%    11.9%
    Weighted average initial loan-to-value ratio(1)    71.1%     66.6%    62.9%
---------------
(1)The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

   The following table shows the geographic distribution of loan purchases and originations for the periods indicated:


                                                                         YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                        1997                      1996                      1995
                                               ------------------------  ------------------------  ------------------------
REGION                                         PERCENTAGE  DOLLAR VALUE  PERCENTAGE  DOLLAR VALUE  PERCENTAGE  DOLLAR VALUE
------                                         ----------  ------------  ----------  ------------  ----------  ------------
                                                                          (DOLLARS IN MILLIONS)

NY, NJ and PA .........................            52.9%     $  664.3       66.3%      $  436.9       86.2%      $  248.0
Midwest ...............................            23.8         298.2       17.0          112.0        5.4           15.7
Southeast .............................             9.7         121.4        4.2           27.6        0.8            2.2
New England ...........................             7.1          89.3        5.9           38.6        2.2            6.2
Mid-Atlantic* .........................             6.5          81.3        6.6           43.7        5.4           15.7
------------
*  Excluding New York (NY), New Jersey (NJ) and Pennsylvania (PA).

   BROKER AND CORRESPONDENT MARKETING. Throughout its history Delta has been successful in establishing and maintaining relationships with brokers and correspondents offering non-conforming mortgage products to their clientele, and management believes that this success is primarily attributable to the quality of service the Company provides to its network of brokers and correspondents.

   Delta typically initiates contact with a broker or correspondent through Delta's Business Development Department, comprised of 27 business development representatives supervised by a senior officer with over ten years of sales and marketing experience in the industry. The Company usually hires business development representatives who have contacts with brokers and correspondents that originate nonconforming mortgage loans within their geographic territory. The business development representatives are responsible for developing and maintaining the Company's broker and correspondent networks within their geographic territory by frequently visiting the broker or correspondent, communicating the Company's underwriting guidelines, disseminating new product information and pricing changes, and by demonstrating a continuing commitment to understanding the needs of the customer. The business development representatives attend industry trade shows and inform Delta about the products and pricing being offered by competitors and new market entrants. This information assists Delta in refining its programs and product offerings in order to remain competitive. Business development representatives are compensated with a base salary and commissions based on the volume of loans originated or purchased as a result of their efforts.

   APPROVAL PROCESS. Before a broker or correspondent becomes part of Delta's network, it must go through an approval process. Once approved, brokers and correspondents may immediately begin submitting applications and/or loans to Delta.

   To be approved, a broker must demonstrate that it is properly licensed and registered in the state in which it seeks to transact business, submit to a credit check, and sign a standard broker agreement with Delta. A correspondent is eligible to submit loans to Delta for purchase only after an extensive investigation of the prospective correspondent's lending operations including an on-site visit, a review of the correspondent's financial statements for the prior two years, a credit report on the correspondent, a review of sample loan documentation and business references provided by the correspondent. Once approved, Delta requires that each correspondent sign an Agreement of Purchase and Sale in which the correspondent makes representations and warranties governing both the mechanics of doing business with Delta and the quality of the loan submissions themselves. Delta also performs an annual review of each approved correspondent in order to ensure continued compliance with legal requirements and that lending operations and financial information continue to meet Delta's standards. In addition, Delta regularly reviews the performance of loans originated or purchased through its brokers or correspondents.

   BROKERS. For the year ended December 31, 1997, the Company's broker network accounted for $481.6 million, or 38%, of Delta's loan purchases and originations compared to $321.7 million, or 49%, of Delta's loan purchases and originations for the year ended December 31, 1996 and $175.7 million, or 61%, of Delta's loan purchases and originations for the year ended December 31, 1995. No single broker contributed more than 5.8%, 11.4% or 6.2% of Delta's total purchases or originations in the years ended December 31, 1997, 1996 and 1995, respectively.

   Once approved, a broker may submit loan applications for prospective borrowers to Delta. To process broker submissions, Delta's broker originations area is organized into teams, each consisting of loan officers and processors, which are generally assigned to specific brokers. Because Delta operates in a highly competitive environment where brokers may submit the same loan application to several prospective lenders simultaneously, Delta strives to provide brokers with a rapid and informed response. Loan officers analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within one business day. If the application is approved by the Company's underwriters, a "conditional approval" will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The loan officer and processor team will then work directly with the submitting broker to collect the requested information and meet all underwriting conditions. In most cases, the Company funds loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, Delta will make all reasonable attempts to ensure that there is no missing information concerning the borrower or the application that might change the decision on the loan.

   The Company compensates its loan officers, who on a loan-by-loan basis are the primary relationship contacts with the brokers, predominantly on a commission basis. All of the Company's loan officers must complete an extensive 9 to 12 month training program to attain the level of knowledge and experience integral to the Company's commitment to providing the highest quality service for brokers. Management believes that by maintaining an efficient, trained and experienced staff, it has addressed three central factors which determine where a broker sends its business: (i) the speed with which a lender closes loans,
(ii) the lender's knowledge concerning the broker and his business and (iii) the support a lender provides.

   CORRESPONDENTS. For the year ended December 31, 1997, Delta's correspondent network accounted for $632.6 million, or 51%, of Delta's loans purchases and originations compared to $337.0 million, or 51%, of Delta's loan purchases and originations for the year ended December 31, 1996 and $112.1 million, or 39%, of Delta's loan purchases and originations for the year ended December 31, 1995. No single correspondent contributed more than 6.5%, 6.3% or 6.3% of Delta's total loan purchases and originations in 1997, 1996 or 1995, respectively.

   An approved correspondent is a licensed mortgage banker or savings and loan who sells loans to Delta which the correspondent has originated, processed, closed and funded in its own name in conformity with Delta's underwriting standards. The loans are sold to Delta either on an individual flow basis or in block sales. When selling on a flow basis, a correspondent will typically seek a pre-approval from Delta prior to closing the loan, and Delta will approve the loan based on a partial or full credit package, stipulating for any items needed to complete the package in adherence to Delta's underwriting guidelines. On a block sale, a correspondent will offer a group of loans, generally that have not been pre-approved, to Delta for sale, and Delta will purchase those loans in the block that meet Delta's underwriting criteria.

   RETAIL LOANS. The Company began retail origination of loans in 1997 with its acquisition of Fidelity Mortgage, and for the year ended December 31, 1997, this channel accounted for $140.4 million, or 11%, of Delta's loan purchases and originations. Fidelity Mortgage is able, through its marketing efforts, to identify, locate and focus on individuals who, based on its historic customer profiles, are likely customers for the Company's products. Fidelity Mortgage's telemarketing representatives identify interested customers and refer these to loan officers at the retail branch offices who then proceed to determine the applicant's qualifications for the Company's loan products, negotiate loan terms with the borrower and process the loan through completion.

LOAN UNDERWRITING

   All of Delta's brokers, correspondents and retail offices are provided with the Company's underwriting guidelines. Loan applications received from brokers and correspondents or retail customers are classified according to certain characteristics, including but not limited to: condition and location of the collateral, credit history of the applicant, ability to pay, loan-to-value ratio and general stability of the applicant in terms of employment history and time in residence. Delta has established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings "A" through "D", with subratings within those categories. Terms of loans made by Delta, as well as maximum loan-to-value ratios and debt-to-income ratios, vary depending on the applicant's classification. Loan applicants with less favorable credit ratings are generally offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. The general criteria used by Delta's underwriting staff in classifying loan applicants are set forth in the following table:



                                                           DELTA'S UNDERWRITING CRITERIA

                                   "A" RISK                 "B" RISK                "C" RISK                "D" RISK
                               EXCELLENT CREDIT
                                    HISTORY            GOOD OVERALL CREDIT     GOOD TO FAIR CREDIT     FAIR TO POOR CREDIT
                               ----------------        -------------------     -------------------     -------------------
Existing mortgage
  history...................   Current at              Current at              Up to 30 days           90 days delinquent
                               application time        application time        delinquent at           or more
                               and a maximum of        and a maximum of        application time
                               two 30-day late         four 30-day late        and a maximum of
                               payments in the         payments in the         four 30-day late
                               last 12 months          last 12 months          payments, two
                                                                               60-day late
                                                                               payments and
                                                                               one 90-day late
                                                                               payment in the
                                                                               last 12 months

Other credit................   Minor 30 day            Some slow pays          Slow pays, some         Not a factor.
                               late items allowed      allowed but             open delinquencies      Derogatory
                               with a letter of        majority of credit      allowed.  Isolated      credit must
                               explanation; no         and installment         charge-offs, collec-    be paid with
                               open collection         debt paid as agreed.    tion accounts or        proceeds.  Must
                               accounts, charge-       Small isolated          judgments case-         demonstrate
                               offs, judgments         charge-offs, collec-    by-case                 ability to pay
                                                       tion accounts or
                                                       judgments case-by-
                                                       case

Bankruptcy filings..........   Discharged more         Discharged more         Discharged more         May be open at
                               than three years        than two years          than one year           closing, but must
                               prior to closing        prior to closing        prior to closing        be paid off with
                               and excellent           and excellent           and good                proceeds
                               reestablished           reestablished           reestablished
                               credit                  credit                  credit

Debt service to
  Income ratio..............   Generally 45%           Generally 50%           Generally 55%           Generally 55%
                               or less                 or less                 or less                 or less

Maximum loan-to-value
  ratio:
  Owner-occupied............   Generally 80%           Generally 80%           Generally 75%           Generally 65%
                               (up to 90%*) for        (up to 85%*) for        (up to 80%*) for        (up to 70%*) for
                               a one- to four-         a one- to four-         a one- to four-         a one- to four-
                               family residence        family residence        family residence        family residence
  Non-owner
    occupied................   Generally 70%           Generally 70%           Generally 65%           Generally 55%
                               (up to 80%*) for        (up to 80%*) for        (up to 75%*) for        (up to 60%*) for
                               a one- to four-         a one- to four          a one- to four-         a one- to four-
                               family residence        family residence        family residence        family residence

Employment..................   Minimum 2 years         Minimum 2 years         No minimum              No minimum
                               employment in the       employment in the       required                required
                               same field              same field
------------
* On an exception basis

   Delta uses the foregoing categories and characteristics as guidelines only. On a case-by-case basis, the Company may determine that the prospective borrower warrants an exception, if sufficient compensating factors exist. Examples of such compensating factors are a low loan-to-value ratio, a low debt ratio, long-term stability of employment and/or residence, excellent payment history on past mortgages, or a significant reduction in monthly housing expenses.

   The following table sets forth certain information with respect to Delta's originations and purchases of first and second mortgage loans by borrower classification, along with weighted average coupons, for the periods shown.

                                     PERCENT
YEAR    CREDIT           TOTAL       OF TOTAL     WAC(1)      WLTV(2)
----    ------           -----       --------     ------      -------

1997       A         $  617,724        49.2%       10.4%       76.2%
           B            349,166        27.8        11.0        72.0
           C            222,854        17.8        11.8        67.7
           D             64,867         5.2        13.2        56.7
                     ----------       -----        ----        ----
      Totals         $1,254,611       100.0%       11.0%       72.5%
                     ==========       =====        ====        ====
1996       A         $  219,550        33.4%       10.6%       72.1%
           B            234,589        35.6        11.2        70.2
           C            156,296        23.7        12.2        65.7
           D             48,331         7.3        13.8        56.9
                     ----------       -----        ----        ----
      Totals           $658,766       100.0%       11.4%       68.8%
                     ==========       =====        ====        ====
1995       A         $   89,830        31.3%       10.7%       66.8%
           B            124,954        43.4        11.6        64.5
           C             37,190        12.9        12.8        59.6
           D             35,831        12.4        14.5        53.2
                     ----------       -----        ----        ----
      Totals           $287,805       100.0%       11.8%       63.2%
                     ==========       =====        ====        ====
---------------
(1)   Weighted Average Coupon ("WAC").
(2)   Weighted Average Initial Loan-to-Value Ratio ("WLTV").

   Delta employs experienced nonconforming mortgage loan credit underwriters to scrutinize the applicant's credit profile and to evaluate whether an impaired credit history is a result of adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record. Assessment of an applicant's ability and willingness to pay is one of the principal elements that distinguishes Delta's lending practices from methods employed by traditional lenders, such as savings and loans and commercial banks. All lenders utilize debt ratios and loan-to-value ratios in the approval process, however, in contrast to Delta, many lenders simply use software packages to score an applicant for loan approval and fund the loan after auditing the data provided by the borrower.

   Delta has a staff of 70 underwriters, and its senior underwriters have an average of more than nine years of non-conforming underwriting experience. Delta does not delegate underwriting authority to any broker or correspondent. Delta's Underwriting Department functions independently of its Business Development and Mortgage Origination Departments and does not report to any individual directly involved in the origination process. No underwriter at Delta is compensated on an incentive or commission basis.

   Delta has instituted underwriting checks and balances designed to ensure that every loan is reviewed and approved by a minimum of two underwriters, with certain higher loan amounts requiring a third approval. Management believes that by requiring each file be seen by a minimum of two underwriters, a high degree of accuracy and quality control is ensured throughout the underwriting process.

   Delta's underwriting of every loan submitted consists not only of a thorough credit review, but also (i) a separate appraisal review conducted by Delta's Appraisal Review Department and (ii) a full compliance review to ensure that all documents have been properly prepared, all applicable disclosures have been given in a timely fashion, proper compliance with all federal and state regulations, the existence of title insurance insuring Delta's interest as mortgagee and evidence of adequate homeowner's insurance naming Delta as an additional insured party. Appraisals are performed by third party, fee-based appraisers or by the Company's staff appraisers and generally conform to current FNMA/FHLMC secondary market requirements for residential property appraisals. Each such appraisal includes, among other things, an inspection of the exterior of the subject property and, where available, data from sales within the preceding 12 months of similar properties within the same general location as the subject property.

   Delta performs a thorough appraisal review on each loan prior to closing or prior to purchasing. While Delta recognizes that the general practice by conventional mortgage lenders is to perform only drive-by appraisals after closings, management believes this practice does not provide sufficient protection. In addition to reviewing each appraisal for accuracy, the Company accesses other sources to validate sales used in the appraisal to determine market value. These sources include: interfacing with Multiple Listing Services, Comps, Inc. and other similar databases to access current sales and listing information; and other sources for verification, including broker price opinions and market analyses by local real estate agents.

   Post closing, in addition to its normal due diligence, the Company selects one out of every ten appraisals and performs its own drive-by appraisal. This additional step helps to give the Company an added degree of comfort with respect to appraisers with which the Company has had limited experience. Delta actively tracks all appraisers from which it accepts appraisals for quality control purposes and does not accept work from appraisers who have not conformed to its review standards.

   The Company performs a post-funding quality control review to monitor and evaluate the Company's loan origination policies and procedures. At least 10% of all loan originations and purchases are subjected to a full quality control re-underwriting and review, the results of which are reported to senior management. Discrepancies noted by this review are analyzed and corrective actions are instituted. However, to date, this important quality control process has not revealed material deficiencies in the Company's loan underwriting procedures. A typical quality control review currently includes: (a) obtaining a new drive-by appraisal for each property; (b) obtaining a new credit report from a different credit report agency; (c) reviewing loan applications for completeness, signatures, and for consistency with other processing documents;
(d) obtaining new written verifications of income and employment; (e) obtaining new written verification of mortgage to re-verify any outstanding mortgages; and
(f) analyzing the underwriting and program selection decisions. The quality control process is updated from time to time as the Company's policies and procedures change.

LOAN SALES

   Delta sells substantially all the loans it originates or purchases through one of two methods: (i) securitizations, which involve the private placement or public offering of pass-through mortgage-backed securities, and (ii) whole loan sales, which include the sale of blocks of individual loans to institutional or individual investors. Since 1991, the Company has sold more than $2.4 billion of the loans it originated or purchased through securitization and $54 million through whole loan sales.

   SECURITIZATIONS. During 1997, Delta completed 4 securitizations totaling $1.24 billion. The following table sets forth certain information with respect to Delta's securitizations (all of which have been rated AAA/Aaa by S&P and Moody's, respectively) by offering size, which includes prefunded amounts, weighted average pass-through rate and type of credit enhancement.

                                                    INITIAL
                               OFFERING SIZE   WEIGHTED AVERAGE      CREDIT
SECURITIZATION      COMPLETED    (MILLIONS)    PASS-THROUGH RATE  ENHANCEMENT
--------------      ---------  -------------   -----------------  -----------
1997-1............  03/27/97       $235.0             6.72%       Insurance Wrap
1997-2............  06/26/97       $260.0             6.72%       Senior/Sub
1997-3............  09/23/97       $340.0             6.71%       Senior/Sub
1997-4............  12/08/97       $400.0             6.62%       Senior/Sub

   When Delta securitizes loans, it sells a portfolio of loans to a trust (the "Home Equity Loan Trust") and issues classes of certificates representing an undivided ownership interest in the Home Equity Loan Trust. As servicer for each securitization, the Company collects and remits principal and interest payments to the appropriate Home Equity Loan Trust which, in turn, passes through payments to certificateholders. For each of the 1997 securitizations, Delta retained 100% of the interests in the residual classes of certificates while selling an interest-only certificate in each of the last three securitizations for cash. Management contemplates continuing to retain residual certificates in the future as long as, in management's opinion, this practice maximizes earnings while remaining within the Company's liquidity requirements.

   Each Home Equity Loan Trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordination securitization structure, which insures the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate. In "senior-subordination" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to such credit enhancement, the Excess Servicing is initially applied as an additional payment of principal of the investor certificates, thereby accelerating amortization of the investor certificates relative to the amortization of the loans and creating overcollateralization. Once the overcollateralization limit is reached, the use of Excess Servicing to create overcollateralization stops unless it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is intended to create a source of cash (the "extra" payments on the loans) to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

   WHOLE LOAN SALES WITHOUT RECOURSE. The Company has in the past determined from time to time that some of its "A" loans and higher loan-to-value ratio loans receive better execution by being sold on a whole loan, non-recourse basis to third party institutions. In 1997, the Company did not sell any loans on a whole loan basis as management deemed it to be more profitable to securitize all of its loans. For the years ended December 31, 1996 and 1995, Delta sold $15.3 million and $17.6 million of loans, respectively, on a whole loan, non-recourse basis, which represents 2.3% and 6.1%, respectively, of its originations and purchases.

LOAN SERVICING AND COLLECTIONS

   Delta has been servicing loans since its inception in 1982, and Delta has serviced or is servicing substantially all of the loans that it has originated or purchased. Servicing involves, among other things, collecting payments when due, remitting payments of principal and interest and furnishing reports to the current owners of the loans and enforcing such owners' rights with respect to the loans, including, recovering delinquent payments, instituting foreclosure and liquidating the underlying collateral. The Company receives a servicing fee for servicing residential mortgage loans of 0.50% per annum (0.65% per annum on all securitizations completed before and including the 1996-1 securitization) on the declining principal balance of all loans sold through securitization and on the declining principal balance of the loans sold to investors on a recourse basis, which servicing fees are collected out of the monthly mortgage payments. Management believes that servicing the Company's own portfolio enhances certain operating efficiencies and provides an additional and profitable revenue stream that is less cyclical than the business of originating and purchasing loans. As of December 31, 1997, Delta had a loan servicing portfolio of $1.84 billion.

   Delta  services  all loans out of its  headquarters  in  Woodbury,  New York, utilizing a leading in-house loan servicing system ("LSAMS") which it implemented in 1995. LSAMS has provided Delta with considerably more flexibility to adapt the system to Delta's specific needs as a nonconforming home equity lender. As such, Delta has achieved significant cost efficiencies by automating a substantial number of previously manual servicing procedures and functions since its conversion to LSAMS on July 1, 1995. Management believes that even greater cost efficiencies can be realized through further automation provided by LSAMS.

   At the same time that it upgraded its primary servicing system, Delta purchased a default management sub-servicing system with separate "modules" for foreclosure, bankruptcy, and REO to provide it with the ability to more efficiently monitor and service loans in default. These sub-servicing modules provide detailed tracking of all key events in foreclosure and bankruptcy on a loan-by-loan and portfolio-wide basis; the ability to track and account for all pre- and post-petition payments received in bankruptcy from the borrower and/or trustee; and the ability to monitor, market and account for all aspects necessary to liquidate an REO property after foreclosure. Additionally, Delta's Management Information Systems Department has created a market value analysis program to run with LSAMS, which provides Delta with the ability to monitor its equity position on a loan-by-loan and/or portfolio-wide basis. These features have led to cost savings through greater automation and system upgrades and have helped mitigate loan losses as the Servicing Department has been able to identify problem loans earlier, thus allowing for earlier corrective action.

   Delta's collections policy is designed to identify payment problems sufficiently early to permit Delta to quickly address delinquency problems and, when necessary, to act to preserve equity in a pre-foreclosure property. Delta believes that these policies, combined with the experience level of independent appraisers engaged by Delta, help to reduce the incidence of charge-offs of a first or second mortgage loan.

   Centralized controls and standards have been established by Delta for the servicing and collection of mortgage loans in its portfolio. Delta revises such policies and procedures from time to time in connection with changing economic and market conditions and changing legal and regulatory requirements.

   Borrowers are billed on a monthly basis in advance of the due date. Collection procedures commence upon identification of a past due account by Delta's automated servicing system. If timely payment is not received, LSAMS automatically places the loan in the assigned collector's "auto queue" and collection procedures are generally initiated on the day immediately following the payment due date for chronic late payers, or the day immediately following the end of the grace period for those borrowers who usually pay within the grace period, or shortly thereafter. LSAMS automatically queues up each loan in the assigned collector's "auto-queue" at one of these two dates based upon a particular borrower's payment history over the prior 12 months. The account remains in the queue unless and until a payment is received, at which point LSAMS automatically removes the loan from that collector's auto queue until the next month's payment is due and/or becomes delinquent.

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

   For those loans in which collection and initial loss mitigation efforts have been exhausted without success, the loss mitigation team recommends the loans be sent to foreclosure at one of the Foreclosure Committee Meetings held each month. At each such committee meeting, the loss mitigation administrator and team leader meet with the Servicing Manager, the Default Management Manager and a member of the Executive Department, to determine whether foreclosure proceedings are appropriate, based upon their analysis of all relevant factors, including a market value analysis, reason for default and efforts by the borrower to cure the default.

   Regulations and practices regarding the liquidation of properties (e.g., foreclosure) and the rights of a borrower in default vary greatly from state to state. As such, all foreclosures are assigned to outside counsel, located in the same state as the secured property. Bankruptcies filed by borrowers are similarly assigned to appropriate local counsel. All aspects of foreclosures and bankruptcies are closely monitored by Delta through its sub-servicing loan system described above and through monthly status reports from attorneys.

   Prior to foreclosure sale, Delta performs an in-depth market value analysis on all defaulted loans. This analysis includes: (i) a current valuation of the property obtained through at least two drive-by appraisals or broker price opinions conducted by an independent appraiser and/or broker from Delta's network of real estate brokers, complete with a description of the property, recent list prices of comparable properties, recent closed comparables, estimated marketing time, estimated required or suggested repairs and an estimate of the sales price; (ii) an evaluation of the amount owed, if any, for real estate taxes; (iii) an evaluation of the amount owed, if any, to a senior mortgagee; and (iv) estimated carrying costs, broker's fee, repair costs and other related costs associated with REO properties. Delta bases the amount it will bid at foreclosure sales on this analysis.

   If Delta acquires title to a property at a foreclosure sale or otherwise, the REO Department immediately begins working the file by obtaining an estimate of the sale price of the property by sending at least two local real estate brokers to inspect the premises, and then hiring one to begin marketing the property. If the property is not vacant when acquired, local eviction attorneys are hired to commence eviction proceedings and/or negotiations are held with occupants in an attempt to get them to vacate without incurring the additional time and cost of eviction. Repairs are performed if it is determined that they will increase the net liquidation proceeds, taking into consideration the cost of repairs, the carrying costs during the repair period and the marketability of the property both before and after the repairs.

   Delta's loan servicing software also tracks and maintains homeowners' insurance information and tax and insurance escrow information. Expiration reports are generated bi-weekly listing all policies scheduled to expire within the next 15 days. When policies lapse, a letter is issued advising the borrower of such lapse and notifying the borrower that Delta will obtain force-placed insurance at the borrower's expense. Delta also has an insurance policy in place that provides coverage automatically for Delta in the event that Delta fails to obtain force-placed insurance.

   The following table sets forth information relating to the delinquency and loss experience of the mortgage loans serviced by Delta (primarily for the securitization trusts) for the periods indicated. Delta is not the holder of the securitization loans, but generally holds residual or interest-only certificates of the trusts, as well as the servicing rights, each of which may be adversely affected by defaults. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Accounting Considerations"):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                         1997               1996               1995
                                                                         ----               ----               ----
Total Outstanding Principal Balance
    (at period end).............................................  $ 1,840,150,403      $ 932,958,188      $ 468,846,079
Average Outstanding(1)..........................................  $ 1,376,108,923      $ 686,465,257      $ 373,384,417
DELINQUENCY (at period end)
30-59 Days:
    Principal Balance...........................................  $    90,052,724      $ 54,582,550       $  35,052,951
    Percent of Delinquency(2)...................................            4.89%              5.85%              7.48%
60-89 Days:
    Principal Balance...........................................  $    28,864,099      $  14,272,587      $   8,086,230
    Percent of Delinquency(2)...................................            1.57%              1.53%              1.72%
90 Days or More:
    Principal Balance...........................................  $    17,695,594      $  9,224,525       $   6,748,061
    Percent of Delinquency(2)...................................            0.96%              0.99%              1.44%
Total Delinquencies:
    Principal Balance...........................................  $   136,612,417      $  78,079,663      $  49,887,242
    Percent of Delinquency(2)...................................            7.42%              8.37%             10.64%
FORECLOSURES
    Principal Balance...........................................  $    85,500,439      $  34,765,628      $  23,506,751
    Percent of Foreclosures by Dollar(2)........................            4.65%              3.73%              5.01%
REO (at end of period)..........................................  $    10,292,208      $   5,672,811      $   4,020,295
Net Gains/(Losses) on liquidated loans..........................  $    (4,985,539)     $  (2,866,204)     $  (2,142,099)
Percentage of Net Gains/(Losses) on liquidated
    loans (based on Average Outstanding Balance)................           (0.36%)            (0.42%)            (0.57%)
---------------

(1) Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total by the number of months in the applicable period.
(2) Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.

COMPETITION

   As an originator and purchaser of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. Furthermore, the current level of gains realized by the Company and its competitors on the sale of the type of loans originated and purchased is attracting additional competitors into this market with the effect of lowering the gains that may be realized by the Company on future loan sales. In addition, greater investor acceptance of securities backed by loans comparable to the Company's mortgage loans and greater availability of information regarding the prepayment and default experience of such loans creates greater efficiencies in the market for such securities. Such efficiencies may create a desire for even larger transactions giving companies with greater volumes of originations a competitive advantage. In addition, a more efficient market for such securities may lead certain investors to purchase securities backed by other types of assets where potential returns may be greater. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.

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

REGULATION

   Delta's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Delta's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act of 1974, as amended (ECOA), the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act (RESPA), and Regulation X, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting Delta's activities. Delta is also subject to the rules and regulations of, and examinations by HUD and state regulatory authorities with respect to originating, processing, underwriting and servicing loans. These rules and regulations, among other things, impose licensing obligations on Delta, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loans repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. Delta believes it is in compliance in all material respects with applicable federal and state laws and regulations.

ENVIRONMENTAL MATTERS

   To date, Delta has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, Delta from time to time forecloses on properties securing loans. Although Delta primarily lends to owners of residential properties, there is a risk that Delta could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition by Delta, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

EMPLOYEES

   As of December 31, 1997 Delta had a total of 987 employees (full-time and part-time). None of Delta's employees is covered by a collective bargaining agreement. Delta considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

   Delta's executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where Delta leases approximately 120,000 square feet of office space at an aggregate annual rent of approximately $2.4 million. The lease provides for certain scheduled rent increases and expires in 2007.

   Delta also maintains a full service office in Atlanta, Georgia, full processing offices in Chicago, Illinois and Warwick, Rhode Island, processing offices in Deerfield Beach, Florida and Cleveland, Ohio, and business development offices in Delaware, Michigan (2), Missouri, New Jersey, Ohio, Pennsylvania and Virginia. Fidelity Mortgage maintains fifteen retail mortgage origination offices in Florida (3), Georgia, Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2) and Tennessee; one telemarketing hub in Ohio; and two corporate offices in Ohio and Florida. The terms of the leases vary as to duration and escalation provisions, with the latest expiring in 2001.

ITEM 3.  LEGAL PROCEEDINGS

   Because the nature of the Company's business involves the collection of numerous accounts, the validity of liens and compliance with state and federal lending laws, the Company is subject to numerous claims and legal actions in the ordinary course of its business. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such claims and actions, the Company believes that the aggregate amount of such liabilities will not result in monetary damages which would have a material adverse effect on the financial condition or results of operations of the Company.

   Several class-action lawsuits have been filed against a number of consumer finance companies alleging that the compensation of mortgage brokers through the payment of yield spread premiums violates various federal and state consumer protection laws. On March 18, 1997, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates, among other things, RESPA. The complaint seeks (i) certification of a class of plaintiffs, (ii) an injunction against payment of yield spread premiums by the Company and (iii) unspecified compensatory and punitive damages (including attorney's fees). On July 7, 1997, the Company filed an answer to the plaintiff's amended complaint. Management believes the Company has meritorious defenses and intends to defend this suit, but the Company cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

   On or about February 10, 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Northern District of Mississippi - Greenville Division, alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates RESPA. The complaint seeks (i) certification of a class of plaintiffs, and (ii) unspecified compensatory damages (including attorney's fees). Management believes the Company has meritorious defenses and intends to defend this suit, but the Company has not yet answered the complaint and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

   The Company's Common Stock was listed on the New York Stock Exchange (the "NYSE") under the symbol "DFC" on November 1, 1996. The following table sets forth for the periods indicated the range of the high and low closing sales prices for the Company's Common Stock on the NYSE.

1997                                                  HIGH        LOW
----                                                  ----        ----
First Quarter ............................            $24.00     $18.13
Second Quarter ...........................            $20.50     $13.38
Third Quarter.............................            $22.13     $18.81
Fourth Quarter ...........................            $20.69     $13.38

1996                                                  HIGH        LOW
----                                                  ----        ----
Fourth Quarter (from 11/1/96).............            $25.25     $18.00

   On March 24, 1998, the Company had approximately 78 stockholders of record. This number does not include beneficial owners holding shares through nominee or "street" names. The Company believes the number of beneficial stockholders is in excess of 2,500.

DIVIDEND POLICY

   The Company did not pay any dividends in 1997 and, in accordance with its present general policy, has no present intention to pay cash dividends.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                               YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                            1997          1996         1995          1994          1993
                                                            ----          ----         ----          ----          ----
Income Statement Data:                                          (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
  Revenues:
      Net gain on sale of mortgage loans.............   $   86,307    $   46,525    $   15,383   $    6,661    $    7,639
      Interest.......................................       22,341        16,372        13,588        9,839         9,156
      Servicing fees.................................        7,094         5,368         2,855        2,183         2,101
      Origination fees (1) ..........................       18,108         5,266         4,309        3,114         3,617
                                                        ----------    ----------    ----------   ----------    ----------
            Total revenues...........................   $  133,850    $   73,531    $   36,135   $   21,797    $   22,513
                                                        ----------    ----------    ----------   ----------    ----------
  Expenses:
      Payroll and related costs (1)..................   $   38,991    $   16,509    $   12,876   $    8,815    $    9,268
      Interest.......................................       19,972        11,298         7,964        3,735         2,915
      General & administrative (1)...................       23,737        12,236        10,709        7,238         6,670
                                                        ----------    ----------    ----------   ----------    ----------
            Total expenses...........................   $   82,700    $   40,043    $   31,549   $   19,788    $   18,853
                                                        ----------    ----------    ----------   ----------    ----------
  Income before income taxes and
      extraordinary item.............................       51,150        33,488         4,586        2,009         3,660
  Provision for income taxes(1)......................       20,739         9,466            --           --            --
                                                        ----------    ----------    ----------   ----------    ----------
  Income before extraordinary item...................       30,411        24,022         4,586        2,009         3,660
  Extraordinary item:................................
      Gain on extinguishment of debt.................           --         3,168            --           --            --
                                                        ----------    ----------    ----------   ----------    ----------
  Net income.........................................   $   30,411    $   27,190    $    4,586   $    2,009    $    3,660
                                                        ==========    ==========    ==========   ==========    ==========
Pro forma information (2)(3):
  Provision for pro forma income taxes
      before extraordinary item......................   $      n/a    $   14,400    $    1,972   $      864    $    1,574
                                                        ----------    ----------    ----------   ----------    ----------
  Pro forma income before
      extraordinary item.............................   $   30,411    $   19,088    $    2,614   $    1,145    $    2,086
                                                        ==========    ==========    ==========   ==========    ==========
  Per share data(2)(4)
      Earnings per common share -
            basic and diluted........................   $     1.98    $     1.46    $     0.21   $     0.09    $     0.17

      Weighted average number of
            shares outstanding.......................   15,359,280    13,066,485    12,629,182   12,629,182    12,629,182

Selected Balance Sheet Data:
  Loans held for sale................................   $   79,247    $   82,411    $   63,324   $   48,833    $   41,703
  Interest-only and residual certificates............      167,809        83,073        25,310        7,514         2,204
  Capitalized mortgage servicing rights..............       22,862        11,412         3,831        2,421         3,491
  Total assets.......................................      393,232       231,616       139,293       98,589        81,143
                                                        ----------    ----------    ----------   ----------    ----------
  Senior notes, warehouse financing and
      other borrowings...............................   $  177,540    $   95,482    $   82,756   $   52,491    $   36,780
  Investor payable...................................       40,852        20,869        13,444       11,091         8,687
  Total liabilities..................................      266,779       138,098       109,460       70,425        52,793
                                                        ----------    ----------    ----------   ----------    ----------
  Stockholders' equity...............................   $  126,453    $   93,518    $   29,833   $   28,164    $   28,350
                                                        ==========    ==========    ==========   ==========    ==========
---------------

(1) In connection with the February 1997 acquisition of Fidelity Mortgage, the Company incurred additional expenses normally associated with a retail operation. Fidelity Mortgage's loan origination points when recognized are reported as origination fee income.
(2) Figures for December 31, 1997 are actual; pro forma presentation for the years 1996, 1995, 1994 and 1993.
(3) Prior to October 31, 1996, Delta Funding Corporation (a wholly-owned subsidiary) was treated as an S corporation for Federal and state income tax purposes. The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation at an assumed tax rate of 43%.
(4) Pro forma earnings per common share has been computed by dividing pro forma net income by the sum of (a) 10,653,000 shares of Delta Financial Corporation common stock received by the former shareholders in exchange for their shares of Delta Funding Corporation, and (b) the effect of the issuance of 1,976,182 shares of common stock of Delta Financial Corporation issued in the Company's initial public offering to generate sufficient cash for certain S corporation distributions paid to the former shareholders, which shares are treated as if they had always been outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING  DISCUSSION  SHOULD BE READ IN CONJUNCTION  WITH THE  CONSOLIDATED
FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

CERTAIN ACCOUNTING CONSIDERATIONS

   As a fundamental part of its business and financing strategy, Delta sells the majority of its loans through securitization and derives a substantial portion of its income therefrom. In a securitization, the Company sells a pool of loans it has originated or purchased to a REMIC trust for a cash price. The trust, in turn, finances the pool of loans it has acquired by issuing "pass-through certificates," or bonds, which represent undivided ownership interests in the trust. The holders of the pass-through certificates are entitled to receive monthly distributions of all principal received on the underlying mortgages and a specified amount of interest, as determined at the time of the trust offering.

   When the Company sells a pool of loans to the securitization trust, it receives the following economic interests in the trust: (a) the difference between the interest payments due on the loans sold to the trust and the interest rate paid to the pass-through certificateholders, less the Company's contractual servicing fee and other costs and expenses of administering the trust, represented by interest-only and residual certificates, and (b) the right to service the loans on behalf of the trust and earn a contractual servicing fee, as well as other ancillary servicing related fees directly from the borrowers on the underlying loans.

   The Company's net investment in the pool of sold loans at the date of the securitization represents the amount originally paid to originate or acquire the loan adjusted for (i) direct loan origination costs incurred (an increase) and loan origination fees received (a decrease) in connection with the loans, which are treated as a component of the initial investment in a loan under Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," and (ii) the principal payments received, and the amortization of the net loan fees or costs, during the period the Company held the loans prior to their securitization. The Company's investment in the loans also reflects adjustments for any gains (a decrease in the investment) or losses (an increase in the investment) the Company has incurred on treasury rate lock contracts which the Company has used to hedge against the effects of changes in interest rates during the period it holds the loans prior to their securitization. (See - "Hedging.")

   Upon the securitization of a pool of loans, the Company (i) recognizes in income, as origination fees, the unamortized origination fees included in the investment in the loans sold, and (ii) recognizes a gain on sale of loans for the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record interest-only and residual certificates and mortgage servicing rights received in the securitization. The majority of the net gain on sale of mortgage loans results from, and is initially realized in the form of, the retention of interest-only and residual certificates.

   The interest-only and residual certificates received by the Company upon the securitization of a pool of loans are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the amount initially allocated to the interest-only and residual certificates at the date of a securitization reflects the fair value of those interests. The amount recorded for the certificates is reduced for distributions thereon which the Company receives from the related trust, and is adjusted for subsequent changes in the fair value of interest-only and residual certificates, which are reflected in the statement of operations. The Company assesses the fair value of interest-only and residual certificates based upon updated estimates of prepayment and default rates relating to loan groups comprised of loans of similar types, terms, credit quality, interest rates, geographic location and value of loan collateral, which represent the predominant risk characteristics that would affect prepayments and default rates.

   In accounting for the securitization of its loans with the retention of mortgage servicing rights, the Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" effective January 1, 1997. Previously, the Company followed the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The change from the requirements of SFAS No. 122 to those of SFAS No. 125 did not have a material impact on the Company's result of operations or financial position.

   In accordance with SFAS No. 125, and previously SFAS No. 122, the amount of the investment in the loans allocated to the retained servicing rights is measured at the allocated carrying amount of such servicing rights, based on the fair value of the rights, which is determined by discounting to a present value (using a discount rate which management believes reflects the rate market participants would utilize in purchasing similar loan servicing rights) the estimated future contractual and ancillary servicing fees the Company will receive and the estimated costs of servicing the loans. Those estimates are based on the stated terms of the transferred loans adjusted for estimates of future prepayment rates made on the basis of interest rate conditions and the availability of alternative financing, and estimates of future defaults among those loans, each of which would terminate the servicing of the loan and thus negatively affect servicing income. This amount, which is classified on the balance sheet as "capitalized mortgage servicing rights" is then amortized over the period of the estimated net future cash flows from the servicing income. SFAS No. 125 also requires that the capitalized mortgage loan servicing rights be assessed periodically to determine if there has been any impairment of the asset, based on the fair value of the rights at the date of the assessment. The Company performs this assessment based on the same prepayment and default estimates utilized in valuing interest-only and residual certificates. A valuation allowance is provided for the capitalized servicing rights relating to any loan group for which the recorded investment exceeds the fair value of the servicing rights.

   In recording and accounting for mortgage servicing rights and interest-only and residual certificates, the Company makes estimates of rates of prepayments and defaults, and the value of collateral, which it believes reasonably reflect economic and other relevant conditions then in effect. The actual rate of prepayments, defaults and the value of collateral will generally differ from the estimates used, due to subsequent changes in economic and other relevant conditions and the implicit imprecision of estimates, and such differences can be material. Prepayment and default rates which are higher than those estimated would adversely affect the value of both the mortgage servicing rights (actual mortgage servicing income will be less, and significant changes could require an impairment of the capitalized mortgage servicing rights) and the interest-only and residual certificates, for which changes in fair value are recorded in operations. Conversely, prepayment and default rates which are lower than those estimated would increase the servicing income earned over the life of the loans and positively impact the value of the interest-only and residual certificates.

   The Company assumes prepayment rates and defaults based upon the seasoning of its existing securitization loan portfolio. As of December 31, 1997 and 1996, the Company's underlying assumptions used in determining the fair value of its interest-only and residual certificates are as follows:

   (a)      Estimated annual prepayment rates:

      (i) for fixed-rate loan pools of 4.8% beginning in the first month of seasoning and increasing in equal increments to 24.0% by the twelfth month of seasoning and thereafter;

      (ii) for adjustable-rate loan pools of 5.6% beginning in the first month of seasoning and increasing in equal increments to 28.0% by the twelfth month of seasoning and thereafter at December 31, 1997, compared to 5.0% and 25.0%, respectively, at December 31, 1996;

   (b) A default reserve for both fixed- and adjustable-rate loans sold to the securitizations trusts of 1.90% of the amount initially securitized; and

   (c) An annual discount rate of 12.0% in determining the present value of cash flows from residual certificates, which are the predominant form of retained interests.

   The Company uses the same prepayment assumptions in estimating the fair value of its mortgage servicing rights. To date, actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations.

   The Company has, from time to time, sold its economic interest in the interest-only certificates for cash proceeds including, most recently, the interest-only certificates on three of its 1997 securitization transactions. The Company did not sell any of its interest-only certificates in 1996.

   The Company has also, from time to time, sold whole loans on a non-recourse basis, without retaining servicing rights, generally in private transactions to individual or institutional investors. Upon the sale of loans on a whole-loan basis, the Company recognizes a gain or loss for the difference between the cash proceeds received for the loans and the investment in the loans, including unamortized loan origination fees and costs.

INTEREST RATE RISK

   The Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities and the London Inter-Bank Offered Rate ("LIBOR"). The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the Company's loan servicing portfolio. To the extent servicing rights and interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely impacting earnings. Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities, although the Company undertakes to hedge its exposure to this risk by using treasury rate lock contracts. (See "Hedging.")

RECENT GROWTH

   The Company has experienced significant loan origination and purchase growth in the last few years, particularly since January 1, 1995. Management believes that this growth is primarily attributable to the Company's (i) geographic expansion of its operations, (ii) further penetration into its established markets, (iii) increased access to capital and additional funding sources through (a) the capital markets and (b) larger warehouse finance agreements which have enabled the Company to accumulate larger pools of loans for sales through securitizations, and (iv) recent expansion of its production channels through the acquisition of the Fidelity Mortgage, retail operations.

   In connection with its geographic expansion, the Company has continued to focus on developing loan production from brokers and correspondents. In addition, the Company is also committed to developing and growing the Fidelity Mortgage retail origination network. There can be no assurance that the Company will continue to grow significantly in the future. Any future growth will be limited by, among other things, the Company's need for continued funding sources, access to capital markets, sensitivity to economic slowdowns, ability to attract and retain qualified personnel, fluctuations in interest rates and competition from other consumer finance companies and from new market entrants. To date, the Company has not experienced any significant seasonal variations in loan originations and purchases.

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

   The comparability of the results of operations for the twelve months ended, and financial position as of, December 31, 1997 and 1996 may also be affected by the Company's acquisition of Fidelity Mortgage. Fidelity Mortgage was acquired on February 11, 1997 for a combination of cash and stock, with the acquisition accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

REVENUES

   Total revenues for the twelve months ended December 31, 1997 increased $60.4 million, or 82%, to $133.9 million from $73.5 million for the comparable period in 1996. The increase in revenue was primarily attributable to the increase in net gains recognized on the sale of mortgage loans, reflecting the growth in the Company's level of loan originations and purchases and securitizations. Revenue also increased in all other categories including origination fees, servicing fees, and interest income.

   For the twelve months ended December 31, 1997, the Company originated and purchased $1.25 billion of mortgage loans, representing a 90% increase from $659 million of mortgage loans originated and purchased for the twelve months ended December 31, 1996. The Company issued four quarterly closed-end home equity loan securitizations in 1997 totaling $1.24 billion, compared to three securitizations and loan sales of $630 million in 1996. Total loans serviced at December 31, 1997 increased 97% to $1.84 billion from $933 million at December 31, 1996.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (i) the sum of (a) the fair value of the interest-only and residual certificates associated with loans securitized in each period, (b) the fair value of mortgage servicing rights associated with loans securitized in each period, and (c) premiums earned on the sale of whole loans on a servicing-released basis, (ii) less the (x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations and (z) any hedge loss (gain).

   For the twelve months ended December 31, 1997, net gain on sale of mortgage loans increased $39.8 million, or 86%, to $86.3 million from $46.5 million for the twelve months ended December 31, 1996. This increase was primarily due to an increase in loans securitized in 1997 of $1.24 billion, or 97%, compared to $630 million of loans sold or securitized for the same period in 1996. Net gains from the sale of loans increased less than the overall increase in loan securitizations primarily because of increases in the pass-through rates required by REMIC trust investors in the fourth quarter of 1997, which reduced the value of the interest-only and residual certificates the Company received in connection with that quarter's securitization. As previously noted above, the Company changed its prepayment assumptions on adjustable-rate mortgage loans in the third quarter of 1997. This change, which affects the valuation of the Company's existing interest-only and residual certificates and capitalized mortgage servicing rights, as well as the valuation of those assets in all future securitizations, was made based upon the Company's on-going analysis of industry and Company prepayment trends. The change in this assumption did not have a material effect on net gain on sale. The weighted average gain on sale ratio for the twelve months ended December 31, 1997, and for the comparable period in 1996, was 7.0% and 7.4%, respectively. The weighted average gain on sale ratio is calculated using the net gain on sale divided by the total amount of loans securitized and sold.

   INTEREST INCOME. Interest income primarily represents the sum of (i) interest earned on loans held for sale, (ii) interest earned on cash collection balances, and (iii) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect the change in the fair value in the interest-only and residual certificates.

   Interest income for the twelve months ended December 31, 1997 increased $5.9 million, or 36%, to $22.3 million from $16.4 million in the comparable period in 1996. The increase in interest income was primarily due to (a) a higher average balance of mortgage loans held for sale during the twelve months ended December 31, 1997 driven by higher loan originations and purchases as noted above, and
(b) an increase in excess servicing received from the Company's interest-only and residual certificates, partially offset by the fair value adjustment to the interest-only and residual certificates, primarily related to distributions received from the securitization trusts. The Company changed its prepayment assumptions on adjustable rate mortgages in the third quarter of 1997, which did not have a material effect on interest income.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (a) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to provide valuation allowances for the impairment in mortgage servicing rights (see - "Accounting Considerations"), and (b) prepaid interest shortfalls.

   Servicing fees for the twelve months ended December 31, 1997 increased $1.7 million, or 31%, to $7.1 million from $5.4 million in the comparable period in 1996. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased contractual and ancillary service fees, partially offset by a $2.9 million increase in amortization of the Company's capitalized mortgage servicing rights in 1997, compared to 1996. During the twelve months ended December 31, 1997, the average balance of mortgage loans serviced by the Company increased 107% to $1.38 billion from $667 million during the comparable period in 1996. The amount of mortgage loans serviced by the Company increased at a faster rate than the amount of servicing fees, primarily as a result of a reduction in the contractual servicing fee rate from 0.65% to 0.50% per annum beginning with the 1996-2 securitization in September 1996.

   ORIGINATION FEES. Origination fees represent fees earned on brokered and retail originated loans. Origination fees for the twelve months ended December 31, 1997 increased $12.8 million, or 242%, to $18.1 million from $5.3 million in the comparable period in 1996. The increase is primarily the result of (a) the 1997 acquisition of Fidelity Mortgage and the subsequent expansion of its retail network which accounted for $11.4 million of origination fees in 1997, and (b) a 50% increase in broker originated loans and commensurate increase in broker loan origination fees.

EXPENSES

   Total expenses increased $42.7 million, or 107%, to $82.7 million for the twelve months ended December 31, 1997, from $40.0 million for the comparable period in 1996. The increase in expenses was primarily the result of (i) increased interest expense due to (a) higher interest costs generated by the growth in the Company's loan origination and purchase activities, which increased the level of debt needed throughout 1997 to finance the resulting higher inventory of loans held for resale, (b) the Company's issuance in July 1997 of $150 million aggregate principal amount of 9.5% Senior Notes due August 1, 2004 (the "Senior Notes") and (c) financing the Company's investment in interest-only and residual certificates (which was subsequently eliminated using a portion of the proceeds from the Senior Notes), (ii) an increase in the Company's personnel related to higher loan origination growth, including the Company's Fidelity Mortgage retail division and (iii) costs associated with the expansion of the Company's retail, broker and correspondent divisions.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. For the twelve months ended December 31, 1997, payroll and related costs expense increased $22.5 million, or 136%, to $39.0 million from $16.5 million for the comparable period in 1996. This increase is primarily related to staff increases related to the acquisition and subsequent expansion of Fidelity Mortgage and the increase in loan originations and purchases at the Company. As of December 31, 1997, the Company employed 987 full- and part-time employees, 447 of which are employees of Fidelity Mortgage, compared to 346 full- and part-time employees as of December 31, 1996.

   INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases under (i) the Company's credit facilities, (ii) the Senior Notes, and (iii) its investment in interest-only and residual certificates.

   For the twelve months ended December 31, 1997, interest expense increased $8.7 million, or 77%, to $20.0 million from $11.3 million for the comparable period in 1996. The increase in interest expense was attributable to (i) growth in loan activity, which increased the level of debt needed throughout 1997 to finance the inventory of loans held for sale prior to their securitization, (ii) the Company's issuance in July 1997 of the Senior Notes, (iii) financing of the Company's interest-only and residual certificates (which was subsequently eliminated using a portion of the proceeds from the Senior Notes), and (iv) a higher cost of funds on the Company's credit facilities which were tied to one-month LIBOR. The one-month LIBOR index increased to an average interest rate of 5.7% in 1997, compared to an average interest rate of 5.4% in 1996.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, real estate owned expenses, license fees, legal and accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   For the twelve months ended December 31, 1997, general and administrative expenses increased $11.5 million, or 94%, to $23.7 million from $12.2 million for the comparable period in 1996. This increase was primarily attributable to
(i) the amortization of acquisition costs (goodwill) associated with the Company's purchase of Fidelity Mortgage; (ii) the expansion costs associated with the Company's increasing the number of Fidelity Mortgage retail branch offices from five to thirteen during 1997, and (iii) an increase in expenses associated with the Company's increase in loan origination and purchases in 1997.

   INCOME TAXES. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   Prior to October 31, 1996, the Company was an S corporation pursuant to the Internal Revenue Code of 1986, as amended, and, as such, did not incur any Federal income tax expense. On October 31, 1996 the Company became a C corporation for Federal and state income tax purposes and, as such, is subject to Federal and state income tax on its taxable income for the period beginning on November 1, 1996.

   The Company recorded a tax provision of $20.7 million and $9.5 million (which included a $3.9 million deferred tax charge in connection with its change in status from an S corporation to a C corporation in 1996) for the years ended December 31, 1997 and 1996, respectively.

   Income taxes provided a 40.5% effective tax rate for the year ended December 31, 1997, compared to a 42.5% assumed effective tax rate for the year ended December 31, 1996 if the Company would have been a C corporation for the entire period. The reduction in the effective tax rate is primarily attributable to the Company's expansion into lower taxing state and local jurisdictions.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

  REVENUES

   Total revenues increased $37.4 million, or 104%, to $73.5 million in 1996 from $36.1 million in 1995. The increase in revenues was primarily due to the increase in loan originations and purchases and a corresponding increase in the amount of loans sold through securitizations.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans increased $31.1 million, or 202%, to $46.5 million in 1996 from $15.4 million in 1995. This increase was the result of higher loan originations and purchases, resulting in an increased amount of loans sold through securitizations. Total loan originations and purchases increased $371.0 million, or 129%, to $658.8 million in 1996 from $287.8 million in 1995. The Company sold or securitized $630.4 million of loans in 1996 compared to $247.6 million in 1995, with a weighted average net gain on sale ratio of 7.4% and 6.2%, respectively.

   INTEREST INCOME. Interest income increased $2.8 million, or 21%, to $16.4 million in 1996 from $13.6 million in 1995. The increase in interest income was primarily due to a higher average balance of loans held for sale during 1996 resulting from the increases in loan originations and purchases, but was partially offset by the shorter holding period in which the mortgage loans remained in inventory during 1996. The Company completed three securitizations during 1996 compared to two securitizations in 1995.

   SERVICING FEES. Servicing fees increased $2.5 million, or 86%, to $5.4 million in 1996 from $2.9 million in 1995. This increase was primarily due to higher loan servicing volume, which resulted in increased contractual and ancillary service fees. During 1996, the average balance of mortgage loans serviced by the Company increased 79% to $667.4 million from $373.4 million during 1995.

   ORIGINATION FEES. Origination fees increased $1.0 million, or 23%, to $5.3 million in 1996 from $4.3 million in 1995. This increase was primarily due to an 83% increase in broker loan originations to $321.7 million in the year ended 1996 from $175.7 million in comparable period of 1995. Loan origination fees increased at a slower rate than broker loan originations primarily because the Company earned lower average origination fees per loan.

EXPENSES

   Total expenses increased $8.5 million, or 27%, to $40.0 million for 1996 from $31.5 million in 1995. The increase in expenses was primarily the result of increased interest expense on loans held for sale and higher operating expenses associated with the additional personnel required to process the greater number of loan originations and purchases. Total expenses increased at a slower rate than total revenues, primarily due to efficiencies realized from the Company's investment in technology, experienced staff and economies of scale.

   PAYROLL AND RELATED COSTS. Payroll and related costs increased $3.6 million, or 28%, to $16.5 million for 1996 from $12.9 million for 1995. The increase was primarily due to increased staffing in the Company's originations area associated with the increase in loan originations and purchases, as well as the Company's expansion into new and existing markets. As of December 31, 1996, the Company employed 346 full- and part-time persons as compared to 255 full- and part-time persons as of December 31, 1995.

   INTEREST EXPENSE. Interest expense increased $3.3 million, or 41%, to $11.3 million in 1996 from $8.0 million in 1995. The increase in interest expense was attributable to the interest costs associated with both a higher balance of loans pending sale during 1996, resulting from increases in loan originations and purchases during the period, and an increase in the excess servicing receivable financing during 1996. The Company had financings against its interest-only and residual certificates of $47.0 million as of December 31, 1996 compared to $16.2 million as of December 31, 1995. Interest expense was partially offset by lower cost of funds on the Company's floating-rate borrowings which are based on one-month LIBOR. The average one-month LIBOR decreased to an average rate of 5.4% in 1996, compared to an average rate of 5.9% in 1995.

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

   EXTRAORDINARY GAIN. In May 1996, the Company closed out its long-term $31.7 million warehouse facility with a European financial institution at a 10% discount. As a result, the Company realized an extraordinary gain of $3.17 million for the year ended December 31, 1996.

   INCOME TAXES. Prior to October 31, 1996, Delta Funding Corporation was treated as an S corporation for

Federal and state income tax purposes. As a result, the Company's historical earnings prior to such date had been taxed directly to the former shareholders of Delta Funding and not to the Company.

   On October 31, 1996, Delta Funding Corporation's status as an S corporation was terminated and the Company became a C corporation for Federal and state income tax purposes and as such was subject to Federal and state income tax on its taxable income for the months of November and December 1996. During 1996, the Company recorded a tax provision of $9.5 million. This includes a $4.2 million provision for November and December earnings at the statutory rate of 42% and a deferred tax expense of $3.9 million in connection with the change in tax status from an S corporation to a C corporation.

FINANCIAL CONDITION

DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

   Cash and interest-bearing deposits increased $14.2 million, or 76%, to $32.9 million at December 31, 1997 from $18.7 million at December 31, 1996. The increase was primarily the result of additional monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable increased $20.7 million, or 197%, to $31.2 million at December 31, 1997 from $10.5 million at December 31, 1996. The increase was attributable to (i) a higher average loan servicing portfolio, which resulted in increased reimbursable servicing advances made by the Company, acting as servicer on its securitizations, and (ii) a $14.8 million income tax receivable related to current tax assets.

   Loans held for sale decreased $3.2 million, or 3.9%, to $79.2 million at December 31, 1997 from $82.4 million at December 31, 1996. This decrease was primarily the result of a larger percentage of loans securitized, compared to loans originated and purchased, in 1997.

   Accrued interest and late charges receivable increased $11.1 million, or 60%, to $29.6 million at December 31, 1997 from $18.5 million at December 31, 1996. This increase was primarily due to a higher average loan servicing portfolio which resulted in increased reimbursable interest advances made by the Company, acting as servicer on its securitizations. The Company's average servicing portfolio increased 107% to $1.38 billion as of December 31, 1997 from $667 million as of December 31, 1996.

   Capitalized mortgage servicing rights increased $11.5 million, or 101%, to $22.9 million at December 31, 1997, from $11.4 million at December 31, 1996. This increase was directly attributable to the Company's capitalizing the fair market value of the servicing assets, totaling $15.1 million, resulting from the Company's completion of four securitizations during 1997, partially offset by the amortization of capitalized mortgage servicing rights.

   Interest-only and residual certificates increased $84.7 million, or 102%, to $167.8 million at December 31, 1997 from $83.1 million at December 31, 1996. The Company received interest-only and residual certificates initially valued and recorded at $102.1 million in its four securitizations in 1997. Offsetting adjustments to reflect distributions, and changes in fair value, totaled $17.4 million.

   Prepaid and other assets increased $4.6 million, or 288%, to $6.2 million at December 31, 1997 from $1.6 million at December 31, 1996. The increase was primarily due to the capitalized issuance costs related to the Company's $150 million Senior Note offering in the third quarter of 1997 which is being amortized over the seven year life of the Senior Notes.

   Warehouse financing and other borrowings decreased $67.3 million, or 70%, to $28.2 million at December 31, 1997 from $95.5 million at December 31, 1996. During the third quarter of 1997, the Company used the net proceeds from its Senior Notes offering to pay down its warehouse facility and interest-only and residual financings.

   The aggregate principal balance of the Senior Notes totaled $149.3 million at December 31, 1997, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1, commencing on February 1, 1998. The Company did not have any Senior Notes outstanding prior to July 1997.

   Investor payable increased $20.0 million, or 96%, to $40.9 million at December 31, 1997 from $20.9 million at December 31, 1996. This increase was primarily due to the 97% increase in the Company's portfolio of serviced loans to $1.84 billion at December 31, 1997 from $933 million at December 31, 1996. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Stockholders' equity increased $33.0 million, or 35%, to $126.5 million at December 31, 1997 from $93.5 million at December 31, 1996. This increase is due to net income for the twelve month period of $30.4 million and the issuance of 119,288 additional shares of common stock valued at $2.5 million in connection with the Company's acquisition of Fidelity Mortgage.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has operated, and expects to continue to operate on a negative cash flow basis due to increases in the volume of loan purchases and originations, the growth of its securitization program, and potential acquisitions. Currently, the Company's primary cash requirements include the funding of (i) mortgage originations and purchases pending their pooling and sale, (ii) the points and expenses paid in connection with the acquisition of correspondent loans, (iii) interest expense on its Senior Notes and warehouse and other financings, (iv) fees, expenses and tax payments incurred in connection with its securitization program, and (v) ongoing administrative and other operating expenses. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases.

   The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans. As a result of increased loan originations and purchases and the expansion of its securitization program, the Company, during 1997, 1996 and 1995, had an operating cash flow deficit of approximately $53.5 million, $42.0 million and $23.9 million, respectively.

   Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support the continued growth of its loan originations and purchases, securitizations and general operating expenses. On July 23, 1997, the Company completed an offering of the Senior Notes. A portion of the Senior Notes proceeds were used to pay down various financing facilities with the remainder to be used to fund the Company's growth in loan originations and purchases and its ongoing securitization program. The Company's primary sources of liquidity continue to be warehouse and other financing facilities, securitizations and, subject to market conditions, sales of whole loans and additional debt and equity securities.

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has three warehouse facilities for this purpose. One warehouse facility is a $400 million committed credit line with a variable rate of interest and a maturity date of February 1999. This facility was converted from an uncommitted to a committed line during the three months ended March 31, 1997 and, subsequent to December 31, 1997, the maturity date was extended from February 1998 to February 1999. The Company's second warehouse facility is a $200 million committed revolving line with a variable rate of interest and a maturity date of February 1998. In February 1998, management elected not to renew this line. The Company's third warehouse facility is a syndicated $140 million committed revolving line with a variable rate of interest and a maturity date of June 1998. This facility was increased from $100 million to $140 million subsequent to December 31, 1997. The outstanding balances on the $400 million facility, $250 million facility and $140 million facility as of December 31, 1997 were $23.9 million, $0 and $0, respectively.

   In February 1998, a new $250 million committed revolving line with a variable rate of interest was secured by the Company to replace the Company's second warehouse facility which expired in February 1998. This new facility has a maturity date of February 1999.

   The Company has in the past obtained financing facilities for interest-only and residual certificates acquired as part of its securitizations. As of December 31, 1997, the Company did not have any indebtedness secured by interest-only and residual certificates. In addition, the Company is limited by the terms of the Indenture governing the Senior Notes as to the amount of future indebtedness permitted to be secured by interest-only and residual certificates.

   The Company had a $1.0 million line of credit with a financial institution to support its daily operating requirements, which it elected to let expire in September 1997.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of December 31, 1997.

HEDGING

   The Company originates and purchases mortgage loans and then sells them primarily through securitizations. At the time of securitization and delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread" between the interest rate on the loans and the interest rate on treasury securities with maturities corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread narrows, resulting in a loss in value of the loans. The Company has implemented a strategy to protect against such losses and to reduce interest rate risk on loans originated and purchased that have not yet been securitized through the use of treasury rate lock contracts with various durations (which are similar to selling a combination of United States Treasury securities), which equate to a similar duration of the underlying loans. The nature and quantity of hedging transactions are determined by the Company based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into treasury rate lock contracts through one of its warehouse lenders and/or one of the investment bankers which underwrite the Company's securitizations. These contracts are designated as hedges in the Company's records and are closed out when the associated loans are sold through securitization.

   If the value of the hedges decrease, offsetting an increase in the value of the loans, the Company, upon settlement with its counterparty, will pay the hedge loss in cash and realize the corresponding increase in the value of the loans as part of its net gain on sale of mortgage loans and its corresponding interest-only and residual certificates. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company, upon settlement with its counterparty, will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding interest-only and residual certificates.

   The Company believes that its current hedging strategy of using treasury rate lock contracts is the most effective way to manage its interest rate risk on loans prior to securitization. As of December 31, 1997, the Company's mark-to-market unrealized hedge loss was $0.5 million.

INFLATION

   Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See - "Interest Rate Risk.")

OTHER ACCOUNTING CONSIDERATIONS

SFAS NO. 130

   SFAS No. 130, "Reporting on Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not completed its analysis of this Statement. However, the implementation of the requirements of SFAS No.130 will not affect the Company's net income, cash flows or financial position.

SFAS NO. 131

   SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement requires a public business enterprise to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company has not completed its analysis of this Statement. However, the implementation of the requirements of SFAS No. 131 will not affect the Company's net income, cash flows or financial position.

RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

      *     A general economic slowdown.

      * The effects of interest rate fluctuations and the Company's ability or inability to hedge effectively against such fluctuations in interest rates; the effects of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies, and similar organizations, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation.

      * The Company's ability or inability to continue its practice of securitization of mortgage loans held for sale.

      *     Increased competition within the Company's markets.

      * The unanticipated expenses of assimilating newly-acquired businesses into the Company's structure; as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

      * Unpredictable delays or difficulties in the development of new product programs.

      * Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, licenses, adoption of new, or changes in accounting policies and practices and the application of such policies and practices.

YEAR 2000

   In 1997, the Company developed a plan to address the ability of its computer systems to process Year 2000 transactions and data and began the process of making its systems Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1998, and is currently estimated to cost approximately $200,000. The Company is expensing the costs as incurred; costs incurred in 1997 were not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Delta Financial Corporation:

We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996,
and the related  consolidated  statements  of income,  changes in  stockholders'
equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/  KPMG Peat Marwick LLP


New York, New York
February 18, 1998

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

(DOLLARS IN THOUSANDS)                                    1997        1996
--------------------------------------------------------------------------------
ASSETS
Cash and interest bearing deposits..................   $  32,858   $  18,741
Accounts receivable.................................      31,209      10,501
Loans held for sale.................................      79,247      82,411
Accrued interest and late charges receivable........      29,598      18,459
Capitalized mortgage servicing rights...............      22,862      11,412
Interest-only and residual certificates.............     167,809      83,073
Equipment, net......................................      11,211       2,836
Cash held for advance payments......................       6,325       2,488
Real estate owned...................................          --         135
Prepaid and other assets............................       6,224       1,560
Goodwill ...........................................       5,889          --
--------------------------------------------------------------------------------
     Total assets...................................   $ 393,232   $ 231,616
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Bank payable........................................   $   2,222   $   2,295
Warehouse financing and other borrowings............      28,233      95,482
Senior Notes........................................     149,307          --
Accounts payable and accrued expenses...............      15,503       7,781
Investor payable....................................      40,852      20,869
Advance payment by borrowers for taxes and insurance       5,750       2,255
Income taxes payable................................      24,912       9,416
--------------------------------------------------------------------------------
     Total liabilities..............................   $ 266,779   $ 138,098
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Capital stock, $.01 par value. Authorized
    49,000,000 shares; issued and outstanding
    15,372,688 shares and 15,253,000 shares in 1997
    and 1996, respectively.                            $     154   $     153
  Additional paid-in capital........................      93,476      90,953
  Retained earnings.................................      32,823       2,412
--------------------------------------------------------------------------------
     Total stockholders' equity.....................     126,453      93,518
--------------------------------------------------------------------------------
     Total liabilities and stockholders' equity.....   $ 393,232   $ 231,616
================================================================================

See accompanying notes to consolidated financial statements.

                                       31

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1997, 1996 and 1995

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 1997         1996         1995
-------------------------------------------------------------------------------------------------
REVENUES:
    Net gain on sale of mortgage loans................     $ 86,307     $ 46,525     $ 15,383
    Interest..........................................       22,341       16,372       13,588
    Servicing fees....................................        7,094        5,368        2,855
    Origination fees..................................       18,108        5,266        4,309
-------------------------------------------------------------------------------------------------
       Total revenues.................................      133,850       73,531       36,135
-------------------------------------------------------------------------------------------------
EXPENSES:
    Payroll and related costs.........................       38,991       16,509       12,876
    Interest expense..................................       19,972       11,298        7,964
    General and administrative........................       23,737       12,236       10,709
-------------------------------------------------------------------------------------------------
       Total expenses.................................       82,700       40,043       31,549
-------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item.....       51,150       33,488        4,586
Provision for income taxes............................       20,739        9,466           --
-------------------------------------------------------------------------------------------------
Income before extraordinary item......................       30,411       24,022        4,586
Extraordinary item:
    Gain on extinguishment of debt....................           --        3,168           --
-------------------------------------------------------------------------------------------------
       Net income.....................................     $ 30,411     $ 27,190     $  4,586
=================================================================================================

Unaudited pro forma information:
    Provision for pro forma income taxes
         before extraordinary item....................     $    n/a     $ 14,400     $  1,972
-------------------------------------------------------------------------------------------------
       Pro forma income before extraordinary item.....       30,411     $ 19,088     $  2,614
=================================================================================================

Per share data (1):
    Earnings per common share - basic and diluted ....     $   1.98     $   1.46     $   0.21

    Weighted average number of shares outstanding.....   15,359,280   13,066,485   12,629,182
=================================================================================================
(1)  Unaudited pro forma presentation for the years ended 1996 and 1995

See accompanying notes to consolidated financial statements.

                                       32

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY
Years ended December 31, 1997, 1996 and 1995

                                                              ADDITIONAL
                                                                PAID-IN    RETAINED
(DOLLARS IN THOUSANDS)                         CAPITAL STOCK    CAPITAL    EARNINGS      TOTAL
-------------------------------------------------------------------------------------------------
Balance at December 31, 1994..................    $    107    $  3,225    $  24,831   $  28,163
    Net income................................          --          --        4,586       4,586
    Distributions.............................          --          --       (2,916)     (2,916)
-------------------------------------------------------------------------------------------------
Balance at December 31, 1995..................    $    107    $  3,225    $  26,501   $  29,833
    Proceeds from initial public offering of
          common stock........................          46      69,656           --      69,702
Reclassification of undistributed S
          corporation earnings................          --      18,072      (18,072)         --
Net income....................................          --          --       27,190      27,190
    Distributions.............................          --          --      (33,207)    (33,207)
-------------------------------------------------------------------------------------------------
Balance at December 31, 1996..................    $    153   $  90,953    $   2,412   $  93,518
Issuance of common stock to acquire
         Fidelity Mortgage....................           1       2,516           --       2,517
Proceeds from exercise of stock options.......          --           7           --           7
Net income....................................          --          --       30,411      30,411
-------------------------------------------------------------------------------------------------
Balance at December 31, 1997..................    $    154   $  93,476    $  32,823   $ 126,453
=================================================================================================

See accompanying notes to consolidated financial statements.

                                       33

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS OF CASH FLOWS
Years ended  December 31, 1997,  1996 and 1995

(DOLLARS IN THOUSANDS)                                             1997        1996        1995
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income..................................................   $ 30,411    $ 27,190    $  4,586
 Adjustments to reconcile net income to net cash used in
    operating activities:
    Provision for loan and recourse losses...................        100         101         100
    Depreciation and amortization............................      2,603         997         564
    Capitalized mortgage servicing rights, net
      of amortization........................................    (11,451)     (7,581)     (1,410)
    Deferred origination fees................................        (88)     (2,399)        (61)
    Interest only and residual certificates received in
      securitization transactions, net.......................    (84,736)    (57,763)    (17,796)
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net..................    (20,677)     (1,654)     (3,138)
       Decrease (increase) in loans held for sale, net.......      3,222     (17,719)    (13,459)
       Increase in accrued interest and late
         charges receivable..................................    (11,139)     (3,340)     (2,397)
       (Increase) decrease in cash held for advance payments      (3,836)        631         167
       Decrease in real estate owned.........................        135         116         449
       (Increase) decrease in prepaid and other assets.......     (4,630)       (244)      1,754
       Decrease in due from stockholders.....................         --         990       2,165
       Increase in accounts payable and accrued expenses           7,574       2,359       2,341
       Increase in investor payable..........................     19,984       7,427       2,353
       Increase (decrease) in advance payment by borrowers
         for taxes and insurance.............................      3,482        (552)       (120)
       Increase in income taxes payable......................     15,538       9,416          --
---------------------------------------------------------------------------------------------------
Net cash used in operating activities........................    (53,508)    (42,025)    (23,902)
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of Fidelity Mortgage...........................     (4,150)         --          --
  Purchase of equipment......................................     (9,933)     (2,283)     (1,208)
---------------------------------------------------------------------------------------------------
Net cash used in investing activities:.......................    (14,083)     (2,283)     (1,208)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from initial public offering..................         --      69,701          --
  Proceeds from (repayments of) warehouse
     financing and other borrowings, net.....................    (67,481)     12,725      30,266
  Proceeds from Senior Notes.................................    149,307          --          --
  (Decrease) increase in bank payable, net...................       (125)     (2,805)      4,124
  Proceeds from exercise of stock options....................          7          --          --
  Distributions..............................................         --     (33,207)     (2,916)
  Payments received from affiliates..........................         --          --         914
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities....................     81,708      46,414      32,388
---------------------------------------------------------------------------------------------------
Net increase in cash and interest-bearing deposits...........     14,117       2,106       7,278
Cash and interest-bearing deposits at beginning of year......     18,741      16,635       9,357
---------------------------------------------------------------------------------------------------
Cash and interest-bearing deposits at end of year............  $  32,858   $  18,741   $  16,635
===================================================================================================

Supplemental Information:
Cash paid during the year for:
 Interest ...................................................  $  14,314   $  10,453   $   7,659
 Income taxes ...............................................     19,972         202          --
===================================================================================================
See accompanying notes to consolidated financial statements.

                                       34

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996, AND 1995

 (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) ORGANIZATION
Delta Financial Corporation (the "Company") is a Delaware corporation which was organized in August 1996. On October 31, 1996, the Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, $.01 par value (see note 2).

On February 11, 1997, the Company acquired Fidelity Mortgage Inc. and Fidelity Mortgage (Florida), Inc. (together referred to herein as "Fidelity Mortgage"), retail residential mortgage origination companies, for a combination of cash and stock with a value of $6.3 million. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Fidelity Mortgage from February 11, 1997 have been included in the Company's consolidated financial statements. In connection with these acquisitions the Company recorded goodwill of approximately $6.3 million, which is being amortized on a straight-line basis over seven years. On October 1, 1997, the acquired operations were merged and will continue to operate as Fidelity Mortgage Inc. going forward.

(B) PRINCIPLES OF CONSOLIDATION
The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

(C) USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(D) LOAN ORIGINATION FEES AND COSTS
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," origination fees received net of direct costs of originating or acquiring mortgage loans, are recorded as adjustments to the initial investment in the loan. Such fees are subsequently amortized over the life of the loan, using the level yield method, and are eliminated together with the loan at the time a loan is securitized or sold.

(E) LOANS HELD FOR SALE
Loans held for sale are accounted for at the lower of cost or estimated market value, determined on a net aggregate basis. Cost includes unamortized loan origination fees and costs. Net unrealized losses are provided for in a valuation allowance created through a charge to operations. Losses are recognized when the market value is less than cost.

(F) SECURITIZATION AND SALE OF MORTGAGE LOANS
In accounting for the securitization of its loans with the retention of mortgage servicing rights, the Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" effective January 1, 1997. Previously, the Company followed the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The adoption of SFAS No. 125 did not have a material impact on the Company's results of operations or financial position.

The Company sells loans to a loan securitization trust and receives the excess value of the loans' economic interests for (i) the difference between the interest payments due on the sold loans and the interest payments due, at the pass-through rates, to the holders of the pass-through certificates, less the Company's contractual servicing fee and other costs and expenses of administering the trust, represented by interest-only and residual certificates, and (b) the right to service the loans on behalf of the trust and earn a contractual servicing fee, as well as other ancillary servicing related fees directly from the borrowers on the underlying loans.

Upon the securitization of a pool of loans, the Company recognizes as origination fees any then unamortized origination fees which had initially been recorded as adjustments to the investment in the loans, and additionally allocates portions of the remaining investment in the loans sold to each of (i) the servicing rights retained by the Company and (ii) the interest-only and residual certificates received from the trust. The retained servicing rights and interest-only and residual certificates are initially recorded based upon their fair value, which is estimated based on the stated terms of the transferred loans adjusted for estimates of future prepayments or defaults among those loans. The Company recognizes a gain for the difference between the investment in the loans remaining after this allocation and the cash payment received from the trust.

Prior to January 1, 1997, the Company sold whole loans with servicing retained. Gains or losses on such sales were recognized at the time of the sale and were determined by the differences between net sales proceeds and the unpaid principal balance of the loans sold as adjusted for by the present value of any yield differential.

(G) INTEREST-ONLY AND RESIDUAL CERTIFICATES
The interest-only and residual certificates, received by the Company upon the securitization of a pool of loans to the securitization trust, are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the amount initially allocated to the interest-only and residual certificates at the date of a securitization reflects the fair value of those interests. The amount recorded for the certificates is reduced for distributions thereon which the Company receives from the related trust, and is adjusted for the subsequent changes in the fair value of these certificates which are reflected in the statement of income. The fair value of interest-only and residual certificates is determined using the same prepayment and default estimates utilized in valuing servicing rights, together with the consideration of the geographic location and value of loan collateral, the value of which would affect the credit loss sustained by a trust upon the default of a loan.

(H) CAPITALIZED MORTGAGE SERVICING RIGHTS
Effective January 1, 1997, the Company adopted SFAS No. 125, which supersedes SFAS No. 122 and SFAS No. 65,"Accounting for Certain Banking Activities" to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement requires the assessment of capitalized mortgage servicing rights for impairment. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income (see note 5).

 (I) FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires the Company to disclose the fair value of financial instruments for which it is practicable to estimate fair value. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price. Other than interest-only and residual certificates which are reported at fair value, and capitalized mortgage servicing rights, substantially all the Company's assets and liabilities deemed to be financial instruments are carried at cost, which approximates their fair value. The fair value of capitalized mortgage servicing rights represents the Company's estimate of the expected future net servicing revenue based on common industry assumptions, as well as on the Company's historical experience.

(J) GOODWILL
Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired from Fidelity Mortgage, is being amortized on a straight-line basis over seven years.

(K) REAL ESTATE OWNED
Properties acquired through foreclosure or a deed in lieu of foreclosure are recorded at the lower of the unpaid loan balance, or fair value, at the date of acquisition. The carrying value of the individual properties is subsequently adjusted to the extent it exceeds estimated fair value less costs to sell, at which time a provision for losses on such real estate is charged to operations.

(L) EQUIPMENT, NET
 Equipment, including leasehold improvements, is stated at cost, less accumulated depreciation and amortization. Depreciation of equipment is computed using the straight-line or accelerated method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the terms of the lease or the estimated useful lives of the improvements. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

(M) SERVICING FEES
 Servicing fees includes servicing income, prepayment penalties and late payment charges earned for servicing mortgage loans owned by investors. All fees and charges are recognized into income when earned.

(N)INCOME TAXES
The Company accounts for income taxes in conformity with SFAS No. 109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax effects of differences between the financial reporting and tax bases of assets and liabilities. These deferred taxes are measured by applying current enacted tax rates.

Through October 31, 1996, the Company was an S corporation pursuant to the Internal Revenue Code of 1986, as amended. On October 31, 1996, the Company became a C corporation for Federal and state income tax purposes and as such is subject to Federal and state income tax on its taxable income for the period beginning on November 1, 1996.

In order to provide information on results of operations comparable to that for the periods during which the Company has been taxed as a C corporation, unaudited pro forma income taxes, which were computed at an assumed rate of 43%, and unaudited pro forma net income are presented on the accompanying consolidated statement of income.

(O) EARNINGS PER SHARE
Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" and makes them comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and replaces fully diluted EPS with diluted EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation (see note 17).

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is completed similar to fully diluted EPS pursuant to Opinion No. 15. SFAS No. 128 requires restatement of all prior-period EPS data presented.

EPS data for the period November 1, 1996 to December 31, 1996 has not been presented in the accompanying consolidated financial statements because management believes that such data would not be meaningful given the relatively short period and the impact of the recognition of the deferred tax liability in connection with the change in tax status.

(P) STOCK OPTION PLAN
During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to continue to apply provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note
15).

(Q)  RECLASSIFICATIONS
Certain prior period amounts in the financial statements and notes have been reclassified to conform with the current year presentation.

(2) REORGANIZATION AND INITIAL PUBLIC OFFERING

On October 31, 1996, the Company acquired all of the outstanding stock of Delta Funding Corporation in exchange for 10,653,000 shares of common stock of the Company. Prior to the exchange, Delta Funding Corporation was treated for Federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and as such, the historical earnings of Delta Funding Corporation through October 31, 1996 were taxed directly to the stockholders of Delta Funding Corporation. As a result of the exchange, the Company and Delta Funding Corporation, which became a wholly-owned subsidiary of the Company, became subject to Federal and state income taxes and the Company recorded a deferred tax liability on its balance sheet relating to the tax effect of temporary differences between book and tax accounting, principally relating to recognition of gain on sale of mortgage loans.

On November 1, 1996, the Company completed an initial public offering (IPO) of 4,600,000 shares of common stock at an offering price of $16.50 per share. The net proceeds of the offering to the Company, exclusive of underwriting discounts and commissions and other expenses, was $69.7 million. In November 1996, $32.6 million of the proceeds raised in the offering was distributed to the former S corporation shareholders with respect to declared distributions of undistributed S corporation earnings. Remaining undistributed S corporation earnings of $18.1 million were reclassified as additional paid-in capital.

 (3) LOANS HELD FOR SALE

The Company originates and purchases first and second mortgages which had a weighted average interest rate of 10.79% at December 31, 1997. These mortgages are being held as inventory, at the lower of cost or estimated market value, for future sale. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

Included in loans held for sale are deferred origination fees and purchase premiums in the amount of $3.5 million and $3.4 million at December 31, 1997 and 1996, respectively and an allowance for loan losses of $0.3 million at December 31, 1997 and 1996. Mortgages are payable in monthly installments of principal and interest and have terms varying from five to thirty years.

Activity in the allowance for loan losses for the years ended December 31 is as follows:

(DOLLARS IN THOUSANDS)                  1997        1996         1995
--------------------------------------------------------------------------------
Balance at beginning of year            $270        $240         $260
Provisions                                30          31           30
Charge-offs                                -          (1)         (50)
--------------------------------------------------------------------------------
Balance at end of year                  $300        $270         $240
--------------------------------------------------------------------------------

The Company also maintained an allowance for recourse losses of $650,000, $580,000 and $510,000 at December 31, 1997, 1996 and 1995, respectively, which is included in accounts payable and accrued expenses (see note 14).

(4) ACCOUNTS RECEIVABLE

Accounts receivable as of December 31 consist of the following:

(DOLLARS IN THOUSANDS)               1997              1996
--------------------------------------------------------------------------------
Securitization advances            $ 6,747           $ 6,237
Escrow receivable                    1,765               764
Prepaid insurance premiums           1,478             1,244
Current tax assets                  14,803                 -
Other                                6,416             2,256
--------------------------------------------------------------------------------
Total accounts receivable          $31,209           $10,501
--------------------------------------------------------------------------------

(5) CAPITALIZED MORTGAGE SERVICING RIGHTS

The Company sells mortgage loans and retains the servicing rights which generate servicing income and provide funds for additional investment and lending activities. Effective January 1, 1997, the Company adopted SFAS No. 125, which superseded SFAS No. 122 and SFAS No. 65. SFAS No. 125 prospectively changed the methodology for capitalized mortgage servicing rights and the methodology used to measure impairment of its capitalized mortgage servicing rights asset. These Statements require that upon the sale or securitization of a loan, an asset be recognized for any retained servicing rights based on the present value of the future servicing cash flows. The cash flow has been computed over the average estimated life of the mortgages, adjusted for prepayments and recorded as capitalized mortgage servicing rights.

Capitalized mortgage servicing rights are assessed periodically to determine if there has been any impairment of the asset, based on the fair value of the rights at the date of the assessment. The Company performs this assessment on the basis of the Company's historical experience, and updated estimates of prepayment and default rates for servicing rights relating to loan groups comprised of loans of similar types, terms, credit quality and interest rates, which represent the predominant risk characteristics affecting prepayment and default rates. A valuation allowance is provided for the capitalized servicing rights relating to any loan group for which the recorded investment exceeds the fair value. At December 31, 1997 and 1996, the fair value of the capitalized mortgage servicing rights approximated their recorded amounts and, accordingly, no valuation allowance was recorded.

The activity related to the Company's capitalized mortgage servicing rights for the years ended December 31 is as follows:

(DOLLARS IN THOUSANDS)              1997           1996           1995
--------------------------------------------------------------------------------
Balance, beginning of year        $11,412         $3,831         $2,421
Additions                          15,118          8,336          2,118
Amortization                       (3,668)          (755)          (708)
--------------------------------------------------------------------------------
Balance, end of year              $22,862        $11,412         $3,831
--------------------------------------------------------------------------------

(6) INTEREST-ONLY AND RESIDUAL CERTIFICATES

The interest that the Company receives upon sales through securitizations is in the form of interest-only and residual mortgage securities which are classified as interest-only and residual certificates.

In accordance with SFAS No. 125, upon the sale or securitization of a loan, a gain on sale and a corresponding asset is recognized for any interest-only and residual certificates. This asset is classified as "trading securities" and, as such, they are recorded at their fair value. Fair value of these certificates has been determined by the Company based on various economic factors, including loan type, sizes, interest rates, dates of origination, terms and geographic locations. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. In accordance with SFAS No. 115, any fair value adjustment of the interest-only and residual certificates is recognized in the statement of income and is reflected as a component of interest income.

Although the Company believes it has made reasonable estimates of the fair value of the interest-only and residual certificates likely to be realized, the rate of prepayments and the amount of defaults utilized by the Company are estimates and actual experience may vary. The gain on securitization recognized by the Company upon the sale of loans through securitizations will be overstated if prepayments or losses are greater than anticipated. Higher than anticipated rates of loan prepayments or losses would require the Company to write down the fair value of the interest-only and residual certificates, adversely impacting earnings. Similarly, if delinquencies, liquidations or interest rates were to be greater than was initially assumed, the fair value of the interest-only and residual certificates would be negatively impacted, which would have an adverse effect on income for the period in which such events occurred. Should the estimated loan life assumed for this purpose be shorter than the actual life, the amount of cash actually received over the lives of the loans would exceed the gain previously recognized at the time the loans were sold through securitizations and would result in additional income.

The Company assumes prepayment rates and defaults based upon the seasoning of its existing securitization loan portfolio. As of December 31, 1997 and 1996, the Company's underlying assumptions used in determining the fair value of its interest-only and residual certificates are as follows:

   (a)      Estimated annual prepayment rates:

      (i) for fixed-rate loan pools of 4.8% beginning in the first month of seasoning and increasing in equal increments to 24.0% by the 12th month of seasoning and thereafter;

      (ii) for adjustable-rate loan pools of 5.6% beginning in the first month of seasoning and increasing in equal increments to 28.0% by the 12th month of seasoning and thereafter at December 31, 1997, compared to 5.0% and 25.0%, respectively, at December 31, 1996. This change in assumptions was based upon the Company's on-going analysis of industry and Company prepayment trends;

   (b) A default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts of 1.90% of the amount initially securitized;

   (c) An annual discount rate of 12.0% in determining the present value of cash flows from residual certificates, which represent the predominant form of retained interest.

To date, actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations.

The activity related to the Company's interest-only and residual certificates for the years ended December 31 is as follows:

(DOLLARS IN THOUSANDS)            1997           1996          1995
--------------------------------------------------------------------------------
Balance, beginning of year     $  83,073       $ 25,310      $ 7,514
Additions                        102,072         57,456       16,750
Cash remittances, accretion
    of discount and FMV
    adjustments, net             (17,336)           307        1,046
--------------------------------------------------------------------------------
Balance, end of year            $167,809        $83,073      $25,310
--------------------------------------------------------------------------------

(7) HEDGING TRANSACTIONS

The Company regularly securitizes and sells fixed-rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale through the use of treasury lock contracts which function similar to a short-sale of US Treasury securities. The Company accounts for these contracts as hedges of specific loans held for sale. The gain or loss derived from these contracts is deferred and recognized as an adjustment to the carrying amounts of the loans for which the contracts were interest rate hedges.

As of December 31, 1997, the Company had open hedge loss positions of $0.5 million. As of December 31, 1996 and 1995, the Company did not have open hedge positions. The Company included losses of $2.0 million, $0.5 million and $1.7 million on the treasury lock contracts as part of gains on sale of loans in 1997, 1996 and 1995, respectively.

(8) WAREHOUSE FINANCING AND OTHER BORROWINGS

The Company has three warehouse credit facilities for a combined amount of $700.0 million as of December 31, 1997. These lines are collateralized by specific mortgage receivables, which are equal to or greater than the outstanding balances under the line at any point in time.

The following table summarizes certain information regarding warehouse financing and other borrowings at December 31, (DOLLARS IN MILLIONS):

                             Facility                      Balance           Expiration
Facility Description          Amount       Rate         1997    1996            Date
---------------------------------------------------------------------------------------------
Warehouse line of credit      $400.0   LIBOR + 0.75%   $23.9   $45.8            February 1998
Warehouse line of credit       200.0   LIBOR + 0.75%       -       -            February 1998
Warehouse line of credit       100.0   LIBOR + 0.63%       -       -                June 1998
Term loan                       n/a    Prime + 1.00%     0.2     0.5    Apr. 1998 - June 1998
Capital leases                  n/a    7.11% - 8.97%     4.1     2.2   Sept. 1998 - Dec. 2001
I/O and residual financing      n/a    6.44% - 7.75%       -    47.0    Oct. 1997 - Dec. 1999
---------------------------------------------------------------------------------------------
Balance at December 31,      $ 700.0                   $28.2   $95.5
---------------------------------------------------------------------------------------------

Subsequent to year end, the combined amount of the Company's warehouse facilities was increased to $790.0 million and certain expiration dates were extended. In February 1998, the first warehouse line of credit ("line") was renewed at similar terms for a period of one year, management elected not to renew the second line and the third line was increased to $140.0 million under similar terms. A new $250.0 million committed line, maturing February 1999 with an interest rate of 0.70% above LIBOR, was secured by the Company to replace the second line.

The Company had an additional line in the aggregate amount of $45.0 million in 1996. This line was collateralized by specific mortgage receivables, which were equal to or greater than the outstanding balances under the line at any point in time. The terms provided for interest at a rate of 2.00% above LIBOR. In May, 1996, the Company extinguished this line of credit at a discount. An extraordinary gain of $3.2 million was recorded in connection with this extinguishment of debt.

During 1996, the Company had lines of credit in the aggregate amount of $3.5 million with separate banks. The individual lines available and their interest rates, were as follows: $2.5 million at 0.50% above the prime rate its and $1.0 million at 2.90% above the 30-day dealer commercial paper rate. During 1996, the $2.5 million line of credit expired and, at the Company's option, was not renewed. At December 31, 1996, the Company had approximately $5,000 outstanding on the $1.0 million line of credit.

In the past, the Company had obtained financing facilities for its interest-only and residual certificates. These facilities were paid down with proceeds from the Senior Note offering (see note 9).

(9) SENIOR NOTES

9.5% Senior Notes due 2004 (the "notes") totaled $149.3 million at December 31, 1997, net of unamortized bond discount. The notes bear interest at a rate of 9.50% per annum, payable semi-annually commencing on February 1, 1998. The notes were issued on July 23, 1997, and mature on August 1, 2004 when all outstanding principal is due. On or after August 1, 2001, the notes are redeemable at the option of the Company, in whole or in part, at the redemption price set forth in the Indenture, dated July 23, 1997, governing the issuance of the notes (the "Indenture"), plus accrued and unpaid interest through the date of redemption.

The Company is required to comply with various operating and financial covenants in the Indenture. These covenants limit or restrict, among other things, the ability of the Company to consummate assets sales, pay dividends, incur additional indebtedness and incur additional liens. Costs incurred with the issuance of the notes, in the amount of $4.8 million, have been deferred and are being amortized over the seven year term using a method that approximates level-yield. At December 31, 1997, the unamortized debt issuance cost was $4.6 million.

(10) BANK PAYABLE

 In order to maximize its cash management practices, the Company has instituted a procedure whereby checks written against its operating account are covered as they are presented to the bank for payment, either by drawing down its lines of credit or from subsequent deposits of operating cash. Bank payable represents the checks outstanding at December 31, 1997 and 1996 to be paid in this manner.

(11) INVESTOR PAYABLE

Investor payable represents the collection of mortgage payments by the Company as servicer, from mortgagors, which are due to the investors. These funds, when collected, are placed in segregated bank accounts as provided by the related servicing agreements and are reflected on the Company's balance sheet as a component of cash and interest-bearing deposits.

(12) RELATED PARTY TRANSACTIONS

Miller Planning Corporation, a company which is wholly-owned by Sidney A. Miller, Chairman of the Company, acts as the Company's agent in procuring the Company's group health, disability and life insurance policies from independent insurance carriers and receives commissions from the insurance companies on the same which, in 1997, totaled approximately $13,000 and in 1996 totaled approximately $25,000. Miller Planning Corporation previously offered life and disability credit insurance to the Company's borrowers for which it received commissions.

Long Island Closing Corporation, a company wholly owned by Rona V. Miller, spouse of Sidney A. Miller, was hired by title abstract companies as closing agent to clear titles on substantially all of the Company's brokered loan closings held at the Company's headquarters until approximately August 1997. All fees for these services were paid by the borrowers, which totaled approximately $84,000 for 1997 and approximately $127,000 for 1996. In or about August 1997, Long Island Closing ceased acting as closing agent for abstract companies on the Company's brokered loan closings.

In 1996 the Company had notes due from stockholders in the amount of $990,000 which were repaid prior to December 31, 1996.

(13) EMPLOYEE BENEFIT PLANS

The Company had an employee profit sharing plan covering all eligible employees, as defined, with at least 30 months of service. The Company contributed $0.2 million and $0.1 million to the plan for the years ended

December 31,  1996  and  1995,  respectively.   Effective January 1,  1997,  the
employee profit sharing plan was merged with the Company's 401(k) Retirement Savings Plan.

The Company sponsors a 401(k) Retirement Savings Plan. Substantially all employees of the Company who are at least 21 years old are eligible to participate in the plan after completing one year of service. Contributions are made from employees' elected salary deferrals. During 1997, the Company elected to make a discretionary contribution to the Plan of $0.3 million. During 1995 and 1996, the Company made contributions to the Profit Sharing Plan noted in the preceding paragraph and no contributions to this plan.

(14) COMMITMENTS AND CONTINGENCIES

The Company has repurchase agreements with certain of the institutions that have purchased mortgages. Currently, some of the agreements provide for the repurchase by the Company of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, the Company will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans which were sold with recourse is $13.6 million at December 31, 1997 and $20.0 million at December 31, 1996.

Included in accounts payable and accrued expenses is an allowance for recourse losses of $650,000, $580,000 and $510,000 at December 31, 1997, 1996 and 1995,
respectively. During each of the three years then ended, the Company recognized, as a charge to operations, a provision for recourse losses of $70,000. There were no charge-offs made to the allowance for recourse losses during these periods.

The Company previously subleased it Woodbury offices from an affiliated company. In August 1996, the lease was assigned to the Company. This lease provides for rent to be paid on a month-to-month basis. Rental expense, net of sublease income, for the years ended December 31, 1997, 1996 and 1995 amounted to $2.6 million, $1.0 million and $0.5 million, respectively.

Minimum future rentals under non-cancelable operating leases as of December 31, 1997 are as follows:

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
              Year                               Amount
--------------------------------------------------------------------------------
              1998                           $    4,269
              1999                                4,563
              2000                                4,617
              2001                                4,578
              2002                                3,800

           Thereafter                            16,309
--------------------------------------------------------------------------------
              Total                           $  38,136
--------------------------------------------------------------------------------

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

(15) STOCK OPTION PLAN

On October 4, 1996, the Board of Directors ratified the 1996 Stock Option Plan (the "Plan") and authorized the reserve of 2,200,000 shares of authorized but unissued common stock for issuance pursuant to the Plan. Substantially all of the options issued vest over a five-year period at 20% per year and expire seven years from the grant date.

The following table summarizes certain information regarding the Plan at December 31:

                                    1997                        1996
--------------------------------------------------------------------------------
                            Number   Weighted-Average  Number   Weighted-Average
                          of Shares   Exercise Price  of Shares  Exercise Price
--------------------------------------------------------------------------------
Balance, beginning of year  464,850      $16.50           n/a            n/a
Options granted             424,110      $17.67        466,850         $16.50
Options exercised               400      $16.50            --             --
Options canceled             42,300      $18.06          2,000         $16.50
--------------------------------------------------------------------------------
Balance at end of year      846,260      $17.01        464,850         $16.50
--------------------------------------------------------------------------------
Options exercisable          96,510      $16.50          6,000         $16.50
--------------------------------------------------------------------------------

The Company applies APB Opinion No. 25, and related Interpretations in accounting for the Plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date.
Accordingly, no compensation cost has been recognized for the years ended December 31, 1997 and 1996.

Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income would have been $30.1 million and $27.2 million for 1997 and 1996, respectively. Earnings per share for 1997 would have been $1.96.

The weighted-average fair value of options granted during 1997 and 1996 was $3.54 and $3.69, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 1997 and 1996 grants:

                                    1997               1996
--------------------------------------------------------------------------------
Dividend yield                        0%                 0%
Expected volatility                  45%                51%
Risk-free interest rate            5.71%              6.00%
Expected life                    5 years            5 years

 (16) INCOME TAXES

The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 is as follows:

(DOLLARS IN THOUSANDS)               1997           1996           1995
--------------------------------------------------------------------------------
Current: Federal                   $   75         $3,305              -
         State                        763          1,150              -
--------------------------------------------------------------------------------
Total current income taxes         $  838         $4,455              -
--------------------------------------------------------------------------------
Deferred: Federal                 $16,982         $3,727              -
          State                     2,919          1,284              -
--------------------------------------------------------------------------------
Total deferred income taxes       $19,901         $5,011              -
--------------------------------------------------------------------------------
Total tax provision               $20,739        $ 9,466              -
--------------------------------------------------------------------------------

As discussed in Note 1, the Company was an S corporation through October 30, 1996 pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any Federal income tax expense. The Company was liable for state minimum taxes and that provision is included above under current state provision.

On October 31, 1996, the Company became a C corporation for Federal and state income tax purposes and as such was subject to Federal and state income tax on its taxable income for the period beginning on November 1, 1996. In connection with the change in its tax status from an S corporation to a C corporation, the Company incurred deferred income tax expense of $3.9 million as of October 31, 1996.

The temporary differences in the financial reporting and tax bases of assets and liabilities, and loss carryforward, that give rise to the Company's net deferred tax liabilities at December 31, 1997 and 1996 were as follows (DOLLARS IN THOUSANDS):


DEFERRED TAX LIABILITIES:                                         1997      1996
                                                                  ----      ----
Capitalized mortgage servicing rights                          $ 9,631   $ 4,814
Basis in residual and interest-only certificates                16,784       967
Equipment                                                          259         -
Capitalized (loans held for sale) origination fees and costs     1,507         -
--------------------------------------------------------------------------------
Total deferred tax liabilities                                 $28,181   $ 5,781
--------------------------------------------------------------------------------


DEFERRED TAX ASSETS:                                              1997      1996
                                                                  ----      ----
Capitalized mortgage servicing rights                          $   278   $   327
Credit loss reserves                                             1,270       357
Equipment                                                            -        86
Federal net operating loss carryforwards                         1,721         -
--------------------------------------------------------------------------------
Total deferred tax assets                                      $ 3,269   $   770
--------------------------------------------------------------------------------

Net deferred tax liabilities                                   $24,912   $ 5,011
--------------------------------------------------------------------------------

Under SFAS No. 109, the Company is required to maintain a valuation allowance for all or a portion of its net deferred tax assets if it believed that it was more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and other deferred tax assets would not be realized. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its net deferred tax assets and, therefore, no such valuation allowance is required.

A reconciliation of the statutory income tax rate to the effective income tax rate, as applied to income for the years ended December 31, 1997 and 1996, is as follows:

                                                                    Rate
                                                               1997       1996
--------------------------------------------------------------------------------
Federal statutory tax rate                                     35.0%      35.0%
Income earned as S corporation                                   n/a     (22.6%)
Change in tax status                                             n/a      11.6%
State and local taxes, net of Federal income tax benefit        4.7%       3.0%
Non-deductible expenses and other                               0.8%       1.3%
--------------------------------------------------------------------------------
Effective income tax rate                                      40.5%      28.3%
--------------------------------------------------------------------------------

(17) EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

For the years ended December 31:                               Pro forma
                                                              (UNAUDITED)
                                                          -------------------
(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)    1997           1996           1995
--------------------------------------------------------------------------------
Net income                               $30,411        $19,088         $2,614
Weighted-average shares                   15,359         13,066         12,629
Basic EPS                                  $1.98          $1.46          $0.21
Weighted-average shares                   15,359         13,066         12,629
Incremental shares-options                    32             10              -
--------------------------------------------------------------------------------
                                          15,391         13,076         12,629
Diluted EPS                                $1.98          $1.46          $0.21
--------------------------------------------------------------------------------

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is a summary of financial data by quarter for the years ended December 31, 1997 and 1996:

For the quarters ended

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)     March 31,   June 30,  Sept. 30,   Dec. 31,
----------------------------------------------------------------------------------------------
1997
  Revenues                                         $27,305    $30,467    $37,414    $38,664
  Expenses                                          15,064     17,848     23,735     26,053
  Net income                                         6,990      7,225      7,883      8,313
  Earnings per common share-basic and diluted         0.45       0.47       0.51       0.54

1996
  Revenues                                          $5,303    $25,027    $20,717    $22,484
  Expenses                                           5,616     12,303     10,788     11,336
  Net income/(loss)                                   (357)    15,617     10,032      1,898
  Earnings per common share-basic and diluted          n/a        n/a        n/a        n/a

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


                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A)(1) FINANCIAL STATEMENTS
                                                                         PAGE(S)
                                                                         -------
      The following Consolidated Financial Statements of Delta Financial
        Corporation and Subsidiaries are included in Part II, Item 8 of this report
      Independent Auditors' Report........................................... 30
      Consolidated Balance Sheets--December 31, 1997 and 1996................ 31
      Consolidated Statements of Income--Years ended December 31, 1997,
        1996 and 1995........................................................ 32
      Consolidated Statement of Changes in Stockholders' Equity--Years
        ended December 31, 1997, 1996 and 1995............................... 33
      Consolidated Statements of Cash Flows--Years ended December 31,
        1997, 1996 and 1995.................................................. 34
      Notes to Consolidated Financial Statements............................. 35

  (A)(2) FINANCIAL STATEMENT SCHEDULES
      Exhibits 11.1 and 27 (See - Exhibit List)

  (A)(3) EXHIBITS:

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
   *3.1 -- Certificate of  Incorporation  of Delta  Financial  Corporation
   *3.2 -- Bylaws of Delta  Financial  Corporation
  **4.1 -- Indenture dated July 23, 1997, between Delta Financial Corporation, its subsidiary guarantors and The Bank of New York, as Trustee
  *10.1 -- Employment Agreement dated October 1, 1996 between the Registrant and Sidney A. Miller
  *10.2 -- Employment Agreement dated October 1, 1996 between the Registrant and Hugh Miller
  *10.3 -- Employment Agreement dated October 1, 1996 between the Registrant and Christopher Donnelly
  *10.4 -- Employment Agreement dated October 1, 1996 between the Registrant and Randall F. Michaels
***10.5 -- Employment Agreement dated March 4, 1997 between the Registrant and Richard Blass
  *10.6 -- Lease Agreement between Delta Funding Corporation and the Tilles
             Investment Company
  +10.7 -- Fifth, Sixth and Seventh Amendments to Lease Agreement between Delta
             Funding Corporation and the Tilles Investment Company
  *10.8 -- 1996 Stock Option Plan of Delta Financial Corporation
  +11.1 -- Statement re: Computation of Per Share Earnings
  +21.1 -- Subsidiaries of Registrant
  +27   -- Financial Data Schedule
---------------
+   Filed herewith
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-11289) filed with the Commission on October 9, 1996.
**  Incorporated by reference from the Company's Current Report on Form 8-K
    (No. 001-12109) filed with the Commission on July 30, 1997.
*** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-12109) filed with the Commission on May 15, 1997.

  (B) REPORTS ON FORM 8-K

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

                             DELTA FINANCIAL CORPORATION

                             (Registrant)

Dated: March 30, 1998     By:  /S/ HUGH MILLER
                             ------------------------------
                             Hugh Miller
                             President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                 CAPACITY IN WHICH SIGNED                DATE
---------------------    -----------------------------------      --------------


/S/ SIDNEY A. MILLER     Chairman of the Board of Directors       March 30, 1998
-----------------------
Sidney A. Miller


/S/ HUGH MILLER          Chief Executive Officer, President
-----------------------    and Director                           March 30, 1998
Hugh Miller              (Principal Executive Officer)


/S/ RICHARD BLASS        Senior Vice President, Chief Financial
-----------------------    Officer and Director                   March 30, 1998
Richard Blass            (Principal Financial Officer)


/S/ MARTIN D. PAYSON     Director                                 March 30, 1998
-----------------------
Martin D. Payson


/S/ ARNOLD B. POLLARD    Director                                 March 30, 1998
-----------------------
Arnold B. Pollard

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
   *3.1 -- Certificate of  Incorporation  of Delta  Financial  Corporation
   *3.2 -- Bylaws of Delta  Financial  Corporation
  **4.1 -- Indenture dated July 23, 1997, between Delta Financial Corporation, its subsidiary guarantors and The Bank of New York, as Trustee *10.1 -- Employment Agreement dated October 1, 1996 between the Registrant and
             Sidney A. Miller
  *10.2 -- Employment Agreement dated October 1, 1996 between the Registrant and
             Hugh Miller
  *10.3 -- Employment Agreement dated October 1, 1996 between the Registrant and
             Christopher Donnelly
  *10.4 -- Employment Agreement dated October 1, 1996 between the Registrant and
             Randall F. Michaels
***10.5 -- Employment Agreement dated March 4, 1997 between the Registrant and
             Richard Blass
  *10.6 -- Lease Agreement between Delta Funding Corporation and the Tilles
             Investment Company
  +10.7 -- Fifth, Sixth and Seventh Amendments to Lease Agreement between
             Delta Funding Corporation and the Tilles Investment Company
  *10.8 -- 1996 Stock Option Plan of Delta Financial Corporation
  +11.1 -- Statement re: Computation of Per Share Earnings
  +21.1 -- Subsidiaries of Registrant
  +27   -- Financial Data Schedule
---------------
+   Filed herewith
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-11289) filed with the Commission on October 9, 1996.
** Incorporated by reference from the Company's Current Report on Form 8-K
   (No. 001-12109) filed with the Commission on July 30, 1997.
***Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-12109) filed with the Commission on May 15, 1997.