Form 10-Q
period 1998-03-31
DELTA FINANCIAL CORP
filed 1998-05-12
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1998

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the  transition  period  from _____________ to _____________

                         Commission File Number: 1-12109

                           DELTA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                        11-3336165
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                        Identification No.)

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

      As of March 31, 1998, 15,372,688 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                              INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of March  31,  1998 and
December  31,  1997...........................................................1

Consolidated Statements of Income for the three months
ended  March 31, 1998 and March 31, 1997......................................2

Consolidated Statements of Cash Flows for the three months ended
March 31, 1998 and March 31, 1997 ............................................3

Notes to Consolidated Financial Statements....................................4

Management's Discussion and Analysis of Financial Condition and
Results of Operations.........................................................6

Certain Accounting Considerations.............................................16

PART II - OTHER INFORMATION

Other Information.............................................................18

Signatures....................................................................20

Part I - Financial Information

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                       March 31,    December 31,
(Dollars in thousands, except for share data)            1998           1997
                                                     ------------   ------------
Assets
Cash and interest bearing deposits                      $ 39,608       $ 32,858
Accounts receivable                                       24,689         31,209
Loans held for sale                                       71,381         79,247
Accrued interest and late charges receivable              33,009         29,598
Capitalized mortgage servicing rights                     25,916         22,862
Interest-only and residual certificates                  186,082        167,809
Equipment, net                                            13,699         11,211
Cash held for advance payments                             7,335          6,325
Real estate owned                                            ---            ---
Prepaid and other assets                                   5,847          6,224
Goodwill                                                   5,647          5,889
                                                       ---------      ---------
     Total assets                                      $ 413,213      $ 393,232
                                                       =========      =========

Liabilities and Stockholders' Equity
Liabilities:
Bank payable                                           $   1,517      $   2,222
Warehouse financing and other borrowings                  27,593         28,233
Senior notes                                             149,326        149,307
Accounts payable and accrued expenses                     10,850         15,503
Investor payable                                          52,555         40,852
Advance payment by borrowers for taxes and insurance       6,953          5,750
Income taxes payable                                      29,715         24,912
                                                       ---------      ---------
   Total liabilities                                   $ 278,509      $ 266,779
                                                       ---------      ---------

Stockholders' Equity:
Capital stock, $.01 par value. Authorized
 49,000,000 shares; issued and outstanding
 15,372,688 at March 31,  1998 and
 December 31, 1997                                     $     154      $     154
Additional paid-in capital                                93,476         93,476
Retained earnings                                         41,074         32,823
                                                       ---------      ---------
   Total stockholders' equity                            134,704        126,453
                                                       ---------      ---------
     Total liabilities and stockholders' equity        $ 413,213      $ 393,232
                                                       =========      =========



          See accompanying notes to consolidated financial statements.

                                       1

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
(Dollars in thousands, except per share data)            1998             1997
                                                       --------         --------
Revenues:
  Net gain on sale of mortgage loans                   $26,826          $17,314
  Interest                                               6,665            5,559
  Servicing fees                                         1,914            1,392
  Origination fees                                       5,749            3,040
                                                       -------          -------
     Total revenues                                     41,154           27,305
                                                       -------          -------
Expenses:
  Payroll and related costs                             12,502            7,496
  Interest expense                                       7,066            3,170
  General and administrative                             8,485            4,399
                                                       -------          -------
     Total expenses                                     28,053           15,065
                                                       -------          -------

Income before income taxes                              13,101           12,240
Provision for income taxes                               4,850            5,250
                                                       -------          -------
Net income                                             $ 8,251          $ 6,990
                                                       =======          =======

Per share data:
   Earnings per common share - basic and diluted         $0.54            $0.45
   Weighted-average number of shares outstanding    15,372,688       15,319,271











         See accompanying notes to consolidated financial statements.


                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                              Three Months Ended
                                                                                   March 31,
(Dollars in thousands)                                                        1998          1997
                                                                            --------      --------
Cash flows from operating activities:
    Net income                                                              $ 8,251       $ 6,990
    Adjustments to reconcile net income to net cash used in
      Operating activities:
       Provision for loan and recourse losses                                    25            25
       Depreciation and amortization                                            928           444
       Capitalized mortgage servicing rights, net of amortization            (3,054)       (2,036)
       Deferred origination fees                                                850            25
       Interest-only and residual certificates received in
         securitization transactions, net                                   (18,273)      (18,786)
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                          6,520        (4,562)
          Decrease in loans held for sale, net                                7,008         5,812
          Increase in accrued interest and late charges receivable           (3,411)       (1,441)
          Increase in cash held for advance payments                         (1,010)          (97)
          Decrease in prepaid and other assets                                  377            17
          Decrease in accounts payable and  accrued expenses                 (4,670)         (431)
          Increase (decrease) in investor payable                            11,703        (2,199)
          Increase in advance payments by borrowers for taxes and
             insurance                                                        1,203            83
          Increase in income taxes payable                                    4,803         4,719
                                                                            --------      --------
              Net cash provided by (used in) operating activities            11,250       (11,437)
                                                                            --------      --------
Cash flows from investing activities:
    Acquisition of Fidelity Mortgage                                              -        (3,675)
    Purchase of equipment                                                    (3,155)         (660)
                                                                            --------      --------
              Net cash used in investing activities                          (3,155)       (4,335)
                                                                            --------      --------
Cash flows from financing activities:
    (Repayments of) proceeds from  warehouse financing and other
      borrowings, net                                                          (640)       16,794
    Decrease in bank payable, net                                              (705)         (651)
                                                                            --------      --------
              Net cash (used in) provided by financing activities            (1,345)       16,143
                                                                            --------      --------
              Net increase in cash and interest bearing deposits              6,750           371

Cash and interest bearing deposits at beginning of period                    32,858        18,741
                                                                            --------      --------
Cash and interest bearing deposits at end of period                        $ 39,608      $ 19,112
                                                                           =========     =========

Supplemental Information:
Cash paid during the period for:
    Interest                                                               $ 10,626      $  3,906
    Income taxes                                                                118         4,444


          See accompanying notes to consolidated financial statements.



                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1998 and December 31, 1997


(1) Organization
Delta Financial Corporation (the "Company") is a Delaware corporation which was organized in August 1996. On October 31, 1996, the Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, par value $.01 per share.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1997.

All adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. Certain prior period amounts in the financial statements have been reclassified to conform with the current year presentation.

(3) Earnings Per Share
The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

For the periods ended March 31:

(Dollars in thousands, except EPS data)        1998               1997

------------------------------------------------------------------------------
Net income                                   $8,251               $6,990
Weighted-average shares                  15,372,688           15,319,271
 Basic EPS                                    $0.54                $0.45

Weighted-average shares                  15,372,688           15,319,271
Incremental shares-options                    1,081              101,612
------------------------------------------------------------------------------
                                         15,373,769           15,420,883
Diluted EPS                                   $0.54                $0.45

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  Consolidated
Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements set forth therein.

General

   Delta Financial engages in the consumer finance business by originating, acquiring, selling and servicing non-conforming home equity loans. Throughout its 16 years of operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios and typically have substantial equity in their homes.

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

   Through its wholly-owned subsidiary, Fidelity Mortgage Inc., the Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 15 retail offices located in 9 states.

   For the three  months  ended  March 31,  1998,  the  Company  originated  and purchased $387 million of loans, an increase of 63% over the $237 million originated and purchased in the comparable period in 1997. Of these amounts, approximately $168 million were originated through its network of brokers, $167 million were purchased from its network of correspondents and $52 million were originated through its retail network in the three months ended March 31, 1998, compared to $106 million, $123 million and $8 million, respectively, for the same period in 1997.

   The following table sets forth information relating to the delinquency and loss experience of the mortgage loans serviced by Delta (primarily for the securitization trusts, as described below) for the periods indicated. Delta is not the holder of the securitization loans, but generally holds interest-only or residual certificates of the trusts, as well as the servicing rights, each of which may be adversely affected by defaults.

                                                               Three Months Ended
                                                       ----------------------------------
(Dollars in thousands)                                 March 31, 1998   December 31, 1997
                                                       --------------   -----------------
Total Outstanding Principal Balance
    (at period end)..................................   $ 2,100,124         $ 1,840,150
Average Outstanding(1)...............................   $ 2,007,612         $ 1,744,810
DELINQUENCY (at period end) 30-59 Days:
    Principal Balance................................     $  88,795          $   90,053
    Percent of Delinquency(2)........................         4.23%               4.89%
60-89 Days:
    Principal Balance................................     $  33,401          $   28,864
    Percent of Delinquency(2)........................         1.59%               1.57%
90 Days or More:
    Principal Balance................................     $  22,607          $   17,696
    Percent of Delinquency(2)........................         1.08%               0.96%
Total Delinquencies:
    Principal Balance................................     $ 144,803          $  136,613
    Percent of Delinquency(2)........................         6.90%               7.42%
FORECLOSURES
    Principal Balance................................     $ 102,743           $  85,500
    Percent of Foreclosures by Dollar(2).............         4.89%               4.65%
REO (at end of period)...............................      $ 13,192            $ 10,292
Net Gains/(Losses) on liquidated loans...............      $ (1,542)           $ (1,579)
Percentage of Net Gains/(Losses) on liquidated loans
    (based on Average Outstanding Balance)(3)........        (0.31%)             (0.36%)
---------------

(1) Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total by the number of months in the applicable period.
(2) Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3) Annualized

Securitizations

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

   The Company has, from time to time, sold its economic interest in the interest-only certificates for cash proceeds including, most recently, the interest-only certificates on its last three 1997 securitization transactions and its 1998 first quarter securitization transaction.

Recent Growth

   The Company has experienced significant loan origination and purchase growth in the last few years, particularly since January 1, 1995. Management believes that this growth is primarily attributable to the Company's (i) geographic expansion of its operations, (ii) further penetration into its established markets, (iii) increased access to capital and additional funding sources through (a) the capital markets and (b) larger warehouse finance agreements which have enabled the Company to accumulate larger pools of loans for sales through securitizations, and (iv) recent expansion of its production channels through the acquisition of the Fidelity Mortgage retail operations.

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

   The comparability of the results of operations for the three months ended March 31, 1998 and March 31, 1997, and financial position as of March 31, 1998 and December 31, 1997 may also be affected by the Company's acquisition of Fidelity Mortgage.

Results of Operations

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

Revenues

   Total revenues for the three months ended March 31, 1998 increased $13.9 million, or 51%, to $41.2 million from $27.3 million for the comparable period in 1997. The increase in revenue was primarily attributable to the increase in the net gain recognized on the sale of mortgage loans, reflecting the growth in the Company's level of loan originations, purchases and securitizations. Revenue also increased in all other categories including origination fees, servicing fees, and interest income.

   For the three months ended March 31, 1998, the Company originated and purchased $387 million of mortgage loans, representing a 63% increase from $237 million of mortgage loans originated and purchased for the three months ended March 31, 1997. The Company completed a $400 million securitization during the three months ended March 31, 1998 compared to a $235 million securitization in the corresponding period in the prior year, representing a 70% increase. Total loans serviced at March 31, 1998 increased 89% to $2.10 billion from $1.11 billion at March 31, 1997.

   Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans represents (i) the sum of (a) the fair value of the retained interest-only and residual certificates associated with loans securitized in each period and the market value of the sold interest-only strips, (b) the fair value of mortgage servicing rights associated with loans securitized in each period, and (c) premiums earned on the sale of whole loans on a servicing-released basis, (ii) less the (x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations and (z) any hedge loss (gain).

   For the three months ended March 31, 1998, net gain on sale of mortgage loans increased $9.5 million, or 55%, to $26.8 million from $17.3 million for the three months ended March 31, 1997. This increase was primarily due to a 70% increase in the amount of loans securitized in the first quarter of 1998 compared to the same period in 1997. Net gains from the sale of loans increased less than the overall increase in loan securitizations primarily because of market driven increases in the pass-through rates required by REMIC trust investors which reduced the value of the interest-only and residual certificates the Company received in connection with that quarter's securitization. The weighted average net gain on sale ratio for the three months ended March 31, 1998, and for the comparable period in 1997, was 6.7% and 7.4%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized.

   Interest Income. Interest income primarily represents the sum of (i) interest earned on loans held for sale, (ii) interest earned on cash collection balances, and (iii) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect the change in the fair value in the interest-only and residual certificates.

   Interest income for the three months ended March 31, 1998 increased $1.1 million, or 20%, to $6.7 million from $5.6 million in the comparable period in 1997. The increase in interest income was primarily due to (a) a higher average balance of mortgage loans held for sale during the three months ended March 31, 1998 driven by higher loan originations and purchases as noted above and (b) an increase in excess servicing received from the Company's interest-only and residual certificates, partially offset by the fair value adjustment to the interest-only and residual certificates, primarily related to distributions received from the securitization trusts. This increase was partially offset by a lower mortgage coupon of 10.4% from 11.3% reflecting the Company's shift to a higher credit quality borrower and a lower economic interest rate environment.

   Servicing Fees. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (a) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to provide valuation allowances for the impairment in mortgage servicing rights and
(b) prepaid interest shortfalls.

   Servicing fees for the three months ended March 31, 1998 increased $0.5 million, or 36%, to $1.9 million from $1.4 million in the comparable period in 1997. This increase was primarily due to a higher average loan servicing portfolio, which resulted in increased contractual and ancillary service fees, net of amortization of the Company's capitalized mortgage servicing rights, in 1998 compared to 1997. During the three months ended March 31, 1998, the average balance of mortgage loans serviced by the Company increased 91% to $2.01 billion from $1.05 billion during the comparable period in 1997. The amount of mortgage loans serviced by the Company increased at a faster rate than the amount of servicing fees, primarily as a result of (a) a reduction in the contractual servicing fee rate from 0.65% to 0.50% per annum beginning with the 1996-2 securitization in September 1996, and (b) an increase in the amount of amortization during the three months ended March 31, 1998 as compared to the comparable period in 1997.

   Origination Fees. Origination fees represent fees earned on brokered and retail originated loans. Origination fees for the three months ended March 31, 1998 increased $2.7 million, or 90%, to $5.7 million from $3.0 million in the comparable period in 1997. The increase is primarily the result of (a) the 1997 acquisition of Fidelity Mortgage and the subsequent expansion of its retail network which accounted for $3.9 million of origination fees in 1998, or a

144% increase from $1.6 million in 1997, and (b) a 58% increase in broker originated loans and a commensurate increase in broker loan origination fees.

Expenses

   Total expenses increased $13.0 million, or 86%, to $28.1 million for three months ended March 31, 1998, from $15.1 million for the comparable period in 1997. The increase in expenses was primarily the result of (i) increased interest expense due to (a) higher interest costs associated with increased borrowings under the Company's warehouse facilities to finance the growth in loan origination and purchase activities, and (b) the issuance in July 1997 of $150 million aggregate principal amount of 9.5% Senior Notes due 2004 (the "Senior Notes"), (ii) an increase in the Company's personnel related to higher loan originations, including in its Fidelity Mortgage retail division and (iii) costs associated with the expansion of the Company's retail, broker and correspondent divisions.

   Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees. For the three months ended March 31, 1998, payroll and related costs expense increased $5.0 million, or 67%, to $12.5 million from $7.5 million for the comparable period in 1997. This increase is primarily due to staff increases related to growth in the Company's loan originations and the costs associated with the Company's broker, correspondent and Fidelity Mortgage retail division. As of March 31, 1998, the Company employed 941 full- and part-time employees, 319 of which are employees of Fidelity Mortgage, compared to 530 full- and part-time employees as of March 31, 1997.

   Interest Expense. Interest expense includes the borrowing costs to finance loan originations and purchases under (i) the Company's credit facilities, (ii) the Senior Notes, and (iii) its investment in interest-only and residual certificates.

   For the three months ended March 31, 1998, interest expense increased $3.9 million, or 122%, to $7.1 million from $3.2 million for the comparable period in 1997. The increase in interest expense was attributable to (i) growth in loan production, which increased the level of debt needed throughout the first quarter of 1998 to finance the inventory of loans held for sale prior to their securitization, (ii) a higher cost of funds on the Company's credit facilities which were tied to one-month LIBOR, and (iii) the Company's issuance in July 1997 of the Senior Notes. The one-month LIBOR index increased to an average interest rate of 5.6% in the three months ended March 31, 1998, compared to an average interest rate of 5.5% for the comparable period in 1997.

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

   For the three months ended March 31, 1998, general and administrative expenses increased $4.1 million, or 93%, to $8.5 million from $4.4 million for the comparable period in 1997. This increase was primarily attributable to (i) the expansion costs associated with the Company's increasing the number of Fidelity Mortgage retail branch offices from five to fifteen and (ii) an increase in expenses associated with the Company's increase in loan origination and purchases.

   Income Taxes. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   The Company recorded a tax provision of $4.9 million and $5.3 million for the periods ended March 31, 1998 and 1997, respectively.

   Income taxes provided a 37.0% effective tax rate for the three months ended March 31, 1998, compared to a 42.9% assumed effective tax rate for the three months ended March 31, 1997. The reduction in the effective tax rate is primarily attributable to the Company's expansion into lower tax rate states and local jurisdictions.

Financial Condition

March 31, 1998 compared to December 31, 1997

   Cash and interest bearing deposits increased $6.7 million, or 20%, to $39.6 million at March 31, 1998 from $32.9 million at December 31, 1997. The increase was primarily the result of additional monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable decreased $6.5 million, or 21%, to $24.7 million at March 31, 1998 from $31.2 million at December 31, 1997. The decrease was primarily attributable to the receipt of a federal tax refund partially offset by an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations, related to a higher average servicing portfolio. The Company's servicing portfolio increased 14% to $2.10 billion as of March 31, 1998 from $1.84 billion as of December 31, 1997.

   Loans held for sale decreased $7.8 million, or 10%, to $71.4 million at March 31, 1998 from $79.2 million at December 31, 1997. This decrease was primarily the result of a larger percentage of loans securitized, compared to loans originated and purchased, in the first quarter of 1998.

   Accrued interest and late charges receivable increased $3.4 million, or 11%, to $33.0 million at March 31, 1998 from $29.6 million at December 31, 1997. This increase was primarily due to a higher average loan servicing portfolio which resulted in increased reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights increased $3.0 million, or 13%, to $25.9 million at March 31, 1998, from $22.9 million at December 31, 1997. This increase was directly attributable to the Company's capitalizing the fair market value of the servicing assets, totaling $4.9 million, resulting from the Company's completion of a securitization during the first quarter of 1998, partially offset by the amortization of capitalized mortgage servicing rights.

   Interest-only and residual certificates increased $18.3 million, or 11%, to $186.1 million at March 31, 1998 from $167.8 million at December 31, 1997. This increase is primarily attributable to the Company's receipt of a residual certificate valued and recorded at $23.9 million from the securitization in the first quarter of 1998, partially offset by adjustments to reflect changes in fair value primarily due to distributions , totaling $5.6 million.

   Equipment, net, increased $2.5 million, or 22%, to $13.7 million at March 31, 1998 from $11.2 million at December 31, 1997. The increase was primarily due to capital expenditures related to new technology and our continued expansion of Fidelity Mortgage.

   Cash held for advance payments increased $1.0 million, or 16%, to $7.3 million at March 31, 1998 from $6.3 million at December 31, 1997. The increase was primarily due to a higher average loan servicing portfolio resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   The aggregate principal balance of the Senior Notes totaled $149.3 million at March 31, 1998, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1, commencing on February 1, 1998. The Company did not have any Senior Notes outstanding prior to July 1997.

   Accounts payable and accrued expenses decreased $4.6 million or 30%, to $10.9 million at March 31, 1998 from $15.5 million at December 31, 1997. This decrease was primarily attributable to a payment of interest on Senior Notes.

   Investor payable increased $11.7 million, or 29%, to $52.6 million at March 31, 1998 from $40.9 million at December 31, 1997. This increase was primarily due to the 14% increase in the Company's portfolio of serviced loans. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Advance payments by borrowers for taxes and insurance increased $1.2 million, or 21%, to $7.0 million at March 31, 1998 from $5.8 million at December 31, 1997. This increase is primarily due to a higher average loan servicing portfolio and the timing of payments collected and disbursed resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Stockholders' equity increased $8.2 million, or 6%, to $134.7 million at March 31, 1998 from $126.5 million at December 31, 1997. This increase is due to net income for the three month period ending March 31, 1998.

Liquidity and Capital Resources

   While the Company has historically operated on a negative cash flow basis due primarily to increases in the volume of loan purchases and originations and the growth of its securitization program, the Company has partially offset its negative cash flow in recent quarters, and expects to continue to do for the foreseeable future, as a result of the securitization structures that the Company has utilized as well as the Company's concentration on the less cash-intensive broker and retail originations. Currently, the Company's primary cash requirements include the funding of (i) mortgage originations and purchases pending their pooling and sale, (ii) the points and expenses paid in connection with the acquisition of correspondent loans, (iii) interest expense on its Senior Notes and warehouse and other financings, (iv) fees, expenses and tax payments incurred in connection with its securitization program, and (v) ongoing administrative and other operating expenses. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases.

   The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans. For the quarters ended March 31, 1998 and 1997, the Company had an operating cash surplus of $11.3 million and an operating cash deficit of $11.4 million, respectively. The cash surplus as of March 31, 1998, was primarily due to a one-time tax refund, an increase in the Company's restricted cash held for securitization trust accounts and an increase in loans sold from the Company's inventory of loans held for sale. As it has done for the past three quarters, Delta utilized a senior/subordinate structure for its first quarter 1998 securitization and sold an interest-only certificate. This quarter's securitization structure allowed Delta to sell an interest-only certificate twice as large on a percentage basis than any of the Company's previous interest-only certificates sales. This transaction, coupled with the receipt of a tax refund, but partially offset by the semi-annual Senior Note interest payment, resulted in additional cash flow. During the first quarter of 1997, the Company had an operating cash flow deficit as a result of increased loan originations and purchases, and the structure of the 1997 securitization, in which the interest-only certificate was retained by the Company.

   Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support the continued growth of its loan originations and purchases, securitizations and general operating expenses. On July 23, 1997, the Company completed an offering of the Senior Notes. A portion of the Senior Notes proceeds were used to pay down various financing facilities with the remainder used to fund the Company's growth in loan originations and purchases and its ongoing securitization program. The Company's primary sources of liquidity continue to be warehouse and other financing facilities, securitizations and, subject to market conditions, sales of whole loans and additional debt and equity securities.

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has three warehouse facilities for this purpose. One warehouse facility is a $400 million committed credit line with a variable rate of interest and a maturity date of February 1999. This facility was converted from an uncommitted to a committed line during the three months ended March 31, 1997 and the maturity date was extended from February 1998 to February 1999 during the three months ended March 31, 1998. The Company's second warehouse facility was a $200 million committed revolving line with a variable rate of interest and a maturity date of February 1998. In February 1998, management elected not to renew this line and secured a new $250 million committed revolving line with a variable rate of interest which has a maturity date of May 1999. The Company's third warehouse facility is a syndicated $140 million committed revolving line with a variable rate of interest and a maturity date of June 1998. This facility was increased from $100 million to $140 million during the three months ended March 31, 1998. The outstanding balance on the $400 million facility as of March 31, 1998 was $21.5 million. The Company had no outstanding balances for the $250 million facility and the $140 million facility as of March 31, 1998.

   The Company has in the past obtained financing facilities for interest-only and residual certificates acquired as part of its securitizations. As of March 31, 1998, the Company did not have any indebtedness secured by interest-only and residual certificates. In addition, the Company is limited by the terms of the Indenture governing the Senior Notes as to the amount of future indebtedness permitted to be secured by interest-only and residual certificates.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of March 31, 1998.

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

   The Company believes that its current hedging strategy of using treasury rate lock contracts is the most effective way to manage its interest rate risk on loans prior to securitization. Because the Company's securitization closed on March 31, 1998, the Company had no hedge outstanding as of that date.

Certain Accounting Considerations

SFAS No. 130

   SFAS No. 130, "Reporting on Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has determined that the implementation of the requirements of SFAS No. 130 will not affect the Company's net income, cash flows or financial position.

SFAS No. 131

   SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement requires a public business enterprise to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company has determined that the implementation of the requirements of SFAS No.131 will not affect the Company's net income, cash flows or financial position.

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

   Several class-action lawsuits have been filed against a number of consumer finance companies alleging that the compensation of mortgage brokers through the payment of yield spread premiums violates various federal and state consumer protection laws. The Company has been named in two such lawsuits:

         a. On March 18, 1997, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates, among other things, the Real Estate Settlement Procedures Act ("RESPA"). The complaint seeks (i) certification of a class of plaintiffs, (ii) an injunction against payment of yield spread premiums by the Company and (iii) unspecified compensatory and punitive damages (including attorney's fees). On July 7, 1997, the Company filed an answer to the plaintiff's amended complaint.

         b. On or about February 10, 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Northern District of Mississippi - Greenville Division, alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates RESPA. The complaint seeks (i) certification of a class of plaintiffs, and (ii) unspecified compensatory damages (including attorney's fees). On March 31, 1998, the Company filed an answer to the complaint.

   Management believes the Company has meritorious defenses and intends to defend these suits, but the Company cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 2.  Changes in Securities.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6.  Exhibits and Current Reports on Form 8-K.

    (a)Exhibits:            10.1 Eighth Amendment to Lease Agreement between
                                 Delta Funding Corporation and the Tilles
                                 Investment Company, dated April 1, 1998.

                            11.1 Statement re: Computation of Per Share Earnings

                            27.1 Financial Data Schedule - Three Months ended
                                 March 31, 1998

                            27.2 Financial Data Schedule - Three Months ended
                                 March 31, 1997

    (b)Reports on Form 8-K: None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DELTA FINANCIAL CORPORATION
                                                (Registrant)

Date:  May 11, 1998
                                          By:/s/ HUGH MILLER
                                             -----------------------------------
                                             Hugh Miller
                                             President & Chief Executive Officer


                                          By:/s/ RICHARD BLASS
                                             -----------------------------------
                                             Richard Blass
                                             Senior  Vice President and
                                             Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number      Description

10.1 Eighth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company, dated April 1, 1998.

11.1        Statement re: Computation of Per Share Earnings.

27.1        Financial Data Schedule - Three Months ended March 31, 1998

27.2        Financial Data Schedule - Three Months ended March 31, 1997