Form 10-Q
period 1998-06-30
DELTA FINANCIAL CORP
filed 1998-08-14
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1998

                                       or

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

      As of June 30, 1998, 15,359,588 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997...... 1

Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and June 30, 1997...................................... 2

Consolidated Statements of Cash Flows for the six months ended
June 30, 1998 and June 30, 1997............................................ 3

Notes to Consolidated Financial Statements................................. 4

Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................... 8

New Accounting Pronouncements..............................................22

PART II - OTHER INFORMATION

Other Information..........................................................24

Signatures.................................................................26

Part I - Financial Information

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,    December 31,
(Dollars in thousands, except for share data)             1998          1997
                                                      -----------   ------------
Assets
Cash and interest bearing deposits                     $  37,850      $  32,858
Accounts receivable                                       25,667         31,209
Loans held for sale                                       81,880         79,247
Accrued interest and late charges receivable              37,846         29,598
Capitalized mortgage servicing rights                     26,887         22,862
Interest-only and residual certificates                  183,938        167,809
Equipment, net                                            14,365         11,211
Cash held for advance payments                             8,535          6,325
Prepaid and other assets                                   6,472          6,224
Goodwill                                                   6,605          5,889
                                                       ---------      ---------
   Total assets                                        $ 430,045      $ 393,232
                                                       =========      =========
Liabilities and Stockholders' Equity
Liabilities:
Bank payable                                           $     864      $   2,222
Warehouse financing and other borrowings                  50,263         28,233
Senior Notes                                             149,346        149,307
Accounts payable and accrued expenses                     16,800         15,503
Investor payable                                          51,428         40,852
Advance payment by borrowers for taxes and insurance       7,934          5,750
Income taxes payable                                      23,852         24,912
                                                       ---------      ---------
   Total liabilities                                   $ 300,487      $ 266,779
                                                       ---------      ---------

Stockholders' Equity:
Capital stock, $.01 par value. Authorized
  49,000,000 shares; issued and outstanding
  15,359,588 shares and 15,372,688 shares at
  June 30, 1998 and December 31, 1997, respectively    $     154      $     154
Additional paid-in capital                                93,501         93,476
Retained earnings                                         36,172         32,823
Treasury stock, at cost (14,600 shares and 0 shares
  at June 30, 1998 and December 31, 1997,
  respectively)                                             (269)           ---
                                                       ---------      ---------
   Total stockholders' equity                            129,558        126,453
     Total liabilities and stockholders' equity        ---------      ---------
                                                       $ 430,045      $ 393,232
                                                       =========      =========


          See accompanying notes to consolidated financial statements.

                                       1

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
(Dollars in thousands, except per share data)    1998          1997              1998          1997
                                               --------      --------          --------      --------
Revenues:
  Net gain on sale of mortgage loans           $24,755       $18,454           $51,581       $35,768
  Interest                                     (10,393)        6,339            (3,728)       11,898
  Servicing fees                                   411         1,899             2,325         3,291
  Origination fees                               5,909         3,774            11,658         6,814
                                               --------      --------          --------      --------
      Total revenues                            20,682        30,466            61,836        57,771
                                               --------      --------          --------      --------
Expenses:
  Payroll and related costs                     13,141         9,013            26,400        16,945
  Interest expense                               7,626         3,921            14,692         7,091
  General and administrative                     7,951         4,914            15,679         8,877
                                               --------      --------          --------      --------
      Total expenses                            28,718        17,848            56,771        32,913
                                               --------      --------          --------      --------

(Loss) income before income
   taxes (benefit)                              (8,036)       12,618             5,065        24,858
Provision for income taxes (benefit)            (3,134)        5,394             1,716        10,644
                                               --------      --------          --------      --------
Net (loss) income                              $(4,902)      $ 7,224           $ 3,349       $14,214
                                               ========      ========          ========      ========

Per share data:
    Net (loss) income per common
      share - basic and diluted                 $(0.32)       $ 0.47            $ 0.22        $ 0.92
                                              =========     =========         =========     =========
    Weighted-average number
      of shares outstanding                 15,376,416    15,372,288        15,374,535    15,345,926
                                            ===========   ===========       ===========   ===========





          See accompanying notes to consolidated financial statements.


                                       2

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                         Six Months Ended
                                                                              June 30,
(Dollars in thousands)                                                  1998           1997
                                                                     ---------      ---------
  Cash flows from operating activities:
   Net income                                                        $  3,349       $ 14,214
   Adjustments to reconcile net income to net cash used in
     Operating activities:
      Provision for loan and recourse losses                               50             50
      Depreciation and amortization                                     1,953          1,047
      Net increase in capitalized mortgage servicing rights            (4,025)        (4,615)
      Deferred origination fees                                           896            114
      Net increase in interest-only and residual certificates         (16,129)       (38,543)
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                     5,542        (11,501)
         Increase in loans held for sale, net                          (3,544)           (71)
         Increase in accrued interest and late charges receivable      (8,248)        (3,854)
         Increase in cash held for advance payments                    (2,210)           (39)
         (Increase) decrease in prepaid and other assets                 (248)            32
         Increase in accounts payable and accrued expenses                 62            236
         Increase in investor payable                                  10,576          2,087
         Increase in advance payments by borrowers for
          taxes and insurance                                           2,184             26
         (Decrease) increase in income taxes payable                   (1,060)         7,168
                                                                     ---------      ---------
           Net cash used in operating activities                      (10,852)       (33,649)
                                                                     ---------      ---------
Cash flows from investing activities:
   Acquisition of Fidelity Mortgage                                       ---         (3,675)
   Purchase of equipment                                               (4,584)        (2,968)
                                                                     ---------      ---------
           Net cash used in investing activities                       (4,584)        (6,643)
                                                                     ---------      ---------
Cash flows from financing activities:
   Proceeds from warehouse financing and other borrowings, net         22,030         38,058
   (Decrease) increase in bank payable, net                            (1,358)         5,366
   Purchase of treasury stock                                            (269)           ---
   Proceeds from exercise of stock options                                 25            ---
                                                                     ---------      ---------
   Net cash provided by financing activities                           20,428         43,424
                                                                     ---------      ---------
           Net increase in cash and interest bearing deposits           4,992          3,132

Cash and interest bearing deposits at beginning of period              32,858         18,741
                                                                     ---------      ---------
Cash and interest bearing deposits at end of period                  $ 37,850       $ 21,873
                                                                     =========      =========

Supplemental Information:
Cash paid during the period for:
   Interest                                                          $ 14,513       $  7,697
   Income taxes                                                         2,799       $ 12,991

          See accompanying notes to consolidated financial statements.

                                        3

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Organization
Delta Financial Corporation (the "Company") is a Delaware corporation which was organized in August 1996. On October 31, 1996, in connection with its initial public offering, the Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, par value $.01 per share.

On February 11, 1997, the Company acquired Fidelity Mortgage Inc. and Fidelity Mortgage (Florida), Inc. (together referred to herein as "Fidelity Mortgage"), retail residential mortgage origination companies, for a combination of cash and stock with a value of $6.3 million. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Fidelity Mortgage from February 11, 1997 have been included in the Company's consolidated financial statements. In connection with these acquisitions the Company recorded goodwill of approximately $6.3 million, which is being amortized on a straight-line basis over seven years. On October 1, 1997, the acquired operations were merged and have continued to operate as Fidelity Mortgage. As a result of meeting certain production targets during the year ended June 30, 1998, the sellers will be paid in August 1998 an additional $1.2 million of purchase price in the form of 101,361 shares of Delta stock. The additional consideration of $1.2 million has been recorded as additional goodwill at June 30, 1998 to be amortized over the remaining life of the goodwill.

(2) Basis of Presentation
The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1997.

All adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. Certain prior period amounts in the financial statements have been reclassified to conform with the current year presentation.

(3) Fair Value Adjustments
During the second quarter of 1998 the Company recorded a $15.5 million reduction in the carrying amount of its interest-only and residual certificates, and also recorded a $1.9 million reduction in the carrying amount of its mortgage servicing rights to reflect a provision for impairment (the "fair values adjustments"). Both provisions result from reductions in the Company's estimates of the fair values of those assets, which reductions resulted from a change in the prepayment assumptions used to estimate the future cash flows to be derived from the interest-only and residual certificates and the servicing rights.

As required by generally accepted accounting principles, the Company at each reporting period estimates the fair value of its interest-only and residual certificates and its mortgage servicing rights. The carrying amount of the interest-only and residual certificates is adjusted to the fair value. For mortgage servicing rights, a valuation allowance is recorded if the fair value is less than the carrying amount.

The fair values of both interest-only and residual certificates and mortgage servicing rights are significantly affected by, among other factors, prepayments of loans and the estimates of future prepayment rates. The Company continually reviews its prepayment assumptions in light of company and industry experience, and makes adjustments to those assumptions when such experience indicates.

During 1997 the Company made certain changes in its prepayment assumptions, principally increasing the estimated maximum prepayment rates for adjustable-rate loan pools. The effect of that change in prepayment assumptions did not materially affect the fair value of the interest-only and residual certificates in 1997.

The Company again reviewed its prepayment experience and assumptions at June 30, 1998. Such review indicated that the prepayment rates during 1998, particularly for adjustable-rate mortgages, and in particular during the second quarter of 1998, have been higher than those historically experienced, or previously projected, by the Company. The Company believes that these increases in prepayments are attributable to the continuation, for a longer period than historically experienced, of low interest rates, together with recent changes, to a flatter or inverted curve, of the relationship between long-term and short-term interest rates (the "yield curve").

As a result, at June 30, 1998 the Company adjusted its prepayment assumptions, increasing the maximum prepayment rates for all loans, and changing the rate at which prepayments are assumed to increase from the initial rate to the maximum rate from a straight-line build-up to a "vector" curve. These revised prepayment assumptions were used in estimating the fair value of the interest-only and mortgage servicing rights retained by the Company in securitizations completed prior to the second quarter of 1998, requiring the fair value adjustments. These revised prepayment assumptions were also used in initially valuing and recording the interest-only and residual certificates and mortgage servicing rights retained by the Company in its second quarter

1998 securitization.

The following table compares the prepayment assumptions used at June 30, 1998 (the "new" assumptions) with those used at December 31, 1997 and through the first quarter of 1998 (the "old" assumptions):

--------------------------------------------------------------------------------
Loan Type              Curve Description    Month 1 Speed        Peak Speed
--------------------------------------------------------------------------------
                          Old      New       Old      New       Old      New
--------------------------------------------------------------------------------
Fixed Rate Loans         Ramp     Vector    4.8%      4.8%      24%      31%
Six-Month LIBOR ARMs     Ramp     Vector    5.6%     10.0%      28%      50%
Hybrid ARMs              Ramp     Vector    5.6%      6.0%      28%      50%
--------------------------------------------------------------------------------

(4) Earnings Per Share
The following is a reconciliation of the denominators used in the computations of basic and diluted Earnings Per Share (EPS). The numerator for calculating both basic and diluted EPS is net (loss) income.


                                            Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                          -----------------------     ------------------------
 (Dollars in thousands, except EPS data)       1998         1997           1998        1997
----------------------------------------------------------------------------------------------
Net (loss) income                            $(4,902)      $7,224         $3,349      $14,214
Weighted-average shares                   15,376,416   15,372,288     15,374,535   15,345,926
Basic EPS                                     $(0.32)       $0.47          $0.22        $0.92

Weighted-average shares                   15,376,416   15,372,288     15,374,535   15,345,926
Incremental shares-options and
    Fidelity additional shares               143,616       65,156         51,656       64,304
----------------------------------------------------------------------------------------------
                                          15,520,032   15,437,444     15,426,191   15,410,230
Diluted EPS                                   $(0.32)       $0.47          $0.22        $0.92


(5) Stock Repurchase Plan
On May 7, 1998, the Company's Board of Directors authorized a program to repurchase up to two hundred thousand (200,000) shares of its issued and outstanding common stock. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. Repurchased shares will be held as treasury shares available for general corporate purposes including, but not limited to, satisfying the Company's contingent share obligations to the former shareholders of Fidelity Mortgage, and in connection with Delta Financial's employee stock plans.

 During the quarter ended June 30, 1998, the Company repurchased 14,600 shares of its common stock under its stock repurchase plan. At June 30, 1998, the total number of treasury shares amounted to 14,600. The repurchases may be effected from time to time in accordance with applicable securities laws, through solicited or unsolicited transactions in the open market, on the New York Stock Exchange or in privately negotiated transactions, subject to availability of shares at prices deemed appropriate by the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  Consolidated
Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements set forth therein.

General

   Delta Financial Corporation engages in the consumer finance business by originating, acquiring, selling and servicing non-conforming home equity loans. Throughout its 16 years of operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios and typically have substantial equity in their homes.

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

   For the three months ended June 30, 1998, the Company originated and purchased $450 million of loans, an increase of 70% over the $265 million of loans originated and purchased in the comparable period in 1997. Of these amounts, approximately $199 million were originated through its network of brokers, $199 million were purchased from its network of correspondents and $52 million were originated through its retail network in the three months ended June 30, 1998, compared to $103 million, $138 million and $24 million, respectively, for the same period in 1997.

   In May 1998, the Company announced that it had entered into a strategic alliance to originate, underwrite and service nonconforming loans in Canada with MCAP Mortgage Corporation and MCAP Service Corporation. The strategic alliance provides that MCAP Mortgage Corp. will originate non-conforming mortgage loans through its network of brokers with all loans being underwritten by Delta to meet its underwriting guidelines. Once approved, the loans are funded by Delta and serviced by MCAP Service Corp. The operations in Canada will be conducted through a subsidiary of Delta Funding Corporation, DFC Funding of Canada Limited. Delta's activities in the Canadian market in the second quarter were not material.

   The following table sets forth information relating to the delinquency and loss experience of the mortgage loans serviced by the Company (primarily for the securitization trusts, as described below) for the periods indicated. The Company is not the holder of the securitization loans, but generally holds interest-only or residual certificates of the trusts, as well as the servicing rights, each of which may be adversely affected by defaults.

                                                     Three Months Ended
                                              ----------------------------------
(Dollars in Thousands)                         June 30, 1998     March 31, 1998
                                               -------------     --------------
Total Outstanding Principal Balance
    (at period end).......................      $ 2,391,719        $ 2,100,124
Average Outstanding(1)....................      $ 2,285,348        $ 2,007,612
DELINQUENCY (at period end)
30-59 Days:
    Principal Balance.....................      $   113,197          $  88,795
    Percent of Delinquency(2).............            4.73%              4.23%
60-89 Days:
    Principal Balance.....................       $   38,605         $   33,401
    Percent of Delinquency(2).............            1.61%              1.59%
90 Days or More:
    Principal Balance.....................       $   25,688          $  22,607
    Percent of Delinquency(2).............            1.07%              1.08%
Total Delinquencies:
    Principal Balance.....................       $  177,490          $ 144,803
    Percent of Delinquency(2).............            7.42%              6.90%
FORECLOSURES
    Principal Balance.....................       $  110,462          $ 102,743
    Percent of Foreclosures by Dollar(2)..            4.62%              4.89%
REO (at end of period)....................       $   13,648          $  13,192
Net Losses on Liquidated Loans............       $   (2,044)         $  (1,542)
Percentage of Net Losses on Liquidated Loans
    (based on Average Outstanding Balance)(3)        (0.36%)            (0.31%)
---------------
(1)Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total by the number of months in the applicable period.
(2)Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3)Annualized

Securitizations

   As a fundamental part of its business and financing strategy, the Company sells the majority of its loans through securitization and derives a substantial portion of its income therefrom. In a securitization, the Company sells a pool of loans it has originated or purchased to a REMIC trust for a cash price. The trust, in turn, finances the pool of loans it has acquired by issuing "pass-through certificates," or bonds, which represent undivided ownership interests in the trust. The holders of the pass-through certificates are entitled to receive monthly distributions of all principal received on the underlying mortgages and a specified amount of interest, as determined at the time of the trust offering.

   When the Company sells a pool of loans to the securitization trust, it receives the following economic interests in the trust: (a) the difference between the interest payments due on the loans sold to the trust and the interest rate paid to the holders of pass-through certificates, less the Company's contractual servicing fee and other costs and expenses of administering the trust, represented by interest-only and residual certificates, and (b) the right to service the loans on behalf of the trust and earn a contractual servicing fee, as well as other ancillary servicing related fees directly from the borrowers on the underlying loans.

   Upon the securitization of a pool of loans, the Company (i) recognizes in income, as origination fees, the unamortized origination fees included in the investment in the loans sold, and (ii) recognizes a gain on sale of loans for the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record interest-only and residual certificates and capitalized mortgage servicing rights received in the securitization. The majority of the net gain on sale of mortgage loans results from, and is initially realized in the form of, the retention of interest-only and residual certificates.

   In recording and accounting for capitalized mortgage servicing rights and interest-only and residual certificates, the Company makes estimates of rates of prepayments and defaults, and the value of collateral, which it believes reasonably reflect economic and other relevant conditions then in effect. The actual rate of prepayments, defaults and the value of collateral will generally differ from the estimates used, due to subsequent changes in economic and other relevant conditions and the implicit imprecision of estimates, and such differences can be material. Prepayment and default rates which are higher than those estimated would adversely affect the value of both the capitalized mortgage servicing rights (actual mortgage servicing income will be less, and significant changes could require an impairment of the capitalized mortgage servicing rights) and the interest-only and residual certificates, for which changes in fair value are recorded in operations. Conversely, prepayment and default rates which are lower than those estimated would increase the servicing income earned over the life of the loans and positively impact the value of the interest-only and residual certificates.

   The Company has sold interest-only certificates created in securitizations for cash proceeds in each of its five most recent quarterly securitization transactions and intends to continue this practice as long it effectively maximizes cash flow and profitability.

Fair Value Adjustments

   During the second quarter of 1998 the Company recorded a $15.5 million reduction in the carrying amount of its interest-only and residual certificates, and also recorded a $1.9 million reduction in the carrying amount of its mortgage servicing rights to reflect a provision for impairment (the "fair values adjustments"). Both provisions result from reductions in the Company's estimates of the fair values of those assets, which reductions resulted from a change in the prepayment assumptions used to estimate the future cash flows to be derived from the interest-only and residual certificates and the servicing rights.

   As required by generally accepted accounting principles, the Company at each reporting period estimates the fair value of its interest-only and residual certificates and its mortgage servicing rights. The carrying amount of the interest-only and residual certificates is adjusted to the fair value. For mortgage servicing rights, a valuation allowance is recorded if the fair value is less than the carrying amount.

   The fair values of both interest-only and residual certificates and mortgage servicing rights are significantly affected by, among other factors, prepayments of loans and the estimates of future prepayment rates. The Company continually reviews its prepayment assumptions in light of company and industry experience, and makes adjustments to those assumptions when such experience indicates.

   During 1997 the Company made certain changes in its prepayment assumptions, principally increasing the estimated maximum prepayment rates for adjustable-rate loan pools. The effect of that change in prepayment assumptions did not materially affect the fair value of the interest-only and residual certificates in 1997.

   The Company again reviewed its prepayment experience and assumptions at June 30, 1998. Such review indicated that the prepayment rates during 1998, particularly for adjustable-rate mortgages, and in particular during the second quarter of 1998, have been higher than those historically experienced, or previously projected, by the Company. The Company believes that these increases in prepayments are attributable to the continuation, for a longer period than historically experienced, of low interest rates, together with recent changes, to a flatter or inverted curve, of the relationship between long-term and short-term interest rates (the "yield curve").

   As a result, at June 30, 1998 the Company adjusted its prepayment assumptions, increasing the maximum prepayment rates for all loans, and changing the rate at which prepayments are assumed to increase from the initial rate to the maximum rate from a straight-line build-up to a "vector" curve. These revised prepayment assumptions were used in estimating the fair value of the interest-only and mortgage servicing rights retained by the Company in securitizations completed prior to the second quarter of 1998, requiring the fair value adjustments. These revised prepayment assumptions were also used in initially valuing and recording the interest-only and residual certificates and mortgage servicing rights retained by the Company in its second quarter 1998 securitization.

   The following table compares the prepayment assumptions used at June 30, 1998 (the "new" assumptions) with those used at December 31, 1997 and through the first quarter of 1998 (the "old" assumptions):

--------------------------------------------------------------------------------
Loan Type              Curve Description    Month 1 Speed        Peak Speed
--------------------------------------------------------------------------------
                          Old      New       Old      New       Old      New
--------------------------------------------------------------------------------
Fixed Rate Loans         Ramp     Vector    4.8%      4.8%      24%      31%
Six-Month LIBOR ARMs     Ramp     Vector    5.6%     10.0%      28%      50%
Hybrid ARMs              Ramp     Vector    5.6%      6.0%      28%      50%
--------------------------------------------------------------------------------

Results of Operations

Three Months  Ended June 30, 1998  Compared to the Three Months Ended June 30,
1997

Revenues

   Total revenues for the three months ended June 30, 1998 decreased $9.8 million, or 32%, to $20.7 million from $30.5 million for the comparable period in 1997. This decrease was primarily attributable to the fair value adjustments the Company made to its interest-only and residual certificates and capitalized mortgage servicing rights in the second quarter of 1998. (See "-Fair Value Adjustments"). This was partially offset by an increase in the net gain recognized on the sale of mortgage loans, reflecting the growth in the Company's level of loan originations, purchases and securitizations and an increase in origination fees as a result of increased loan originations.

   For the three months ended June 30, 1998, the Company originated and purchased $450 million of mortgage loans, representing a 70% increase from $265 million of mortgage loans originated and purchased for the three months ended June 30, 1997. The Company completed a $445 million securitization during the three months ended June 30, 1998 compared to a $260 million securitization in the corresponding period in the prior year, representing a 71% increase. Total loans serviced at June 30, 1998 increased 82% to $2.39 billion from $1.31 billion at June 30, 1997.

   Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans represents (i) the sum of (a) the fair value of the residual certificates associated with loans securitized in each period and the market value of the sold interest-only strips, and (b) the fair value of capitalized mortgage servicing rights associated with loans securitized in each period, (ii) less the
(x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations and (z) any hedge loss (gain).

   For the three months ended June 30, 1998, net gain on sale of mortgage loans increased $6.3 million, or 34%, to $24.8 million from $18.5 million for the three months ended June 30, 1997. This increase was primarily due to the increase in the amount of loans securitized in the first quarter of 1998 compared to the same period in 1997, but was partially offset by a lower weighted average net gain on sale ratio. The weighted average net gain on sale ratio, which is calculated by dividing the net gain on sale by the total amount of loans securitized, was 5.6% compared to 7.1% for the six months ended June 30, 1997.

   Net gains from the sale of loans increased less than the overall increase in loan securitizations primarily because of (a) the current period change to a more conservative prepayment assumption used in initially valuing the interest-only and residual certificates acquired in the second quarter 1998 securitization (see "-Fair Value Adjustments") and (b) a lower weighted average coupon of 10.2% from 11.3% reflecting the Company's shift to a higher credit quality borrower which reduced the value of the interest-only and residual certificates the Company received in connection with the second quarter 1998 securitization.

   Interest Income. Interest income primarily represents the sum of (i) interest earned on loans held for sale, (ii) interest earned on cash collection balances, and (iii) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect the change in the fair value of the interest-only and residual certificates.

      Interest income for the three months ended June 30, 1998 decreased $16.7 million, or 265%, to ($10.4) million from $6.3 million in the comparable period in 1997. The decrease in interest income was primarily due to the $15.5 million fair value adjustment to the interest-only and residual certificates previously discussed (see "-Fair Value Adjustments"). The effect of that adjustment was partially offset by increases in interest income produced by higher levels of both loans held for sale and interest-only and residual certificates. However, interest income from loans held for sale was reduced by a decline, from 11.3% to 10.2%, in the weighted average coupon rate on the mortgage loans, reflecting both lower interest rates and the Company's shift to higher credit quality loans.


   Servicing Fees. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (a) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to provide valuation allowances for the impairment in capitalized mortgage servicing rights and (b) prepaid interest shortfalls.

      Servicing fees for the three months ended June 30, 1998 decreased $1.5 million, or 79%, to $0.4 million from $1.9 million in the comparable period in 1997. This decrease was primarily due to recording of the $1.9 million impairment provision for the Company's mortgage servicing rights. (See "-Fair Value Adjustments"). Partially offsetting the effect of this charge was an increase in servicing fees reflecting the increase in the aggregate size of the Company's servicing portfolio. During the three months ended June 30, 1998, the average balance of mortgage loans serviced by the Company increased 83% to $2.29 billion from $1.25 billion during the comparable period in 1997.

   Origination Fees. Origination fees represent fees earned on brokered and retail originated loans. Origination fees for the three months ended June 30, 1998 increased $2.1 million, or 55%, to $5.9 million from $3.8 million in the comparable period in 1997. The increase is primarily the result of increased Brokered and Retail loan originations.

Expenses

   Total expenses increased $10.9 million, or 61%, to $28.7 million for three months ended June 30, 1998, from $17.8 million for the comparable period in 1997. The increase in expenses was primarily the result of (i) increased interest expense due to (a) higher interest cost associated with increased borrowings under the Company's warehouse facilities to finance the growth in loan origination and purchase activities, and (b) the issuance in July 1997 of $150 million aggregate principal amount of 9.5% Senior Notes due 2004 (the "Senior Notes"), (ii) an increase in the Company's personnel to support its higher level of loan originations, and (iii) costs associated with the expansion of the Company's retail, broker and correspondent divisions.

   Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs increased $4.1 million, or 46%, to $13.1 million for the three months ended June 30, 1998 from $9.0 million for the comparable period in 1997. This increase is primarily due to staff increases related to growth in the Company's loan originations and the costs associated with the Company's broker, correspondent and Fidelity

Mortgage retail division. As of June 30, 1998, the Company employed 980 full- and part-time employees, compared to 722 full- and part-time employees as of June 30, 1997.

   Interest Expense. Interest expense includes the borrowing costs to finance loan originations and purchases under (i) the Company's credit facilities, (ii) the Senior Notes and (iii) its investment in interest-only and residual certificates.

   For the three months ended June 30, 1998, interest expense increased $3.7 million, or 95%, to $7.6 million from $3.9 million for the comparable period in 1997. The increase in interest expense was attributable to (i) growth in loan production, which increased the level of debt needed throughout the second quarter of 1998 to finance the inventory of loans held for sale prior to their securitization and (ii) the Company's issuance in July 1997 of the Senior Notes.

   General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, travel and entertainment expenses, license fees, legal and accounting fees, postage expenses, office supplies, credit reporting, repairs and maintenance, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   For the three months ended June 30, 1998, general and administrative expenses increased $3.0 million, or 61%, to $7.9 million from $4.9 million for the comparable period in 1997. This increase was primarily attributable to (i) the expansion costs associated with the Company's increasing the number of Fidelity Mortgage retail branch offices from eight to fifteen and (ii) an increase in expenses associated with the Company's increased loan originations and purchases.

   Income Taxes. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   The Company recorded a tax benefit of $3.1 million and a provision of $5.4 million for the three month periods ended June 30, 1998 and 1997, respectively.

   Income taxes provided a 39.0% effective tax rate for the three months ended June 30, 1998, compared to a 42.7% effective tax rate for the three months ended June 30, 1997. The reduction in the effective tax rate is primarily attributable to the Company's expansion into lower tax rate states and local jurisdictions and to the benefits for permanent book/tax differences.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Revenues

   Total revenues for the six months ended June 30, 1998 increased $4.0 million, or 7%, to $61.8 million from $57.8 million for the comparable period in 1997. The increase in revenue was primarily attributable to the increase in the net gain recognized on the sale of mortgage loans, reflecting the growth in the Company's level of loan originations, purchases and securitizations. Revenue also increased in origination fees as a direct result of increased broker and retail loan origination volume. These increases were partially offset by the fair value adjustments the Company made to its interest-only and residual certificates, and capitalized mortgage servicing rights in the second quarter of 1998. (See "-Fair Value Adjustments").

   For the six months ended June 30, 1998, the Company originated and purchased $836 million of mortgage loans, representing a 67% increase from $502 million of mortgage loans originated and purchased for the six months ended June 30, 1997. The Company completed two securitizations totaling $845 million during the six months ended June 30, 1998 compared to two securitizations totaling $495 million in the corresponding period in the prior year, representing a 71% increase. Total loans serviced at June 30, 1998 increased 82% to $2.39 billion from $1.31 billion at June 30, 1997.

   Net Gain on Sale of Mortgage Loans. For the six months ended June 30, 1998, net gain on sale of mortgage loans increased $15.8 million, or 44%, to $51.6 million from $35.8 million for the six months ended June 30, 1997. This increase was primarily due to the increase in the amount of loans securitized in the first quarter of 1998 compared to the same period in 1997, but was partially offset by a lower weighted average net gain on sale ratio. The weighted average net gain on sale ratio was 6.1% compared to 7.2% for the six months ended June 30, 1997.

   Net gains from the sale of loans increased less than the overall increase in loan securitizations primarily due to a lower mortgage coupon of 10.3% from 11.3% reflecting the Company's shift to a higher credit quality borrower which reduced the value of the interest-only and residual certificates the Company received in connection with securitizations during that period. In addition, the value of the residual certificate and capitalized mortgage servicing rights retained in the Company's second quarter 1998 securitization were lower, relative to those retained in securitizations in prior periods, due to the change in the Company's prepayment assumptions (see "-Fair Value Adjustments").

      Interest Income. Interest income for the six months ended June 30, 1998 decreased $15.6 million to ($3.7) million from $11.9 million in the comparable period in 1997. The decrease in interest income was primarily due to the $15.5 million fair value adjustment to the interest-only and residual certificates previously discussed (see "-Fair Value Adjustments"). The effect of that adjustment was partially offset by increases in interest income produced by higher levels of both loans held for sale and interest-only and residual certificates. However, interest income from loans held for sale was reduced by a decline, from 11.3% to 10.3%, in the weighted average coupon rate on the mortgage loans, reflecting both lower interest rates and the Company's shift to higher credit quality loans.

   Servicing Fees. Servicing fees for the six months ended June 30, 1998 decreased $1.0 million, or 30%, to $2.3 million from $3.3 million in the comparable period in 1997. This decrease was primarily due to recording of the $1.9 million provision for the Company's mortgage servicing rights. (See "-Fair Value Adjustments"). Partially offsetting the effect of this charge was an increase in servicing fees reflecting the increase in the aggregate size of the Company's servicing portfolio. During the six months ended June 30, 1998, the average balance of mortgage loans serviced by the Company increased 87% to $2.15 billion from $1.15 billion during the comparable period in 1997.

   Origination Fees. Origination fees for the six months ended June 30, 1998 increased $4.8 million, or 71%, to $11.6 million from $6.8 million in the comparable period in 1997. The increase is primarily the result of increased Broker and Retail loan originations.

Expenses

   Total expenses increased $23.9 million, or 73%, to $56.8 million for six months ended June 30, 1998, from $32.9 million for the comparable period in 1997. This increase was primarily the result of (i) increased interest expense,
(ii) an increase in the Company's personnel to support its higher level of loan originations, and (iii) costs associated with the expansion of the Company's retail, broker and correspondent divisions.

   Payroll and Related Costs. For the six months ended June 30, 1998, payroll and related costs expense increased $9.5 million, or 56%, to $26.4 million from $16.9 million for the comparable period in 1997. This increase is primarily due to staff increases related to growth in the Company's loan originations and the costs associated with the Company's broker, correspondent and Fidelity Mortgage retail division, which only reflects expenses from February 11, 1997. As of June 30, 1998, the Company employed 980 full- and part-time employees compared to 722 full- and part-time employees as of June 30, 1997.

   Interest Expense. For the six months ended June 30, 1998, interest expense increased $7.6 million, or 107%, to $14.7 million from $7.1 million for the comparable period in 1997. The increase in interest expense was attributable to
(i) growth in loan production, which increased the level of debt needed throughout the first six months of 1998 to finance the inventory of loans held for sale prior to their securitizations, (ii) a higher cost of funds on the Company's credit facilities which were tied to one-month London Inter-Bank Offered Rate ("LIBOR"), which increased to an average interest rate of 5.7% in the six months ended June 30, 1998, compared to an average interest rate of 5.6% for the comparable period in 1997, and (iii) the Company's issuance in July 1997 of the Senior Notes. This increase was partially offset by the reduction in interest expense attributable to the Company's repayment of financing on its interest-only and residual certificates in July 1997.

   General and Administrative Expenses. For the six months ended June 30, 1998, general and administrative expenses increased $6.8 million, or 76%, to $15.7 million from $8.9 million for the comparable period in 1997. This increase was primarily attributable to (i) the expansion costs associated with the Company's increasing the number of Fidelity Mortgage retail branch offices from five to fifteen and (ii) an increase in expenses associated with the Company's increased loan originations and purchases.

   Income Taxes. The Company recorded a tax provision of $1.7 million and $10.6 million for the six months ended June 30, 1998 and 1997, respectively.

   Income taxes provided a 33.9% effective tax rate for the six months ended June 30, 1998, compared to a 42.8% assumed effective tax rate for the six months ended June 30, 1997. The reduction in the effective tax rate is primarily attributable to the Company's expansion into lower tax rate states and local jurisdictions and to the benefits for permanent book/tax differences.

Financial Condition

June 30, 1998 compared to December 31, 1997

   Cash and interest bearing deposits increased $5.0 million, or 15%, to $37.9 million at June 30, 1998 from $32.9 million at December 31, 1997. The increase was primarily the result of additional monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable decreased $5.5 million, or 18%, to $25.7 million at June 30, 1998 from $31.2 million at December 31, 1997. The decrease was primarily attributable to the receipt of a federal tax refund partially offset by an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations, related to a higher average servicing portfolio. The Company's servicing portfolio increased 30% to $2.39 billion as of June 30, 1998 from $1.84 billion as of December 31, 1997.

   Loans held for sale increased $2.7 million, or 3%, to $81.9 million at June 30, 1998 from $79.2 million at December 31, 1997. This increase was the result of a lower percentage of loans securitized compared to loans originated and purchased, in the second quarter of 1998, as compared to the fourth quarter of 1997.

   Accrued interest and late charges receivable increased $8.2 million, or 28%, to $37.8 million at June 30, 1998 from $29.6 million at December 31, 1997. This increase was primarily due to a higher average loan servicing portfolio which resulted in increased reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights increased $4.0 million, or 17%, to $26.9 million at June 30, 1998, from $22.9 million at December 31, 1997. This increase was directly attributable to the Company's capitalizing the fair market value of the servicing assets, totaling $9.8 million, resulting from the Company's completion of two securitizations during the first six months of 1998, partially offset by the amortization of capitalized mortgage servicing rights and the fair value adjustment (see "-Fair Value Adjustments").

   Interest-only and residual certificates increased $16.1 million, or 10%, to $183.9 million at June 30, 1998 from $167.8 million at December 31, 1997. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $23.9 million and $24.1 million from its securitizations during the six months ended June 30, 1998. The increase was partially offset by the effect of the fair value adjustment to the residual certificates.

   Equipment, net, increased $3.2 million, or 29%, to $14.4 million at June 30, 1998 from $11.2 million at December 31, 1997. The increase was primarily due to capital expenditures related to new technology and continued expansion.

   Cash held for advance payments increased $2.2 million, or 35%, to $8.5 million at June 30, 1998 from $6.3 million at December 31, 1997. The increase was primarily due to a higher average loan servicing portfolio resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Warehouse financing and other borrowings increased $22.0 million, or 78%, to $50.2 million at June 30, 1998 from $28.2 million at December 31, 1997. This increase was primarily related to the operating cash deficit and, to a lesser extent, to fund purchases of equipment and an increase in the amount of loans for sale.

   The aggregate principal balance of the Senior Notes totaled $149.3 million at June 30, 1998, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1. The Company did not have any Senior Notes outstanding prior to July 1997.

   Accounts payable and accrued expenses increased $1.3 million or 8%, to $16.8 million at June 30, 1998 from $15.5 million at December 31, 1997. This increase was primarily attributable to Fidelity Mortgage additional earn out payable in the Company's stock during August 1998.

   Investor payable increased $10.5 million, or 26%, to $51.4 million at June 30, 1998 from $40.9 million at December 31, 1997. This increase was primarily due to the 30% increase in the Company's portfolio of serviced loans. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Advance payments by borrowers for taxes and insurance increased $2.1 million, or 36%, to $7.9 million at June 30, 1998 from $5.8 million at December 31, 1997. This increase is primarily due to a higher average loan servicing portfolio and the timing of payments collected and disbursed resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Stockholders' equity increased $3.1 million, or 2%, to $129.6 million at June 30, 1998 from $126.5 million at December 31, 1997. This increase is due to net income of $3.4 million for the six month period ending June 30, 1998 and was partially offset by the Company's repurchase of 14,600 shares of its common stock for $0.3 million.

Liquidity and Capital Resources

   While the Company has historically operated on a negative cash flow basis due primarily to increases in the volume of loan purchases and originations and the growth of its securitization program, the Company has reduced its negative cash flow in recent quarters, and expects to continue to do so for the foreseeable future, as a result of (a) increased cash inflows reflecting the increase in the aggregate amount of the Company's retained interest-only and residual certificates, (b) changes in the securitization structures that the Company has utilized, and (c) the Company's concentration on the less cash-intensive broker and retail originations (as compared to correspondent purchases). Currently, the Company's primary cash requirements include the funding of (i) mortgage originations and purchases pending their pooling and sale, (ii) the points and expenses paid in connection with the acquisition of correspondent loans, (iii) interest expense on its Senior Notes and warehouse and other financings, (iv) fees, expenses and tax payments incurred in connection with its securitization program, and (v) ongoing administrative and other operating expenses. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases.

   The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans. For the six months ended June 30, 1998 and 1997, the Company had operating cash deficits of $10.9 million and $33.6, respectively. The improvement of the operating cash deficit from 1997 compared to 1998 was primarily due to increased cash inflows from the Company's interest-only and residual certificates, changes in the securitization structures related to interest-only certificates, a one-time tax refund, an increase in the Company's restricted cash held for securitization trust accounts and a lower percentage of Correspondent loan purchases.

      Since the second quarter of 1997, Delta has (a) utilized a senior/subordinate securitization structure, which generally carries lower overcollateralization levels because the subordinate certificates provide additional credit support to the senior certificates, thereby allowing the Company to receive cash inflows sooner, and (b) sold the senior (i.e.,, AAA/Aaa by Standard & Poor's Ratings Group, Fitch IBCA, Inc. and Moody's Investor Services, Inc.) interest-only certificates. In addition, due to market conditions, the Company was able to sell larger senior interest-only certificates in connection with its last two securitizations, as compared to sales of senior interest-only certificates related to prior securitizations. The increase in cash inflows from these changes in the Company's securitization structure, together with increased cash inflows from the Company's interest-only and residual certificates, receipt of a tax refund, an increase in restricted cash held for securitization trusts, partially offset by the semi-annual Senior
Note interest payment, resulted in additional cash flow for the six months ended June 30, 1998 compared to 1997.

   Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support the continued growth of its loan originations and purchases, securitizations and general operating expenses. On July 23, 1997, the Company completed its offering of the Senior Notes. A portion of the Senior Notes proceeds were used to pay down various financing facilities with the remainder used to fund the Company's growth in loan originations and purchases and its ongoing securitization program. The Company's primary sources of liquidity continue to be warehouse and other financing facilities, securitizations and, subject to market conditions, sales of whole loans and additional debt and equity securities.

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has three warehouse facilities for this purpose. One warehouse facility is a $400 million committed credit line with a variable rate of interest and a maturity date of February 1999. This facility was converted from an uncommitted to a committed line during the three months ended March 31, 1997 and the maturity date was extended from February 1998 to February 1999 during the three months ended March 31, 1998. The Company's second warehouse facility is a $250 million committed revolving line with a variable rate of interest and a maturity date of June 1999. The Company's third warehouse facility is a syndicated $150 million committed revolving line with a variable rate of interest and a maturity date of June 1999. This facility was increased from $140 million to $150 million during the three months ended June 30, 1998. The outstanding balance on the $400 million facility as of June 30, 1998 was $44.6 million. The Company had no outstanding balances for the $250 million facility and the $150 million facility as of June 30, 1998.

   The Company has in the past obtained financing facilities for interest-only and residual certificates acquired as part of its securitizations. As of June 30, 1998, the Company did not have any indebtedness secured by interest-only and residual certificates. In addition, the Company is limited by the terms of the Indenture governing the Senior Notes as to the amount of future indebtedness permitted to be secured by interest-only and residual certificates.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of June 30, 1998.

   The Company purchased a total of 14,600 shares of its common stock during the quarter ended June 30, 1998, under the Company's ongoing stock repurchase program, at a total cost of $0.3 million. All of the repurchased shares were purchased in open market transactions at their prevailing market prices.

Interest Rate Risk

      The Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities and the London Inter-Bank Offered Rate ("LIBOR"). The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the Company's loan servicing portfolio. To the extent servicing rights and interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely impacting earnings. As previously discussed, the fair value adjustments that the Company recorded in the second quarter of 1998 were primarily attributable to the Company's change in prepayment assumptions to reflect higher than originally anticipated rates of prepayments. (See "-Fair Value Adjustments"). In an effort to mitigate the effect of interest rate risk, the Company has reviewed its various mortgage products and has identified and modified those that historically proved more susceptible to prepayments. However, there can be no assurance that such modifications to its product line will effectively mitigate interest rate risk in the future.

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

   The Company believes that its current hedging strategy of using treasury rate lock contracts is the most effective way to manage its interest rate risk on loans prior to securitization. Because the Company's securitization closed on June 30, 1998, the Company had no hedge outstanding as of that date.

Information Services Year 2000 Project

   The Year 2000 Problem centers on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the data field, without considering the upcoming change in the century. With the impending millenium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a material adverse impact on the Company's products, services and competitive condition and therefore, its results of operations.

   The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. As part of the Plan, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problem. The Company presently believes that with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Problem could have an adverse impact on the operations of the Company.

   Monitoring and managing the Year 2000 Project Plan will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for the Year 2000 compliance, and costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and developing and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date. The Company does not believe that such costs will have a material effect on results of operations, although there can be no assurance that such costs would not become material in the future.

New Accounting Pronouncements

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

SFAS No. 133

   In June 1998, SFAS No. 133 was issued, "Accounting for Derivative Instruments and

Hedging Activities." SFAS No. 133 is effective for fiscal years that begin after June 15, 1999, and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company has not yet completed its evaluation of SFAS No. 133, and therefore at this time cannot predict what, if any, effect its adoption will have on the Company's results of operations or financial position.

Risk Factors

   Except for historical information contained herein, certain matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

      *  A general economic slowdown.

      * Increases in prepayments or loan losses that could require the Company to write down further the value of its interest-only and residual certificates and its capitalized mortgage servicing rights, adversely affecting earnings.

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

Item 2.  Changes in Securities.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders was held on May 19, 1998. At the meeting, Sidney A. Miller and Martin D. Payson were elected as Class II Directors for a term of three years. Hugh Miller, Richard Blass and Arnold B. Pollard continue to serve as members of the Board of Directors.

            Votes cast in favor of Mr. Miller's election totaled 14,884,446, while 27,325 votes were withheld.

            Votes cast in favor of Mr. Payson's election totaled 14,884,146, while 27,625 votes were withheld.

      The stockholders also voted to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998. Votes cast in favor of this ratification were 14,903,146, while votes cast against were 2,600 and abstentions totaled 6,025.

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


                                         DELTA FINANCIAL CORPORATION
                                                (Registrant)

Date:  August 14, 1998
                                          By:/s/ HUGH MILLER
                                             -----------------------------------
                                             Hugh Miller
                                             President & Chief Executive Officer


                                          By:/s/ RICHARD BLASS
                                             -----------------------------------
                                             Richard Blass
                                             Senior  Vice President and
                                             Chief Financial Officer