Form 10-Q
period 1998-09-30
DELTA FINANCIAL CORP
filed 1998-11-13
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998

                                      or

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

      As of September 30, 1998, 15,380,949 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                      Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997. 1

Consolidated Statements of Income for the three months and nine months ended September 30, 1998 and September 30, 1997............................ 2

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1998 and September 30, 1997.................................. 3

Notes to Consolidated Financial Statements................................. 4

Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................... 8

New Accounting Pronouncements..............................................23

PART II - OTHER INFORMATION

Other Information..........................................................25

Signatures.................................................................27

Part I - Financial Information

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
(Dollars in thousands, except for share data)           1998            1997
                                                    -------------   ------------
Assets
Cash and interest-bearing deposits                      $  42,922      $  32,858
Accounts receivable                                        23,282         31,209
Loans held for sale                                        87,891         79,247
Accrued interest and late charges receivable               41,518         29,598
Capitalized mortgage servicing rights                      30,683         22,862
Interest-only and residual certificates                   197,839        167,809
Equipment, net                                             16,513         11,211
Cash held for advance payments                             11,580          6,325
Prepaid and other assets                                    6,545          6,224
Goodwill                                                    6,309          5,889
                                                        ---------      ---------
   Total assets                                         $ 465,082      $ 393,232
                                                        =========      =========

Liabilities and Stockholders' Equity
Liabilities:
Bank payable                                            $   1,793      $   2,222
Warehouse financing and other borrowings                   82,033         28,233
Senior Notes                                              149,366        149,307
Accounts payable and accrued expenses                      14,317         15,503
Investor payable                                           53,859         40,852
Advance payment by borrowers for taxes and insurance        9,610          5,750
Income taxes payable                                       21,170         24,912
                                                        ---------      ---------
   Total liabilities                                    $ 332,148      $ 266,779
                                                        ---------      ---------

Stockholders' Equity:
Common stock,$.01 par value. Authorized
 49,000,000 shares; at September 30, 1998,
 15,475,549 shares issued and 15,380,949 shares
 outstanding and at December 31, 1997, 15,372,688
 shares issued and outstanding                          $     155      $     154
Additional paid-in capital                                 94,700         93,476
Retained earnings                                          39,278         32,823
Treasury stock, at cost (94,600 shares and 0 shares
 at September 30, 1998 and December 31, 1997,
 respectively)                                             (1,199)           ---
                                                        ---------      ---------
   Total stockholders' equity                             132,934        126,453
                                                        ---------      ---------
     Total liabilities and stockholders' equity         $ 465,082      $ 393,232
                                                        =========      =========

          See accompanying notes to consolidated financial statements.

                                       1


                DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
(Dollars in thousands, except per share data)    1998          1997            1998          1997
                                              ----------    ----------      ----------    ----------
Revenues:
  Net gain on sale of mortgage loans          $   17,858    $   24,733      $   69,439    $   60,502
  Interest                                        10,569         5,246           6,841        17,144
  Servicing fees                                   3,365         1,958           5,690         5,249
  Origination fees                                 6,294         5,477          17,952        12,291
                                              ----------    ----------      ----------    ----------
     Total revenues                               38,086        37,414          99,922        95,186
                                              ----------    ----------      ----------    ----------
Expenses:
  Payroll and related costs                       15,250        11,543          41,737        28,555
  Interest expense                                 8,521         5,670          23,213        12,761
  General and administrative                       9,222         6,521          24,814        15,332
                                              ----------    ----------      ----------    ----------
     Total expenses                               32,993        23,734          89,764        56,648
                                              ----------    ----------      ----------    ----------

Income before income taxes                         5,093        13,680          10,158        38,538
Provision for income taxes                         1,987         5,796           3,703        16,440
                                              ----------    ----------      ----------    ----------
Net income                                    $    3,106    $    7,884      $    6,455    $   22,098
                                              ==========    ==========      ==========    ==========

Per share data:
   Net income per common
     share - basic and diluted                    $ 0.20        $ 0.51          $ 0.42        $ 1.44
                                                 =======       =======         =======       =======
   Weighted-average number
     of shares outstanding                    15,414,210    15,372,288      15,387,923    15,354,810
                                              ==========    ==========      ==========    ==========


          See accompanying notes to consolidated financial statements.

                                       2

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                           Nine Months Ended
                                                                             September 30,
(Dollars in thousands)                                                    1998          1997
                                                                       ---------     ---------
Cash flows from operating activities:
   Net income                                                          $  6,455      $ 22,098
   Adjustments to reconcile net income to net cash used in
     operating activities:
      Provision for loan and recourse losses                                 75            75
      Depreciation and amortization                                       3,091         1,791
      Net increase in capitalized mortgage servicing rights              (7,821)       (7,974)
      Decrease (increase) in deferred origination fees                    1,108          (406)
      Net increase in interest-only and residual certificates           (30,030)      (60,977)
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                       5,022       (17,922)
         Increase in loans held for sale, net                            (9,775)       (1,893)
         Increase in accrued interest and late charges receivable       (11,920)       (7,068)
         Increase in cash held for advance payments                      (5,255)       (3,492)
         Decrease in real estate owned                                      ---           135
         Increase in prepaid and other assets                              (321)       (4,658)
         (Decrease) increase in accounts payable and accrued expenses    (1,238)        2,729
         Increase in investor payable                                    13,007         6,838
         Increase in advance payments by borrowers for taxes and ins.     3,860         3,136
         (Decrease) increase in income taxes payable                       (837)       12,267
                                                                       ---------     ---------
           Net cash used in operating activities                        (34,579)      (55,321)
                                                                       ---------     ---------
Cash flows from investing activities:
   Acquisition of Fidelity Mortgage                                         ---        (4,150)
   Purchase of equipment                                                 (7,554)       (5,529)
                                                                       ---------     ---------
           Net cash used in investing activities                         (7,554)       (9,679)
                                                                       ---------     ---------
Cash flows from financing activities:
   Proceeds from (repayments of) warehouse financing and other
       borrowings, net                                                   53,800       (80,420)
   Proceeds from issuance of Senior notes                                   ---       149,275
   Decrease in bank payable, net                                           (429)       (1,048)
   Purchase of treasury stock                                            (1,199)          ---
   Proceeds from exercise of stock options                                   25           ---
                                                                       ---------     ---------
           Net cash provided by financing activities                     52,197        67,807
                                                                       ---------     ---------
           Net increase in cash and interest-bearing deposits            10,064         2,807

Cash and interest-bearing deposits at beginning of period                32,858        18,741
                                                                       ---------     ---------
Cash and interest-bearing deposits at end of period                    $ 42,922      $ 21,548
                                                                       =========     =========

Supplemental Information:
Cash paid during the period for:
   Interest                                                            $ 26,850      $ 10,835
   Income taxes                                                        $  4,591      $ 18,626
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

   On February 11, 1997, the Company acquired Fidelity Mortgage Inc. and Fidelity Mortgage (Florida), Inc. (together referred to herein as "Fidelity Mortgage"), retail residential mortgage origination companies, for a combination of cash and stock with a value of $6.3 million. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Fidelity Mortgage from February 11, 1997 have been included in the Company's consolidated financial statements. In connection with these acquisitions the Company recorded goodwill of approximately $6.3 million, which is being amortized on a straight-line basis over seven years. On October 1, 1997, the acquired operations were merged and have continued to operate as Fidelity Mortgage. As a result of meeting certain production targets for the twelve month period ended June 30, 1998, the sellers were paid an additional $1.2 million of purchase price in the form of, and at a fair value equivalent to 101,361 shares of the Company's stock in August 1998. The additional consideration has been recorded as additional goodwill and will be amortized over the remaining life of the goodwill.

(2)    Basis of Presentation

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that will be expected for the entire year.

   All adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. Certain prior period amounts in the financial statements have been reclassified to conform with the current year presentation.

(3)    Fair Value Adjustments

   During the second quarter of 1998, the Company recorded a $15.5 million reduction in the carrying amount of its interest-only and residual certificates, and also recorded a $1.9 million reduction in the carrying amount of its capitalized mortgage servicing rights to reflect a provision for impairment (the "fair value adjustments"). Both impairment provisions resulted from reductions in the Company's estimates of the fair value of those assets. The reductions in the estimated fair value resulted from a change in the prepayment assumptions used by the Company to estimate the future cash flows to be derived from the interest-only and residual certificates and the mortgage servicing rights.

   As required by generally accepted accounting principles, at each reporting period the Company estimates the fair value of its interest-only and residual certificates and its capitalized mortgage servicing rights. The carrying amount of the interest-only and residual certificates is adjusted to their current fair value. For capitalized mortgage servicing rights, a valuation allowance is recorded if the fair value is less than the carrying amount.

   The fair values of both interest-only and residual certificates and capitalized mortgage servicing rights are significantly affected by, among other factors, prepayments of loans and the estimates of future prepayment rates. The Company continually reviews its prepayment assumptions in light of company and industry experience, and makes adjustments to those assumptions when such experience indicates.

   During 1997, the Company made certain changes in its prepayment assumptions, principally increasing the estimated maximum prepayment rates for adjustable-rate loan pools. The effect of that change in prepayment assumptions did not materially affect the fair value of the interest-only and residual certificates in 1997.

   The Company's review of its prepayment experience and assumptions at June 30, 1998 indicated that the prepayment rates during 1998, particularly for adjustable-rate mortgages, and in particular during the second quarter of 1998, were higher than those historically experienced, or previously projected, by the Company. The Company believes that these increases in prepayments were attributable to the continuation, for a longer period than historically experienced, of low interest rates, together with changes, to a flatter or inverted curve, of the relationship between long-term and short-term interest rates (the "yield curve").

   As a result, at June 30, 1998, the Company adjusted its prepayment assumptions, increasing the maximum prepayment rates for all loans, and changing the rate at which prepayments are assumed to increase from the initial rate to the maximum rate from a straight-line build-up to a "vector" curve. These revised prepayment assumptions were used to estimate the fair value of the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in securitizations completed prior to the second quarter of 1998, requiring the fair value adjustments described above. These revised prepayment assumptions were also used in initially valuing and recording the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in its securitizations completed subsequent to the first quarter of 1998.

   The following table compares the prepayment assumptions used subsequent to the first quarter of 1998 (the "new" assumptions) with those used at December 31, 1997 and through the first quarter of 1998 (the "old" assumptions):

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
--------------------------------------------------------------------------------

The Company determined that no further adjustments to the prepayment or other assumptions was necessary at September 30, 1998.

(4)    Earnings Per Share

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted earnings per share (EPS). The numerator for calculating both basic and diluted EPS is net income.


                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                            ---------------------        --------------------
(Dollars in thousands, except EPS data)        1998         1997           1998         1997
---------------------------------------------------------------------------------------------
Net income                                    $3,106       $7,884         $6,455      $22,098
Weighted-average shares - basic           15,414,210   15,372,288     15,387,923   15,354,810
Basic EPS                                      $0.20        $0.51          $0.42        $1.44

Weighted-average shares - basic           15,414,210   15,372,288     15,387,923   15,354,810
Incremental shares-options
    and Fidelity additional shares               ---       54,026         31,341       53,061
---------------------------------------------------------------------------------------------
Weighted-average shares - diluted         15,414,210   15,426,314     15,419,264   15,407,871
Diluted EPS                                    $0.20        $0.51          $0.42        $1.44



(5)    Stock Repurchase Plan

   On May 7, 1998, the Company's Board of Directors authorized a program to repurchase up to two hundred thousand (200,000) shares of its issued and outstanding common stock. No time limit has been placed on the duration of the stock repurchase program. Subject to applicable securities laws, such purchases will be made at times and in amounts as the Company deems appropriate and may be discontinued at any time. The repurchases may be effected from time to time in accordance with applicable securities laws, through solicited or unsolicited transactions in the open market, on the New York Stock Exchange or in privately negotiated transactions, subject to availability of shares at prices deemed appropriate by the Company. Repurchased shares will be held as treasury shares available for general corporate purposes, including, but not limited to, satisfying the Company's contingent share obligations to the former shareholders of Fidelity Mortgage, and in connection with Delta Financial's employee stock plans.

   During the quarter ended September 30, 1998, the Company repurchased in the open market 80,000 shares of its common stock under its stock repurchase plan at an average per share price of $11.57 per share. At September 30, 1998, the total number of treasury shares held by the Company equalled 94,600. Given the sector-wide focus on liquidity and conserving capital, the Board of Directors decided in November 1998 to suspend the share repurchase program until its 1st Quarter 1999 Board meeting, to be held in or about February 1999 (or such earlier date as the Board may determine appropriate), at which time the Board will reconsider whether to recommence repurchases.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion  should be read in conjunction  with the  Consolidated
Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements set forth therein.

General

   Delta Financial Corporation engages in the consumer finance business by originating, acquiring, selling and servicing non-conforming home equity loans. Throughout its 17 years of operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios and typically have substantial equity in their homes.

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

   Through its wholly-owned subsidiary, Fidelity Mortgage Inc., the Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 15 retail offices located in 9 states. Through a strategic alliance between DFC Funding of Canada Limited, a wholly-owned subsidiary of Delta Funding Corporation, and MCAP Mortgage Corporation, a Canadian mortgage loan originator, the Company originates loans in Canada.

   For the three months ended September 30, 1998, the Company originated and purchased $476 million of loans, an increase of 34% over the $356 million of loans originated and purchased in the comparable period in 1997. Of these amounts, approximately $228 million were originated through its network of brokers, $178 million were purchased from its network of correspondents, $67 million were originated through its retail network and $3 million were originated through its Canadian network in the three months ended September 30, 1998, compared to $134 million, $171 million, $51 million and $0, respectively, for the same period in 1997. These originations reflect the Company's strategy to focus on broker and retail channels which are more profitable and less cash intensive than correspondent loan purchases.

   The following table sets forth information relating to the delinquency and loss experience of the mortgage loans serviced by the Company (primarily for the securitization trusts, as described below) for the periods indicated. The Company is not the holder of the securitization loans, but generally retains interest-only or residual certificates issued by the securitization trusts, as well as the servicing rights, the value of each of which may be adversely affected by defaults.

                                                     Three Months Ended
                                                  -----------------------------
(Dollars in Thousands)                            September 30,      June 30,
                                                      1998             1998
                                                  ------------     ------------
Total Outstanding Principal Balance
    (at period end).......................        $ 2,690,304      $ 2,391,719
Average Outstanding (1)...................        $ 2,588,189      $ 2,285,348
DELINQUENCY (at period end)
30-59 Days:
    Principal Balance.....................        $   128,623      $   113,197
    Percent of Delinquency(2).............              4.78%            4.73%
60-89 Days:
    Principal Balance.....................        $    51,098      $    38,605
    Percent of Delinquency(2).............              1.90%            1.61%
90 Days or More:
    Principal Balance.....................        $    35,884      $    25,688
    Percent of Delinquency(2).............              1.33%            1.07%
Total Delinquencies:
    Principal Balance.....................        $   215,605      $   177,490
    Percent of Delinquency(2).............              8.01%            7.42%
FORECLOSURES
    Principal Balance.....................        $   124,491      $   110,462
    Percent of Foreclosures by Dollar(2)..              4.63%            4.62%
REO (at end of period)....................        $    17,059      $    13,648
Net Losses on Liquidated Loans............        $    (2,473)     $    (2,044)
Percentage of Net Losses on Liquidated Loans
    (based on Average Outstanding Balance)(3)          (0.38%)          (0.36%)
---------------
(1)Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total principal balance by the number of months in the applicable period.
(2)Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3) Annualized.


Securitizations

   As a fundamental part of its business and financing strategy, the Company sells the majority of its loans through securitization and derives a substantial portion of its income therefrom. In a securitization, the Company sells a pool of loans it has originated or purchased to a special purpose REMIC trust for a cash price. The trust, in turn, finances the pool of loans it has acquired by issuing "pass-through certificates," which represent undivided ownership interests in the trust. The holders of the pass-through certificates are entitled to receive monthly distributions of all principal received on the underlying mortgage loans and a specified amount of interest, determined at the time of the offering of the certificates.

   When  the  Company  sells a pool of loans to the  securitization  trust,  the
Company receives the following economic interests in the trust: (a) the difference between the interest payments due on the loans sold to the trust and the interest rate paid to the holders of pass-through certificates, less the Company's contractual servicing fee and other costs and expenses of administering the trust, the economic value of which is represented by interest-only and residual certificates, and (b) the right to service the loans on behalf of the trust and earn a contractual servicing fee, as well as other ancillary servicing related fees paid by the borrowers on the underlying loans.

   Upon the securitization of a pool of loans, the Company (i) recognizes in income, as origination fees, the unamortized origination fees included in the investment in the loans sold, and (ii) recognizes a gain on sale of loans equal to the difference between the amount of cash received by the Company from the trust for the pool of loans and the investment in the loans remaining after the allocation of portions of that investment to record the value of interest-only and residual certificates and capitalized mortgage servicing rights received by the Company in the securitization. The majority of the net gain on sale of mortgage loans results from, and is initially realized in the form of, the retention of interest-only and residual certificates.

   In recording and accounting for interest-only and residual certificates and capitalized mortgage servicing rights, the Company makes estimates of rates of prepayments and defaults on the underlying pool of loans sold to the trust, and the value of the collateral, which it believes reasonably reflect economic and other conditions then in effect. The actual rate of prepayments, defaults and the value of collateral will generally differ from the estimates used, due to subsequent changes in economic and other conditions and the implicit imprecision of estimates, and such differences often may be material. Prepayment and default rates higher than those estimated would adversely affect the value of both the capitalized mortgage servicing rights (actual mortgage servicing income will be less, and significant changes could require an impairment of the capitalized mortgage servicing rights) and the interest-only and residual certificates, for which changes in fair value are recorded. Conversely, prepayment and default rates lower than those estimated would increase the servicing income earned over the life of the loans and positively impact the value of the interest-only and residual certificates.

   The Company has sold interest-only certificates created in securitizations for cash proceeds in each of its six most recent quarterly securitization transactions and intends to continue to sell the interest-only certificate as long as the sale effectively maximizes cash flow and profitability.

Fair Value Adjustments

   During the second quarter of 1998, the Company recorded a $15.5 million reduction in the carrying amount of its interest-only and residual certificates, and also recorded a $1.9 million reduction in the carrying amount of its capitalized mortgage servicing rights to reflect a provision for impairment (the "fair value adjustments"). Both impairment provisions resulted from reductions in the Company's estimates of the fair value of those assets. The reductions in the estimated fair value resulted from a change in the prepayment assumptions used by the Company to estimate the future cash flows to be derived from the interest-only and residual certificates and the mortgage servicing rights.

   As required by generally accepted accounting principles, at each reporting period the Company estimates the fair value of its interest-only and residual certificates and its capitalized mortgage servicing rights. The carrying amount of the interest-only and residual certificates is adjusted to their current fair value. For capitalized mortgage servicing rights, a valuation allowance is recorded if the fair value is less than the carrying amount.

   The fair values of both interest-only and residual certificates and capitalized mortgage servicing rights are significantly affected by, among other factors, prepayments of loans and the estimates of future prepayment rates. The Company continually reviews its prepayment assumptions in light of company and industry experience, and makes adjustments to those assumptions when such experience indicates.

   During 1997, the Company made certain changes in its prepayment assumptions, principally increasing the estimated maximum prepayment rates for adjustable-rate loan pools. The effect of that change in prepayment assumptions did not materially affect the fair value of the interest-only and residual certificates in 1997.

   The Company's review of its prepayment experience and assumptions at June 30, 1998 indicated that the prepayment rates during 1998, particularly for adjustable-rate mortgages, and in particular during the second quarter of 1998, were higher than those historically experienced, or previously projected, by the Company. The Company believes that these increases in prepayments were attributable to the continuation, for a longer period than historically experienced, of low interest rates, together with changes, to a flatter or inverted curve, of the relationship between long-term and short-term interest rates (the "yield curve").

   As a result, at June 30, 1998, the Company adjusted its prepayment assumptions, increasing the maximum prepayment rates for all loans, and changing the rate at which prepayments are assumed to increase from the initial rate to the maximum rate from a straight-line build-up to a "vector" curve. These revised prepayment assumptions were used to estimate the fair value of the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in securitizations completed prior to the second quarter of 1998, requiring the fair value adjustments described above. These revised prepayment assumptions were also used in initially valuing and recording the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in its securitizations completed subsequent to the first quarter of 1998.

   The following table compares the prepayment assumptions used subsequent to the first quarter of 1998 (the "new" assumptions) with those used at December 31, 1997 and through the first quarter of 1998 (the "old" assumptions):

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
--------------------------------------------------------------------------------

The Company determined that no further adjustments to the prepayment or other assumptions was necessary at September 30, 1998.

Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Revenues

   Total revenues for the three months ended September 30, 1998 increased $0.7 million, or 2%, to $38.1 million from $37.4 million for the comparable period in 1997. This increase was primarily attributable to increases in interest from interest only and residual certificates (see "Interest Income" below), servicing fees and, to a lesser extent, interest on loans held for sale, and origination fees, partially offset by a decrease in the net gain recognized on the sale of mortgage loans.

   For the three months ended September 30, 1998, the Company originated and purchased $476 million of mortgage loans, representing a 34% increase from $356 million of mortgage loans originated and purchased for the three months ended September 30, 1997. The Company completed a $475 million securitization during the three months ended September 30, 1998 compared to a $340 million securitization in the corresponding period of the prior year, representing a 40% increase. Total loans serviced at September 30, 1998 increased 69% to $2.7 billion from $1.6 billion at September 30, 1997.

   Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the residual certificates retained by the Company in a securitization for each period and the market value of the interest-only certificates sold in connection with each securitization, and (b) the fair value of capitalized mortgage servicing rights associated with loans securitized in each period, (2) less the (x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations and (z) any hedge loss (gain) associated with a particular securitization.

   For the three months ended September 30, 1998, net gain on sale of mortgage loans decreased $6.9 million, or 28%, to $17.8 million from $24.7 million for the three months ended September 30, 1997. This decrease was primarily due to a lower weighted average net gain on sale ratio, but was partially offset by an increase in the amount of loans securitized in the third quarter of 1998 compared to the same period in 1997. The weighted average net gain on sale ratio, which is calculated by dividing the net gain on sale by the total amount of loans securitized, was 3.8% compared to 7.3% for the three months ended September 30, 1997.

   Net gain on sale of loans decreased primarily because of (a) the impact of a hedging loss during the third quarter of 1998 resulting from lower interest rates that was not offset by a higher gain on sale due to substantially wider spreads demanded by asset-backed investors who purchase the pass-through certificates issued by the securitization trusts, and (b) the Company's change to more conservative prepayment assumptions used in initially valuing the residual certificates and capitalized mortgage servicing rights acquired in the third quarter 1998 securitization (see "-Fair Value Adjustments" above),

   Interest Income. Interest income primarily represents the sum of (1) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect changes in the fair value of the interest-only and residual certificates, (2) interest earned on loans held for sale, and (3) interest earned on cash collection balances.

      Interest income for the three months ended September 30, 1998 increased $5.3 million, or 102%, to $10.5 million from $5.2 million in the comparable period in 1997. The increase in interest income was primarily due to higher levels in both the interest earned on interest-only and residual certificates and the interest earned on loans held for sale. However, interest income from loans held for sale was reduced, in part, by a decline, from 10.9% to 10.1%, in the weighted average coupon rate on the mortgage loans, reflecting both a lower interest rate environment and the Company's shift to higher credit quality loans.

   Servicing Fees. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect any impairment in the fair value of capitalized mortgage servicing rights and (2) prepaid interest shortfalls.

      Servicing fees for the three months ended September 30, 1998 increased $1.4 million, or 70%, to $3.4 million from $2.0 million in the comparable period in 1997. This increase was primarily due to the increase in the aggregate size of the Company's servicing portfolio. During the three months ended September 30, 1998, the average balance of mortgage loans serviced by the Company increased 73% to $2.6 billion from $1.5 billion during the comparable period in 1997.

   Origination Fees. Origination fees represent fees earned on brokered and retail originated loans. Origination fees for the three months ended September 30, 1998 increased $0.8 million, or 15%, to $6.3 million from $5.5 million in the comparable period in 1997. The increase is primarily the result of increased brokered and retail loan originations.

Expenses

   Total expenses increased $9.3 million, or 39%, to $33.0 million for three months ended September 30, 1998, from $23.7 million for the comparable period in 1997. The increase in expenses was primarily the result of (1) increased interest expense due to (a) higher interest cost associated with increased borrowings under the Company's warehouse facilities to finance the increased loan origination and purchase activities, and (b) the issuance in July 1997 of $150 million aggregate principal amount of 9.5% Senior Notes due 2004 (the "Senior Notes"), (2) an increase in the Company's personnel to support its higher level of loan originations, and (3) costs associated with the Company's expanded retail, broker and correspondent divisions.

   Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs increased $3.7 million, or 32%, to $15.2 million for the three months ended September 30, 1998 from $11.5 million for the comparable period in 1997. This increase is primarily due to staff increases related to an increase in the Company's loan originations and the costs associated with the Company's broker, correspondent and Fidelity Mortgage retail division. As of September 30, 1998, the Company employed 1,041 full- and part-time employees, compared to 850 full- and part-time employees as of September 30, 1997.

   Interest Expense. Interest expense includes borrowing costs to finance loan originations and purchases under (i) the Company's credit facilities, and (ii) the Senior Notes.

   For the three months ended September 30, 1998, interest expense increased $2.8 million, or 49%, to $8.5 million from $5.7 million for the comparable period in 1997. The increase in interest expense was attributable to (i) an increase in loan production, which increased the level of debt needed throughout the third quarter of 1998 to finance the inventory of loans held for sale prior to their securitization and (ii) the Company's issuance in July 1997 of the Senior Notes.

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

   For the three months ended September 30, 1998, general and administrative expenses increased $2.7 million, or 42%, to $9.2 million from $6.5 million for the comparable period in 1997. This increase was primarily attributable to an increase in expenses associated with (i) the Company's increased loan originations and purchases and (ii the Company's increasing the number of Fidelity Mortgage retail branch offices from eleven to fifteen.

   Income Taxes. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

    The Company recorded tax provisions of $2.0 million and $5.8 million for the three month periods ended September 30, 1998 and 1997, respectively. Income taxes provided a 39.0% effective tax rate for the three months ended September 30, 1998, compared to a 42.4% assumed effective tax rate for the three months ended September 30, 1997. The reduction in the effective tax rate is primarily attributable to the Company's expansion into lower tax rate states and local jurisdictions and to the benefits for permanent book/tax differences.


Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Revenues

   Total revenues for the nine months ended September 30, 1998 increased $4.7 million, or 5%, to $99.9 million from $95.2 million for the comparable period in 1997. The increase in revenue was primarily attributable to the increase in the net gain on sale recognized by the Company, which reflects the increase in the Company's level of loan originations, purchases and securitizations. Revenue also increased in origination fees as a direct result of increased broker and retail loan origination volume. These increases were partially offset by the fair value adjustments the Company made to its interest-only and residual certificates and capitalized mortgage servicing rights in the second quarter of 1998. (See "-Fair Value Adjustments" above).

   For the nine months ended September 30, 1998, the Company originated and purchased $1.3 billion of mortgage loans, representing a 52% increase from $858 million of mortgage loans originated and purchased for the nine months ended September 30, 1997. The Company completed three securitizations totaling $1.3 billion during the nine months ended September 30, 1998 compared to three securitizations totaling $835 million in the corresponding period in the prior year, representing a 56% increase. Total loans serviced at September 30, 1998 increased 69% to $2.7 billion from $1.6 billion at September 30, 1997.

   Net Gain on Sale of Mortgage Loans. For the nine months ended September 30, 1998, net gain on sale of mortgage loans increased $8.9 million, or 15%, to $69.4 million from $60.5 million for the nine months ended September 30, 1997. This increase was primarily due to the increase in the amount of loans securitized for the none months ended September 30, 1998 compared to the same period in 1997, but was partially offset by a lower weighted average net gain on sale ratio. The weighted average net gain on sale ratio was 5.3% compared to 7.2% for the nine months ended September 30, 1997.

   Net gain on the sale of loans increased less than the overall increase in loan securitizations primarily due to (a) the Company's change to more conservative prepayment assumptions used in initially valuing the residual certificates and capitalized mortgage servicing rights acquired subsequent to the first quarter of 1998 (see "-Fair Value Adjustments" above), and (b) the impact of a hedging loss during the third quarter of 1998 resulting from lower interest rates that was not offset by a higher gain on sale due to substantially wider spreads demanded by asset-backed investors who purchase the pass-through certificates issued by securitization trusts.

   Interest Income. Interest income for the nine months ended September 30, 1998 decreased $10.3 million to $6.8 million from $17.1 million in the comparable period in 1997. The decrease in interest income was primarily due to the $15.5 million fair value adjustment made during the second quarter of 1998 to the interest-only and residual certificates previously discussed (see "-Fair Value Adjustments" above). The effect of that adjustment was partially offset by increases in interest income (a) from interest-only and residual certificates income, and (b) from bank deposits resulting from a higher average balance held in securitization trust accounts by the Company. In addition, interest on loans held for sale increased due to higher average balances, partially offset by a decline, from 11.1% to 10.2%, in the weighted average coupon rate on the mortgage loans, reflecting both a lower interest rate and the Company's shift to higher credit quality loans.

   Servicing Fees. Servicing fees for the nine months ended September 30, 1998 increased $0.4 million, or 8%, to $5.7 million from $5.3 million in the comparable period in 1997. This increase was primarily due to an increase in the aggregate size of the Company's servicing portfolio, partially offset by the recording of the $1.9 million provision for the Company's capitalized mortgage servicing rights. (See "-Fair Value Adjustments" above). During the nine months ended September 30, 1998, the average balance of mortgage loans serviced by the Company increased 92% to $2.3 billion from $1.2 billion during the comparable period in 1997.

   Origination Fees. Origination fees for the nine months ended September 30, 1998 increased $5.7 million, or 46%, to $18.0 million from $12.3 million in the comparable period in 1997. The increase is primarily the result of increased broker and retail loan originations.

Expenses

   Total expenses increased $33.1 million, or 58%, to $89.7 million for the nine months ended September 30, 1998, from $56.6 million for the comparable period in 1997. This increase was primarily the result of (1) increased interest expense,
(2) increase in the Company's personnel to support its higher level of loan originations, and (3) costs associated with the Company's expanded retail, broker and correspondent divisions.

   Payroll and Related Costs. For the nine months ended September 30, 1998, payroll and related costs expense increased $13.2 million, or 46%, to $41.7 million from $28.5 million for the comparable period in 1997. This increase is primarily due to staff increases related to an increase in the Company's loan originations and the costs associated with the Company's broker, correspondent and Fidelity Mortgage retail division, which only reflects expenses from February 11, 1997. As of September 30, 1998, the Company employed 1,041 full-and part-time employees compared to 850 full- and part-time employees as of September 30, 1997.

   Interest Expense. For the nine months ended September 30, 1998, interest expense increased $10.5 million, or 82%, to $23.2 million from $12.7 million for the comparable period in 1997. The increase in interest expense was attributable to (1) an increase in loan production, which increased the level of debt needed throughout the first nine months of 1998 to finance the inventory of loans held for sale prior to their securitizations, and (2) the Company's issuance in July 1997 of the Senior Notes.

   General and Administrative Expenses. For the nine months ended September 30, 1998, general and administrative expenses increased $9.5 million, or 62%, to $24.8 million from $15.3 million for the comparable period in 1997. This increase was primarily attributable (1) an increase in expenses associated with the Company's increased loan originations and purchases, and (2) the expansion costs associated with the Company's increasing the number of Fidelity Mortgage retail branch offices from five to fifteen.

   Income Taxes. The Company recorded a tax provision of $3.7 million and $16.4 million for the nine months ended September 30, 1998 and 1997, respectively. Income taxes provided a 36.5% effective tax rate for the nine months ended September 30, 1998, compared to a 42.7% assumed effective tax rate for the nine months ended September 30, 1997. The reduction in the effective tax rate is primarily attributable to the Company's expansion into lower tax rate states and local jurisdictions and to the benefits for permanent book/tax differences.


Financial Condition

September 30, 1998 compared to December 31, 1997

   Cash and interest-bearing deposits increased $10.1 million, or 31%, to $42.9 million at September 30, 1998 from $32.8 million at December 31, 1997. The increase was primarily the result of additional monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable decreased $7.9 million, or 25%, to $23.3 million at September 30, 1998 from $31.2 million at December 31, 1997. The decrease was primarily attributable to the receipt of a federal tax refund partially offset by an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations, related to a higher average servicing portfolio. The Company's servicing portfolio increased 50% to $2.7 billion as of September 30, 1998 from $1.8 billion as of December 31, 1997.

   Loans held for sale increased $8.7 million, or 11%, to $87.9 million at September 30, 1998 from $79.2 million at December 31, 1997. This increase was the result of a lower percentage of loans securitized compared to loans originated and purchased, in the nine months ended September 30, 1998, as compared to the fourth quarter of 1997.

   Accrued interest and late charges receivable increased $11.9 million, or 40%, to $41.5 million at September 30, 1998 from $29.6 million at December 31, 1997. This increase was primarily due to a higher loan servicing portfolio which resulted in increased reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights increased $7.8 million, or 34%, to $30.7 million at September 30, 1998, from $22.9 million at December 31, 1997. This increase was directly attributable to the Company's capitalizing the fair market value of its servicing assets, totaling $15.2 million, resulting from the Company's completion of three securitizations during the first nine months of 1998, partially offset by the amortization of capitalized mortgage servicing rights and the fair value adjustment to the capitalized mortgage servicing rights (see "-Fair Value Adjustments" above).

   Interest-only and residual certificates increased $30.0 million, or 18%, to $197.8 million at September 30, 1998 from $167.8 million at December 31, 1997. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $70.0 million from its securitizations during the nine months ended September 30, 1998. The increase was offset by the effect of the fair value adjustment and normal amortization due to cash distributions.

   Equipment, net, increased $5.3 million, or 47%, to $16.5 million at September 30, 1998 from $11.2 million at December 31, 1997. The increase was primarily due to capital expenditures related to new technology and expansion.

   Cash held for advance payments increased $5.3 million, or 84%, to $11.6 million at September 30, 1998 from $6.3 million at December 31, 1997. The increase was primarily due to a higher average loan servicing portfolio resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Warehouse financing and other borrowings increased $53.8 million, or 191%, to $82.0 million at September 30, 1998 from $28.2 million at December 31, 1997. This increase was primarily related to the operating cash deficit and, to a lesser extent, the amount of loans held for sale and to fund purchases of equipment.

   The aggregate principal balance of the Senior Notes totaled $149.4 million at September 30, 1998, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1. The Company did not have any Senior Notes outstanding prior to July 1997.

   Accounts payable and accrued expenses decreased $1.2 million, or 8%, to $14.3 million at September 30, 1998 from $15.5 million at December 31, 1997. This decrease was primarily attributable to a payment of interest on Senior Notes, partially offset by the timing of various operating accruals.

   Investor payable increased $13.0 million, or 32%, to $53.9 million at September 30, 1998 from $40.9 million at December 31, 1997. This increase was primarily due to a 50% increase in the Company's portfolio of serviced loans. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Advance payments by borrowers for taxes and insurance increased $3.8 million, or 66%, to $9.6 million at September 30, 1998 from $5.8 million at December 31, 1997. This increase is primarily due to a higher average loan servicing portfolio and the timing of payments collected and disbursed resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Stockholders' equity increased $6.4 million, or 5%, to $132.9 million at September 30, 1998 from $126.5 million at December 31, 1997. This increase is due to net income of $6.4 million for the nine month period ending September 30, 1998, and the issuance of $1.2 million of the Company's common stock paid to the sellers of Fidelity Mortgage in August 1998, partially offset by the Company's repurchase of 94,600 shares of its common stock for $1.2 million.

Liquidity and Capital Resources

     The Company has historically operated on a negative cash flow basis primarily due to increases in the volume of loan purchases and originations and the growth of its securitization program. In recent quarters, however the Company has reduced its negative cash flow, and expects to continue to do so for the foreseeable future, as a result of aggregate annual increased cash inflows from the Company's retained interest-only and residual certificates, advantageous changes in the securitizations structures the Company has used and a greater concentration on less cash-intensive broker and retail originations. Since the second quater of 1997, the company has sold the senior interest-only certificates in each of its securitizations and, in the Comany's three most recent securitizations, it has successfully increased the amount of senior interest-only certificates offered to investors, compared to prior securitizations.

   For the nine months ended September 30, 1998 and 1997, the Company had operating cash deficits of $34.6 million and $55.3 million, respectively. The improvement in the Company's operating cash deficit from 1997 compared to 1998 was primarily due to increased cash inflows from the Company's retained interest-only and residual certificates, changes in the securitization structures that the Company has utilized, a tax refund, an increase in the Company's restricted cash held for securitization trust accounts and a lower percentage of correspondent loan purchases, partially offset by the semi-annual Senior Note interest payment.

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

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company currently has three warehouse facilities for this purpose. One warehouse facility is a $400 million committed credit line with a variable rate of interest and a maturity date of February 1999. This facility was converted from an uncommitted to a committed line during the three months ended March 31, 1997 and the maturity date was extended from February 1998 to February 1999 during the three months ended March 31, 1998. The Company's second warehouse facility is a syndicated $150 million committed revolving line with a variable rate of interest and a maturity date of June 1999. This facility was increased from $140 million to $150 million during the three months ended June 30, 1998. The Company's third warehouse facility is a $200 million committed commercial paper conduit with a variable rate of interest and a maturity date of September 1999. The outstanding balance on the $400 million facility as of September 30, 1998 was $75.6 million. The Company had no outstanding balances for the $150 million facility as of September 30, 1998. The Company utilized $36.1 million of the $200 million facility as of September 30, 1998.

   The Company has in the past obtained financing facilities for interest-only and residual certificates acquired as part of its securitizations. As of September 30, 1998, the Company did not have any indebtedness secured by interest-only and residual certificates. In addition, the Company is limited by the terms of the indenture governing the Senior Notes as to the amount of future indebtedness permitted to be secured by interest-only and residual certificates.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of September 30, 1998.

   The Company purchased a total of 94,600 shares of its common stock during the nine months ended September 30, 1998, under the Company's ongoing stock repurchase program, at a total cost of $1.2 million. All of the repurchased shares were purchased in open market transactions at then prevailing market prices.

Interest Rate Risk

    Among the Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities, commercial paper rates and the London Inter-Bank Offered Rate ("LIBOR"). The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the Company's loan servicing portfolio. To the extent servicing rights and interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely impacting earnings. As previously discussed, the fair value adjustments that the Company recorded in the second quarter of 1998 were primarily attributable to the Company's change in prepayment assumptions to reflect higher than originally anticipated rates of prepayments. (See "-Fair Value Adjustments" above). In an effort to mitigate the effect of interest rate risk, the Company has reviewed its various mortgage products and has identified and modified those that have proven historically more susceptible to prepayments. However, there can be no assurance that such modifications to its product line will effectively mitigate interest rate risk in the future.

   Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities, although the Company undertakes to hedge its exposure to this risk by using treasury rate lock contracts. (See "Hedging" below).

Hedging

   The Company originates and purchases mortgage loans and then sells them primarily through securitizations. At the time of securitization and delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread" between the interest rate on the loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by securitization trusts, which historically was generally related to the interest rate on treasury securities with maturities corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread narrows, resulting in a loss in value of the loans. The Company has implemented a strategy to protect against such losses and to reduce interest rate risk on loans originated and purchased that have not yet been securitized through the use of treasury rate lock contracts with various durations (which are similar to selling a combination of United States Treasury securities), which equate to a similar duration of the underlying loans. The nature and quantity of hedging transactions are determined by the Company based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into treasury rate lock contracts through one of its warehouse lenders and/or one of the investment bankers which underwrite the Company's securitizations. These contracts are designated as hedges in the Company's records and are closed out when the associated loans are sold through securitization.

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

       Up to and including the second quarter of 1998, the Company believes that its hedging strategy of using treasury rate lock contracts was the most effective way to manage its interest rate risk on loans prior to securitization. However, in the third quarter of 1998, asset-backed investors, responding to lower treasury yields and global financial market volatility, demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities. As a result, Delta's hedge loss resulting from lower interest rates was not offset by a higher gain on sale as the Company has historically seen. Because the Company's third quarter securitization closed on September 30, 1998, the Company had no hedge outstanding as of that date.

       Given the Company's belief that the volatile market experienced in the third quarter would likely continue well into the fourth quarter - and, as a result, that the amount of the spreads demanded by asset-backed securitization investors would be difficult to predict - the Company has not, to date, hedged any of its warehoused loans pending securitization in the fourth quarter; believing that its historical hedging strategy would continue to be largely ineffective in the current environment. The Company will continue to review and determine how best to mitigate risk pending securitization.


Information Services Year 2000 Project



      The Year 2000 issue centers on the inability of certain computer hardware and software systems and associated applications to correctly recognize and process dates beyond December 31, 1999. Many computer programs used by the Company, its suppliers and outside service providers were developed using only six digits to define the date field (two fields each for the month, day and year) and may recognize "00" as the year 1900, rather than the year 2000. Due to the nature of financial information, if corrective action is not taken, calculations that rely on the integrity of the date field for the processing of information could be significantly misstated.

STATE OF READINESS

     The Company has implemented a detailed Year 2000 Plan (the "Plan") to evaluate the Year 2000 readiness of the computer systems that support the operation of the Company including vendor computer systems. This Plan is expected to conclude in June 1999 with all systems year 2000 compliant.

     The Plan includes upgrading the origination system software, upgrading the loan servicing software, upgrading the accounting system software, upgrading the wide area network software, assessing the proper integration of all systems and communicating with vendors and liquidity providers to ascertain their Year 2000 compliance.

     To date the accounting system is Year 2000 compliant and all vendors and liquidity providers have been contacted regarding their readiness. Results of system tests conducted by the Company and other service providers will continue to be carefully monitored to ensure that all issues have been identified and addressed.

     The Company believes it has developed an effective Plan to address the Year 2000 issue and that based on the available information, the execution of the Plan will not have any significant or material impact to the Company's ability to operate before, during or after the transition to the new millennium. However, the Company has no control over the process of third parties in addressing their own Year 2000 issues and, if the necessary changes are not effected or are not completed in a timely manner, or if unanticipated problems arise, there may be a material impact on the Company's financial condition and result of operations.

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The Company's costs to resolve the Year 2000 issue are not expected to have a material financial impact on the Company and are expected to be less than $1 million, which the Company intends to fund from its current operations. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations.

RISK OF YEAR 2000 ISSUES

     To date, the Company has not identified any system which presents a material risk of failing to be Year 2000 complaint in a timely manner, or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Plan, systems or equipment may be identified which present a material risk of business interruption. Such disruption may include the inability to process customer accounting transactions; the inability to process loan applications; the inability to reconcile and record daily activity; the inability to track delinquencies; or the inability to generate checks or to clear funds. In addition, if any of the Company's liquidity providers should fail to achieve the Year 2000 compliance and they experience a disruption of their own businesses which prevents them from fulfilling their obligations, the Company may be materially impacted.

     To the extent that the risks posed by the Year 2000 issue, which are beyond the Company's control, are pervasive in data processing, utility and telecommunication services worldwide, the Company cannot predict with certainty that it will remain materially unaffected by issues related to the Year 2000 problem.


CONTINGENCY PLANS

     As part of the Plan implemented by the Company, periodic assessments are made to determine that all Year 2000 issues will be addressed prior to the new millennium. If this assessment determines that any systems are not Year 2000 compliant, and will not become Year 2000 compliant in a timely manner, then a contingency plan to implement a suitable alternative will be put in place. At this time all systems are expected to be compliant and no contingency plan is in place.

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

SFAS No. 134

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 conforms the accounting for securities retained after the securitization or mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first quarter beginning after December 15, 1998. Management of the Company believes the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.

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

      * The Company's ability or inability to obtain adequate warehouse and other financing facilities.

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

      *  Risks associated with the Year 2000 (see "-Year 2000" above).

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

   Several class-action lawsuits have been filed against a number of consumer finance companies alleging that the compensation of mortgage brokers through the payment of yield spread premiums violates various federal and state consumer protection laws. The Company has been named in two such lawsuits:

         a. In or about March 1997, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates, among other things, the Real Estate Settlement Procedures Act ("RESPA"). The complaint seeks (i) certification of a class of plaintiffs, (ii) an injunction against payment of yield spread premiums by the Company and (iii) unspecified compensatory and punitive damages (including attorney's fees). On July 7, 1997, the Company filed an answer to the plaintiff's amended complaint. In October 1998, the Company agreed to an individual settlement with plaintiffs, and the lawsuit has been dismissed with prejudice.

         b. In or about February 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Northern District of Mississippi - Greenville Division, alleging that the Company's compensation or mortgage brokers by means of yield spread premiums violates RESPA. The complaint seeks
            (I) certification of a class of plaintiffs, and (ii) unspecified compensatory damages (including attorney's fees). On March 31, 1998, the Company filed an answer to the complaint. In September and October 1998, briefs were submitted by both sides in connection with plaintiff's motion for class certification, and a hearing is expected to occur on the motion in December 1998. Management believes that Company has meritorious defenses and intends to defend this suit, but the Company cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

         c. In or about October 1998, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates RESPA. The complaint seeks (i) certification of a class of plaintiffs, and (ii) unspecified compensatory and treble damages (including attorney's fees). Management believes that Company has meritorious defenses and intends to defend this suit, but the Company has not yet answered and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

   In or about September 1998, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that the Company did not properly credit payments received from borrowers to principal and interest. The complaint seeks (i) certification of a class of plaintiffs, (ii) an accounting, (iii) unspecified compensatory and punitive damages (including attorneys' fees), and (iv) injunctive relief, based upon alleged (a) breach of contract, (b) unjust enrichment, (c) fraud, and (d) deceptive trade practices. Management believes that Company has meritorious defenses and intends to defend this suit, but the Company has not yet answered and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.


Item 2.  Changes in Securities.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

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

                                          DELTA FINANCIAL CORPORATION
                                                  (Registrant)

Date:  November 12, 1998                  By:/s/ HUGH MILLER
                                             -----------------------------------
                                             Hugh Miller
                                             President & Chief Executive Officer


                                          By:/s/ RICHARD BLASS
                                             -----------------------------------
                                             Richard Blass
                                             Senior Vice President and
                                             Chief Financial Officer