Form 10-K
period 1998-12-31
DELTA FINANCIAL CORP
filed 1999-04-01
CIK 1021848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(516) 364-8500
                            ------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, PAR VALUE $.01 PER SHARE         NEW YORK STOCK EXCHANGE
        (TITLE OF EACH CLASS)        (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

       Securities Registered Pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 4, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $5.50, was approximately $27,101,322.

   As of March 31, 1999, the Registrant had 15,358,749 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

   Part III, Items 10, 11, 12 and 13 are incorporated by reference from Delta Financial Corporation's definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I
ITEM 1.  BUSINESS

BUSINESS OVERVIEW

   Delta Financial Corporation (the "Company" or "Delta") is a Delaware corporation which was organized in August 1996. On October 31, 1996, in connection with its initial public offering, the Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation which had been organized on January 8, 1982 to originate, sell, service and invest in residential first and second mortgages. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, par value $.01 per share.

   Delta Financial Corporation, together with its subsidiaries, is a consumer finance company that has engaged in originating, acquiring, selling and servicing non-conforming home equity loans since 1982. Throughout its 17 years of operating history, Delta has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios. Management believes that these borrowers have largely been unsatisfied by the more traditional sources of mortgage credit, which underwrite loans to conventional guidelines established by the Federal National Mortgage Associations ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company makes loans to these borrowers for such purposes as debt consolidation, home improvement, mortgage refinancing or education, and these loans are primarily secured by first mortgages on one- to four-family residential properties.

   Through its wholly-owned subsidiary, Delta Funding, the Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers ("Brokered Loans") and also purchases loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). Delta Funding Corporation currently originates and purchases the majority of its loans in 24 states, through its network of approximately 1,400 brokers and correspondents.

   In February 1997, to broaden its origination sources and to expand its geographic presence, the Company acquired two related retail originators of home equity loans, Fidelity Mortgage Inc., based in Cincinnati, Ohio, and Fidelity Mortgage (Florida), Inc., based in West Palm Beach, Florida, and subsequently merged the two companies into Fidelity Mortgage Inc. ("Fidelity Mortgage"). Fidelity Mortgage develops retail loan leads primarily through its telemarketing system and its network of 15 retail offices located in Florida (3), Georgia, Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2) and Tennessee.

   In May 1998,  the  Company and MCAP  Mortgage  Corporation  and MCAP  Service
Corporation entered into a strategic alliance to originate, underwrite and service non-conforming mortgage loans in Canada. In February 1999, the Company decided to close its Canadian business to focus exclusively on its U.S.-based business.

   For the year ended December 31, 1998, the Company originated and purchased approximately $1.73 billion of loans, of which approximately $836 million were originated through its network of brokers, $653 million were purchased from its network of correspondents, $234 million were originated through its Fidelity
Mortgage retail network and $5 million were originated through its Canadian brokered network.

   Substantially all of the loans originated and purchased by the Company were sold in securitizations in which the loans were transferred to a trust, which had raised the cash payment to purchase the loans through the sale of asset-backed pass-through securities. For the year ended December 31, 1998, Delta sold a total of $1.72 billion of loans through four real estate mortgage investment conduit ("REMIC") securitizations. Each of these four securitizations was credit-enhanced, by an insurance policy provided through a monoline insurance company and/or a senior-subordinated structure, to receive ratings of Aaa from Moody's Investors Service, Inc. ("Moody's") and AAA from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("S&P"). The Company sells loans through securitizations to improve its operating leverage and liquidity, to minimize financing costs and to reduce its exposure to fluctuations in interest rates.

   The majority of the Company's revenues and cash flows result from its securitizations and servicing of home-equity loans that it has originated or purchased.  In a  securitization,  the Company  sells the loans to a trust for a cash
payment while retaining (1) the right to service the loans, and receive a contractual servicing fee and (2) interest-only and residual certificates in the trust, entitling the Company to receive any "Excess Servicing" income, consisting of any remaining cash flows collected by the trust from principal and interest payments on its loans after the trust has first paid (a) all principal and interest required to be passed through to holders of the trust's securities,
(b) all contractual servicing fees, and (c) other recurring fees and costs of administering the trust. Upon securitizing a pool of loans, the Company recognizes a gain on sale of loans ("net gain on sale of mortgage loans") equal to the difference between cash received from the trust when it sells asset-backed pass-through certificates and the investment in the loans remaining after allocating portions of that investment to record the value of servicing rights and interest-only and residual certificates received in the securitization. The majority of the net gain on the sale of mortgage loans results from, and is initially realized in the form of, the retention of the mortgage servicing rights and interest-only and residual certificates. The servicing rights and interest-only and residual certificates are each recorded based on their fair values, estimated based on a discount rate which management believes reflects the rate market participants would utilize in purchasing similar servicing rights and interest-only and residual certificates, and the stated terms of the transferred loans adjusted for estimates of future prepayment rates and defaults among those loans. If actual prepayments and/or defaults exceed the Company's estimates, the future cash flows from the servicing rights and interest-only and residual certificates would be negatively affected. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations.")

   Although the Company recognizes income from the securitization of loans at the time of the securitization, the Company receives cash flows from the securitization, in particular the retained servicing rights and interest-only and residual certificates, over the life of the transferred loans.

   The Company services substantially all of the loans it has originated or purchased, including all of the loans sold through securitizations. As of December 31, 1998, the Company has a loan servicing portfolio of $2.95 billion.

   The Company begins to receive cash flows from monthly contractual servicing fees in the month following a securitization. The Company's servicing fees range from 0.50% to 0.65% per annum of the outstanding balance of the loans being serviced.

   The Company typically begins to receive cash flows from the interest-only and residual certificates retained upon securitization approximately eight to fifteen months after a securitization, with the specific timing depending on the structure and performance of the securitization. Initially, securitization trusts utilize the Excess Servicing cash flows to make additional payments of principal on the pass-through certificates in order to establish a spread between the principal amount of the trust's outstanding loans and the amount of outstanding pass-through certificates. Once a spread of between 2% and 3% of the initial securitization principal (the "overcollateralization limit") is established, the Excess Servicing cash flows are distributed to Delta as the holder of the interest-only and residual certificates. The Company utilizes the more conservative "cash-out" method of valuing future cash flows from residual certificates (See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations.").

   In addition to the income and cash flows earned from the Company's securitizations, the Company also earns income and generates cash flows from whole loan sales, the net interest spread earned on loans while they are held for sale, and from loan origination fees on Brokered Loans and retail loans.

   The Company's business strategy is to increase the size of its servicing portfolio and focus on its more profitable broker and retail channels of originations (instead of correspondent purchases) by (1) continuing to provide top quality service to its network of brokers, correspondents and retail clients, (2) maintaining its underwriting standards, (3) further penetrating its established and recently-entered markets and expanding into new geographic markets, (4) expanding its retail origination capabilities, (5) leveraging and continuing its investment in information and processing technologies, and (6) strengthening its loan production capabilities through acquisitions.

HOME EQUITY LENDING OPERATIONS

OVERVIEW

   Delta's consumer finance activities consist of originating, acquiring, selling and servicing non-conforming mortgage loans. These loans are primarily secured by first mortgages on one- to four-family residences. Once loan applications have been received, the underwriting process completed and the loans funded or purchased, Delta typically packages the loans in a portfolio and sells the loan portfolio through a securitization. Delta retains the right to service the loans that it securitizes.

   The Company provides its customers with an array of loan products designed to meet their needs. The Company uses a risk-based pricing strategy and has developed products for various risk categories. Historically, the Company offered fixed-rate loan products and, to date, the majority of the Company's loan production is fixed-rate. As the Company has expanded geographically, it has expanded its product offerings to include adjustable-rate mortgages and fixed/adjustable-rate mortgages. However, during the fourth quarter of 1998, the Company has virtually eliminated originations of its six-month LIBOR (London Inter Bank Offered Rate) adjustable rate mortgages, which are less profitable and more prepayment sensitive.

   Historically, the Company conducted substantially all of its broker and correspondent lending operations out of its Woodbury, New York headquarters. Recently, however, the Company has been opening regional branch offices, which include loan processing, underwriting and business development functions, to bring it in closer contact with brokers and correspondents, enhance customer service and underscore Delta's long-term commitment in newer regions. Typically, these offices are staffed with a combination of experienced Delta personnel who oversee implementation of Delta's operating methods and local employees with established relationships in, and specific knowledge of, the local market. Currently, the Company's Southeast regional office (Atlanta, Georgia) and West Coast regional office (Anaheim, California) are the only "full service" regional branches with full underwriting authority. Delta's Midwest (Chicago, Illinois), New England (Warwick, Rhode Island) and Southeast (Deerfield Beach, Florida) regional offices are "full processing" regional branches, for which final underwriting approval is required from the Woodbury, New York headquarters for all mortgage loans. As these branches mature and demonstrate their ability to meet Delta's operating standards, the Company intends to strengthen their operations by delegating full underwriting authority. Fidelity Mortgage retail loans are underwritten by two operational offices (Cincinnati, Ohio and West Palm Beach, Florida), which have full underwriting authority.

LOAN ORIGINATION AND PURCHASES

   The Company increased its loan originations and purchases by 38% to $1.73 billion in 1998 from $1.25 billion in 1997, an increase of 90% over 1996 production of $659 million.

   The following tables highlight several important trends for the Company, including: (1) increased overall loan production, (2) a shift to higher credit quality loans, (3) a de-emphasis of correspondent loan purchases and (4) the maintenance of geographic diversity.

   The following table shows the channels of the Company's loan originations and purchases for the years shown:

                                                    YEAR ENDED DECEMBER 31,
                                                 1998         1997        1996
                                                 ----         ----        ----
                                                    (DOLLARS IN THOUSANDS)
Broker:
    Principal balance...................... $  841,079   $  481,586   $  321,733
    Average principal balance per loan..... $       92   $       87   $       85
    Combined weighted average initial loan-
      to-value ratio(1)....................      72.8%        69.9%        67.7%
    Weighted average interest rate.........      10.0%        10.8%        11.1%
Correspondent:
    Principal balance...................... $  652,503   $  632,639   $  337,033
    Average principal balance per loan..... $       82   $       77   $       73
    Combined weighted average initial loan-
      to-value ratio(1)....................      73.9%        72.8%        69.8%
    Weighted average interest rate.........      10.8%        11.3%        11.7%
Retail:
    Principal balance...................... $  234,011   $  140,386   $      n/a
    Average principal balance per loan..... $       75   $       69   $      n/a
    Combined weighted average initial loan-
      to-value ratio(1)....................      79.9%        80.1%          n/a
    Weighted average interest rate.........       9.4%        10.1%          n/a
Total loan purchases and originations:
    Principal balance...................... $1,727,593   $1,254,611   $  658,766
    Average principal balance per loan..... $       85   $       80   $       78
    Combined weighted average initial loan-
      to-value ratio(1)....................      74.2%        72.5%        68.8%
    Weighted average interest rate.........      10.2%        11.0%        11.4%
Percentage of loans secured by:
    First mortgage.........................      95.5%        94.0%        93.8%
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

   The following table shows the channels of loan originations and purchases on a quarterly basis for 1998:


                                                                         THREE MONTHS ENDED
                                                      ---------------------------------------------------------
                                                      DECEMBER 31,  SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                                          1998           1998           1998          1998
                                                      ------------  -------------  -------------  -------------

                                                                      (DOLLARS IN THOUSANDS)
Broker:
    Number of Brokered Loans......................         2,711          2,464          2,140          1,798
    Principal balance.............................      $243,721      $ 231,475      $ 198,327       $167,556
    Average principal balance per loan............      $     90      $      94      $      93       $     93
    Combined weighted average initial loan-
      to-value ratio(1)..........................          73.1%          73.4%          72.3%          71.9%
    Weighted average interest rate................         10.0%           9.9%          10.0%          10.1%

Correspondent:
    Number of Correspondent Loans.................         1,369          2,105          2,404          2,110
    Principal balance.............................      $108,266       $177,753       $199,057       $167,427
    Average principal balance per loan............      $     79      $      84       $     83       $     79
    Combined weighted average initial loan-
      to-value ratio(1)...........................         73.5%          74.3%          74.0%          73.8%
    Weighted average interest rate................         10.8%          10.8%          10.7%          11.0%

Retail:
    Number of retail loans........................           883            870            674            714
    Principal balance.............................     $  63,049       $ 66,974       $ 52,191       $ 51,797
    Average principal balance per loan............     $      71       $     77       $     77       $     73
    Combined weighted average initial loan-
      to-value ratio(1)...........................         79.1%          80.3%          80.2%          80.2%
    Weighted average interest rate................          9.4%           9.2%           9.3%           9.6%

Total loan purchases and originations:
    Total number of loans.........................         4,963          5,439          5,218          4,622
    Principal balance.............................      $415,036       $476,202       $449,575       $386,780
    Average principal balance per loan............      $     84       $     88       $     86       $     84
    Combined weighted average initial loan-
      to-value ratio(1)...........................         74.1%          74.7%          74.0%          73.8%
    Weighted average interest rate................         10.1%          10.1%          10.2%          10.4%
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

   The following table shows lien position, weighted average interest rates and loan-to-value ratios for the years shown:


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1998     1997     1996
                                                         ----     ----     ----
First mortgage:
    Percentage of total purchases and originations...    95.5%    94.0%    93.8%
    Weighted average interest rate...................    10.2%    11.0%    11.4%
    Weighted average initial loan-to-value ratio(1)..    74.3%    72.6%    68.9%

Second mortgage:
    Percentage of total purchases and originations...     4.5%     6.0%     6.2%
    Weighted average interest rate...................    10.5%    11.3%    11.5%
    Weighted average initial loan-to-value ratio(1)..    70.6%    71.1%    66.6%
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

   The following table shows the geographic distribution of loan purchases and originations for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------
                                          1998                      1997                      1996
                                 ------------------------  ------------------------  ------------------------
REGION                           PERCENTAGE  DOLLAR VALUE  PERCENTAGE  DOLLAR VALUE  PERCENTAGE  DOLLAR VALUE
------                           ----------  ------------  ----------  ------------  ----------  ------------
                                                            (DOLLARS IN MILLIONS)

NY, NJ and PA.............           55.0%       $949.3        52.9%       $664.3        66.3%       $436.9
Midwest...................           19.7         340.3        21.6         270.9        14.9          98.3
Southeast.................            9.3         161.0         9.7         121.4         4.2          27.6
New England...............            7.3         125.8         7.1          89.3         5.9          38.6
Mid-Atlantic*.............            6.9         119.1         6.5          81.3         6.6          43.7
West......................            1.5          26.6         2.2          27.3         2.1          13.7
Canada....................            0.3           5.5         n/a           n/a         n/a           n/a

------------
*    Excluding New York (NY), New Jersey (NJ) and Pennsylvania (PA).

   BROKER AND CORRESPONDENT MARKETING. Throughout its history Delta has been successful in establishing and maintaining relationships with brokers and correspondents offering non-conforming mortgage products to their clientele. Management believes that this success is primarily attributable to the quality of service the Company provides to its network of brokers and correspondents.

   Delta typically initiates contact with a broker or correspondent through Delta's Business Development Department, comprised of 33 business development representatives as of December 31, 1998, supervised by a senior officer with over ten years of sales and marketing experience in the industry. The Company usually hires business development representatives who have contacts with brokers and correspondents that originate nonconforming mortgage loans within their geographic territory. The business development representatives are responsible for developing and maintaining the Company's broker and correspondent networks within their geographic territory by frequently visiting the broker or correspondent, communicating the Company's underwriting guidelines, disseminating new product information and pricing changes, and by demonstrating a continuing commitment to understanding the needs of the customer. The business development representatives attend industry trade shows and inform Delta about the products and pricing being offered by competitors and new market entrants. This information assists Delta in refining its programs and product offerings in order to remain competitive. Business development representatives are compensated with a base salary and commissions based on the volume of loans originated or purchased as a result of their efforts.

   APPROVAL PROCESS. Before a broker or correspondent becomes part of Delta's network, it must go through an approval process. Once approved, brokers and correspondents may immediately begin submitting applications and/or loans to Delta.

   To be approved, a broker must demonstrate that it is properly licensed and registered in the state in which it seeks to transact business, submit to a credit check and sign a standard broker agreement with Delta. A correspondent is eligible to submit loans to Delta for purchase only after an extensive investigation of the prospective correspondent's lending operations including an on-site visit, a review of the correspondent's financial statements for the prior two years, a credit report on the correspondent, a review of sample loan documentation and business references provided by the correspondent. Once approved, Delta requires that each correspondent sign an Agreement of Purchase and Sale in which the correspondent makes representations and warranties governing both the mechanics of doing business with Delta and the quality of the loan submissions themselves. Delta also performs an annual review of each approved correspondent in order to ensure continued compliance with legal requirements and that lending operations and financial information continue to meet Delta's standards. In addition, Delta regularly reviews the performance of loans originated or purchased through its brokers or correspondents.

   BROKERED LOANS. For the year ended December 31, 1998, the Company's broker network accounted for $841.1 million, or 49%, of Delta's loan purchases and originations compared to $481.6 million, or 38%, of Delta's loan purchases and originations for the year ended December 31, 1997 and $321.7 million, or 49%, of Delta's loan purchases and originations for the year ended December 31, 1996. No single broker contributed more than 5.2%, 5.8% or 11.4% of Delta's total purchases or originations in the years ended December 31, 1998, 1997 and 1996, respectively.

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

   The Company compensates its loan officers, who on a loan-by-loan basis are the primary relationship contacts with the brokers, predominantly on a commission basis. All of the Company's loan officers must complete an extensive 9- to 12-month training program to attain the level of knowledge and experience integral to the Company's commitment to providing the highest quality service for brokers. Management believes that by maintaining an efficient, trained and experienced staff, it has addressed three central factors which determine where a broker sends its business: (i) the speed with which a lender closes loans,
(ii) the lender's knowledge concerning the broker and his business and (iii) the support a lender provides.

   CORRESPONDENT LOANS. For the year ended December 31, 1998, Delta's correspondent network accounted for $652.5 million, or 37%, of Delta's loans purchases and originations compared to $632.6 million, or 51%, of Delta's loan purchases and originations for the year ended December 31, 1997 and $337.0 million, or 51%, of Delta's loan purchases and originations for the year ended December 31, 1996. No single correspondent contributed more than 3.8%, 6.5% or 6.3% of Delta's total loan purchases and originations in 1998, 1997 or 1996, respectively.

   An approved correspondent is a licensed mortgage banker or savings and loan who sells loans to Delta which the correspondent has originated, processed, closed and funded in its own name in conformity with Delta's underwriting standards. The loans are sold to Delta either on an individual flow basis or in block sales. When selling on a flow basis, a correspondent typically will seek a pre-approval from Delta prior to closing the loan, and Delta will approve the loan based on a partial or full credit package, stipulating any items needed to complete the package in adherence to Delta's underwriting guidelines. On a block sale, a correspondent will offer a group of loans, generally loans that have not been pre-approved, to Delta for sale, and Delta will purchase those loans in the block that meet Delta's underwriting criteria.

   RETAIL LOANS. The Company acquired its Fidelity Mortgage retail origination network in 1997. For the year ended December 31, 1998, this channel accounted for $234.0 million, or 14%, of Delta's loan purchases and originations compared to $140 million, or 11%, of Delta's loan purchases and originations in 1997. Through its marketing efforts, Fidelity Mortgage is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for the Company's products. Fidelity Mortgage's telemarketing representatives identify interested customers and refer these customers to loan officers at the retail branch offices who then proceed to determine the applicant's qualifications for the Company's loan products, negotiate loan terms with the borrower and process the loan through completion.

LOAN UNDERWRITING

   All of Delta's brokers, correspondents and retail offices are provided with the Company's underwriting guidelines. Loan applications received from brokers and correspondents or retail customers are classified according to certain characteristics, including but not limited to: credit history of the applicant, ability to pay, condition and location of the collateral, loan-to-value ratio and general stability of the applicant in terms of employment history and time in residence. Delta has established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings "A" through "D", with subratings within those categories. Terms of loans made by Delta, as well as maximum loan-to-value ratios and debt-to-income ratios, vary depending on the applicant's classification. Loan applicants with less favorable credit ratings are generally offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. The general criteria used by Delta's underwriting staff in classifying loan applicants are set forth in the following table:



                          DELTA'S UNDERWRITING CRITERIA

                                "A" RISK                "B" RISK                 "C" RISK                "D" RISK
                            EXCELLENT CREDIT
                                HISTORY            GOOD OVERALL CREDIT      GOOD TO FAIR CREDIT      FAIR TO POOR CREDIT
                            ----------------       -------------------      -------------------      -------------------

 Existing mortgage
   history...............   Current at             Current at               Up to 30 days            90 days delinquent
                            application time       application time         delinquent at            or more
                            and a maximum of       and a maximum of         application time
                            two 30-day late        four 30-day late         and a maximum of
                            payments in the        payments in the          four 30-day late
                            last 12 months         last 12 months           payments, two
                                                                            60-day late
                                                                            payments and
                                                                            one 90-day late
                                                                            payment in the
                                                                            last 12 months

 Other credit............   Minor 30 day           Some slow pays           Slow pays, some          Not a factor.
                            late items allowed     allowed but              open delinquencies       Derogatory
                            with a letter of       majority of credit       allowed.  Isolated       credit must
                            explanation; no        and installment          charge-offs, collec-     be paid with
                            open collection        debt paid as agreed.     tion accounts or         proceeds.  Must
                            accounts, charge-      Small isolated           judgments case-          demonstrate
                            offs, judgments        charge-offs, collec-     by-case                  ability to pay
                                                   tion accounts or
                                                   judgments case-
                                                   by-case

 Bankruptcy filings......   Discharged more        Discharged more          Discharged more          May be open at
                            than three years       than two years           than one year            closing, but must
                            prior to closing       prior to closing         prior to closing         be paid off with
                            and excellent          and excellent            and good                 proceeds
                            reestablished          reestablished            reestablished
                            credit                 credit                   credit

 Debt service to
   Income ratio..........   Generally 45%          Generally 50%            Generally 55%            Generally 55%
                            or less                or less                  or less                  or less

 Maximum loan-to-value
   ratio:
   Owner-occupied........   Generally 80%          Generally 80%            Generally 75%            Generally 65%
                            (up to 90%*) for       (up to 85%*) for         (up to 80%*) for         (up to 70%*) for
                            a one- to four-        a one- to four-          a one- to four-          a one- to four-
                            family residence       family residence         family residence         family residence
   Non-owner
     occupied............   Generally 70%          Generally 70%            Generally 65%            Generally 55%
                            (up to 80%*) for       (up to 80%*) for         (up to 75%*) for         (up to 60%*) for
                            a one- to four-        a one- to four           a one- to four-          a one- to four-
                            family residence       family residence         family residence         family residence

 Employment..............   Minimum 2 years        Minimum 2 years          No minimum               No minimum
                            employment in the      employment in the        required                 required
                            same field             same field
 ------------
 * On an exception basis

   Delta uses the foregoing categories and characteristics as guidelines only. On a case-by-case basis, the Company may determine that the prospective borrower warrants an exception, if sufficient compensating factors exist. Examples of such compensating factors are a low loan-to-value ratio, a low debt ratio, long-term stability of employment and/or residence, excellent payment history on past mortgages or a significant reduction in monthly housing expenses.

   The following table sets forth certain information with respect to Delta's originations and purchases of first and second mortgage loans by borrower classification, along with weighted average coupons, for the periods shown and highlights the improved credit quality of the Company's originations and purchases.


(DOLLARS IN THOUSANDS)

                                    PERCENT
YEAR    CREDIT          TOTAL       OF TOTAL     WAC(1)      WLTV(2)
----     ----           -----       --------     ------      ------

1998       A        $  990,988        57.3%        9.7%       77.0%
           B           425,056        24.6        10.4        73.2
           C           248,488        14.4        11.3        69.0
           D            63,061         3.7        12.7        57.2
                    ----------       -----        ----        ----
      Totals        $1,727,593       100.0%       10.2%       74.2%
                    ==========       =====        ====        ====

1997       A        $  617,724        49.2%       10.4%       76.2%
           B           349,166        27.8        11.0        72.0
           C           222,854        17.8        11.8        67.7
           D            64,867         5.2        13.2        56.7
                    ----------       -----        ----        ----
      Totals        $1,254,611       100.0%       11.0%       72.5%
                    ==========       =====        ====        ====

1996       A        $  219,550        33.4%       10.6%       72.1%
           B           234,589        35.6        11.2        70.2
           C           156,296        23.7        12.2        65.7
           D            48,331         7.3        13.8        56.9
                    ----------       -----        ----        ----
      Totals        $  658,766       100.0%       11.4%       68.8%
                    ==========       =====        ====        ====
------------------
(1)   Weighted Average Coupon ("WAC").
(2)   Weighted Average Initial Loan-to-Value Ratio ("WLTV").

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

   Delta had 97 underwriters on staff as of December 31, 1998, and its senior underwriters have an average of more than nine years of non-conforming underwriting experience. Delta does not delegate underwriting authority to any broker or correspondent. Delta's Underwriting Department functions independently of its Business Development and Mortgage Origination Departments and does not report to any individual directly involved in the origination process. No underwriter at Delta is compensated on an incentive or commission basis.

   Delta has instituted underwriting checks and balances designed to ensure that every loan is reviewed and approved by a minimum of two underwriters, with certain higher loan amounts requiring a third approval. Management believes that by requiring each file be seen by a minimum of two underwriters, a high degree of accuracy and quality control is ensured throughout the underwriting process.

   Delta's underwriting of every loan submitted consists not only of a thorough review of credit and ability to repay, but also (i) a separate appraisal review conducted by Delta's Appraisal Review Department and (ii) a full compliance review to ensure that all documents have been properly prepared, all applicable disclosures have been given in a timely fashion, proper compliance with all federal and state regulations, the existence of title insurance insuring Delta's interest as mortgagee and evidence of adequate homeowner's insurance naming Delta as an additional insured party. Appraisals are performed by third party, fee-based appraisers or by the Company's staff appraisers and generally conform to current FNMA/FHLMC secondary market requirements for residential property appraisals. Each such appraisal includes, among other things, an inspection of the exterior of the subject property and, where available, data from sales within the preceding 12 months of similar properties within the same general location as the subject property.

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

LOAN SALES

   Delta sells substantially all the loans it originates or purchases through one of two methods: (i) securitizations, which involve the private placement or public offering by a securitization trust of asset-backed pass-through securities, and (ii) whole loan sales, which include the sale of blocks of individual loans to institutional or individual investors. Since 1991, the Company has sold more than $4.2 billion of the loans it originated or purchased through securitization and $63 million through whole loan sales.

   SECURITIZATIONS. During 1998, Delta completed four securitizations totaling $1.72 billion. The following table sets forth certain information with respect to Delta's securitizations (all of which have been rated AAA/Aaa by S&P and Moody's, respectively) by offering size, which includes prefunded amounts, weighted average pass-through rate and type of credit enhancement.

                                                     INITIAL
                                 OFFERING SIZE   WEIGHTED AVERAGE      CREDIT
SECURITIZATION       COMPLETED     (MILLIONS)    PASS-THROUGH RATE   ENHANCEMENT
--------------       ---------   -------------   -----------------   -----------
1998-1............   03/31/98       $400.0            7.24%          Senior/Sub Structure
1998-2............   06/29/98       $445.0            7.06%          Senior/Sub Structure
1998-3............   09/29/98       $475.0            7.50%          Bond Insured
1998-4............   12/23/98       $400.0            7.97%          Hybrid *

------------------
* Senior/Sub Structure and Bond Insured


   When Delta securitizes loans, it sells a portfolio of loans to a trust (a "Home Equity Loan Trust") for a cash payment and the Home Equity Loan Trust sells various classes of pass-through certificates representing undivided ownership interests in such Home Equity Loan Trust. As servicer for each securitization, the Company collects and remits principal and interest payments to the appropriate Home Equity Loan Trust which, in turn, passes through such payments to certificateholders. For each of the 1998 securitizations, Delta retained 100% of the interests in the residual certificates while selling the interest-only certificates for cash. Management contemplates continuing to retain residual certificates in the future as long as, in management's opinion, this practice maximizes earnings while remaining within the Company's liquidity requirements.

   Each Home Equity Loan Trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which insures the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate. In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to such credit enhancement, the Excess Servicing amounts are initially applied as additional payments of principal for the investor certificates, thereby accelerating amortization of the investor certificates relative to the amortization of the loans and creating overcollateralization. Once the overcollateralization limit is reached, the use of Excess Servicing to create overcollateralization stops unless it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is intended to create a source of cash (the "extra" payments on the loans) to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

   Whole Loan Sales Without Recourse. From time to time, the Company has found that it can receive better execution by selling certain mortgage loans on a whole loan, non-recourse basis, without retaining servicing rights, generally in private transactions to institutional or individual investors. The Company recognizes a gain or loss when it sells loans on a whole loan basis equal to the difference between the cash proceeds received for the loans and the Company's investment in the loans, including any unamortized loan origination fees and costs.

   For the years ended December 31, 1998, 1997 and 1996, Delta sold $8.7 million, $0 million and $15.3 million of loans, respectively, on a whole loan, non-recourse basis, which represents 0.5%, 0.0% and 2.3%, respectively, of its originations and purchases.

LOAN SERVICING AND COLLECTIONS

   Delta has been servicing loans since its inception in 1982, and Delta has serviced or is servicing substantially all of the loans that it has originated or purchased. Servicing involves, among other things, collecting payments when due, remitting payments of principal and interest and furnishing reports to the current owners of the loans and enforcing such owners' rights with respect to the loans, including, recovering any delinquent payments, instituting foreclosure proceedings and liquidating underlying collateral. The Company receives a servicing fee for servicing residential mortgage loans of 0.50% per annum (0.65% per annum on all securitizations completed before and including the 1996-1 securitization) on the declining principal balance of all loans sold through securitization and on the declining principal balance of the loans sold to investors on a recourse basis. These servicing fees are collected by the Company out of the monthly mortgage payments. Management believes that servicing the Company's own portfolio enhances certain operating efficiencies and provides an additional and profitable revenue stream that is less cyclical than its primary business of originating and purchasing loans. As of December 31, 1998, Delta had a loan servicing portfolio of $2.95 billion.

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

   Borrowers are billed on a monthly basis in advance of the due date. Collection procedures commence upon identification of a past due account by Delta's automated servicing system. If timely payment is not received, proprietary software automatically places loans in the Unison/Davox predictive dialer auto-queue downloaded from the LSAMS servicing system and collection procedures are generally initiated on the day immediately following the payment due date for chronic late payers, or the day immediately following the end of the grace period for those borrowers who usually pay within the grace period, or shortly thereafter. The Unison/Davox predictive dialer, through LSAMS, automatically queues up each loan in the assigned collector's "auto-queue" daily based upon a particular borrower's payment history over the prior three months. The account remains in the queue unless and until a payment is received, at which point LSAMS automatically removes the loan from that collector's auto queue until the next month's payment is due and/or becomes delinquent.

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

   Prior to foreclosure sale, Delta performs an in-depth market value analysis on all defaulted loans. This analysis includes: (i) a current valuation of the property obtained through at least two drive-by appraisals or broker price opinions conducted by an independent appraiser and/or broker from a network of real estate brokers, complete with a description of the property, recent list prices of comparable properties, recent closed comparables, estimated marketing time, estimated required or suggested repairs and an estimate of the sales price; (ii) an evaluation of the amount owed, if any, for real estate taxes;
(iii) an evaluation of the amount owed, if any, to a senior mortgagee; and (iv) estimated carrying costs, broker's fee, repair costs and other related costs associated with real estate owned properties. Delta bases the amount it will bid at foreclosure sales on this analysis.

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

                                                                      YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                              1998             1997            1996
                           `                                  ----             ----            ----
                                                                       (DOLLARS IN THOUSANDS)
Total Outstanding Principal Balance
    (at period end)...................................    $ 2,950,435      $ 1,840,150       $ 932,958
Average Outstanding(1)................................    $ 2,436,343      $ 1,376,109       $ 686,465
DELINQUENCY (at period end) 30-59 Days:
    Principal Balance.................................      $ 153,726        $  90,053       $  54,583
    Percent of Delinquency(2).........................          5.21%            4.89%           5.85%
60-89 Days:
    Principal Balance.................................      $  50,034        $  28,864       $  14,273
    Percent of Delinquency(2).........................          1.70%            1.57%           1.53%
90 Days or More:
    Principal Balance.................................      $  47,887        $  17,695       $   9,224
    Percent of Delinquency(2).........................          1.62%            0.96%           0.99%
Total Delinquencies:
    Principal Balance.................................      $ 251,647        $ 136,612       $  78,080
    Percent of Delinquency(2).........................          8.53%            7.42%           8.37%
FORECLOSURES
    Principal Balance.................................      $ 145,679        $  85,500       $  34,766
    Percent of Foreclosures by Dollar(2)..............          4.94%            4.65%           3.73%
REO
     Principal Balance................................      $  18,811        $  10,292       $   5,673
     Percent of  REO..................................          0.64%            0.56%           0.61%
Net Gains/(Losses) on liquidated loans................      $  (8,704)       $  (4,986)      $  (2,866)
Percentage of Net Gains/(Losses) on liquidated
    loans (based on Average Outstanding Balance)......         (0.36%)          (0.36%)         (0.42%)
---------------

(1) Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total by the number of months in the applicable period.
(2) Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.

COMPETITION

   As an originator and purchaser of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. Furthermore, the level of gains realized by the Company and its competitors on the sale of the type of loans originated and purchased has attracted additional competitors into this market with the effect of lowering the gains that may be realized by the Company on future loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions giving companies with greater volumes of originations a competitive advantage.

   Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors. Furthermore, certain large national finance companies and conforming mortgage originators have recently adapted their conforming origination programs and allocated resources to the origination of non-conforming loans and/or have otherwise begun to offer products similar to those offered by the Company, targeting customers similar to those of the Company. The entrance of these larger and better capitalized competitors into the Company's market may have a material adverse effect on the Company's results of operations and financial condition.


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

EMPLOYEES

   As of December 31, 1998 Delta had a total of 1,104 employees (full-time and part-time). None of Delta's employees are covered by a collective bargaining agreement. Delta considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

   Delta's executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where Delta leases approximately 120,000 square feet of office space at an aggregate annual rent of approximately $2.4 million. The lease provides for certain scheduled rent increases and expires in 2008.

   Delta also maintains a full service office in Atlanta, Georgia and Anaheim, California, full processing offices in Chicago, Illinois, Warwick, Rhode Island and Deerfield Beach, Florida, processing offices in Cleveland, Ohio and Farmington Hills, Michigan, and business development offices in Delaware, Missouri, New Jersey, Ohio, Pennsylvania and Virginia. Fidelity Mortgage maintains fifteen retail mortgage origination offices in Florida (3), Georgia, Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2) and Tennessee; one telemarketing hub in Ohio; and one corporate office in Ohio. The terms of the leases vary as to duration and escalation provisions, with the latest expiring in 2003.

ITEM 3.  LEGAL PROCEEDINGS

   Because the nature of the Company's business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company is subject, in the normal course of business, to numerous claims and legal proceedings, including several class action lawsuits set forth below. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such claims and actions, the Company believes that the aggregate amount of such liabilities will not result in monetary damages which in the aggregate would have a material adverse effect on the financial condition or results of operations of the Company.

   1. Several class-action lawsuits have been filed against a number of consumer finance companies alleging that the compensation of mortgage brokers through the payment of yield spread premiums violates various federal and state consumer protection laws. The Company has been named in three such lawsuits:

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

      b. In or about February 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Northern District of Mississippi - Greenville Division, alleging that the Company's compensation or mortgage brokers by means of yield spread premiums violates RESPA. The complaint seeks (i) certification of a class of plaintiffs, and (ii) unspecified compensatory damages (including attorney's fees). On March 31, 1998, the Company filed an answer to the complaint. On December 1, 1998, the district court judge denied plaintiff's motion for class certification. Plaintiff petitioned the Fifth Circuit to accept its interlocutory appeal and, after the Company submitted opposition papers, Plaintiff withdrew such petition. The case is now proceeding on an individual basis.

      c. In or about October 1998, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates RESPA. The complaint seeks (i) certification of a class of plaintiffs, and (ii) unspecified compensatory and treble damages (including attorney's fees). In November 1998, the Company filed an answer to the complaint and Plaintiff filed a motion seeking class certification. In March 1999, the Company submitted its opposition to the motion for class certification.

   2. In or about September 1998, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that the Company did not properly credit payments received from borrowers to principal and interest. The complaint seeks (i) certification of a class of plaintiffs, (ii) an accounting, (iii) unspecified compensatory and punitive damages (including attorneys' fees), and (iv) injunctive relief, based upon alleged (a) breach of contract, (b) unjust enrichment, (c) fraud, and (d) deceptive trade practices. The Company's time to answer has been indefinitely extended pending Plaintiff's determination as to whether to proceed with the lawsuit.

   3. In or about November 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that the Company had violated the Home Equity and Ownership Protection Act, the Truth in Lending Act and New York State General Business Law ss. 349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and
(e) declaratory judgment declaring the loan transactions as void and unconscionable. In January 1999, the Company filed an answer to the amended complaint. On December 7, 1998, Plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The district court judge ruled that in order to consider such a motion, Plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, Plaintiff moved to intervene on behalf of 3 of the 11 borrowers and sought the injunctive relief on their behalf. The Company opposed the motions. On December 14, 1998, the district court judge granted the motion to intervene and on December 23, 1998, the district court judge issued a preliminary injunction enjoining the Company from proceeding with the foreclosure sales of the three intervenors' properties. The Company has filed a notice of appeal, and a motion for reconsideration of the December 23, 1998 order.

   4. In or about January 1999, the Company received notice that it had been named in a lawsuit filed in the Court of Common Pleas in Cuyahoga County, Ohio, alleging that Delta had violated Ohio state law and breached its contract with Plaintiff by assessing a prepayment penalty and certain other miscellaneous fees when Plaintiff paid off his loan. The complaint seeks certification of two classes of plaintiffs. The Company has not yet answered the complaint.

   5. In or about March 1999, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (i) certification of a class of plaintiffs, (ii) an accounting, and (iii) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (a) unjust enrichment, (b) fraud, and (c) deceptive trade practices. The Company has not yet answered the complaint.

   The Company believes that it has meritorious defenses and intends to defend each of these lawsuits, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

      The stockholders also voted to ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998. Votes cast in favor of this ratification were 14,903,146, while votes cast against were 2,600 and abstentions totaled 6,025.

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

1998                                                  HIGH        LOW
----                                                  ----        ----
First Quarter ............................           $18.56      $ 9.56
Second Quarter ...........................            20.25       17.06
Third Quarter.............................            18.00        4.50
Fourth Quarter ...........................             7.75        3.13

1997                                                  HIGH        LOW
----                                                  ----        ----
First Quarter ............................           $24.00      $18.13
Second Quarter ...........................            20.50       13.38
Third Quarter.............................            22.13       18.81
Fourth Quarter ...........................            20.69       13.38

   On March 24, 1998, the Company had approximately 95 stockholders of record. This number does not include beneficial owners holding shares through nominee or "street" names. The Company believes the number of beneficial stockholders is approximately 2,400.

DIVIDEND POLICY

   The Company did not pay any dividends in 1998 and, in accordance with its present general policy, has no present intention to pay cash dividends.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                            1998          1997         1996          1995          1994
                                                            ----          ----         ----          ----          ----
Income Statement Data:                                            (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
  Revenues:
      Net gain on sale of mortgage loans.............   $   92,452    $   86,307    $   46,525    $   15,383    $    6,661
      Interest.......................................       12,458        22,341        16,372        13,588         9,839
      Servicing fees.................................        9,392         7,094         5,368         2,855         2,183
      Origination fees (1) ..........................       25,273        18,108         5,266         4,309         3,114
                                                        ----------    ----------    ----------    ----------    ----------
           Total revenues............................      139,575       133,850        73,531        36,135        21,797
                                                        ----------    ----------    ----------    ----------    ----------
 Expenses:
      Payroll and related costs (1)..................       56,684        41,204        17,633        13,753         9,415
      Interest.......................................       30,019        19,972        11,298         7,964         3,735
      General & administrative (1)...................       34,376        21,524        11,112         9,832         6,638
                                                        ----------    ----------    ----------    ----------    ----------
            Total expenses...........................      121,079        82,700        40,043        31,549        19,788
                                                        ----------    ----------    ----------    ----------    ----------

 Income before income taxes and
      extraordinary item.............................       18,496        51,150        33,488         4,586         2,009
  Provision for income taxes(1)......................        7,168        20,739         9,466            --            --
                                                        ----------    ----------    ----------    ----------    ----------

  Income before extraordinary item...................       11,328        30,411        24,022         4,586         2,009
  Extraordinary item:................................
      Gain on extinguishment of debt.................           --            --         3,168            --            --
                                                        ----------    ----------    ----------    ----------    ----------
  Net income.........................................   $   11,328        30,411        27,190         4,586         2,009
                                                        ----------    ----------    ----------    ----------    ----------
Pro forma information (2)(3):
  Provision for pro forma income taxes
      before extraordinary item......................          N/A           N/A        14,400         1,972           864
                                                        ----------    ----------    ----------    ----------    ----------

Pro forma income before  extraordinary item..........   $   11,328        30,411        19,088         2,614         1,145
                                                        ----------    ----------    ----------    ----------    ----------
  Per share data(2)(4):
      Earnings per common share -
            basic and diluted........................   $     0.74          1.98          1.46          0.21          0.09

      Weighted average number of
            shares outstanding.......................   15,382,161    15,359,280    13,066,485    12,629,182    12,629,182


Selected Balance Sheet Data:
  Loans held for sale, net...........................   $   87,170        79,247        82,411        63,324        48,833
  Capitalized mortgage servicing rights..............       33,490        22,862        11,412         3,831         2,421
  Interest-only and residual certificates............      203,803       167,809        83,073        25,310         7,514
  Total assets.......................................      481,907       393,232       231,616       139,293        98,589
   Senior notes, warehouse financing and
      other borrowings...............................      229,660       177,540        95,482        82,756        52,491
  Investor payable...................................       63,790        40,852        20,869        13,444        11,091
  Total liabilities..................................      344,219       266,779       138,098       109,460        70,425
  Stockholders' equity...............................      137,688       126,453        93,518        29,833        28,164

---------------

(1) In connection with the February 1997 acquisition of Fidelity Mortgage, the Company incurred additional expenses normally associated with a retail operation. Fidelity Mortgage's loan origination points when recognized are reported as origination fee income.
(2) Figures for December 31, 1998 and 1997 are actual; pro forma presentation for the years 1996, 1995 and 1994.
(3) Prior to October 31, 1996, Delta Funding (a wholly-owned subsidiary) was treated as an S corporation for Federal and state income tax purposes. The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation at an assumed tax rate of 43%.
(4) Pro forma earnings per common share has been computed by dividing pro forma net income by the sum of (a) 10,653,000 shares of the Company's common stock received by the former shareholders in exchange for their shares of Delta Funding, and (b) the effect of the issuance of 1,976,182 shares of the Company's common stock issued in the Company's initial public offering to generate sufficient cash for certain S corporation distributions paid to the former shareholders, which shares are treated as if they had always been outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING  DISCUSSION  SHOULD BE READ IN CONJUNCTION  WITH THE  CONSOLIDATED
FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

GENERAL

   Delta Financial Corporation (the "Company" or "Delta") engages in the consumer finance business by originating, acquiring, selling and servicing non-conforming home equity loans. Throughout its 17 year operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios.

   Through its wholly-owned subsidiary, Delta Funding Corporation ("Delta Funding"), the Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of the borrower ("Brokered Loans") and also purchases loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). Delta Funding currently originates and purchases the majority of its loans in 24 states, through its network of approximately 1,400 brokers and correspondents. Through its wholly-owned subsidiary, Fidelity Mortgage, the Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 15 retail offices located in 9 states. Through a strategic alliance between DFC Funding of Canada Limited, an indirectly wholly-owned subsidiary of Delta Funding Corporation, and MCAP Mortgage Corporation, a Canadian mortgage loan originator, the Company originated loans in Canada. In February 1999, the Company decided to close its Canadian business to focus exclusively on its U.S.-based business.

CERTAIN ACCOUNTING CONSIDERATIONS

   As a fundamental part of its business and financing strategy, Delta sells the majority of its loans through securitization and derives a substantial portion of its income therefrom. In a securitization, the Company sells a pool of loans it has originated or purchased to a REMIC trust for a cash purchase price. The trust, in turn, finances the purchase of the pool of loans it has acquired by selling "pass-through certificates," or bonds, which represent undivided ownership interests in the trust. Holders of the pass-through certificates are entitled to receive monthly distributions of all principal received on the underlying mortgages and a specified amount of interest, as determined at the time of the trust offering.

   When the Company sells a pool of loans to a securitization trust, it receives the following economic interests in the trust: (a) the difference between the interest payments due on the loans sold to the trust and the interest rate paid to the pass-through certificateholders, less the Company's contractual servicing fee and other costs and expenses of administering the trust, represented by interest-only and residual certificates, and (b) the right to service the loans on behalf of the trust and earn a servicing fee, as well as other ancillary servicing related fees directly from the borrowers on the underlying loans.

   The Company's net investment in the pool of loans sold at the date of the securitization represents the amount originally paid to originate or acquire the loan adjusted for (i) any direct loan origination costs incurred (an increase) and loan origination fees received (a decrease) in connection with the loans, which are treated as a component of the initial investment in a loan under Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," and (ii) the principal payments received, and the amortization of the net loan fees or costs, during the period the Company held the loans prior to their securitization. The Company's investment in the loans also reflects adjustments for any gains (a decrease in the investment) or losses (an increase in the investment) the Company has incurred on treasury rate lock contracts which the Company has typically used to hedge against the effects of changes in interest rates during the period it holds the loans prior to their securitization. (See "Hedging.")

   Upon the securitization of a pool of loans, the Company (i) recognizes in income, as origination fees, the unamortized origination fees included in the investment in the loans sold, and (ii) recognizes a gain on sale of loans equal to the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record interest-only and residual certificates and mortgage servicing rights received in the securitization. The majority of the net gain on sale of mortgage loans results from, and is initially realized in the form of, the retention of interest-only and residual certificates.

   The Company sold interest-only certificates created in each of the 1998 securitizations for cash proceeds and intends to continue to sell the interest-only certificate as long as the sale effectively maximizes cash flow and profitability.

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

   The Company values the mortgage servicing rights it retains in a securitization under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In accordance with SFAS No. 125, the amount of the investment in the loans allocated to the retained servicing rights is measured at the allocated carrying amount of such servicing rights, based on the fair value of the servicing rights. The fair value of the servicing rights is determined by discounting to a present value (using a discount rate which management believes reflects the rate market participants would utilize in purchasing similar loan servicing rights) the estimated future contractual and ancillary servicing fees the Company will receive and the estimated costs of servicing the loans. Those estimates are based on the stated terms of the transferred loans adjusted for estimates of future prepayment rates made on the basis of interest rate conditions and the availability of alternative financing, and estimates of future defaults among those loans, each of which would terminate the servicing of the loan and thus negatively affect servicing income. The fair value of the servicing rights, which is classified on the balance sheet as "capitalized mortgage servicing rights," is then amortized over the period of the estimated net future cash flows from the servicing income. SFAS No. 125 also requires that the capitalized mortgage loan servicing rights be assessed periodically to determine if there has been any impairment of the value of the asset, based on the date of the assessment. The Company performs this assessment based on the same prepayment and default estimates used to value interest-only and residual certificates. A valuation allowance is provided for the capitalized servicing rights relating to any loan group for which the recorded investment exceeds the fair value of the servicing rights.

   In recording and accounting for mortgage servicing rights and interest-only and residual certificates, the Company makes estimates of rates of prepayments and defaults, and the value of collateral, which it believes reasonably reflect economic and other relevant conditions then in effect. The actual rate of prepayments, defaults and the value of collateral will generally differ from the estimates used due to subsequent changes in economic and other relevant conditions and the implicit imprecision of estimates, and such differences can be material. Prepayment and default rates, which are higher than those estimated, would adversely affect the value of both the mortgage servicing rights (actual mortgage servicing income will be less, and significant changes could require an impairment of the capitalized mortgage servicing rights) and the interest-only and residual certificates, for which changes in fair value are recorded in operations. Conversely, prepayment and default rates, which are lower than those estimated, would increase the servicing income earned over the life of the loans and positively impact the value of the interest-only and residual certificates.

   There are currently two methods used to calculate the present value of the residual interests, the "cash-in" and "cash-out" methods. The "cash-in" method assumes value as the residual cash flow is received by the securitization trust even if it is used to create an overcollateralization provision. In contrast, the "cash-out" method assumes value at the time the residual cash flow is actually received by the residual certificate holder (Delta) from the securitization trust, which is only after the required overcollateralization provision has been met. As the Company receives residual cash flows from the securitization trust, generally 8 to 15 months following the primary issuance, these two methods will create dramatically different values. The Company uses the more conservative "cash-out" method, which calculates value at the time the residual cash flow is actually received by Delta.

   The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission have issued proposals relating to SFAS No. 125 that would require companies to use the "cash-out" (more conservative), not the "cash-in" (more aggressive), method in accounting for the value of the retained interest (residual) in securitizations and overcollateralization assets. This would result in one-time residual asset write-downs for companies that currently use the "cash-in" method. The Company has always used the more conservative "cash-out" method for accounting and will not be susceptible to a write-down as a result of this proposed accounting change.

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

   As required by generally accepted accounting principles, at each reporting period the Company estimates the fair value of its interest-only and residual certificates and its capitalized mortgage servicing rights. The carrying amount of the interest-only and residual certificates is adjusted to their current fair value. For capitalized mortgage servicing rights, a valuation allowance is recorded if the fair value of such rights is less than the carrying amount.

   The fair values of both interest-only and residual certificates and capitalized mortgage servicing rights are significantly affected by, among other factors, prepayments of loans and estimates of future prepayment rates. The Company continually reviews its prepayment assumptions in light of company and industry experience and makes adjustments to those assumptions when such experience indicates.

   During 1997, the Company made certain changes in its prepayment assumptions, principally increasing the estimated maximum prepayment rates for adjustable-rate loan pools. The effect of that change in prepayment assumptions did not materially affect the fair value of the interest-only and residual certificates in 1997.

   The Company's review of its prepayment experience and assumptions at June 30, 1998 indicated that the prepayment rates during 1998, particularly for adjustable-rate mortgages ("ARMs"), and in particular during the second quarter of 1998, were higher than those historically experienced, or previously projected, by the Company. The Company believes that these increases in prepayment rates were attributable to the continuation, for a longer period than historically experienced, of low interest rates, together with changes, to a flatter or inverted curve, of the relationship between long-term and short-term interest rates (the "yield curve").

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

   The Company assumes prepayment rates and defaults based upon the seasoning of its existing securitization loan portfolio. The following table compares the prepayment assumptions used subsequent to the first quarter of 1998 (the "new" assumptions) with those used at December 31, 1997 and through the first quarter of 1998 ( the "old" assumptions):

--------------------------------------------------------------------------------
 LOAN TYPE              Curve Description       Month 1 Speed       Peak Speed
--------------------------------------------------------------------------------
                          New       Old         New       Old       New     Old
--------------------------------------------------------------------------------
Fixed Rate Loans         Vector    Ramp         4.8%      4.8%      31%      24%
Six-Month LIBOR ARMs     Vector    Ramp        10.0%      5.6%      50%      28%
Hybrid ARMs              Vector    Ramp         6.0%      5.6%      50%      28%
--------------------------------------------------------------------------------


   In addition, in the fourth quarter of 1998, the Company increased its loss reserve initially established for both fixed- and adjustable-rate loans sold to the securitizations trusts to approximately 2.00% of the issuance amount securitized from approximately 1.90% of the issuance amount. The Company made this change to better reflect what management believes its loss experience will be, as the Company anticipates slower prepayment rates and a flat to slight moderate rise in home values as compared to the past few years, which may have an adverse effect on the Company's non-performing loans. This change resulted in approximately a $2.8 million reduction in the Company's value of the residual and interest-only certificates. An annual discount rate of 12.0% was utilized in determining the present value of cash flows from residual certificates, using the "cash-out" method, which are the predominant form of retained interests at both December 31, 1998 and 1997.

   The Company uses the same prepayment assumptions in estimating the fair value of its mortgage servicing rights.

   To date, aggregate actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations and the Company determined that no further adjustments to the prepayment or default assumptions was necessary at December 31, 1998.



RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

GENERAL

   The Company's net income for the year ended December 31, 1998 was $11.3 million, or $0.74 per share, compared to $30.4 million, or $1.98 per share, for the year ended December 31, 1997. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues increased $5.7 million, or 4%, to $139.6 million for the twelve months ended December 31, 1998, from $133.9 million for the comparable period in 1997. The increase in revenue was primarily attributable to increases in origination fees and the net gains recognized on the sale of mortgage loans, reflecting the growth in the Company's level of loan originations and purchases and securitizations. In addition, servicing fees increased due to an increase in the aggregate size of the Company's loan servicing portfolio. These increases were significantly offset by a decline in interest income primarily due to the fair value adjustments made to the Company's interest-only and residual certificates and capitalized mortgage servicing rights in the second and fourth quarters of 1998 (see "--Fair Value Adjustments") and a larger than normal hedge loss which was not offset by a higher gain on sale because asset-backed investors who purchase the pass-through certificates issued by securitization trusts demanded wider spreads (see "net gain on sale of mortgage loans").

   The Company originated and purchased $1.73 billion of mortgage loans for the twelve months ended December 31, 1998, representing a 38% increase from $1.25 billion of mortgage loans originated and purchased for the comparable period in 1997. The Company completed four securitizations and loan sales in 1998 totaling $1.73 billion, compared to four securitizations totaling $1.24 billion in 1997. Total loans serviced increased 60% to $2.95 billion at December 31, 1998 from $1.84 billion at December 31, 1997.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the interest-only and residual certificates retained by the Company in a securitization for each period and the market value of the interest-only certificates sold in connection with each securitization, (b) the fair value of capitalized mortgage servicing rights associated with loans securitized in each period, and (c) premiums earned on the sale of whole loans on a servicing-released basis, (2) less the (x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations and (z) any hedge loss (gain) associated with a particular securitization.

   Net gain on sale of mortgage loans increased $6.2 million, or 7%, to $92.5 million for the twelve months ended December 31, 1998, from $86.3 million for the comparable period in 1997. The increase was primarily due to a 40% increase in the amount of loans securitized or sold on a whole loan basis to $1.73 billion in 1998, compared to $1.24 billion of loans securitized in 1997, but was partially offset by a lower weighted average net gain on sale ratio. The weighted average net gain on sale ratio was 5.4% in 1998 compared to 7.0% in 1997.

   Net gain on the sale of loans increased less than the overall increase in loan securitizations primarily due to (a) the Company's change to more conservative prepayment assumptions used in initially valuing the residual certificates and capitalized mortgage servicing rights acquired subsequent to the first quarter of 1998 (see "--Fair Value Adjustments"), and (b) the impact of a hedging loss during the third quarter of 1998 resulting from lower interest rates that was not offset by a higher gain on sale due to substantially wider spreads demanded by asset-backed investors who purchase the pass-through certificates issued by securitization trusts.

   INTEREST INCOME. Interest income primarily represents the sum of (1) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect changes in the fair value of the interest-only and residual certificates, (2) interest earned on loans held for sale, and (3) interest earned on cash collection balances.

   Interest income decreased $9.9 million, or 44%, to $12.4 million for the twelve months ended December 31, 1998, from $22.3 million for the comparable period in 1997. The decrease in interest income was primarily due to the $15.5 million and $2.8 million fair value adjustments made during the second and fourth quarters of 1998 to the interest-only and residual certificates previously discussed (see "--Fair Value Adjustments"). The effect of that adjustment was partially offset by increases in (a) interest-only and residual certificates income, (b) interest on loans held for sale due to higher average balances, partially offset by a decline, from 11.0% to 10.2%, in the weighted average coupon rate on the mortgage loans, reflecting both a lower interest rate environment and the Company's shift to higher credit quality loans and (c) interest on bank deposits resulting from a higher average balance held in securitization trust accounts by the Company.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to provide valuation allowances for the impairment in mortgage servicing rights (see "--Certain Accounting Considerations"), and (2) prepaid interest shortfalls.

   Servicing fees increased $2.3 million, or 32%, to $9.4 million for the twelve months ended December 31, 1998, from $7.1 million for the comparable period in 1997. The increase was primarily due to an increase in the aggregate size of the Company's servicing portfolio, partially offset by the recording of the $1.9 million provision for the Company's capitalized mortgage servicing rights. (See "--Fair Value Adjustments"). The average balance of mortgage loans serviced by the Company increased 77% to $2.44 billion for the twelve months ended December 31, 1998, from $1.38 billion for the comparable period in 1997.

   ORIGINATION FEES. Origination fees represent fees earned on brokered and retail originated loans. Origination fees increased $7.2 million, or 40%, to $25.3 million for the twelve months ended December 31, 1998, from $18.1 million for the comparable period in 1997. The increase was primarily the result of (a) a 75% increase in broker originated loans and (b) a 67% increase in retail originated loans.

EXPENSES

   Total expenses increased $38.4 million, or 46%, to $121.1 million for the twelve months ended December 31, 1998, from $82.7 million for the comparable period in 1997. The increase was primarily the result of (1) an increase in the Company's personnel to support its higher level of loan originations, (2) an increase in general and administrative costs associated with the Company's expanded retail, broker and correspondent divisions and (3) an increase in interest expense associated with (a) the growth in the Company's loan originations and (b) the $150 million aggregate principal amount of 9.5% Senior Notes due 2004 issued in July 1997 (the "Senior Notes").

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs expense increased $15.5 million, or 38%, to $56.7 million for the twelve months ended December 31, 1998, from $41.2 million for the comparable period in 1997. The increase was primarily due to staff increases related to growth in the Company's loan originations and the costs associated with the Company's broker and Fidelity Mortgage retail division, which only reflects expenses from February 11, 1997. The Company employed 1,104 full- and part-time employees as of December 31, 1998, compared to 987 full- and part-time employees as of December 31, 1997.

   INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases under (1) the Company's credit facilities, (2) the Senior Notes, and (3) its investment in interest-only and residual certificates.

   Interest expense increased $10.0 million, or 50%, to $30.0 million for the twelve months ended December 31, 1998, from $20.0 million for the comparable period in 1997. The increase was primarily attributable to (i) the Company's issuance of Senior Notes in July 1997 and (ii) growth in loan production, which increased the level of debt needed throughout 1998 to finance the inventory of loans held for sale prior to their securitization.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, license fees, legal and accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses increased $12.9 million, or 60%, to $34.4 million for the twelve months ended December 31, 1998, from $21.5 million for the comparable period in 1997. The increase was primarily attributable to (1) an increase in expenses associated with the Company's increase in loan originations and purchases in 1998, (2) the expansion costs associated with the Company's adding two additional Fidelity Mortgage retail branch offices, and (3) depreciation expense reflecting the Company's ongoing investment in technology.

   INCOME TAXES. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   Prior to October 31, 1996, the Company was an S corporation pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any federal income tax expense. On October 31, 1996, the Company became a C corporation for federal and state income tax purposes and, as such, is subject to federal and state income tax on its taxable income for the period beginning on November 1, 1996.

   In connection with the change in tax status from an S corporation to a C corporation, the Company incurred deferred income tax expense of $3.9 million as of October 31, 1996. The remaining deferred income tax expense pertaining to the change in status from an S corporation to a C corporation at December 31, 1998 was approximately $2.3 million.

   The Company recorded tax provisions of $7.2 million and $20.7 million for the years ended December 31, 1998 and 1997, respectively. Income taxes provided a 38.8% effective tax rate for the year ended December 31, 1998, compared to a 40.5% effective tax rate for the year ended December 31, 1997. The reduction in the effective tax rate is primarily attributable to the Company's expansion into lower tax rate states and local jurisdictions and to the benefits due to permanent book/tax differences.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

GENERAL

   The Company's net income for the year ended December 31, 1997 was $30.4 million, or $1.98 per share as compared to $19.1 million (pro forma), or $1.46 per share (pro forma), for the year ended December 31, 1996. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues increased $60.4 million, or 82%, to $133.9 million for the twelve months ended December 31, 1997, from $73.5 million for the comparable period in 1996. The increase in revenue was primarily attributable to the increase in net gains recognized on the sale of mortgage loans, reflecting the growth in the Company's level of loan originations and purchases and securitizations. Revenue also increased in all other categories including origination fees, servicing fees, and interest income.

   The Company originated and purchased $1.25 billion of mortgage loans for the twelve months ended December 31, 1997, representing a 90% increase from $659 million of mortgage loans originated and purchased for the comparable period in 1996. The Company issued four quarterly closed-end home equity loan securitizations in 1997 totaling $1.24 billion, compared to three securitizations and loan sales of $630 million in 1996. Total loans serviced increased 97% to $1.84 billion at December 31, 1997 from $933 million at December 31, 1996.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans increased $39.8 million, or 86%, to $86.3 million for the twelve months ended December 31, 1997, from $46.5 million for the comparable period in 1996. The increase was primarily due to a 97% increase in the amount of loans securitized to $1.24 billion in 1997, compared to $630 million of loans sold or securitized for the comparable period in 1996. Net gains from the sale of loans increased less than the overall increase in loan securitizations primarily because of increases in the pass-through rates required by REMIC trust investors in the fourth quarter of 1997, which reduced the value of the interest-only and residual certificates the Company received in connection with that quarter's securitization. The weighted average gain on sale ratio for the twelve months ended December 31, 1997, and for the comparable period in 1996, was 7.0% and 7.4%, respectively. The weighted average gain on sale ratio is calculated using the net gain on sale divided by the total amount of loans securitized and sold.

   INTEREST INCOME. Interest income increased $5.9 million, or 36%, to $22.3 million for the twelve months ended December 31, 1997, from $16.4 million for the comparable period in 1996. The increase was primarily due to (a) a higher average balance of mortgage loans held for sale during the twelve months ended December 31, 1997 driven by higher loan originations and purchases as noted above, and (b) an increase in excess servicing received from the Company's interest-only and residual certificates, partially offset by the fair value adjustment to the interest-only and residual certificates, primarily related to distributions received from the securitization trusts.

   SERVICING FEES. Servicing fees increased $1.7 million, or 31%, to $7.1 million for he twelve months ended December 31, 1997, from $5.4 million for the comparable period in 1996. The increase was primarily due to a higher average loan servicing portfolio, which resulted in increased contractual and ancillary service fees, partially offset by a $2.9 million increase in amortization of the Company's capitalized mortgage servicing rights in 1997, compared to 1996. The average balance of mortgage loans serviced by the Company increased 107% to $1.38 billion for the twelve months ended December 31, 1997, from $667 million for the comparable period in 1996. The amount of mortgage loans serviced by the Company increased at a faster rate than the amount of servicing fees, primarily as a result of a reduction in the contractual servicing fee rate from 0.65% to 0.50% per annum beginning with the 1996-2 securitization in September 1996.

   ORIGINATION FEES. Origination fees increased $12.8 million, or 242%, to $18.1 million for the twelve months ended December 31, 1997, from $5.3 million for the comparable period in 1996. The increase was primarily the result of (a) the 1997 acquisition of Fidelity Mortgage and the subsequent expansion of its retail network which accounted for $11.4 million of origination fees in 1997, and (b) a 50% increase in broker originated loans and commensurate increase in broker loan origination fees.

EXPENSES

   Total expenses increased $42.7 million, or 107%, to $82.7 million for the twelve months ended December 31, 1997, from $40.0 million for the comparable period in 1996. The increase in expenses was primarily the result of (i) increased interest expense due to (a) higher interest costs generated by the growth in the Company's loan origination and purchase activities, which increased the level of debt needed throughout 1997 to finance the resulting higher inventory of loans held for resale, (b) the Company's issuance in July 1997 of $150 million aggregate principal amount of 9.5% Senior Notes due August 1, 2004 and (c) financing the Company's investment in interest-only and residual certificates (which was subsequently eliminated using a portion of the proceeds from the Senior Notes), (ii) an increase in the Company's personnel related to higher loan origination growth, including the Company's Fidelity Mortgage retail division and (iii) costs associated with the expansion of the Company's retail, broker and correspondent divisions.

   PAYROLL AND RELATED COSTS. Payroll and related costs expense increased $23.6 million, or 134%, to $41.2 million for the twelve months ended December 31, 1997, from $17.6 million for the comparable period in 1996. The increase was primarily related to staff increases associated with to the acquisition and subsequent expansion of Fidelity Mortgage and the increase in loan originations and purchases at the Company. The Company employed 987 full- and part-time employees of which 447 were employees of Fidelity Mortgage as of December 31, 1997, compared to 346 full- and part-time employees as of December 31, 1996.

   INTEREST EXPENSE. Interest expense increased $8.7 million, or 77%, to $20.0 million for the twelve months ended December 31, 1997, from $11.3 million for the comparable period in 1996. The increase was primarily attributable to (i) growth in loan activity, which increased the level of debt needed throughout 1997 to finance the inventory of loans held for sale prior to their securitization, (ii) the Company's issuance in July 1997 of the Senior Notes,
(iii) financing of the Company's interest-only and residual certificates (which was subsequently eliminated using a portion of the proceeds from the Senior Notes), and (iv) a higher cost of funds on the Company's credit facilities which were tied to one-month LIBOR. The one-month LIBOR index increased to an average interest rate of 5.7% in 1997, compared to an average interest rate of 5.4% in 1996.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $10.4 million, or 94%, to $21.5 million for the twelve months ended December 31, 1997, from $11.1 for the comparable period in 1996. The increase was primarily attributable to (i) the amortization of acquisition costs (goodwill) associated with the Company's purchase of Fidelity Mortgage; (ii) the expansion costs associated with the Company's increasing the number of Fidelity Mortgage retail branch offices from five to thirteen during 1997, and (iii) an increase in expenses associated with the Company's increase in loan origination and purchases in 1997.

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

FINANCIAL CONDITION

DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

   Cash and interest-bearing deposits increased $16.3 million, or 50%, to $49.2 million at December 31, 1998 from $32.9 million at December 31, 1997. This increase was primarily the result of additional monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable decreased $8.7 million, or 28%, to $22.5 million at December 31, 1998 from $31.2 million at December 31, 1997. The decrease was primarily attributable to the receipt of a federal tax refund, partially offset by an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations, related to a higher average servicing portfolio. The Company's servicing portfolio increased 60% to $2.95 billion as of December 31, 1998 from $1.84 billion as of December 31, 1997.

   Loans held for sale increased $8.0 million, or 10%, to $87.2 million at December 31, 1998 from $79.2 million at December 31, 1997. This increase was primarily due to the net difference between loan originations and loans securitized during 1998.

   Accrued interest and late charges receivable increased $17.3 million, or 58%, to $46.9 million at December 31, 1998 from $29.6 million at December 31, 1997. This increase was primarily due to a larger loan servicing portfolio, which resulted in increased reimbursable interest advances made by the Company, acting as servicer on its securitizations.

      Capitalized mortgage servicing rights increased $10.6 million, or 46%, to $33.5 million at December 31, 1998 from $22.9 million at December 31, 1997. This increase was directly attributable to the Company's capitalizing the fair market value of the servicing assets, totaling $19.8 million, resulting from the Company's completion of four securitizations during 1998, partially offset by the amortization of capitalized mortgage servicing rights and the fair value adjustment to the capitalized mortgage servicing rights (see "--Fair Value Adjustments").

   Interest-only and residual certificates increased $36.0 million, or 21%, to $203.8 million at December 31, 1998 from $167.8 million at December 31, 1997. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $85.1 million from its securitizations during the year ended December 31, 1998. The increase was offset by the effect of the fair value adjustment (see "--Fair Value Adjustments") and normal amortization due to cash distributions.

   Equipment, net, increased $5.8 million, or 52%, to $17.0 million at December 31, 1998 from $11.2 million at December 31, 1997. The increase was primarily due to capital expenditures related to new technology and expansion.

   Cash held for advance payments increased $3.7 million, or 59%, to $10.0 million at December 31, 1998 from $6.3 million at December 31, 1997. This increase was primarily due to a higher average loan servicing portfolio resulting in additional monies held in escrow trust accounts by the Company, acting as servicer.

   Warehouse financing and other borrowings increased $52.1 million, or 185%, to $80.3 million at December 31, 1998 from $28.2 million at December 31, 1997. This increase was primarily related to the operating cash deficit and to a lesser extent, the funding of the Company's investment in technology.

   The aggregate principal balance of the Senior Notes, net of unamortized bond discount totaled $149.4 million at December 31, 1998 compared to $149.3 million at December 31, 1997. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

   Accounts payable and accrued expenses increased $5.5 million, or 35%, to $21.0 million at December 31, 1998 from $15.5 million at December 31, 1997. This increase was primarily attributable to an increase in current income taxes payable, various operating accruals and an increase in the provision for recourse loans.

   Investor payable increased $22.9 million, or 56%, to $63.8 million at December 31, 1998 from $40.9 million at December 31, 1997. This increase was primarily due to the 60% increase in the Company's portfolio of serviced loans to $2.95 billion at December 31, 1998 from $1.84 billion at December 31, 1997. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Advance payments by borrowers for taxes and insurance increased $3.8 million, or 66%, to $9.6 million at December 31, 1998 from $5.8 million at December 31, 1997. This increase is primarily due to a higher average loan servicing portfolio and the timing of payments collected and disbursed resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Stockholders' equity increased $11.2 million, or 9%, to $137.7 million at December 31, 1998 from $126.5 million at December 31, 1997. This increase is primarily due to net income for the twelve month period of $11.3 million, the issuance of $1.2 million of the Company's common stock paid to the sellers of Fidelity Mortgage in August 1998, partially offset by the Company's repurchase of 116,800 shares of its common stock for $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically operated on a negative cash flow basis primarily due to increases in the volume of loan purchases and originations and the growth of its securitization program. In recent quarters, however, the Company reduced its negative cash flow and achieved a positive cash flow during the fourth quarter of 1998. The Company's focus is to maintain a neutral cash flow position for the foreseeable future, as a result of aggregate annual increased cash inflows from the Company's retained interest-only and residual certificates, advantageous changes in the securitizations structures the Company has used and a greater concentration on less cash-intensive broker and retail originations. Since the second quarter of 1997, the Company has sold the senior interest-only certificates in each of its securitizations and, in the Company's four most recent securitizations, it has successfully increased the amount of senior interest-only certifcates offered to investors, compared to prior securitizations.

   For the years ended December 31, 1998 and 1997, the Company had operating cash deficits of $24.6 million and $53.5 million, respectively. The improvement in the Company's operating cash deficit in 1998, compared to 1997, was primarily due to increased cash inflows from the Company's retained interest-only and residual certificates, changes in the securitization structures that the Company has utilized, an increase in the Company's restricted cash held for securitization trust accounts and a lower percentage of correspondent loan purchases and lower purchased premiums, a tax refund, partially offset by the semi-annual Senior Note interest payments made in February 1998 and August 1998.

   Currently, the Company's primary cash requirements include the funding of (i) mortgage originations and purchases pending their pooling and sale, (ii) the points and expenses paid in connection with the acquisition of correspondent loans, (iii) interest expense on its Senior Notes and warehouse and other financings, (iv) fees, expenses and tax payments incurred in connection with its securitization program and (v) ongoing administrative and other operating expenses. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans.

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

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company currently has three warehouse facilities for this purpose. One warehouse facility is a $200 million committed credit line with a variable rate of interest and a maturity date of March 2000. This facility was converted from an uncommitted to a committed line during the three months ended March 31, 1997 and the maturity date was extended from February 1999 to March 2000 during the three months ended March 31, 1999. The Company's second warehouse facility is a syndicated $150 million committed revolving line with a variable rate of interest and a maturity date of June 1999. This facility was increased from $140 million to $150 million during the three months ended June 30, 1998. The Company's third warehouse facility is a $200 million committed commercial paper conduit with a variable rate of interest and a maturity date of September 1999. Additionally, the Company obtained a fourth warehouse facility - a $200 million committed credit facility with a variable rate of interest and a maturity date of March 2000 - during the three months ended March 31, 1999. The outstanding balances on the $200 million, $150 million, and $200 million facilities as of December 31, 1998 were $58.7 million, $10.7 million, and $0 million, respectively.

   The Company has in the past obtained financing facilities for interest-only and residual certificates acquired as part of its securitizations. In July 1997, all outstanding balances were eliminated using a portion of the proceeds from the Senior Notes. In addition, the Company is limited by the terms of the indenture governing the Senior Notes as to the amount of future indebtedness permitted to be secured by interest-only and residual certificates.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of December 31, 1998.

   The Company purchased a total of 116,800 shares of its common stock during the year ended December 31, 1998, under the Company's stock repurchase program, at a total cost of $1.3 million. All of the repurchased shares were purchased in open market transactions at then prevailing market prices.

INTEREST RATE RISK

    Among the Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities, commercial paper rates and the London Inter-Bank Offered Rate ("LIBOR"). The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the Company's loan servicing portfolio. To the extent servicing rights and interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely impacting earnings. As previously discussed, the fair value adjustments that the Company recorded in the second quarter of 1998 were primarily attributable to the Company's change in prepayment assumptions to reflect higher than originally anticipated rates of prepayments (see "--Fair Value Adjustments"). In an effort to mitigate the effect of interest rate risk, the Company has reviewed its various mortgage products and has identified and modified those that have proven historically more susceptible to prepayments. However, there can be no assurance that such modifications to its product line will effectively mitigate interest rate risk in the future.

   Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities, although the Company undertakes to hedge its exposure to this risk by using treasury rate lock contracts. (See "--Hedging" below).


HEDGING

   The Company originates and purchases mortgage loans and then sells them primarily through securitizations. At the time of securitization and delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread," between the interest rate on the loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by securitization trusts, which historically was generally related to the interest rate on treasury securities with maturities corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread narrows, resulting in a loss in value of the loans. The Company has implemented a strategy to protect against such losses and to reduce interest rate risk on loans originated and purchased that have not yet been securitized through the use of treasury rate lock contracts with various durations (which are similar to selling a combination of United States Treasury securities), which equate to a similar duration of the underlying loans. The nature and quantity of hedging transactions are determined by the Company based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into treasury rate lock contracts through one of its warehouse lenders and/or one of the investment bankers which underwrite the Company's securitizations. These contracts are designated as hedges in the Company's records and are closed out when the associated loans are sold through securitization.

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

   Up to and including the second quarter of 1998, the Company believed that its hedging strategy of using treasury rate lock contracts was the most effective way to manage its interest rate risk on loans prior to securitization. However, in the third quarter of 1998, asset-backed investors, responding to lower treasury yields and global financial market volatility, demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities. As a result, Delta's $8.8 million hedge loss resulting from lower interest rates was not offset by a higher gain on sale as the Company has historically seen.

   Given the Company's belief that the volatile market experienced in the third quarter would likely continue well into the fourth quarter - and, as a result, that the amount of the spreads demanded by asset-backed securitization investors would be difficult to predict, as asset-backed securitization investors were more interested in absolute yields, instead of spreads over treasuries - the Company did not hedge any of its warehoused loans pending securitization in the fourth quarter; believing that its historical hedging strategy would continue to be largely ineffective in such an environment.

The Company has continued to review its hedging strategy in order to best mitigate risk pending securitization. As the asset-backed securitization market improved in the first quarter of 1999, and spreads over treasuries became largely more predictable, the Company resumed its hedging strategy of selling treasury rate-lock contracts to mitigate its interest rate risk pending securitization.

INFLATION

   Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk.")

IMPACT OF NEW ACCOUNTING STANDARDS

   For  discussion  regarding the impact of new accounting  standards,  refer to
Note 1 of Notes to the Consolidated Financial Statements.


RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

      * The Company's ability or inability to continue to access lines of credit, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for sale.

      * The Company's ability or inability to continue its practice of securitization of mortgage loans held for sale.

      * A general economic slowdown. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of the Company's focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect the Company's ability to securitize or sell loans in the secondary market.

      * The effects of interest rate fluctuations and the Company's ability or inability to hedge effectively against such fluctuations in interest rates; the effect of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies, and similar organizations, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation.

      * Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, licenses, adoption of new, or changes in accounting polices and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies, and environmental compliance can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

      * Increased competition within the Company's markets has taken on many forms, such as convenience in obtaining a loan, customer service, marketing and distribution channels, loan origination fees and interest rates. The Company is currently competing with large finance companies and conforming mortgage originators many of whom have greater financial, technological and marketing resources.

      * The unanticipated expenses of assimilating newly-acquired businesses into the Company's structure; as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

      *  Unpredictable  delays or  difficulties   in  development of new product
         programs.

      * Year 2000 Compliance and Technology Enhancements. The Company is utilizing both internal and external resources to identify, correct, reprogram or replace, and test its systems for year 2000 compliance. Although to date, the Company has been completing its Year 2000 compliance efforts on time, there can be no assurance that the Company will not experience unexpected delay There can also be no assurance that the systems of other companies on which the Company's systems rely will be timely reprogrammed for year 2000 compliance.

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

   To date the accounting system is Year 2000 compliant and vendors and liquidity providers have been contacted regarding their readiness. Results of system tests conducted by the Company and other service providers will continue to be carefully monitored to ensure that all issues have been identified and addressed.

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

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

   The Company's costs to resolve the Year 2000 issue are not expected to have a material financial impact on the Company and are expected to be less than $1.0 million, which the Company intends to fund from its current operations. To date, the Company has paid and expensed $0.6 million. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates between the time the Company originates or purchases mortgage loans and the time the Company sells such mortgage loans at securitization can affect the value of the Company's mortgage loans held for sale and, consequently, the Company's net gain on sale revenue by affecting the "excess spread" between the interest rate on the mortgage loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by the securirzation trusts. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread generally narrows, resulting in a loss in value of the loans and a lower net gain on sale.

   A hypothetical 10 basis point increase in interest rates, which historically has resulted in approximately a 10 basis point decrease in the excess spread, would be expected to reduce the Company's net gain on sale by approximately 25 basis points. Many factors, however, can affect the sensitivity analysis described above including, without limitation, the structure and credit enhancement used in a particular securitization, the Company's prepayment, loss and discount rate assumptions, and the spread over treasuries demanded by asset-backed investors who purchase the Company's asset-backed securities.

   To reduce its financial exposure to changes in interest rates, the Company generally hedges its mortgage loans held for sale by entering into treasury rate lock contracts (see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging"). The Company's hedging strategy has largely been an effective tool to manage the Company's interest rate risk on loans prior to securitization, by providing the Company with a cash gain (or loss) to largely offset the reduced (increased) excess spread (and resultant lower (or higher) net gain on sale) from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale. This was the case in the third quarter of 1998, when asset-backed investors, responding to lower treasury yields and global financial market volatility, demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities. As a result, Delta's $8.8 million hedge loss resulting from lower interest rates was not offset by a higher gain on sale as the Company has historically seen.

   Changes in interest rates could also adversely affect the Company's ability to purchase and originate loans and/or could affect the level of loan prepayments thereby impacting the size of the Company's loan servicing portfolio and the value of the Company's interest only and residual certificates and capitalized mortgage servicing rights. (See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk").

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Delta Financial Corporation:

We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997,
and the related  consolidated  statements  of income,  changes in  stockholders'
equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/  KPMG LLP


Melville, New York
February 16, 1999

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997

(DOLLARS IN THOUSANDS)                                    1998          1997
--------------------------------------------------------------------------------
ASSETS
Cash and interest-bearing deposits.................... $  49,152    $  32,858
Accounts receivable...................................    22,549       31,209
Loans held for sale, net..............................    87,170       79,247
Accrued interest and late charges receivable..........    46,897       29,598
Capitalized mortgage servicing rights.................    33,490       22,862
Interest-only and residual certificates...............   203,803      167,809
Equipment, net........................................    16,962       11,211
Cash held for advance payments........................    10,031        6,325
Prepaid and other assets..............................     5,839        6,224
Goodwill .............................................     6,014        5,889
--------------------------------------------------------------------------------
        Total assets.................................. $ 481,907      393,232
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable.......................................... $   1,396        2,222
Warehouse financing and other borrowings..............    80,273       28,233
Senior Notes..........................................   149,387      149,307
Accounts payable and accrued expenses.................    20,966       15,503
Investor payable......................................    63,790       40,852
Advance payment by borrowers for taxes and insurance..     9,559        5,750
Deferred tax liability................................    18,848       24,912
--------------------------------------------------------------------------------
        Total liabilities.............................   344,219      266,779
--------------------------------------------------------------------------------
Stockholders' Equity:
Capital stock, $.01 par value.  Authorized
  49,000,000 shares; 15,475,549 shares
   issued and 15,358,749 shares outstanding
   at December 31, 1998, and 15,372,688
   shares issued and
   outstanding at December 31, 1997...................       155          154
Additional paid-in capital............................    94,700       93,476
Retained earnings.....................................    44,151       32,823
Treasury stock, at cost (116,800 shares)..............    (1,318)           -
--------------------------------------------------------------------------------
        Total stockholders' equity....................   137,688      126,453
--------------------------------------------------------------------------------
        Total liabilities and stockholders' equity.... $ 481,907    $ 393,232
================================================================================

See accompanying notes to consolidated financial statements.

                                       37

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1998, 1997 and 1996


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  1998        1997          1996
-----------------------------------------------------------------------------------------------
Revenues:
    Net gain on sale of mortgage loans                       $ 92,452       86,307       46,525
    Interest.........................                          12,458       22,341       16,372
    Servicing fees...................                           9,392        7,094        5,368
    Origination fees.................                          25,273       18,108        5,266
-----------------------------------------------------------------------------------------------
     Total revenues..................                         139,575      133,850       73,531
-----------------------------------------------------------------------------------------------
Expenses:
    Payroll and related costs........                          56,684       41,204       17,633
    Interest expense.................                          30,019       19,972       11,298
    General and administrative.......                          34,376       21,524       11,112
-----------------------------------------------------------------------------------------------
     Total expenses..................                         121,079       82,700       40,043
-----------------------------------------------------------------------------------------------

Income before income taxes and extraordinary item              18,496       51,150       33,488
Provision for income taxes...........                           7,168       20,739        9,466
-----------------------------------------------------------------------------------------------
Income before extraordinary item.....                          11,328       30,411       24,022
Extraordinary item:
    Gain on extinguishment of debt...                              --           --        3,168
-----------------------------------------------------------------------------------------------
     Net income......................                      $   11,328       30,411       27,190
===============================================================================================

Unaudited pro forma information:
    Provision for pro forma income taxes
         before extraordinary item...                      $      N/A          N/A       14,400
-----------------------------------------------------------------------------------------------
     Pro forma income before extraordinary item            $   11,328       30,411       19,088
===============================================================================================

Per share data (1):
    Earnings per common share - basic and diluted          $     0.74         1.98         1.46

    Weighted average number of shares outstanding          15,382,161   15,359,280   13,066,485
===============================================================================================

(1) Unaudited pro forma presentation for the year ended 1996.


See accompanying notes to consolidated financial statements.

                                       38

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY
Years ended December 31, 1998, 1997 and 1996

                                                             ADDITIONAL
                                                               PAID-IN        RETAINED      TREASURY
(DOLLARS IN THOUSANDS)                        CAPITAL STOCK    CAPITAL        EARNINGS        STOCK        TOTAL
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995................   $    107          3,225         26,501           --         29,833
Proceeds from initial public offering of
     Common stock...........................         46         69,656             --           --         69,702
Reclassification of undistributed S
     corporation earnings...................         --         18,072        (18,072)          --             --
Net income..................................         --             --         27,190           --         27,190
Distributions...............................         --             --        (33,207)          --        (33,207)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996................        153         90,953          2,412           --         93,518
Issuance of common stock to acquire
         Fidelity Mortgage..................          1          2,516             --           --          2,517
Proceeds from exercise of stock options.....         --              7             --           --              7
Net income..................................         --             --         30,411           --         30,411
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997................        154         93,476         32,823           --        126,453
Issuance of common stock related to
         Fidelity Mortgage..................          1          1,199             --           --          1,200
Purchase of Treasury Stock (116,800 shares)          --             --             --       (1,318)        (1,318)
Proceeds from exercise of stock options.....         --             25             --           --             25
Net income..................................         --             --         11,328           --         11,328
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998................   $    155         94,700         44,151       (1,318)       137,688
==================================================================================================================

See accompanying notes to consolidated financial statements.

                                       39

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS OF CASH FLOWS
Years ended  December 31, 1998,  1997 and 1996


(DOLLARS IN THOUSANDS)                                              1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income..............................................     $  11,328         30,411         27,190
   Adjustments to reconcile net income to net cash used in
      Operating activities:
      Provision for loan and recourse losses                          750            100            101
      Depreciation and amortization........................         4,386          2,603            997
      Deferred tax (benefit) expense.......................        (6,064)        19,901          5,011
      Capitalized mortgage servicing rights, net
        of amortization....................................       (10,628)       (11,451)        (7,581)
      Deferred origination costs (fees)....................         1,840            (88)        (2,399)
      Interest-only and residual certificates received in
        securitization transactions, net...................       (35,994)       (84,736)       (57,763)
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net......         5,755        (20,677)        (1,654)
      (Increase) decrease in loans held for sale, net......        (9,793)         3,222        (17,719)
      Increase in accrued interest and late
        charges receivable.................................       (17,299)       (11,139)        (3,340)
      (Increase) decrease in cash held for advance payments        (3,706)        (3,836)           631
      Decrease in real estate owned........................            --            135            116
      Decrease (increase) in prepaid and other assets......           385         (4,630)          (244)
      Decrease in due from stockholders....................            --             --            990
      Increase in accounts payable and accrued expenses....         7,648          3,211          6,764
      Increase in investor payable.........................        22,938         19,984          7,427
      Increase (decrease) in advance payment by borrowers
        for taxes and insurance                                     3,809          3,482           (552)
-------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities...................       (24,645)       (53,508)       (42,025)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
      Acquisition of Fidelity Mortgage.....................            --         (4,150)            --
      Purchase of equipment................................        (8,982)        (9,933)        (2,283)
-------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities:..................        (8,982)       (14,083)        (2,283)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds from initial public offering...............            --             --         69,701
   Proceeds from (repayments of) warehouse
      financing and other borrowings, net..................        52,040        (67,481)        12,725
   Proceeds from Senior Notes..............................            --        149,307             --
   Decrease in bank payable, net...........................          (826)          (125)        (2,805)
   Proceeds from exercise of stock options.................            25              7             --
   Distributions...........................................            --             --        (33,207)
   Purchase of treasury stock..............................        (1,318)            --             --
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities...............        49,921         81,708         46,414
-------------------------------------------------------------------------------------------------------------------
   Net increase in cash and interest-bearing deposits......        16,294         14,117          2,106
Cash and interest-bearing deposits at beginning of year....        32,858         18,741         16,635
-------------------------------------------------------------------------------------------------------------------
Cash and interest-bearing deposits at end of year..........   $    49,152         32,858         18,741
===================================================================================================================

Supplemental Information:
Cash paid during the year for:
   Interest ...............................................   $    29,576         14,314         10,453
   Income taxes ...........................................         7,241         19,972            202
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                       40

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997, AND 1996

 (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) ORGANIZATION
   Delta Financial Corporation (the "Company" or "Delta") is a Delaware corporation which was organized in August 1996. On October 31, 1996, the Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, $.01 par value (see note 2).

   On February 11, 1997, the Company acquired Fidelity Mortgage Inc. and Fidelity Mortgage (Florida), Inc. (together referred to herein as "Fidelity Mortgage"), retail residential mortgage origination companies, for a combination of cash and stock with a value of $6.3 million. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Fidelity Mortgage from February 11, 1997 have been included in the Company's consolidated financial statements. In connection with these acquisitions the Company recorded goodwill of approximately $6.3 million, which is being amortized on a straight-line basis over seven years. On October 1, 1997, the acquired operations were merged and have continued to operate as Fidelity Mortgage. As a result of meeting certain production targets for the twelve month period ended June 30, 1998, the sellers were paid an additional $1.2 million of purchase price in the form of, and at a fair value equivalent to, 101,361 shares of the Company's stock in August 1998. The additional consideration has been recorded as goodwill and will be amortized over the remaining life of the goodwill.

(B) PRINCIPLES OF CONSOLIDATION
   The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

(E) LOANS HELD FOR SALE, NET
   Loans held for sale are accounted for at the lower of cost or estimated market value, determined on a net aggregate basis. Cost includes unamortized loan origination fees and costs. Net unrealized losses are provided for in a valuation allowance created through a charge to operations. Losses are recognized when the market value is less than cost.

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

   The Company sells loans to a loan securitization trust and receives the excess value of the loans' economic interests for (i) the difference between the interest payments due on the loans sold to the trust and the interest payments due, at the pass-through rates, to the holders of the pass-through certificates, less the Company's contractual servicing fee and other costs and expenses of administering the trust, represented by interest-only and residual certificates, and (b) the right to service the loans on behalf of the trust and earn a contractual servicing fee, as well as other ancillary servicing related fees directly from the borrowers on the underlying loans.

   Upon the securitization of a pool of loans, the Company recognizes as origination fees any then unamortized origination fees which had initially been recorded as adjustments to the investment in the loans, and additionally allocates portions of the remaining investment in the loans sold to each of (i) the servicing rights retained by the Company and (ii) the interest-only and residual certificates received from the trust. The retained servicing rights and interest-only and residual certificates are initially recorded based upon their fair value, which is estimated based on the stated terms of the transferred loans adjusted for estimates of future prepayments or defaults among those loans. The Company recognizes a gain for the difference between the investment in the loans remaining after this allocation and the cash payment received from the trust (see notes 5 and 6).

(G) CAPITALIZED MORTGAGE SERVICING RIGHTS
   Effective January 1, 1997, the Company adopted SFAS No. 125, which supersedes SFAS No. 122 and SFAS No. 65,"Accounting for Certain Banking Activities" to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement requires the assessment of capitalized mortgage servicing rights for impairment. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income (see note 5).

(H) INTEREST-ONLY AND RESIDUAL CERTIFICATES
   The interest-only and residual certificates, received by the Company upon the securitization of a pool of loans to the securitization trust, are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the amount initially allocated to the interest-only and residual certificates at the date of a securitization reflects the fair value of those interests. The amount recorded for the certificates is reduced for distributions thereon which the Company receives from the related trust, and is adjusted for the subsequent changes in the fair value of these certificates which are reflected in the statement of income. The fair value of interest-only and residual certificates is determined using the same prepayment and default estimates utilized in valuing servicing rights, together with the consideration of the geographic location and value of loan collateral, the value of which would affect the credit loss sustained by a trust upon the default of a loan (see note 6). The Company has consistently applied the more conservative cash-out method in valuing the future cash flows of residual certificates.

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

(N) INCOME TAXES
   The Company accounts for income taxes in conformity with SFAS No. 109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax effects of differences between the financial reporting and tax bases of assets and liabilities. These deferred taxes are measured by applying current enacted tax rates.

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

(O) EARNINGS PER SHARE
   Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" and restated all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (see note 17).

   EPS data for the period November 1, 1996 to December 31, 1996 has not been presented in the accompanying consolidated financial statements because management believes that such data would not be meaningful given the relatively short period and the impact of the recognition of the deferred tax liability in connection with the change in tax status.

(P) STOCK OPTION PLAN
   During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to continue to apply provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 15).

(Q) RECLASSIFICATIONS
   Certain prior period amounts in the financial statements and notes have been reclassified to conform with the current year presentation.

(R) SEGMENT REPORTING
   The Company operates as one reporting segment, as such, the segment disclosure requirements under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", are not applicable to the Company.

(S) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133

   In June 1998, SFAS No. 133 was issued, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years that begin after June 15, 1999, and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

SFAS No. 134

   In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 conforms the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 is effective for the first quarter beginning after December 15, 1998. Management of the Company believes the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.



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

   On November 1, 1996, the Company completed an initial public offering (IPO) of 4,600,000 shares of common stock at an offering price of $16.50 per share. The net proceeds of the offering to the Company, exclusive of underwriting discounts and commissions and other expenses, was $69.7 million. In November 1996, $32.6 million of the proceeds raised in the offering were distributed to the former S corporation shareholders with respect to declared distributions of undistributed S corporation earnings. Remaining undistributed S corporation earnings of $18.1 million were reclassified as additional paid-in capital.



 (3) LOANS HELD FOR SALE, NET

   The Company's inventory consists of first and second mortgages which had a weighted average interest rate of 10.5% at December 31, 1998. These mortgages are being held, at the lower of cost or estimated market value, for future sale. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

   Included in loans held for sale are deferred origination fees and purchase premiums in the amount of $1.7 million and $3.5 million at December 31, 1998 and 1997, respectively and an allowance for loan losses of $0.3 million at December 31, 1998 and 1997. Mortgages are payable in monthly installments of principal and interest and have terms varying from five to thirty years.

   Activity in the allowance for loan losses for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)              1998           1997           1996
--------------------------------------------------------------------------------
Balance at beginning of year        $300            270            240
Provisions                            30             30             31
Charge-offs                            -              -             (1)
--------------------------------------------------------------------------------
Balance at end of year              $330            300            270
--------------------------------------------------------------------------------

   The Company also maintained an allowance for recourse losses of $1.4 million, $0.7 million and $0.6 million at December 31, 1998, 1997 and 1996, respectively, which is included in accounts payable and accrued expenses (see note 14).

(4) ACCOUNTS RECEIVABLE

   Accounts receivable as of December 31, consist of the following:

(DOLLARS IN THOUSANDS)                1998                1997

--------------------------------------------------------------------------------
Securitization advances            $ 17,058              12,090
Prepaid insurance premiums            1,691               1,478
Current tax assets                      904              14,803
Other                                 2,896               2,838
--------------------------------------------------------------------------------
Total accounts receivable           $22,549              31,209
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

   Capitalized mortgage servicing rights are assessed periodically to determine if there has been any impairment of the asset, based on the fair value of the rights at the date of the assessment. The Company performs this assessment on the basis of the Company's historical experience, and updated estimates of prepayment and default rates for servicing rights relating to loan groups comprised of loans of similar types, terms, credit quality and interest rates, which represent the predominant risk characteristics affecting prepayment and default rates. A valuation allowance is provided for the capitalized servicing rights relating to any loan group for which the recorded investment exceeds the fair value. At December 31, 1998 and 1997, the fair value of the capitalized mortgage servicing rights approximated their recorded amounts and, accordingly, no valuation allowance was recorded. During the second quarter of 1998, the Company recorded a $1.9 million reduction in the carrying amount of its capitalized mortgage servicing rights to reflect a provision for impairment.

   The activity related to the Company's capitalized mortgage servicing rights for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)                 1998           1997           1996
--------------------------------------------------------------------------------
Balance, beginning of year           $22,862         11,412          3,831
Additions                             19,833         15,118          8,336
Amortization and FV adjustments       (9,205)        (3,668)          (755)
--------------------------------------------------------------------------------
Balance, end of year                 $33,490         22,862         11,412
--------------------------------------------------------------------------------


(6) INTEREST-ONLY AND RESIDUAL CERTIFICATES

   The interest that the Company receives upon sales through securitizations is in the form of interest-only and residual mortgage securities which are classified as interest-only and residual certificates.

   In accordance with SFAS No. 125, upon the sale or securitization of a loan, a gain on sale and a corresponding asset is recognized for any interest-only and residual certificates. This asset is classified as "trading securities" and, as such, they are recorded at their fair value. Fair value of these certificates has been determined by the Company based on various economic factors, including loan type, sizes, interest rates, dates of origination, terms and geographic locations, using the more conservative cash-out method. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. In accordance with SFAS No. 115, any fair value adjustment of the interest-only and residual certificates is recognized in the statement of income and is reflected as a component of interest income.

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

   The Company assumes prepayment rates and defaults based upon the seasoning of its existing securitization loan portfolio. As of December 31, 1998 and 1997, the Company's underlying assumptions used in determining the fair value of its interest-only and residual certificates are as follows:

   (a)The following table compares the prepayment assumptions used subsequent to the first quarter of 1998 (the "new" assumptions) with those used at December 31, 1997 and through the first quarter of 1998 (the "old" assumptions):

--------------------------------------------------------------------------------
  LOAN TYPE              Curve Description     Month 1 Speed        Peak Speed
--------------------------------------------------------------------------------
                           New       Old       New       Old        New      Old
--------------------------------------------------------------------------------
Fixed Rate Loans          Vector    Ramp       4.8%      4.8%       31%      24%
Six-Month LIBOR ARMs      Vector    Ramp      10.0%      5.6%       50%      28%
Hybrid ARMs               Vector    Ramp       6.0%      5.6%       50%      28%
--------------------------------------------------------------------------------

   (b)A default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts of 2.00% of the amount initially securitized at December 31, 1998 compared to 1.90% at December 31, 1997;

   (c)Under the "cash-out" method, an annual discount rate of 12.0% was used in determining the present value of cash flows from residual certificates, which represent the predominant form of retained interest.

   The changes in prepayment assumptions from December 31, 1997 to December 31, 1998 were made at June 30, 1998, based upon the Company's on-going analysis of industry and Company pool trends, and resulted in a $15.5 million fair value adjustment charged to income during the second quarter of 1998. A further fair value adjustment of $2.8 million was charged to income during the fourth quarter of 1998 related to a change in default assumptions.

   To date, aggregate actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations.

   The activity related to the Company's interest-only and residual certificates for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)            1998           1997          1996
--------------------------------------------------------------------------------
Balance, beginning of year     $ 167,809         83,073       25,310
Additions                         85,092        102,072       57,456
Cash remittances, accretion
    of discount and FV
    adjustments, net             (49,098)       (17,336)         307
--------------------------------------------------------------------------------
Balance, end of year           $ 203,803        167,809       83,073
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

   As of December 31, 1998 and 1996, the Company did not have open hedge positions. As of December 31, 1997, the Company had open hedge loss positions of $0.5 million. The Company included losses of $10.2 million, $2.0 million and $0.5 million on the treasury lock contracts as part of gains on sale of loans in 1998, 1997 and 1996, respectively.



 (8) WAREHOUSE FINANCING AND OTHER BORROWINGS

   The Company has three warehouse credit facilities for a combined amount of $750.0 million as of December 31, 1998. These lines are collateralized by specific mortgage receivables, which are equal to or greater than the outstanding balances under the line at any point in time.

   The following table summarizes certain information regarding warehouse financing and other borrowings at December 31, (DOLLARS IN MILLIONS):

                                                            Balance
                            Facility                        -------               Expiration
Facility Description        Amount          Rate          1998   1997                Date
------------------------------------------------------------------------------------------------
Warehouse line of credit    $400.0     Libor + 0.75%     $58.7   $23.9             February 1999
Warehouse line of credit     200.0      CP + 0.05%          --      --            September 1999
Warehouse line of credit     150.0     Libor + 0.75%      10.7      --                 June 1999
Term loan                    n/a       Prime + 1.00%       0.2     0.2     Apr. 1999 - June 1999
Capital leases               n/a       6.63% - 8.97%      10.7     4.1      Mar 1999 - Dec. 2003
------------------------------------------------------------------------------------------------
Balance at December 31,     $750.0                       $80.3   $28.2
------------------------------------------------------------------------------------------------

   Subsequent to year end, the first warehouse line of credit ("line") was renewed at similar terms for $200 million for a period of one year and a new $200.0 million line, maturing March 2000, was secured by the Company.


(9) SENIOR NOTES

   9.5% Senior Notes due 2004 (the "notes") totaled $149.4 million at December 31, 1998, and $149.3 million at December 31, 1997 net of unamortized bond discount. The notes bear interest at a rate of 9.5% per annum, payable semi-annually commencing on February 1, 1998. The notes were issued on July 23, 1997, and mature on August 1, 2004 when all outstanding principal is due. On or after August 1, 2001, the notes are redeemable at the option of the Company, in whole or in part, at the redemption price set forth in the Indenture, dated July 23, 1997, governing the issuance of the notes (the "Indenture"), plus accrued and unpaid interest through the date of redemption.

   The Company is required to comply with various operating and financial covenants in the Indenture. These covenants limit or restrict, among other things, the ability of the Company to consummate assets sales, pay dividends, incur additional indebtedness and incur additional liens. Costs incurred with the issuance of the notes, in the amount of $4.8 million, have been deferred and are being amortized over the seven year term using a method that approximates level-yield. The unamortized debt issuance cost was $4.1 million at December 31, 1998 and $4.6 million at December 31, 1997.


(10) BANK PAYABLE

   In order to maximize its cash management practices, the Company has instituted a procedure whereby checks written against its operating account are covered as they are presented to the bank for payment, either by drawing down its lines of credit or from subsequent deposits of operating cash. Bank payable represents the checks outstanding at December 31, 1998 and 1997, to be paid in this manner.

(11) INVESTOR PAYABLE

   Investor payable represents the collection of mortgage payments by the Company as servicer, from mortgagors, which are due to the investors. These funds, when collected, are placed in segregated bank accounts as provided by the related servicing agreements and are reflected on the Company's balance sheet as a component of cash and interest-bearing deposits.


(12) RELATED PARTY TRANSACTIONS

   Miller Planning Corporation, a company which is wholly-owned by Sidney A. Miller, Chairman of the Company, acts as the Company's agent in procuring the Company's group health, disability and life insurance policies from independent insurance carriers and receives commissions from the insurance companies on the same which, in 1998, totaled approximately $3,000 and in 1997 totaled approximately $13,000. Miller Planning Corporation previously offered life and disability credit insurance to the Company's borrowers for which it received commissions.

   Long Island Closing Corporation, a company wholly owned by Rona V. Miller, spouse of Sidney A. Miller, was hired by title abstract companies as closing agent to clear titles on substantially all of the Company's brokered loan closings held at the Company's headquarters until approximately August 1997. All fees for these services were paid by the borrowers, which totaled $0 for 1998 and approximately $84,000 for 1997. In or about August 1997, Long Island Closing ceased acting as closing agent for abstract companies on the Company's brokered loan closings.

(13) EMPLOYEE BENEFIT PLANS

   The Company had an employee profit sharing plan covering all eligible employees, as defined, with at least 30 months of service. The Company contributed $0.2 million to the plan for the year ended December 31, 1996. Effective January 1, 1997, the employee profit sharing plan was merged with the Company's 401(k) Retirement Savings Plan.

   The Company sponsors a 401(k) Retirement Savings Plan. Substantially all employees of the Company who are at least 21 years old are eligible to participate in the plan after completing one year of service. Contributions are made from employees' elected salary deferrals. The Company elected to make discretionary contributions to the Plan of $0.5 million and $0.3 million for 1998 and 1997, respectively. During 1996, the Company made contributions to the Profit Sharing Plan noted in the preceding paragraph and no contributions to this plan.



(14) COMMITMENTS AND CONTINGENCIES

   The Company has repurchase agreements with certain of the institutions that have purchased mortgages. Currently, some of the agreements provide for the repurchase by the Company of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, the Company will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans which were sold with recourse is $10.1 million at December 31, 1998 and $13.6 million at December 31, 1997.

   Included in accounts payable and accrued expenses is an allowance for recourse losses of $1.4 million, $0.7 million and $0.6 million at December 31, 1998, 1997 and 1996, respectively. The Company recognized, as a charge to operations, a provision for recourse losses of $720,000, $70,000 and $70,000 for the years 1998, 1997 and 1996, respectively. Additions to the allowance for loan losses are provided by charges to income based upon various factors, which, in management's judgment, deserve current recognition in estimating probable losses. The loss factors are determined by management based upon an evaluation of historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

   The Company previously subleased it Woodbury offices from an affiliated company. In August 1996, the lease was assigned to the Company. This lease provides for rent to be paid on a month-to-month basis. Rental expense, net of sublease income, for the years ended December 31, 1998, 1997 and 1996 amounted to $5.4 million, $2.6 million and $1.0 million, respectively.

   Minimum future rentals under non-cancelable operating leases as of December 31, 1998 are as follows:

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
              Year                               Amount
--------------------------------------------------------------------------------
              1999                           $    4,812
              2000                                4,859
              2001                                4,808
              2002                                4,005
              2003                                3,054
           Thereafter                            13,345
--------------------------------------------------------------------------------
             Total                           $   34,883
--------------------------------------------------------------------------------

   Because the nature of the Company's business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company is subject, in the normal course of business, to numerous legal proceedings and claims, including several class action lawsuits. The resolution of these lawsuits, in management's opinion, will not have a material adverse effect on the financial position or results of operations of the Company.

(15) STOCK OPTION PLAN

   On October 4, 1996, the Board of Directors ratified the 1996 Stock Option Plan (the "Plan") and authorized the reserve of 2,200,000 shares of authorized but unissued common stock for issuance pursuant to the Plan. Substantially all of the options issued vest over a five-year period at 20% per year and expire seven years from the grant date.

   The following table summarizes certain information regarding the Plan at December 31:


                                       1998                                1997
-----------------------------------------------------------------------------------------------
                              Number       Weighted-Average       Number       Weighted-Average
                              of Shares    Exercise Price         of Shares    Exercise Price
-----------------------------------------------------------------------------------------------
Balance, beginning of year     848,760          $17.01             464,850          $16.50
Options granted                 77,000           17.35             426,610           17.67
Options exercised                1,500           16.50                 400           16.50
Options canceled               129,200           17.54              42,300           18.06
-----------------------------------------------------------------------------------------------
Balance at end of year         795,060          $17.00             848,760          $17.01
-----------------------------------------------------------------------------------------------
Options exercisable            242,862          $16.77              96,510          $16.50
-----------------------------------------------------------------------------------------------

   The Company applies APB Opinion No. 25, and related Interpretations in accounting for the Plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date.
Accordingly, no compensation cost has been recognized for the years ended December 31, 1998 and 1997.

   Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income would have been $10.8 million and $30.1 million for 1998 and 1997, respectively. Earnings per share for 1998 and 1997 would have been $0.71 and $1.96, respectively.

   The weighted-average fair value of options granted during 1998 and 1997 was $9.14 and $3.54, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 1998 and 1997 grants:


                                    1998               1997
--------------------------------------------------------------------------------
Dividend yield                        0%                 0%
Expected volatility                  55%                45%
Risk-free interest rate            4.54%              5.71%
Expected life                    5 years            5 years


 (16) INCOME TAXES

   The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is as follows:

(DOLLARS IN THOUSANDS)            1998            1997           1996
--------------------------------------------------------------------------------
Current: Federal             $  11,291              75          3,305
         State                   1,941             763          1,150
--------------------------------------------------------------------------------
Total current income taxes   $  13,232             838          4,455
--------------------------------------------------------------------------------

Deferred:Federal             $  (4,586)         16,982          3,727
         State                  (1,478)          2,919          1,284
--------------------------------------------------------------------------------
Total deferred income taxes  $  (6,064)         19,901          5,011
--------------------------------------------------------------------------------
Total tax provision          $   7,168          20,739          9,466
--------------------------------------------------------------------------------

   As discussed in Note 1, the Company was an S corporation through October 31, 1996 pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any Federal income tax expense.

   On October 31, 1996, the Company became a C corporation for Federal and state income tax purposes and as such was subject to federal and state income tax on its taxable income for the period beginning on November 1, 1996. In connection with the change in its tax status from an S corporation to a C corporation, the Company incurred deferred income tax expense of $3.9 million as of October 31, 1996. The remaining deferred income tax expense pertaining to the change in status from an S corporation to a C corporation at December 31, 1998 was approximately $2.3 million.

   Significant components (temporary differences and carryforwards) that give rise to the Company's net deferred tax liability as of December 31, 1998 and 1997 were as follows (DOLLARS IN THOUSANDS):


DEFERRED TAX LIABILITIES:                                           1998           1997
-------------------------                                           ----           ----
Capitalized cost of future servicing income                     $ 14,149          9,631
Book/tax difference in interest-only and residual certificate
     carrying amount                                              17,359         16,784
Tax over book depreciation                                           791            259
Capitalized origination fees and related cost                        702          1,507
-------------------------------------------------------------------------------------------
Total deferred tax liabilities                                  $ 33,001         28,181
-------------------------------------------------------------------------------------------

DEFERRED TAX ASSETS:
Book over tax basis in mortgage servicing asset                 $    158            278
Loss reserves                                                      1,918          1,270
U.S. net operating loss carryforwards                             12,077          1,721
-------------------------------------------------------------------------------------------
Total deferred tax assets                                       $ 14,153          3,269
-------------------------------------------------------------------------------------------
Net deferred tax liabilities                                    $ 18,848         24,912
-------------------------------------------------------------------------------------------

   Under SFAS No. 109, "Accounting for Income Taxes," the Company is required to recognize all or a portion of its net deferred tax assets if it believed that it was more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and other deferred tax assets would be realized. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its net deferred tax assets.

   A reconciliation of the statutory income tax provision to the effective income tax provision, as applied to income for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                1998        1997        1996
--------------------------------------------------------------------------------
Tax at statutory rate                           35.0%       35.0%       35.0%
Income earned as S corporation                   n/a         n/a       (22.6)
Change in tax status                             n/a         n/a        11.6
State & local taxes, net of Federal benefit      1.7         4.7         3.0
Non-deductible expenses and other                2.1         0.8         1.3
--------------------------------------------------------------------------------
Total provision                                 38.8%       40.5%       28.3%
--------------------------------------------------------------------------------

(17) EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

For the years ended December 31:                                      Pro forma
                                                                     (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)    1998           1997           1996
--------------------------------------------------------------------------------
Net income                              $ 11,328         30,411         19,088
Weighted-average shares                   15,382         15,359         13,066
Basic EPS                               $   0.74           1.98           1.46
Weighted-average shares                   15,382         15,359         13,066
Incremental shares-options                    23             32             10
--------------------------------------------------------------------------------
                                          15,405         15,391         13,076
Diluted EPS                             $   0.74           1.98           1.46
--------------------------------------------------------------------------------


(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table is a summary of financial data by quarter for the years ended December 31, 1998 and 1997:

For the quarters ended

(Dollars in thousands, except per share data)           March 31,   June 30,   Sept. 30,  Dec. 31,
--------------------------------------------------------------------------------------------------
1998
  Revenues                                               $41,154     20,682     38,086     39,653
  Expenses                                                28,053     28,718     32,993     31,315
  Net income (loss)                                        8,251     (4,902)     3,106      4,873
  Earnings (loss) per common share-basic and diluted        0.54      (0.32)      0.20       0.32

1997
  Revenues                                               $27,305     30,467     37,414     38,664
  Expenses                                                15,064     17,848     23,735     26,053
  Net income                                               6,990      7,225      7,883      8,313
  Earnings per common share-basic and diluted               0.45       0.47       0.51       0.54

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


                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) FINANCIAL STATEMENTS
                                                                         PAGE(S)
                                                                         -------
         The following Consolidated Financial Statements of Delta
         Financial Corporation and Subsidiaries are included in
         Part II, Item 8 of this report
         Independent Auditors' Report........................................ 30
         Consolidated Balance Sheets--December 31, 1998 and 1997............. 31
         Consolidated Statements of Income--Years ended December 31,
         1998, 1997 and 1996................................................. 32
         Consolidated Statement of Changes in Stockholders' Equity--
         Years ended December 31, 1998, 1997 and 1996........................ 33
         Consolidated Statements of Cash Flows--Years ended December 31,
         1998, 1997 and 1996................................................. 34
         Notes to Consolidated Financial Statements.......................... 35

  (a)(2) FINANCIAL STATEMENT SCHEDULES
         Exhibits 11.1 and 27  (See - Exhibit List)

  (A)(3) EXHIBITS:

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
   *3.1 -- Certificate of Incorporation of Delta Financial Corporation
 +++3.2 -- Second Amended Bylaws of Delta Financial Corporation
  **4.1 -- Indenture dated July 23, 1997, between Delta Financial Corporation, its subsidiary guarantors and The Bank of New York, as Trustee *10.1 -- Employment Agreement dated October 1, 1996 between the Registrant and
             Sidney A. Miller
  *10.2 -- Employment Agreement dated October 1, 1996 between the Registrant and
             Hugh Miller
  *10.3 -- Employment Agreement dated October 1, 1996 between the Registrant and
             Christopher Donnelly
  *10.4 -- Employment Agreement dated October 1, 1996 between the Registrant and
             Randall F. Michaels
***10.5 -- Employment Agreement dated March 4, 1997 between  the  Registrant and
             Richard Blass
  *10.6 -- Lease Agreement between Delta Funding Corporation and the Tilles
             Investment Company
  +10.7 -- Fifth, Sixth and Seventh Amendments to Lease Agreement between Delta
             Funding Corporation and the Tilles Investment Company
 ++10.8 -- Eighth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company
  *10.9 -- 1996 Stock Option Plan of Delta Financial Corporation
+++11.1 -- Statement re: Computation of Per Share Earnings
+++21.1 -- Subsidiaries of Registrant
+++27   -- Financial Data Schedule
---------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-11289) filed with the Commission on October 9, 1996.
**  Incorporated by reference from the Company's Current Report on Form 8-K
    (No. 001-12109) filed with the Commission on July 30, 1997.
*** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-12109) filed with the Commission on May 15, 1997.
+ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12109) filed with the Commission on March 31, 1998.
++ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12109) filed with the Commission on May 12, 1998.

+++ Filed herewith

  (B) REPORTS ON FORM 8-K.   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             DELTA FINANCIAL CORPORATION

                             (Registrant)

Dated: March 30, 1999     By:  /S/ HUGH MILLER
                             ------------------------------
                             Hugh Miller
                             President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                 CAPACITY IN WHICH SIGNED                DATE
---------------------    -----------------------------------      --------------


/S/ SIDNEY A. MILLER     Chairman of the Board of Directors       March 30, 1999
-----------------------
Sidney A. Miller


/S/ HUGH MILLER          Chief Executive Officer, President
-----------------------    and Director                           March 30, 1999
Hugh Miller              (Principal Executive Officer)


/S/ RICHARD BLASS        Senior Vice President, Chief Financial
-----------------------    Officer and Director                   March 30, 1999
Richard Blass            (Principal Financial Officer)


/S/ MARTIN D. PAYSON     Director                                 March 30, 1999
-----------------------
Martin D. Payson


/S/ ARNOLD B. POLLARD    Director                                 March 30, 1999
-----------------------
Arnold B. Pollard