Form 10-Q
period 1999-03-31
DELTA FINANCIAL CORP
filed 1999-05-17
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                       or

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

      As of March 31, 1999, 15,358,749 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998..... 1

Consolidated Statements of Income for the three months
ended March 31, 1999 and March 31, 1998.................................... 2

Consolidated Statements of Cash Flows for the three months ended
March 31, 1999 and March 31, 1998.......................................... 3

Notes to Consolidated Financial Statements................................. 4

Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................... 8

New Accounting Pronouncements..............................................24

PART II - OTHER INFORMATION

Other Information..........................................................25

Signatures.................................................................28

Part I - Financial Information

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        March 31,   December 31,
(Dollars in thousands, except for share data)             1999          1998
                                                       ----------   -----------
Assets
Cash and interest-bearing deposits                     $   56,674       49,152
Accounts receivable                                        25,857       22,549
Loans held for sale, net                                   88,290       87,170
Accrued interest and late charges receivable               49,279       46,897
Capitalized mortgage servicing rights                      36,011       33,490
Interest-only and residual certificates                   208,641      203,803
Equipment, net                                             18,662       16,962
Cash held for advance payments                             10,755       10,031
Prepaid and other assets                                    5,540        5,839
Goodwill                                                    5,718        6,014
                                                       ----------   ----------
   Total assets                                        $  505,427      481,907
                                                       ==========   ==========

Liabilities and Stockholders' Equity
Liabilities:
Bank payable                                           $      814        1,396
Warehouse financing and other borrowings                   90,472       80,273
Senior Notes                                              149,408      149,387
Accounts payable and accrued expenses                      19,391       20,966
Investor payable                                           72,396       63,790
Advance payment by borrowers for taxes and insurance       10,819        9,559
Deferred tax liability                                     18,695       18,848
                                                       ----------   ----------
   Total liabilities                                   $  361,995      344,219
                                                       ----------   ----------

Stockholders' Equity:
Common stock, $.01 par value. Authorized
 49,000,000 shares; 15,475,549 shares issued
 and 15,358,749 shares outstanding at
 March 31, 1999 and December 31, 1998                         155          155
Additional paid-in capital                                 94,700       94,700
Retained earnings                                          49,895       44,151
Treasury stock, at cost (116,800 shares
 at March 31, 1999 and December 31, 1998,
 respectively)                                             (1,318)      (1,318)
                                                        ----------   ----------
   Total stockholders' equity                             143,432      137,688
                                                        ----------   ----------
     Total liabilities and stockholders' equity         $ 505,427      481,907
                                                        ==========   ==========


          See accompanying notes to consolidated financial statements.



                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
(Dollars in thousands, except per share data)             1999             1998
                                                       --------         --------
Revenues:
  Net gain on sale of mortgage loans                   $ 25,103           26,580
  Interest                                                6,433            6,665
  Servicing fees                                          3,613            2,160
  Origination fees                                        7,364            5,749
                                                       --------         --------
      Total revenues                                     42,513           41,154
                                                       --------         --------
Expenses:
  Payroll and related costs                              15,842           13,354
  Interest expense                                        6,172            7,066
   General and administrative                            11,057            7,633
                                                       --------         --------
      Total expenses                                     33,071           28,053
                                                       --------         --------

Income before income taxes                                9,442           13,101
Provision for income taxes                                3,698            4,850
                                                       --------         --------
Net income                                             $  5,744            8,251
                                                       ========         ========

Per share data:
    Net income per common
      share - basic and diluted                        $   0.37             0.54
                                                       ========         ========
    Weighted-average number
      of shares outstanding                          15,358,749       15,372,688
                                                     ==========       ==========


          See accompanying notes to consolidated financial statements.


                                       2

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                  Three Months Ended
                                                                                       March 31,
(Dollars in thousands)                                                            1999          1998
                                                                               ---------      ---------
Cash flows from operating activities:
    Net income                                                                $    5,744         8,251
    Adjustments to reconcile net income to net cash used in
      operating activities:
       Provision for loan and recourse losses                                         25            25
       Depreciation and amortization                                               1,289           928
       Deferred tax (benefit) expense                                               (153)        4,803
       Capitalized mortgage servicing rights, net of amortization                 (2,521)       (3,054)
       Deferred origination costs                                                    170           850
       Interest-only and residual certificates received in
          Securitization transactions, net                                        (4,838)      (18,273)
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                              (3,308)        6,520
          (Increase) decrease in loans held for sale, net                         (1,298)        7,008
          Increase in accrued interest and late charges receivable                (2,382)       (3,411)
          Increase in cash held for advance payments                                (724)       (1,010)
          Decrease in prepaid and other assets                                       299           377
          Decrease in accounts payable and accrued expenses                       (1,592)       (4,670)
          Increase in investor payable                                             8,606        11,703
          Increase in advance payments by borrowers for taxes and insurance        1,260         1,203
                                                                               ----------    ----------
              Net cash provided by operating activities                              577        11,250
                                                                               ----------    ----------
Cash flows from investing activities:
    Purchase of equipment                                                         (2,672)       (3,155)
                                                                               ----------    ----------
              Net cash used in investing activities                               (2,672)       (3,155)
                                                                               ----------    ----------
Cash flows from financing activities:
    Proceeds from (repayments of) warehouse financing and other
       borrowings, net                                                            10,199          (640)
    Decrease in bank payable, net                                                   (582)         (705)
                                                                               ----------    ----------
              Net cash provided by (used in) financing activities                  9,617        (1,345)
                                                                               ----------    ----------
              Net increase in cash and interest-bearing deposits                   7,522         6,750

Cash and interest-bearing deposits at beginning of period                         49,152        32,858
                                                                               ----------    ----------
Cash and interest-bearing deposits at end of period                             $ 56,674        39,608
                                                                               ==========    ==========


Supplemental Information:
Cash paid during the period for:
   Interest                                                                     $  9,518        10,626
                                                                               ==========    ==========
   Income taxes                                                                 $  3,850           118
                                                                               ==========    ==========

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

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that will be expected for the entire year.

   All adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. Certain prior period amounts in the financial statements have been reclassified to conform with the current year presentation.

(3)    Fair Value Adjustments

   As required by SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," at each reporting period the Company estimates the fair value of its interest-only and residual certificates and its capitalized mortgage servicing rights. The carrying amount of the interest-only and residual certificates is adjusted to their current fair value. For capitalized mortgage servicing rights, a valuation allowance is recorded if the fair value of such rights is less than the carrying amount.

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

   As a result, at June 30, 1998, the Company adjusted its prepayment assumptions, increasing the maximum prepayment rates for all loans, and changing the rate at which prepayments are assumed to increase from the initial rate to the maximum rate from a straight-line build-up to a "vector" curve. These revised prepayment assumptions were used to estimate the fair value of the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in securitizations completed prior to the second quarter of 1998. These revised prepayment assumptions were also used in initially valuing and recording the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in its securitizations completed subsequent to the first quarter of 1998.

   During the second quarter of 1998, the Company recorded a $15.5 million reduction in the carrying amount of its interest-only and residual certificates, and also recorded a $1.9 million reduction in the carrying amount of its capitalized mortgage servicing rights to reflect a provision for impairment (the "fair value adjustments"). Both impairment provisions resulted from reductions in the Company's estimates of the fair value of those assets. The reductions in the estimated fair value resulted from the aforementioned change in the prepayment assumptions used by the Company to estimate the future cash flows to be derived from the interest-only and residual certificates and the mortgage servicing rights.

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
--------------------------------------------------------------------------------

   In addition, in the first quarter of 1999, the Company increased its loss reserve initially established for both fixed- and adjustable-rate loans sold to the securitizations trusts from 2.00% to approximately 2.20% of the issuance amount securitized. The Company made this change to better reflect what management believes its loss experience will be, as the Company experienced significantly slower prepayment rates in the first quarter of 1999 which, coupled with an anticipated flat to slightly moderate rise in home values as compared to the past few years, may have an adverse effect on the Company's non-performing loans. This change resulted in approximately a $3.8 million reduction in the Company's value of the residual and interest-only certificates. An annual discount rate of 12.0% was utilized in determining the present value of cash flows from residual certificates, using the "cash-out" method, which are the predominant form of retained interests at both March 31, 1999 and December 31, 1998.

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

For the three months ended March 31:


(Dollars in thousands, except EPS data)           1999                 1998
--------------------------------------------------------------------------------
Net income                                $      5,744       $        8,251
Weighted-average shares - basic             15,358,749           15,372,688
Basic EPS                                 $       0.37       $         0.54

Weighted-average shares - basic             15,358,749           15,372,688
Incremental shares-options                      10,973                1,081
--------------------------------------------------------------------------------
Weighted-average shares - diluted           15,369,722           15,373,769
Diluted EPS                               $       0.37       $         0.54


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

   During the quarter ended March 31, 1999, the Company did not repurchase any shares of its common stock under its stock repurchase plan. At March 31, 1999, the total number of treasury shares held by the Company equaled 116,800. Given the sector-wide focus on liquidity and conserving capital, the Board of Directors decided in November 1998 to suspend the share repurchase program and no subsequent decision has been made to recommence repurchases.

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

    Through its wholly-owned subsidiary, Fidelity Mortgage Inc., the Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 15 retail offices located in nine states. Through a strategic alliance between DFC Funding of Canada Limited, a wholly-owned subsidiary of Delta Funding, and MCAP Mortgage Corporation, a Canadian mortgage loan originator, the Company originated loans in Canada. In February 1999 the Company decided to close its Canadian business to focus exclusively on its U.S. based business.

    For the three months ended March 31, 1999 the Company originated and purchased $404 million of loans, an increase of 4% over the $387 million of loans originated and purchased in the comparable period in 1998. Of these amounts, approximately $236 million were originated through its network of brokers, $91 million were purchased from its network of correspondents and $77 million were originated through its retail network during the three months ended March 31, 1999 compared to $168 million, $167 million and $52 million, respectively, for the same period in 1998. These originations reflect the Company's strategy to focus on broker and retail channels, which are more profitable and less cash intensive than correspondent loan purchases.

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

                                                        Three Months Ended
                                                  ------------------------------
(Dollars in thousands)                               March 31,      December 31,
                                                       1999            1998
                                                  ---------------  -------------
Total Outstanding Principal Balance
  (at period end)..............................  $  3,156,232      $ 2,950,435
Average Outstanding(1).........................     3,085,118        2,864,224
DELINQUENCY (at period end) 30-59 Days:
  Principal Balance............................  $    136,549      $   153,726
  Percent of Delinquency(2)....................         4.33%            5.21%
60-89 Days:
  Principal Balance............................  $     54,511      $    50,034
  Percent of Delinquency(2)....................         1.73%            1.70%
90 Days or More:
  Principal Balance............................  $     52,757      $    47,887
  Percent of Delinquency(2)....................         1.67%            1.62%
Total Delinquencies:
  Principal Balance............................  $    243,817      $   251,647
  Percent of Delinquency(2)....................         7.72%            8.53%
FORECLOSURES
  Principal Balance............................  $    154,629      $   145,679
  Percent of Foreclosures by Dollar(2).........         4.90%            4.94%
REO (at period end)............................  $     21,868      $    18,811
   Percent of REO..............................         0.69%            0.64%
Net Losses on Liquidated Loans.................  $     (3,038)     $    (2,645)
Percentage of Net Losses on Liquidated Loans
  (based on Average Outstanding Balance)(3)....        (0.39%)          (0.37%)
---------------
(1) Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total principal balance by the number of months in the applicable period.
(2) Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3) Annualized.

Securitizations

    As a fundamental part of its business and financing strategy, the Company sells the majority of its loans through securitization and derives a substantial portion of its income therefrom. In a securitization, the Company sells a pool of loans it has originated or purchased to a special purpose real estate mortgage investment conduit ("REMIC") trust for a cash price. The trust, in turn, finances the pool of loans it has acquired by issuing "pass-through certificates," which represent undivided ownership interests in the trust. The holders of the pass-through certificates are entitled to receive monthly distributions of all principal received on the underlying mortgage loans and a specified amount of interest, determined at the time of the offering of the certificates.

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

    The Company has sold interest-only certificates created in securitizations for cash proceeds in each of its eight most recent quarterly securitization transactions and intends to continue to sell the interest-only certificate as long as the sale effectively maximizes cash flow and profitability.

Fair Value Adjustments

    As required by SFAS No. 134, at each reporting period the Company estimates the fair value of its interest-only and residual certificates and its capitalized mortgage servicing rights. The carrying amount of the interest-only and residual certificates is adjusted to their current fair value. For capitalized mortgage servicing rights, a valuation allowance is recorded if the fair value of such rights is less than the carrying amount.

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

    As a result, at June 30, 1998, the Company adjusted its prepayment assumptions, increasing the maximum prepayment rates for all loans, and changing the rate at which prepayments are assumed to increase from the initial rate to the maximum rate from a straight-line build-up to a "vector" curve. These revised prepayment assumptions were used to estimate the fair value of the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in securitizations completed prior to the second quarter of 1998. These revised prepayment assumptions were also used in initially valuing and recording the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in its securitizations completed subsequent to the first quarter of 1998.

    During the second quarter of 1998, the Company recorded a $15.5 million reduction in the carrying amount of its interest-only and residual certificates, and also recorded a $1.9 million reduction in the carrying amount of its capitalized mortgage servicing rights to reflect a provision for impairment (the "fair value adjustments"). Both impairment provisions resulted from reductions in the Company's estimates of the fair value of those assets. The reductions in the estimated fair value resulted from the aforementioned change in the prepayment assumptions used by the Company to estimate the future cash flows to be derived from the interest-only and residual certificates and the mortgage servicing rights.

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
--------------------------------------------------------------------------------

In addition, in the first quarter of 1999, the Company increased its loss reserve initially established for both fixed- and adjustable-rate loans sold to the securitizations trusts from 2.00% to approximately 2.20% of the issuance amount securitized. The Company made this change to better reflect what management believes its loss experience will be, as the Company experienced significantly slower prepayment rates in the first quarter of 1999 which, coupled with an anticipated flat to slightly moderate rise in home values as compared to the past few years, may have an adverse effect on the Company's non- performing loans. This change resulted in approximately a $3.8 million reduction in the Company's value of the residual and interest-only certificates. An annual discount rate of 12.0% was utilized in determining the present value of cash flows from residual certificates, using the "cash-out" method, which are the predominant form of retained interests at both March 31, 1999 and December 31, 1998.

    The Company uses the same prepayment assumptions in estimating the fair value of its mortgage servicing rights.

    To date, aggregate actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations.


Results of Operations
Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

General

    The Company's net income for the three months ended March 31, 1999 was $5.7 million, or $0.37 per share, compared to $8.3 million, or $0.54 per share, for the three months ended March 31, 1998. Comments regarding the components of net income are detailed in the following paragraphs.

Revenues

   Total revenues for the three months ended March 31, 1999 increased by $1.3 million, or 3%, to $42.5 million from $41.2 million for the comparable period in 1998. The increase in revenue was primarily attributable to an increase in origination fees and servicing fees, partially offset by a decrease in the net gain recognized on the sale of mortgage loans.

   The Company originated and purchased $404 million of mortgage loans for the three months ended March 31, 1999, representing a 4% increase from $387 million of mortgage loans originated and purchased for the three months ended March 31, 1998. The Company completed a $375 million securitization during the three months ended March 31, 1999 compared to a $400 million securitization in the corresponding period in 1998, representing a 6% decrease. Total loans serviced at March 31, 1999 increased 50% to $3.16 billion from $2.10 billion at March 31, 1998.

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

    Net gain on sale of mortgage loans for the three months ended March 31, 1999 decreased by $1.5 million, or 6%, to $25.1 million from $26.6 million for the comparable period in 1998. This decrease was primarily due to a 6% decrease in the amount of loans securitized in the first quarter of 1999 compared to the same period in 1998, coupled with the Company's change to a more conservative prepayment assumption used in initially valuing the residual certificates and capitalized mortgage servicing rights acquired subsequent to the first quarter of 1998 (see "-Fair Value Adjustments"). This was partially offset by the Company's de-emphasis of the correspondent loan production channel, thereby decreasing the amount of premiums paid to correspondents. The weighted average net gain on sale ratio was 6.7% for the three months ended March 31, 1999 compared to 6.6% for the comparable period in 1998.

   Interest Income. Interest income primarily represents the sum of (1) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect changes in the fair value of the interest-only and residual certificates, (2) interest earned on loans held for sale, and (3) interest earned on cash collection balances.

   Interest income for the three months ended March 31, 1999 decreased by $0.3 million, or 4%, to $6.4 million from $6.7 million in the comparable period in 1998. The decrease in interest income was primarily due to (1) the accounting of loans sold through a commercial paper conduit prior to securitization, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the commercial paper conduit and the commercial paper financing rate, plus administrative expenses, during the three months ended March 31, 1999, (2) a higher fair value adjustment, including a $3.8 million reduction in the Company's value of residual and interest-only certificates,related to an increase in its loan reserve and (3) a lower mortgage coupon rate of 10.2% from 10.4% reflecting the Company's shift to a higher credit quality borrower and a lower economic interest rate environment. This was partially offset by a $1.0 million increase in accrued bond interest during the first quarter of 1999 as compared to the first quarter of 1998, which represents the interest payments received by the Company from a pool of loans it sold into a securitization, upon the closing of a securitization.

   Servicing Fees. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to provide valuation allowances for the impairment in mortgage servicing rights and
(2) prepaid interest shortfalls.

   Servicing fees for the three months ended March 31, 1999 increased by $1.4 million, or 64%, to $3.6 million from $2.2 million in the comparable period in 1998. This increase was primarily due to an increase in the aggregate size of the Company's servicing portfolio. The average balance of the mortgage loans serviced increased 54% to $3.09 billion for the three months ended March 31, 1999 from $2.01 billion during the comparable period in 1998.

   Origination Fees. Origination fees represent fees earned on brokered and retail originated loans. Origination fees for the three months ended March 31, 1999 increased by $1.7 million, or 30%, to $7.4 million from $5.7 million in the comparable period in 1998. The increase is primarily the result of (1) a 40% increase in broker originated loans and (2) a 48% increase in retail originated loans.

Expenses

   Total expenses for three months ended March 31, 1999 increased by $5.0 million, or 18%, to $33.1 million from $28.1 million for the comparable period in 1998. The increase in expenses was primarily the result of an increase in general and administrative, and personnel, costs associated with the Company's expanded retail and broker divisions, partially offset by a decrease in interest expense.

   Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs for the three months ended March 31, 1999 increased by $2.4 million, or 18%, to $15.8 million from $13.4 million for the comparable period in 1998. This increase is primarily due to staff increases related to growth in the Company's loan originations and the costs associated with the Company's broker and Fidelity Mortgage retail division. As of March 31, 1999, the Company employed 1,237 full- and part-time employees, 427 of which are employees of Fidelity Mortgage, compared to 941 full- and part-time employees as of March 31, 1998.

   Interest Expense. Interest expense includes the borrowing costs to finance loan originations and purchases under the $150 million aggregate principal amount of 9.5% Senior Notes due 2004 issued in July 1997 (the "Senior Notes") and the Company's credit facilities.

   Interest expense for the three months ended March 31, 1999 decreased by $0.9 million, or 13%, to $6.2 million from $7.1 million for the comparable period in 1998. The decrease in interest expense was primarily due to (1) the accounting of loans sold through a commercial paper conduit prior to securitization, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the commercial paper conduit and the commercial paper financing rate, plus administrative expenses, during the three months ended March 31, 1999 and (2) a lower cost of funds on the Company's credit facilities which were tied to one-month London Inter-Bank Offering Rate ("LIBOR"). The one-month LIBOR index decreased to an average interest rate of 5.0% in the three months ended March 31, 1999, compared to an average interest rate of 5.6% for the comparable period in 1998.

   General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, license fees, legal and accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses for the three months ended March 31, 1999 increased $3.5 million, or 46%, to $11.1 million from $7.6 million for the comparable period in 1998. This increase was primarily attributable to (1) an increase in expenses associated with the Company's increase in retail and broker loan originations, (2) an increase in depreciation expense and management and consulting fees, reflecting the Company's ongoing investment in technology and
(3) an increase in legal-related costs and reserves. This increase was offset by the de-emphasis of correspondent purchases, resulting in a reduction in premiums paid, reflected in the gain on sale of mortgage loans.

   Income Taxes. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   The Company recorded a tax provision of $3.7 million and $4.9 million for the periods ended March 31, 1999 and 1998, respectively.


Financial Condition

March 31, 1999 compared to December 31, 1998

   Cash and interest-bearing deposits increased $7.5 million, or 15%, to $56.7 million at March 31, 1999, from $49.2 million at December 31, 1998. The increase was primarily the result of additional monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable increased $3.3 million, or 15%, to $25.9 million at March 31, 1999, from $22.6 million at December 31, 1998. The increase was attributable to an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations, related to a higher average servicing portfolio. The Company's servicing portfolio increased 7% to $3.16 billion as of March 31, 1999 from $2.95 billion as of December 31, 1998.

   Loans held for sale, net increased $1.1 million, or 1%, to $88.3 million at March 31, 1999, from $87.2 million at December 31, 1998. This increase was primarily due to the net difference between loan originations and loans securitized during the three months ended March 31, 1999.

   Accrued interest and late charges receivable increased $2.4 million, or 5%, to $49.3 million at March 31, 1999, from $46.9 million at December 31, 1998. This increase was primarily due to a larger loan servicing portfolio which resulted in increased reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights increased $2.5 million, or 7%, to $36.0 million at March 31, 1999, from $33.5 million at December 31, 1998. This increase was directly attributable to the Company's capitalizing the fair market value of the servicing assets, totaling $4.4 million, resulting from the Company's completion of a securitization during the first quarter of 1999, partially offset by the amortization of capitalized mortgage servicing rights.

   Interest-only and residual certificates increased $4.8 million, or 2%, to $208.6 million at March 31, 1999, from $203.8 million at December 31, 1998. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $15.1 million from the securitization in the first quarter of 1999, partially offset by normal amortization due to cash distributions and the fair value adjustment.

   Equipment, net, increased $1.7 million, or 10%, to $18.7 million at March 31, 1999, from $17.0 million at December 31, 1998. The increase was primarily due to capital expenditures related to new technology and expansion.

   Cash held for advance payments increased $0.8 million, or 8%, to $10.8 million at March 31, 1999, from $10.0 million at December 31, 1998. The increase was primarily due to a higher average loan servicing portfolio resulting in additional monies held in escrow trust accounts by the Company, acting as a servicer.

   Warehouse financing and other borrowings increased $10.2 million, or 13%, to $90.5 million at March 31, 1999, from $80.3 at December 31, 1998. This increase was primarily attributable to the operating cash deficit and to a lesser extent, the funding of the Company's investment in technology.

   The aggregate principal balance of the Senior Notes totaled $149.4 million at March 31, 1999 and December 31, 1998, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

   Accounts payable and accrued expenses decreased $1.6 million, or 8%, to $19.4 million at March 31, 1999, from $21.0 million at December 31, 1998. This decrease was primarily attributable to the payment of interest on Senior Notes, partially offset by the timing of various operating accruals.

   Investor payable increased $8.6 million, or 13%, to $72.4 million at March 31, 1999, from $63.8 million at December 31, 1998. This increase was primarily due to the 7% increase in the Company's portfolio of serviced loans to $3.16 billion at March 31, 1999 from $2.95 billion at December 31, 1998. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Advance payments by borrowers for taxes and insurance increased $1.2 million, or 13%, to $10.8 million at March 31, 1999, from $9.6 million at December 31, 1998. This increase is primarily due to a higher average loan servicing portfolio and the timing of payments collected and disbursed resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Stockholders' equity increased $5.7 million, or 4%, to $143.4 million at March 31, 1999, from $137.7 million at December 31, 1998. This increase is due to net income for the three month period ending March 31, 1999.

Liquidity and Capital Resources

   The Company has historically operated on a negative cash flow basis due primarily to increases in the volume of loan purchases and originations and the growth of its securitization program. In recent quarters, however, the Company has reduced its negative cash flow and achieved a positive cash flow from operations during the last two consecutive quarters. The Company's focus is to maintain a neutral cash flow position for the foreseeable future, as a result of aggregate annual cash inflows from the Company's retained interest-only and residual certificates, advantageous changes in the securitization structures the Company has used and a greater concentration on less cash-intensive broker and retail originations. Since the second quarter of 1997, the Company has sold the senior interest-only certificates in each of its securitizations and, in the Company's five most recent securitizations, it has successfully increased the amount of senior interest-only certificates offered to investors, compared to prior securitizations, which has also enhanced cash flow.

   For the three months ended March 31, 1999 and 1998, the Company had positive operating cash flows of $0.6 million and $11.3 million, respectively. The decline in positive cash flow was primarily due to a one-time tax refund during the first quarter of 1998, coupled with a tax payment during the first quarter of 1999.

   Currently, the Company's primary cash requirements include the funding of (1) mortgage originations and purchases pending their pooling and sale, (2) the points and expenses paid in connection with the acquisition of correspondent loans, (3) interest expense on its Senior Notes and warehouse and other financings, (4) fees, expenses, delinquency advances, servicing-related advances and tax payments incurred in connection with its securitization program, and (5) ongoing administrative and other operating expenses. The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans.

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

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company had three warehouse facilities as of March 31, 1999 for this purpose. One warehouse facility is a $200 million committed credit line with a variable rate of interest and a maturity date of March 2000. This facility's maturity date was extended from February 1999 to March 2000 during the three months ended March 31, 1999. The Company's second warehouse facility is a syndicated $150 million committed revolving line with a variable rate of interest and a maturity date of June 1999. The Company's third warehouse facility is a $200 million committed commercial paper conduit with a variable rate of interest and a maturity date of September 1999. Subsequent to March 31, 1999, the Company obtained two additional warehouse facilities, which include,
(1) a warehouse facility with a $200 million committed credit facility that has a variable rate of interest and a maturity date of April 2000, and (2) a warehouse facility with a $250 million committed credit facility that has a variable rate of interest and a maturity date of April 2000. The outstanding balances on the $200 million, $150 million, and $200 million facilities as of March 31, 1999 were $78.9 million, $0 million, and $0 million, respectively.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is
subject   to  the  Company's   continued   compliance  with  these  covenants.
Management believes that the Company is in compliance with all such covenants under these agreements as of March 31, 1999.

   The Company purchased a total of 116,800 shares of its common stock during the year ended December 31, 1998, under the Company's stock repurchase program, at a total cost of $1.3 million. All of the repurchased shares were purchased in open market transactions at then prevailing market prices. During the first quarter of 1999, no additional shares were repurchased.

Interest Rate Risk

    Among the Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities, commercial paper rates and LIBOR. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the Company's loan servicing portfolio. To the extent servicing rights and interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely impacting earnings. As previously discussed, the fair value adjustments that the Company recorded in the second quarter of 1998 were primarily attributable to the Company's change in prepayment assumptions to reflect higher than originally anticipated rates of prepayments (see "--Fair Value Adjustments"). In an effort to mitigate the effect of interest rate risk, the Company has reviewed its various mortgage products and has identified and modified those that have proven historically more susceptible to prepayments. However, there can be no assurance that such modifications to its product line will effectively mitigate interest rate risk in the future.

   Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities, although the Company undertakes to hedge its exposure to this risk by using treasury rate lock contracts. (See "--Hedging").


Hedging

   The Company originates and purchases mortgage loans and then sells them primarily through securitizations. At the time of securitization and delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread," between the interest rate on the loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by securitization trusts, which historically was generally related to the interest rate on treasury securities with maturities corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread narrows, resulting in a loss in value of the loans. The Company has implemented a strategy to protect against such losses and to reduce interest rate risk on loans originated and purchased that have not yet been securitized through the use of treasury rate lock contracts with various durations (which are similar to selling a combination of United States Treasury securities), which equate to a similar duration of the underlying loans. The nature and quantity of hedging transactions are determined by the Company based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into treasury rate lock contracts through one of its warehouse lenders and/or one of the investment bankers, which underwrite the Company's securitizations. These contracts are designated as hedges in the Company's records and are closed out when the associated loans are sold through securitization.

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

   Up to and including the second quarter of 1998, the Company believed that its hedging strategy of using treasury rate lock contracts was the most effective way to manage its interest rate risk on loans prior to securitization. However, in the third quarter of 1998, asset-backed investors, responding to lower treasury yields and global financial market volatility, demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities. As a result, Delta's $8.8 million hedge loss in that quarter, resulting from lower interest rates, was not offset by a higher gain on sale as the Company has historically seen.

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

   The Company believes that its current hedging strategy of using treasury rate lock contracts is the most effective way to manage its interest rate risk on loans prior to securitization, however, it will continue to review its hedging strategy on an ongoing basis in order to best mitigate risk pending securitization. The Company had no hedge outstanding as of March 31,

1999, since the Company's securitization closed on March 30, 1999.

Inflation

   Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk.")

Risk Factors

   Except for historical information contained herein, certain matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

   * The Company's ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for sale.

   * The Company's ability or inability to continue its practice of securitization of mortgage loans held for sale, as well as its ability to utilize optimal securitization structures at favorable terms to the Company.

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

   * Year 2000 Compliance and Technology Enhancements. The Company is utilizing both internal and external resources to identify, correct, reprogram or replace, and test its systems for year 2000 compliance. Although to date, the Company has been completing its Year 2000 compliance efforts on time, there can be no assurance that the Company will not experience unexpected delay. There can also be no assurance that the systems of other companies on which the Company's systems rely will be timely reprogrammed for year 2000 compliance.


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

   To date, the Company believes its internal control systems are Year 2000 compliant and vendors and liquidity providers have been contacted regarding their readiness. Results of system tests conducted by the Company and other service providers will continue to be carefully monitored to ensure that all issues have been identified and addressed.

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

Quantitative and Qualitative Disclosures About Market Risk

   The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates between the time the Company originates or purchases mortgage loans and the time the Company sells such mortgage loans at securitization can affect the value of the Company's mortgage loans held for sale and, consequently, the Company's net gain on sale revenue by affecting the "excess spread" between the interest rate on the mortgage loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by the securitization trusts. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread generally narrows, resulting in a loss in value of the loans and a lower net gain on sale.

   A hypothetical 10 basis point increase in interest rates, which historically has resulted in approximately a 10 basis point decrease in the excess spread, would be expected to reduce the Company's net gain on sale by approximately 25 basis points. Many factors, however, can affect the sensitivity analysis described above including, without limitation, the structure and credit enhancement used in a particular securitization, the Company's prepayment, loss and discount rate assumptions, and the spread over treasuries demanded by asset-backed investors who purchase the Companies asset-backed securities.

   To reduce its financial exposure to changes in interest rates, the Company generally hedges its mortgage loans held for sale by entering into treasury rate lock contracts (see "-Hedging"). The Company's hedging strategy has largely been an effective tool to manage the Company's interest rate risk on loans prior to securitization, by providing the Company with a cash gain (or loss) to largely offset the reduced (increased) excess spread (and resultant lower (or higher) net gain on sale) from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale. This was the case in the third quarter of 1998, when asset-backed investors, responding to lower treasury yields and global financial market volatility, demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities. As a result, Delta's $8.8 million hedge loss in that quarter, resulting from lower interest rates, was not offset by a higher gain on sale as the Company has historically seen.

   Changes in interest rates could also adversely affect the Company's ability to purchase and originate loans and/or could affect the level of loan prepayments thereby impacting the size of the Company's loan servicing portfolio and the value of the Company's interest only and residual certificates and capitalized mortgage servicing rights. (See "-Interest Rate Risk").

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

   1. Several class-action lawsuits have been filed against a number of consumer finance companies alleging that the compensation of mortgage brokers through the payment of yield spread premiums violates various federal and state consumer protection laws. The Company has been named in two such lawsuits:

      a. In or about February 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Northern District of Mississippi - Greenville Division, alleging that the Company's compensation or mortgage brokers by means of yield spread premiums violates the Real Estate Settlement Procedures Act ("RESPA"). The complaint seeks (i) certification of a class of plaintiffs, and
         (ii) unspecified compensatory damages (including attorney's fees). On March 31, 1998, the Company filed an answer to the complaint. On December 1, 1998, the District Court judge denied plaintiff's motion for class certification. Plaintiff petitioned the Fifth Circuit to accept its interlocutory appeal and, after the Company submitted opposition papers, Plaintiff withdrew such petition. In May 1999, the Company agreed to an individual settlement with plaintiff, and the lawsuit has been dismissed with prejudice.

      b. In or about October 1998, the Company was served with a lawsuit filed in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the Company's compensation of mortgage brokers by means of yield spread premiums violates RESPA. The complaint seeks (i) certification of a class of plaintiffs, and (ii) unspecified compensatory and treble damages (including attorney's fees). In November 1998, the Company filed an answer to the complaint and Plaintiff filed a motion seeking class certification. In March 1999, the Company submitted its opposition to the motion for class certification. The District Court has not yet decided the action.


   2. In or about November 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that the Company had violated the Home Equity and Ownership Protection Act, the Truth in Lending Act and New York State

General Business Law ss. 349. The complaint seeks (a) certification of a class of plaintiffs, (b)declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, Plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, Plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, Plaintiff moved to intervene on behalf of 3 of the 11 borrowers and sought the injunctive relief on their behalf. The Company opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction enjoining the Company from proceeding with the foreclosure sales of the three intervenors' properties. The Company has filed a motion for reconsideration of the December 23, 1998 order. In January 1999, the Company filed an answer to the amended complaint.

   3. In or about January 1999, the Company received notice that it had been named in a lawsuit filed in the Court of Common Pleas in Cuyahoga County, Ohio, alleging that Delta had violated Ohio state law and breached its contract with Plaintiff by assessing a prepayment penalty and certain other miscellaneous fees when Plaintiff paid off his loan. The complaint seeks certification of two classes of plaintiffs. In March 1999, the Company filed an answer to the complaint.

   4. In or about March 1999, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (i) certification of a class of plaintiffs, (ii) an accounting, and (iii) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (a) unjust enrichment, (b) fraud, and (c) deceptive trade practices. In April 1999, the Company filed an answer to the complaint.

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

                           27.1 Financial Data Schedule - Three Months Ended March 31, 1999


(b)  Reports on Form 8-K:   None.

                                    SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DELTA FINANCIAL CORPORATION
                                                  (Registrant)

Date:  May 14, 1999                       By:/s/ HUGH MILLER
                                             -----------------------------------
                                             Hugh Miller
                                             President & Chief Executive Officer


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

27.1        Financial Data Schedule - Three Months Ended March 31, 1999