Form 10-Q
period 1999-06-30
DELTA FINANCIAL CORP
filed 1999-08-17
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

      As of June 30, 1999, 15,358,749 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                       Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 1999 and
         December  31, 1998................................................  2

         Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and June 30, 1998..................  3

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and June 30, 1998...................................  4

         Notes to Consolidated Financial Statements........................  5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  7


Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 25



PART II- OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 27

Item 2.  Changes in Securities and Use of Proceeds......................... 28

Item 3.  Defaults Upon Senior Securities................................... 28

Item 4.  Submission of Matters to a Vote of Security Holders............... 29

Item 5.  Other Information................................................. 29

Item 6.  Exhibits and Current Reports on Form 8-K.......................... 29

Signatures................................................................. 30

Item 1. Financial Statements (unaudited)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      JUNE 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)           1999           1998
                                                    ------------    ------------
ASSETS
Cash and interest-bearing deposits                   $   61,713          49,152
Accounts receivable                                      27,276          22,549
Loans held for sale, net                                 85,404          87,170
Accrued interest and late charges receivable             54,323          46,897
Capitalized mortgage servicing rights                    38,552          33,490
Interest-only and residual certificates                 216,253         203,803
Equipment, net                                           19,759          16,962
Cash held for advance payments                           12,173          10,031
Prepaid and other assets                                  5,180           5,839
Goodwill                                                  5,422           6,014
                                                    ------------    ------------
   Total assets                                      $  526,055         481,907
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Bank payable                                          $   1,373           1,396
Warehouse financing and other borrowings                 92,292          80,273
Senior Notes                                            149,429         149,387
Accounts payable and accrued expenses                    30,576          20,966
Investor payable                                         76,828          63,790
Advance payment by borrowers for taxes and insurance     11,808           9,559
Deferred tax liability                                   18,102          18,848
                                                    ------------    ------------
   Total liabilities                                    380,408         344,219
                                                    ------------    ------------

STOCKHOLDERS' EQUITY

Common stock, $.01 par value. Authorized
 49,000,000 shares; 15,475,549 shares issued
 and 15,358,749 shares outstanding at
 June 30, 1999 and December 31, 1998                        155             155
Additional paid-in capital                               94,700          94,700
Retained earnings                                        52,110          44,151
Treasury stock, at cost (116,800 shares at
 June 30, 1999 and December 31, 1998, respectively)      (1,318)         (1,318)
                                                   -------------    ------------
   Total stockholders' equity                           145,647         137,688
                                                   -------------    ------------
     Total liabilities and stockholders' equity       $ 526,055         481,907
                                                   =============    ============

          See accompanying notes to consolidated financial statements.

                                       2

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           1999           1998               1999           1998
                                                     ----------     ----------         ----------     ----------
REVENUES

   Net gain on sale of mortgage loans                $  22,901      $  24,493          $  48,004      $  51,072
   Interest                                              9,680        (10,393)            16,113         (3,728)
   Servicing fees                                        3,743            673              7,356          2,834
   Origination fees                                      8,125          5,909             15,489         11,658
                                                     ----------     ----------         ----------     ----------
       Total revenues                                   44,449         20,682          $  86,962         61,836
                                                     ----------     ----------         ----------     ----------
EXPENSES

   Payroll and related costs                            17,744         13,148             33,586         26,502
   Interest expense                                      6,077          7,626             12,249         14,692
   General and administrative (1)                       16,937          7,944             27,994         15,577
                                                     ----------     ----------         ----------     ----------
       Total expenses                                   40,758         28,718             73,829         56,771
                                                     ----------     ----------         ----------     ----------

Income (loss) before income
    tax expense (benefit)                                3,691         (8,036)            13,133          5,065
Provision for income taxes                               1,476         (3,134)             5,174          1,716
                                                     ----------     ----------         ----------     ----------
Net income (loss)                                    $   2,215      $  (4,902)         $   7,959      $   3,349
                                                     ==========     ==========         ==========     ==========
PER SHARE DATA
     Net income (loss) per common
       share - basic and diluted                     $    0.14      $   (0.32)         $    0.52      $    0.22
                                                     ==========     ==========         ==========     ==========
     Weighted-average number
       of shares outstanding                        15,358,749     15,376,416         15,358,749     15,374,535
                                                   ============   ============       ============   ============

-----------------

(1) The three- and six-month periods ended June 30, 1999 include a $6.0 million pre-tax charge for a settlement in principle with the Office of the Attorney General for the State of New York. On August 16, 1999, the Company entered into an agreement in principle with the New York State Banking Department, New York Office of the Attorney General and the Department of Justice, which $12 million global settlement shall be entered into in lieu of the prior agreement. See "Legal Proceedings" herein for a more detailed discussion of the proposed settlement.

            See accompanying notes to consolidated financial statements.


                                       3

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
(DOLLARS IN THOUSANDS)                                                          1999          1998
                                                                             ---------     ---------
Cash flows from operating activities:
    Net income                                                               $  7,959         3,349
    Adjustments to reconcile net income to net cash used in
      operating activities:
       Provision for loan and recourse losses                                      50            50
       Depreciation and amortization                                            2,742         1,953
       Deferred tax benefit                                                      (746)       (1,060)
       Capitalized mortgage servicing rights, net of amortization              (5,062)       (4,025)
       Deferred origination costs                                                 232           896
       Interest-only and residual certificates received in
          Securitization transactions, net                                    (12,450)      (16,129)
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                           (4,727)        5,542
          Decrease (increase) in loans held for sale, net                       1,519        (3,544)
          Increase in accrued interest and late charges receivable             (7,426)       (8,248)
          Increase in cash held for advance payments                           (2,142)       (2,210)
          Decrease (increase) in prepaid and other assets                         659          (248)
          Increase in accounts payable and accrued expenses                     9,575            62
          Increase in investor payable                                         13,038        10,576
          Increase in advance payments by borrowers for taxes and insurance     2,249         2,184
                                                                             ---------     ---------
              Net cash provided by (used in) operating activities               5,470       (10,852)
                                                                             ---------     ---------
Cash flows from investing activities:
    Purchase of equipment                                                      (4,905)       (4,584)
                                                                             ---------     ---------
              Net cash used in investing activities                            (4,905)       (4,584)
                                                                             ---------     ---------
Cash flows from financing activities:

    Proceeds from warehouse financing and other borrowings, net                12,019        22,030
    Decrease in bank payable, net                                                 (23)       (1,358)
    Purchase of treasury stock                                                    ---          (269)
    Proceeds from exercise of stock options                                       ---            25
                                                                             ---------     ---------
              Net cash provided by financing activities                        11,996        20,428
                                                                             ---------     ---------
              Net increase in cash and interest-bearing deposits               12,561         4,992

Cash and interest-bearing deposits at beginning of period                      49,152        32,858
                                                                             ---------     ---------
Cash and interest-bearing deposits at end of period                          $ 61,713        37,850
                                                                             =========     =========
Supplemental Information:
Cash paid during the period for:
Interest                                                                     $ 11,717        14,513
                                                                             =========     =========
Income taxes                                                                 $  5,921         2,799
                                                                             =========     =========
          See accompanying notes to consolidated financial statements.

                                       4

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

(2)    BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that will be expected for the entire year.

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

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,

                                       ------------------------   ------------------------
(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)      1999         1998          1999         1998
------------------------------------------------------------------------------------------
Net income                                 $2,215      $(4,902)       $7,959       $3,349
Weighted-average shares - basic        15,358,749   15,376,416    15,358,749   15,374,535
Basic EPS                                   $0.14       $(0.32)        $0.52        $0.22
Weighted-average shares - basic        15,358,749   15,376,416    15,358,749   15,374,535
Incremental shares-options                 36,942      143,616        24,619       51,656

------------------------------------------------------------------------------------------
Weighted-average shares - diluted      15,395,691   15,520,032    15,383,368   15,426,191
Diluted EPS                                 $0.14       $(0.32)        $0.52        $0.22

(4) STOCK REPURCHASE PLAN

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

   During the six months ended June 30, 1999, the Company did not repurchase any shares of its common stock under its stock repurchase plan. At June 30, 1999, the total number of treasury shares held by the Company equaled 116,800. Given the sector-wide focus on liquidity and conserving capital, the Board of Directors decided in November 1998 to suspend repurchases under the program and no subsequent decision has been made to recommence repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  For the  three  months  ended  June 30,  1999,  the  Company  originated  and purchased $414 million of loans, a decrease of 8% from $450 million of loans originated and purchased in the comparable period in 1998. Of these amounts, approximately $257 million were originated through its network of brokers, $65 million were purchased from its network of correspondents and $92 million were originated through its retail network for the three months ended June 30, 1999 compared to $199 million, $199 million and $52 million, respectively, for the same period in 1998. The decrease in year-over-year loan originations is the result of a decline in correspondent purchases as the Company has strategically shifted its loan production mix to a greater percentage of broker and retail originations. This production shift reflects the Company's strategy to focus on its broker and retail channels, which are less cash intensive than correspondent loan purchases. As a result of this change in strategy, coupled with the timing of the cash flows received from the Company's retained interest-only and residual certificates and the sale of its interest-only strips, the Company has been able to achieve positive operating cash flows for the past three quarters.

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

                                                      THREE MONTHS ENDED
                                                --------------------------------
(DOLLARS IN THOUSANDS)                             JUNE 30,          MARCH 31,
                                                     1999              1999
                                                --------------    --------------
Total Outstanding Principal Balance
  (at period end).............................. $  3,358,818      $  3,156,232
Average Outstanding(1).........................    3,288,247         3,085,118
DELINQUENCY (at period end) 30-59 Days:
  Principal Balance............................ $    155,321      $    136,549
  Percent of Delinquency(2)....................         4.62%             4.33%
60-89 Days:
  Principal Balance............................ $     58,528      $     54,511
  Percent of Delinquency(2)....................         1.74%             1.73%
90 Days or More:
  Principal Balance............................ $     51,654$           52,757
  Percent of Delinquency(2)....................         1.54%             1.67%
Total Delinquencies:
  Principal Balance............................ $    265,503      $    243,817
  Percent of Delinquency(2)....................         7.90%             7.72%
FORECLOSURES
  Principal Balance............................ $    161,073      $    154,629
  Percent of Foreclosures by Dollar(2).........         4.80%             4.90%
REO (at period end)............................ $     27,907      $     21,868
   Percent of REO..............................         0.83%             0.69%
Net Losses on Liquidated Loans................. $     (3,255)     $     (3,038)
Percentage of Net Losses on Liquidated Loans
  (based on Average Outstanding Balance)(3)....        (0.40%)           (0.39%)
---------------
(1)Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total principal balance by the number of months in the applicable period.
(2)Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3) Annualized.

   On June 23, 1999, the Company announced a settlement in principle with the office of the Attorney General for the State of New York ("NYOAG"). The NYOAG took issue with Delta's lending practices, specifically which loans should and should not be made. The Banking Department of the State of New York ("NY Banking Department") and the U.S. Department of Justice (the "DOJ") had raised similar concerns relating to Delta's lending practices. On August 16, 1999, the Company entered into an agreement in principle with the NY Banking Department, NYOAG and the DOJ with respect to their concerns.

   As part of the global settlement (in lieu of the previously announced six million settlement with the NYOAG), the Company will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NY Banking Department, NYOAG and the DOJ; and the creation of a reversionary fund (the "fund"), administered by a trustee named by the NYOAG, NY Banking Department and/or the DOJ, financed by the grant by Delta of 525,000 shares of Delta's common stock, valued at $9.10 per share. All proceeds raised through the funds shall be used to pay for a variety of educational and counseling programs, approved by the NY Banking Department, NYOAG and the DOJ.

     The Company previously recorded a charge of $6 million for its original settlement in principle with the NYOAG. This expense was included in General & Administrative expenses in the Company's Statement of Operations for the three and six months ended June 30, 1999.

FAIR VALUE ADJUSTMENTS

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilites", upon the sale or securitization of a loan, a gain on sale and a corresponding asset is recognized for any interest-only and residual certificates and capitalized mortgage servicing rights. The carrying amount of the interest-only and residual certificates is classifed as a trading security and, as such, they are recorded at their fair value. The Company implemented SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortage Loans Held for Sale by a Mortgage Banking Enterprise" in the first quarter of 1999. The implementation of SFAS 134 did not have a material impact on the Company's financial condition or results of operations. For capitalized mortgage servicing rights, a valuation allowance is recorded if the fair value of such rights is less than the carrying amount.

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

   The Company assumes prepayment rates and defaults based upon the seasoning of its existing securitization loan portfolio. The following table compares the prepayment assumptions used subsequent to the first quarter of 1998 (the "new" assumptions) with those used at December 31, 1997 and through the first quarter of 1998 ( the "old" assumptions):

--------------------------------------------------------------------------------
    LOAN TYPE                 CURVE           MONTH 1 SPEED         PEAK SPEED
                           DESCRIPTION
--------------------------------------------------------------------------------
                            NEW    OLD        NEW       OLD        NEW      OLD
--------------------------------------------------------------------------------
Loans Fixed Rate         Vector    Ramp       4.8%     4.8%        31%      24%
Six-Month LIBOR ARMs     Vector    Ramp       10.0%    5.6%        50%      28%
Hybrid ARMs              Vector    Ramp       6.0%     5.6%        50%      28%
--------------------------------------------------------------------------------

   In addition, in the first quarter of 1999, the Company increased its loss reserve initially established for both fixed- and adjustable-rate loans sold to the securitizations trusts from 2.00% to approximately 2.20% of the issuance amount securitized. The Company made this change to better reflect what management believes its loss experience will be, as the Company experienced significantly slower prepayment rates in the first quarter of 1999 which, coupled with an anticipated flat to slightly moderate rise in home values as compared to the past few years, may have an adverse effect on the Company's non-performing loans. This change resulted in approximately a $3.8 million reduction in the Company's value of the residual and interest-only certificates. An annual discount rate of 12.0% was utilized in determining the present value of cash flows from residual certificates, using the "cash-out" method, which are the predominant form of retained interests at both June 30, 1999 and December 31, 1998.

   The Company uses the same prepayment assumptions in estimating the fair value of its mortgage servicing rights.

   To date, aggregate actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999  COMPARED TO  THE THREE  MONTHS ENDED JUNE 30,
 1998

GENERAL

     The Company's net income for the three months ended June 30, 1999 was $2.2 million, or $0.14 per share, compared to a net loss of $4.9 million, or ($0.32) per share, for the three months ended June 30, 1998. Excluding a one-time charge relating to the Company's original settlement in principle with the NYOAG (which settlement has been replaced by the Company's global settlement with the NYOAG, NY Banking Department, and the DOJ), the Company's net income for the three months ended June 30, 1999 would have been $5.8 million, or $0.38 per share. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues for the three months ended June 30, 1999 increased by $23.7 million, or 114%, to $44.4 million from $20.7 million for the comparable period in 1998. The increase in revenue was primarily attributable to fair value adjustments the Company made to its interest-only and residual certificates and capitalized mortgage servicing rights in the second quarter of 1998 (See "-Fair Value Adjustments"), an increase in servicing fees and origination fees, and was partially offset by a decrease in the net gain recognized on the sale of mortgage loans.

   The Company originated and purchased $414 million of mortgage loans for the three months ended June 30, 1999, representing 8% decrease from the $450 million of mortgage loans originated and purchased for the three months ended June 30, 1998. The Company completed a $420 million securitization during the three months ended June 30, 1999 compared to a $445 million securitization in the corresponding period in 1998, representing a 6% decrease. Total loans serviced at June 30, 1999 increased 41% to $3.36 billion from $2.39 billion at June 30, 1998.

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

   Net gain on sale of mortgage loans for the three months ended June 30, 1999 decreased by $1.6 million, or 7%, to $22.9 million from $24.5 million for the comparable period in 1998. This decrease was primarily due to a 6% decrease in the amount of loans securitized and wider spreads to U.S. treasuries demanded by asset-backed investors who purchased the pass-through certificates issued by the securitization trust in the second quarter of 1999 compared to the second quarter of 1998. This was partially offset by both a decrease in the amount of loans purchased through the correspondent channel and a decrease in the average premium paid to correspondents (i.e., costs in acquiring these loans), resulting in aggregate reduction in the amount of premiums paid to correspondents. The weighted average net gain on sale ratio was 5.5% for the three months ended June 30, 1999 and 1998.

   INTEREST INCOME. Interest income primarily represents the sum of (1) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect changes in the fair value of the interest-only and residual certificates, (2) interest earned on loans held for sale, and (3) interest earned on cash collection balances.

   Interest income for the three months ended June 30, 1999 increased by $20.1 million to $9.7 million from ($10.4) million in the comparable period in 1998. The increase in interest income was primarily due to fair value adjustments made in 1998 to the Company's interest-only and residual certificates, including a $15.5 million reduction in the second quarter of 1998 related to the change in prepayment assumptions (see "-Fair Value Adjustments"). This was partially offset by the accounting for loans sold by the Company through a commercial paper conduit prior to their securitization. For such conduit-related sales, the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the commercial paper conduit and the commercial paper financing rate, plus administrative expenses, during the three months ended June 30, 1999. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to provide valuation allowances for the impairment in mortgage servicing rights and
(2) prepaid interest shortfalls.

   Servicing fees for the three months ended June 30, 1999 increased by $3.0 million, or 429%, to $3.7 million from $0.7 million in the comparable period in 1998. This increase was primarily due to (1) the recording of a $1.9 million impairment provision for the Company's mortgage servicing rights during the second quarter of 1998 (See "-Fair Value Adjustments") and (2) an increase in the aggregate size of the Company's servicing portfolio. The average balance of the mortgage loans serviced increased 44% to $3.29 billion for the three months ended June 30, 1999 from $2.29 billion during the comparable period in 1998.

   ORIGINATION FEES. Origination fees represent fees earned on retail and brokered originated loans. Origination fees for the three months ended June 30, 1999 increased by $2.2 million, or 37%, to $8.1 million from $5.9 million in the comparable period in 1998. The increase is primarily the result of (1) a 77% increase in retail originated loans and (2) a 29% increase in broker originated loans.

EXPENSES

     Total expenses for three months ended June 30, 1999 increased by $12.1 million, or 42%, to $40.8 million from $28.7 million for the comparable period in 1998. The increase in expenses was the result of an increase in general and administrative primarily related to the Company's origainal settlement in principle with the NYOAG (which settlement has been replaced by the Company's global settlement with the NYOAG, the NY Banking Department and the DOJ), and personnel costs associated with the Company's expanded retail and broker divisions, partially offset by a decrease in interest expense.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs for the three months ended June 30, 1999 increased by $4.6 million, or 35%, to $17.7 million from $13.1 million for the comparable period in 1998. This increase is primarily due to staff increases related to growth in the Company's loan originations and the costs associated with the Company's broker and retail divisions. As of June 30, 1999, the Company employed 1,278 full- and part-time employees, 444 of which are employees of Fidelity Mortgage, compared to 980 full- and part-time employees as of June 30, 1998.

   INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases under the $150 million aggregate principal amount of 9.5% Senior Notes due 2004 issued in July 1997 (the "Senior Notes") and the Company's credit facilities.

   Interest expense for the three months ended June 30, 1999 decreased by $1.5 million, or 20%, to $6.1 million from $7.6 million for the comparable period in 1998. The decrease in interest expense was primarily due to the accounting for loans sold through a commercial paper conduit prior to their securitization, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the commercial paper conduit and the commercial paper financing rate, plus administrative expenses, during the three months ended June 30, 1999. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. In addition, there was a decrease in the cost of funds on the Company's credit facilities which were tied to one-month London Inter-Bank Offering Rate ("LIBOR"). The one-month LIBOR index decreased to an average interest rate of 5.0% in the three months ended June 30, 1999, compared to an average interest rate of 5.7% for the comparable period in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, license fees, legal and accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

     General and administrative expenses for the three months ended June 30, 1999 increased $9.0 million, or 114%, to $16.9 million from $7.9 million for the comparable period in 1998. This increase was primarily attributable to (1) the Company's original settlement with the NYOAG (which settlement has been replaced by the Company's global settlement with the NYOAG, the NY Banking Department and the DOJ), (2) an increase in expenses associated with the Company's increase in retail and broker loan originations (which was offset by the de-emphasis of correspondent purchases, resulting in a reduction in premiums paid, reflected in the gain on sale of mortgage loans) and (3) an increase in depreciation expense and management and consulting fees, reflecting the Company's ongoing investment in technology.

   INCOME TAXES. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   The Company recorded a tax provision of $1.5 million and a tax benefit of $3.1 million for the three month periods ended June 30, 1999 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

GENERAL

    The Company's net income for the six months ended June 30, 1999 was $8.0 million, or $0.52 per share, compared to $3.3 million, or $0.22 per share, for the six months ended June 30, 1998. Excluding a one-time charge relating to the Company's original settlement in principle with the NYOAG (which settlement has been replaced by the Company's global settlement with regulators), the Company's net income for the six months ended June 30, 1999 would have been $11.6 million, or $0.76 per share. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues for the six months ended June 30, 1999 increased by $25.2 million, or 41%, to $87.0 million from $61.8 million for the comparable period in 1998. The increase in revenue was primarily attributable to fair value adjustments the Company made to its interest-only and residual certificates and capitalized mortgage servicing rights in the second quarter of 1998 (See "-Fair Value Adjustments"), an increase in servicing fees and origination fees, and was partially offset by a decrease in the net gain recognized on the sale of mortgage loans.

   The Company originated and purchased $819 million of mortgage loans for the six months ended June 30, 1999, which represented a decrease of 2% from the $836 million of mortgage loans originated and purchased for the six months ended June 30, 1998. The Company completed two securitizations totaling $795 million during the six months ended June 30, 1999 compared to two securitizations totaling $845 million in the corresponding period in 1998, representing a 6% decrease. Total loans serviced at June 30, 1999 increased 41% to $3.36 billion from $2.39 billion at June 30, 1998.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans for the six months ended June 30, 1999 decreased by $3.1 million, or 6%, to $48.0 million from $51.1 million for the comparable period in 1998. This decrease was primarily due to a 6% decrease in the amount of loans securitized and wider spreads demanded by asset-backed investors who purchase the pass-through certificates issued by securitization trusts during the six months ended June 30, 1999 compared to the same period in 1998. This was partially offset by both a decrease in the amount of loans purchased through the correspondent channel and the reduced costs in acquiring these loans, resulting in aggregate reduction in the amount of premiums paid to correspondents. The weighted average net gain on sale ratio was 6.0% for the six months ended June 30, 1999 and 1998.

   INTEREST INCOME. Interest income for the six months ended June 30, 1999 increased by $19.8 million to $16.1 million from ($3.7) million in the comparable period in 1998. The increase in interest income was primarily due to fair value adjustments made in 1998 to the Company's interest-only and residual certificates, including a $15.5 million reduction in the second quarter of 1998 related to the change in prepayment assumptions (see "-Fair Value Adjustments"). This was partially offset by the accounting for loans sold by the Company through a commercial paper conduit prior to their securitization. For such conduit-related sales, the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the commercial paper conduit and the commercial paper financing rate, plus administrative expenses, during the six months ended June 30, 1999. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense.

   SERVICING FEES. Servicing fees for the six months ended June 30, 1999 increased by $4.6 million, or 164%, to $7.4 million from $2.8 million in the comparable period in 1998. This increase was primarily due to (1) the recording of a $1.9 million impairment provision for the Company's mortgage servicing rights during the second quarter of 1998 (See "-Fair Value Adjustments") and (2) an increase in the aggregate size of the Company's servicing portfolio. The average balance of the mortgage loans serviced increased 48% to $3.19 billion for the six months ended June 30, 1999 from $2.15 billion during the comparable period in 1998.

   ORIGINATION FEES. Origination fees for the six months ended June 30, 1999 increased by $3.8 million, or 32%, to $15.5 million from $11.7 million in the comparable period in 1998. The increase is primarily the result of (1) a 63% increase in retail originated loans and (2) a 35% increase in broker originated loans.

EXPENSES

     Total expenses for six months ended June 30, 1999 increased by $17.0 million, or 30%, to $73.8 million from $56.8 million for the comparable period in 1998. The increase in expenses was the result of an increase in general and administrative primarily related to the Company's original settlement in principle with the NYOAG (which settlement has been replaced by the Company's global settlement with the NYOAG, the NY Banking Department and the DOJ), and personnel costs associated with the Company's expanded retail and broker divisions, partially offset by a decrease in interest expense.

   PAYROLL AND RELATED COSTS. Payroll and related costs for the six months ended June 30, 1999 increased by $7.1 million, or 27%, to $33.6 million from $26.5 million for the comparable period in 1998. This increase is primarily due to staff increases related to growth in the Company's loan originations and the costs associated with the Company's broker and Fidelity Mortgage retail division. As of June 30, 1999, the Company employed 1,278 full- and part-time employees, 444 of which are employees of Fidelity Mortgage, compared to 980 full- and part-time employees as of June 30, 1998.

   INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 decreased by $2.5 million, or 17%, to $12.2 million from $14.7 million for the comparable period in 1998. The decrease in interest expense was primarily due to the accounting for loans sold through a commercial paper conduit prior to their securitization, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the commercial paper conduit and the commercial paper financing rate, plus administrative expenses, during the six months ended June 30, 1999. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. In addition, there was a decrease in the cost of funds on the Company's credit facilities which were tied to one-month LIBOR. The one-month LIBOR index decreased to an average interest rate of 5.0% in the six months ended June 30, 1999, compared to an average interest rate of 5.7% for the comparable period in 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1999 increased $12.4 million, or 79%, to $28.0 million from $15.6 million for the comparable period in 1998. This increase was primarily attributable to (1) the Company's original settlement with the NYOAG (which settlement has been replaced by the Company's global settlement with the NYOAG, the NY Banking Department and the DOJ), (2) an increase in expenses associated with the Company's increase in retail and broker loan originations (which was offset by the de-emphasis of correspondent purchases, resulting in a reduction in premiums paid, reflected in the gain on sale of mortgage loans) and
(3) an increase in depreciation expense and management and consulting fees, reflecting the Company's ongoing investment in technology.

   INCOME TAXES. The Company recorded a tax provision of $5.2 million and $1.7 million for the periods ended June 30, 1999 and 1998, respectively.

FINANCIAL CONDITION

JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998

   Cash and interest-bearing deposits increased $12.5 million, or 25%, to $61.7 million at June 30, 1999, from $49.2 million at December 31, 1998. The increase was the result of additional monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program and the cash received by the Company from generating positive cash flow from operations.

   Accounts receivable increased $4.7 million, or 21%, to $27.3 million at June 30, 1999, from $22.6 million at December 31, 1998. The increase was attributable to an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations, related to a higher average servicing portfolio. The Company's servicing portfolio increased 14% to $3.36 billion as of June 30, 1999 from $2.95 billion as of December 31, 1998.

   Loans held for sale, net decreased $1.8 million, or 2%, to $85.4 million at June 30, 1999, from $87.2 million at December 31, 1998. This increase was primarily due to the net difference between loan originations and loans securitized during the six months ended June 30, 1999.

   Accrued interest and late charges receivable increased $7.4 million, or 16%, to $54.3 million at June 30, 1999, from $46.9 million at December 31, 1998. This increase was primarily due to a larger loan servicing portfolio which resulted in increased reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights increased $5.1 million, or 15%, to $38.6 million at June 30, 1999, from $33.5 million at December 31, 1998. This increase was directly attributable to the Company's capitalizing the fair market value of the servicing assets, totaling $9.2 million, resulting from the Company's completion of two securitizations during the six months ended June 30, 1999, partially offset by the amortization of capitalized mortgage servicing rights.

   Interest-only and residual certificates increased $12.5 million, or 6%, to $216.3 million at June 30, 1999, from $203.8 million at December 31, 1998. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $28.1 million from its securitizations during the six months ended June 30, 1999, partially offset by normal amortization due to cash distributions and fair value adjustments.

   Equipment, net, increased $2.8 million, or 16%, to $19.8 million at June 30, 1999, from $17.0 million at December 31, 1998. The increase was primarily due to capital expenditures related to new technology and expansion.

   Cash held for advance payments increased $2.2 million, or 22%, to $12.2 million at June 30, 1999, from $10.0 million at December 31, 1998. The increase was primarily due to a higher average loan servicing portfolio resulting in additional monies held in escrow trust accounts by the Company, acting as a servicer.

   Warehouse financing and other borrowings increased $12.0 million, or 15%, to $92.3 million at June 30, 1999, from $80.3 at December 31, 1998. This increase was primarily attributable to the operating cash deficit and to a lesser extent, the funding of the company's investment in technology.

   The aggregate principal balance of the Senior Notes totaled $149.4 million at June 30, 1999 and December 31, 1998, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

   Accounts payable and accrued expenses increased $9.6 million, or 46%, to $30.6 million at June 30, 1999, from $21.0 million at December 31, 1998. This decrease was primarily attributable to the accrual of the Company's original settlement with the NYOAG (which settlement has been replaced by the Company's global settlement with the NYOAG, the NY Banking Department and the DOJ), in addition to the timing of various other operating accruals.

   Investor payable increased $13.0 million, or 20%, to $76.8 million at June 30, 1999, from $63.8 million at December 31, 1998. This increase was primarily due to the 14% increase in the Company's portfolio of serviced loans to $3.36 billion at June 30, 1999 from $2.95 billion at December 31, 1998. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Advance payments by borrowers for taxes and insurance increased $2.2 million, or 23%, to $11.8 million at June 30, 1999, from $9.6 million at December 31, 1998. This increase is primarily due to a higher average loan servicing portfolio and the timing of payments collected and disbursed resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Stockholders' equity increased $8.0 million, or 6%, to $145.7 million at June 30, 1999, from $137.7 million at December 31, 1998. This increase is due to net income for the six month period ending June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically operated on a negative cash flow basis due primarily to increases in the volume of loan purchases and originations and the growth of its securitization program. In recent quarters, however, the Company has reduced its negative cash flow and achieved a positive cash flow from operations during the last three consecutive quarters. The Company's strategy is to maintain a neutral to slightly negative cash flow position for the foreseeable future, as a result of aggregate annual cash inflows from the Company's retained interest-only and residual certificates, advantageous changes in the securitization structures the Company has used and a greater concentration on less cash-intensive broker and retail originations. However, market conditions could impact the Company's cash flows potentially resulting in a more significant negative cash flow. Since the second quarter of 1997, the Company has sold the senior interest-only certificates in each of its securitizations and, in the

Company's six most recent securitizations, it has successfully increased the amount of senior interest-only certificates offered to investors, compared to prior securitizations, which has also enhanced cash flow.

   For the six months ended June 30, 1999, the Company had positive operating cash flow of $5.5 million compared to a negative operating cash flow of $10.9 million for the comparable period in 1998. The increase in operating cash flow was primarily due to the Company's de-emphasis of the correspondent loan production channel, thereby decreasing the amount of premiums paid to correspondents and an increase in the cash flows from the Company's retained interest-only and residual certificates. The increase was partially offset by a one-time tax refund during the first quarter of 1998.

   Currently, the Company's primary cash requirements include the funding of (1) mortgage originations and purchases pending their pooling and sale, (2) the points and expenses paid in connection with the acquisition of correspondent loans, (3) interest expense on its Senior Notes and warehouse and other financings, (4) fees, expenses, delinquency advances, servicing-related advances and tax payments incurred in connection with its securitization program, and (5) ongoing administrative and other operating expenses including fees and expenses associated with the Company's settlement of claims by the NY Banking Department, NYOAG and the DOJ. The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans.

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

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company had five warehouse facilities as of June 30, 1999 for this purpose. One warehouse facility is a $200 million committed credit line with a variable rate of interest and a maturity date of March 2000. This facility's maturity date was extended from February 1999 to March 2000 during the three months ended March 31, 1999. The Company's second warehouse facility, a syndicated $100 million committed revolving line with a variable rate of interest was renewed in June 1999 and extended to mature in June 2000. The Company's third warehouse facility is a $200 million committed commercial paper conduit with a variable rate of interest and a maturity date of September 1999. During the second quarter of 1999, the Company obtained two additional warehouse facilities, which include, a warehouse facility with a $200 million committed credit facility that has a variable rate of interest and a maturity date of April 2000, and a warehouse facility with a $250 million committed credit facility that has a variable rate of interest and a maturity date of April 2000. Only the first $200 million warehouse facility had an outstanding balance as of June 30, 1999 of $78.4 million.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of June 30, 1999.

      The Company purchased a total of 116,800 shares of its common stock during the year ended December 31, 1998, under the Company's stock repurchase program, at a total cost of $1.3 million. All of the repurchased shares were purchased in open market transactions at then prevailing market prices. During the first six months of 1999, no additional shares were repurchased.

On June 23, 1999, the Company announced a settlement in principle with the office of the Attorney General for the State of New York ("NYOAG"). The NYOAG took issue with Delta's lending practices, specifically which loans should and should not be made. The Banking Department of the State of New York ("NY Banking Department") and the U.S. Department of Justice (the "DOJ") had raised similar concerns relating to Delta's lending practices. On August 16, 1999, the Company entered into an agreement in principle with the NY Banking Department, NYOAG and the DOJ with respect to their concerns.

     As part of the global settlement (in lieu of the previously announced six million settlement with the NYOAG), the Company will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NY Banking Department, NYOAG and the DOJ; and the creation of a reversionary fund (the "fund"), administered by a trustee named by the NYOAG, the NY Banking Department and/or the DOJ, financed by the grant by Delta of 525,000 shares of Delta's common stock, valued at $9.10 per share. All proceeds raised through the funds shall be used to pay for a variety of educational and counseling programs, approved by the NYOAG, the NY Banking Department and/or the DOJ.

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

STATE OF READINESS

   The Company has implemented a detailed Year 2000 Plan (the "Plan") to evaluate the Year 2000 readiness of the computer systems that support the operation of the Company including vendor computer systems. This Plan is expected to conclude in August 1999 with all systems year 2000 compliant.

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

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

   The Company's costs to resolve the Year 2000 issue are not expected to have a material financial impact on the Company and are expected to be less than $1.0 million, which the Company intends to fund from its current operations. To date, the Company has paid and expensed approximately $0.7 million. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 is effective for fiscal years that begin after June 15, 2000, and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   To reduce its financial exposure to changes in interest rates, the Company generally hedges its mortgage loans held for sale by entering into treasury rate lock contracts (see "-Hedging"). The Company's hedging strategy has largely been an effective tool to manage the Company's interest rate risk on loans prior to securitization, by providing the Company with a cash gain (or loss) to largely offset the reduced (increased) excess spread (and resultant lower (or higher) net gain on sale) from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale primarily due to a less then perfect correlation between the hedging instrument used to hedge the securities issued by the securitization trust.

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

   * In or about November 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that the Company had violated the Home Equity and Ownership Protection Act, the Truth in Lending Act and New York State General Business Law ss. 349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, Plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, Plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, Plaintiff moved to intervene on behalf of 3 of the 11 borrowers and sought the injunctive relief on their behalf. The Company opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction enjoining the Company from proceeding with the foreclosure sales of the three intervenors' properties. The Company has filed a motion for reconsideration of the December 23, 1998 order. In January 1999, the Company filed an answer to the amended complaint. In July 1999, Plaintiffs were granted leave, on consent, to file a second amended complaint.

   * In or about January 1999, the Company received notice that it had been named in a lawsuit filed in the Court of Common Pleas in Cuyahoga County, Ohio, alleging that Delta had violated Ohio state law and breached its contract with Plaintiff by assessing a prepayment penalty and certain other miscellaneous fees when Plaintiff paid off his loan. The complaint seeks certification of two classes of plaintiffs. In March 1999, the Company filed an answer to the complaint. In July 1999, the Company agreed to an individual settlement with Plaintiff and the lawsuit has been dismissed with prejudice.

   * In or about March 1999, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, the Company filed an answer to the complaint.

   * In or about July 1999, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Western District of New York, alleging that amounts collected and maintained by it in certain borrowers' tax and insurance escrow accounts exceeded certain statutory (RESPA) and/or contractual (the respective borrowers' mortgage agreements) ceilings. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the Company's practices violate applicable statutes and/or the mortgage agreements, (c) injunctive relief, and (d) unspecified compensatory and punitive damages (including attorneys' fees). Delta has not yet answered the complaint.

   The Company believes that it has meritorious defenses and intends to defend each of these lawsuits, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

On June 23, 1999, the Company announced a settlement in principle with the office of the Attorney General for the State of New York ("NYOAG"). The NYOAG took issue with Delta's lending practices, specifically which loans should and should not be made. The Banking Department of the State of New York ("NY Banking Department") and the U.S. Department of Justice (the "DOJ") had raised similar concerns relating to Delta's lending practices. On August 16, 1999, the Company entered into an agreement in principle with the NY Banking Department, NYOAG and the DOJ with respect to their concerns.

     As part of the global settlement (in lieu of the previously announced six million settlement with the NYOAG), the Company will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NY Banking Department, NYOAG and the DOJ; and the creation of a reversionary fund (the "fund"), administered by a trustee named by the NYOAG, the NY Banking Department and/or the DOJ, financed by the grant by Delta of 525,000 shares of Delta's common stock, valued at $9.10 per share. All proceeds raised through the funds shall be used to pay for a variety of educational and counseling programs, approved by the NY Banking Department, NYOAG and the DOJ.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.

   The annual meeting of stockholders was held on May 12, 1999. At the meeting, Hugh Miller was elected as a Class III Director for a term of three years. Sidney A. Miller, Martin D. Payson, Richard Blass and Arnold B. Pollard continue to serve as members of the Board of Directors.

            Votes cast in favor of Mr. Miller's election totaled 14,125,210, while 26,985 votes were withheld.

   The stockholders also voted to ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999. Votes cast in favor of this ratification were 14,140,984, while votes cast against were 9,861 and abstentions totaled 1,350.

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

        (a)  Exhibits:               11.1 Statement re: Computation of Per Share
                                          Earnings

                                     27.1 Financial Data Schedule - Six Months
                                          Ended June 30, 1999

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

     Date:  August 13, 1999

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

27.1        Financial Data Schedule - Six Months Ended June 30, 1999