Form 10-Q
period 1999-09-30
DELTA FINANCIAL CORP
filed 1999-11-15
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the  quarterly  period ended  September 30, 1999

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

      As of September 30, 1999, 15,883,749 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                              INDEX TO FORM 10-Q

                                                                      Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated  Balance  Sheets  as of  September  30,  1999  and
         December 31, 1998................................................. 2

         Consolidated  Statements of Operations for the three months and nine months ended September 30, 1999 and September 30, 1998....... 3

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1999 and September 30, 1998......................... 4

         Notes to Consolidated Financial Statements........................ 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........24


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings..............................................26

Item 2.     Changes in Securities and Use of Proceeds......................28

Item 3.     Defaults Upon Senior Securities................................28

Item 4.     Submission of Matters to a Vote of Security Holders............28

Item 5.     Other Information..............................................28

Item 6.     Exhibits and Current Reports on Form 8-K.......................28

Signatures.................................................................30

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             SEPTEMBER 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)                    1999               1998
                                                             -------------      ------------
ASSETS
Cash and interest-bearing deposits                           $      55,027            49,152
Accounts receivable                                                 29,757            22,549
Loans held for sale, net                                           101,937            87,170
Accrued interest and late charges receivable                        58,197            46,897
Capitalized mortgage servicing rights                               36,371            33,490
Interest-only and residual certificates                            222,673           203,803
Equipment, net                                                      20,226            16,962
Cash held for advance payments                                      13,982            10,031
Prepaid and other assets                                             5,481             5,839
Goodwill                                                             5,126             6,014
                                                             --------------     ------------
    Total assets                                             $     548,777           481,907
                                                             ==============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Bank payable                                                 $       1,479             1,396
Warehouse financing and other borrowings                           120,625            80,273
Senior Notes                                                       149,452           149,387
Accounts payable and accrued expenses                               37,696            20,966
Investor payable                                                    71,341            63,790
Advance payment by borrowers for taxes and insurance                13,646             9,559
Deferred tax liability                                              10,209            18,848
                                                            --------------      ------------
    Total liabilities                                              404,448           344,219
                                                            --------------      ------------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value. Authorized 49,000,000 shares;
  16,000,549 shares issued and 15,883,749 shares outstanding at September 30, 1999 and 15,475,549 shares issued and
  15,358,749 shares outstanding at December 31, 1998                   160               155
Additional paid-in capital                                          99,472            94,700
Retained earnings                                                   46,015            44,151
Treasury stock, at cost (116,800 shares at September 30,
1999 and December 31, 1998, respectively)                          (1,318)           (1,318)
                                                            --------------      ------------
   Total stockholders' equity                                      144,329           137,688
                                                            --------------      ------------
     Total liabilities and stockholders' equity              $     548,777           481,907
                                                            ==============      ============


          See accompanying notes to consolidated financial statements.

                                        2

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)     1999           1998            1999         1998
                                                -------        -------         -------      -------

REVENUES
  Net gain on sale of mortgage loans        $    9,911         17,459            57,915        68,531
  Interest                                       8,619         10,569            24,732         6,841
  Servicing fees                                 4,219          3,764            11,575         6,598
  Origination fees                               6,937          6,295            22,426        17,953
                                              ---------      ---------         ---------      --------
      Total revenues                            29,686         38,087           116,648        99,923
                                              ---------      ---------         ---------      --------
EXPENSES
  Payroll and related costs                     16,123         15,257            49,709        41,759
  Interest expense                               6,205          8,521            18,454        23,213
  General and administrative (1)                17,516          9,216            45,510        24,793
                                              ---------      ---------         ---------      --------
      Total expenses                            39,844         32,994           113,673        89,765
                                              ---------      ---------         ---------      --------

(Loss) income before income
   tax (benefit) expense                       (10,158)         5,093             2,975        10,158
Provision for income taxes (benefit)            (4,063)         1,987             1,111         3,703
                                              ---------      ---------         ---------      --------
Net (loss) income                            $  (6,095)         3,106             1,864         6,455
                                              =========      =========         =========      ========

PER SHARE DATA
    Net (loss) income per common
      share - basic and diluted              $   (0.39)          0.20              0.12          0.42
                                               ========      =========         =========     =========
    Weighted-average number
      of shares outstanding                 15,438,640     15,414,210        15,385,672    15,387,923
                                           ============   ============      ============  ============

-----------------

(1) The nine-month period ended September 30, 1999 includes a $12.0 million pre-tax charge for the global settlement with the New York State Banking Department (the "NY Banking Department") and the New York Office of the
    Attorney  General (the  "NYOAG").  The  Company  recorded  a  $6.0   million
    pre-tax charge in the second quarter of 1999 when it reached a settlement in principle with the NYOAG. Subsequently, an additional $6.0 million pre-tax charge was recorded in the third quarter of 1999 when the Company reached a global settlement with the NY Banking Department and the NYOAG. See "Legal Proceedings" herein for a more detailed discussion of the settlement.

          See accompanying notes to consolidated financial statements.

                                       3


                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                        1999           1998
                                                                            -------        -------
Cash flows from operating activities:
   Net income                                                           $     1,864          6,455
   Adjustments to reconcile net income to net cash used in
    operating activities:
     Provision for loan and recourse losses                                      76             75
     Depreciation and amortization                                            4,196          3,091
     Settlement issuance of common stock to the Trust                         4,777             --
     Deferred tax benefit                                                    (8,640)          (837)
     Capitalized mortgage servicing rights, net of amortization              (2,881)        (7,821)
     Deferred origination costs                                                 (48)         1,108
     Interest-only and residual certificates received in
      Securitization transactions, net                                      (18,870)       (30,030)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                             (7,208)         5,022
      Increase in loans held for sale, net                                  (14,742)        (9,775)
      Increase in accrued interest and late charges receivable              (11,300)       (11,920)
      Increase in cash held for advance payments                             (3,951)        (5,255)
      Decrease (increase) in prepaid and other assets                           358           (321)
      Increase (decrease) in accounts payable and accrued expenses           16,677         (1,238)
      Increase in investor payable                                            7,551         13,007
      Increase in advance payments by borrowers for taxes and insurance       4,087          3,860
                                                                        -------------    ----------
        Net cash used in operating activities                               (28,054)       (34,579)
                                                                        -------------    ----------
Cash flows from investing activities:
   Purchase of equipment                                                     (6,506)        (7,554)
                                                                        -------------    ----------
           Net cash used in investing activities                             (6,506)        (7,554)
                                                                        -------------    ----------
Cash flows from financing activities:
   Proceeds from warehouse financing and other borrowings, net               40,352         53,800
   Increase (decrease) in bank payable, net                                      83           (429)
   Purchase of treasury stock                                                    --         (1,199)
   Proceeds from exercise of stock options                                       --             25
                                                                        -------------    ----------
           Net cash provided by financing activities                         40,435         52,197
                                                                        -------------    ----------
           Net increase in cash and interest-bearing deposits                 5,875         10,064

Cash and interest-bearing deposits at beginning of period                    49,152         32,858
                                                                        -------------   -----------
Cash and interest-bearing deposits at end of period                     $    55,027      $  42,922
                                                                        =============   ===========

Supplemental Information:
Cash paid during the period for:
Interest                                                                $    20,901         26,850
                                                                        =============   ===========
Income taxes                                                            $     9,750          4,591
                                                                        =============   ===========

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

   On February 11, 1997, the Company acquired Fidelity Mortgage Inc. and Fidelity Mortgage (Florida), Inc. (together referred to herein as "Fidelity Mortgage"), retail residential mortgage origination companies, for a combination of cash and stock with a value of $6.3 million. These transactions were accounted for under the purchase method of accounting. Accordingly, the results of operations of Fidelity Mortgage from February 11, 1997 have been included in the Company's consolidated financial statements. In connection with these acquisitions, the Company recorded goodwill of approximately $6.3 million, which is being amortized on a straight-line basis over seven years. On October 1, 1997, the acquired operations were merged and have continued to operate as Fidelity Mortgage. As a result of meeting certain production targets for the twelve-month period ended June 30, 1998, the sellers were paid an additional $1.2 million of purchase price in the form of, and at a fair value equivalent to 101,361 shares of the Company's stock in August 1998. The additional consideration has been recorded as additional goodwill and will be amortized over the remaining life of the goodwill.

(2)    BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and related notes of the Company for the year ended December 31, 1998. The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that will be expected for the entire year.

     All adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. Certain prior period amounts in the financial statements have been reclassified to conform with the current year presentation.

 (3) EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted earnings per share (EPS). The numerator for calculating both basic and diluted EPS is net income.

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,

                                            -------------------        --------------------
(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)      1999          1998           1999        1998
-------------------------------------------------------------------------------------------
Net (loss) income                          $(6,095)       $3,106          $1,864      $6,455
Weighted-average shares - basic         15,438,640    15,414,210      15,385,672  15,387,923
Basic EPS                                   $(0.39)        $0.20           $0.12       $0.42

Weighted-average shares - basic         15,438,640    15,414,210      15,385,672  15,387,923
Incremental shares-options                  27,817            --          25,700      31,341
-------------------------------------------------------------------------------------------
Weighted-average shares - diluted       15,466,457    15,414,210      15,411,372  15,419,264
Diluted EPS                                 $(0.39)        $0.20           $0.12       $0.42



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

   Given the consumer finance sector-wide focus on liquidity and conserving capital, the Board of Directors decided in November 1998 to suspend repurchases under the program and no subsequent decision has been made to recommence repurchases. As such, during the nine months ended September 30, 1999, the Company did not repurchase any shares of its common stock under its stock repurchase plan. At September 30, 1999, the total number of treasury shares held by the Company equaled 116,800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING  DISCUSSION  SHOULD BE READ IN CONJUNCTION  WITH THE  CONSOLIDATED
FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

GENERAL

   Delta Financial Corporation (the "Company" or "Delta") engages in the consumer finance business by originating, acquiring, selling and servicing non-conforming home equity loans. Throughout its 17 years of operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios for such purposes as debt consolidation, home improvement, mortgage refinancing or education.

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

   For the three months ended September 30, 1999, the Company originated and purchased $361.0 million of loans, a decrease of 24% from $476.2 million of loans originated and purchased in the comparable period in 1998. Of these amounts, approximately $222.2 million were originated through its network of brokers, $79.4 million were originated through its retail network and $59.4 million were purchased from its network of correspondents for the three months ended September 30, 1999 compared to $228.2 million, $67.0 million and $177.7 million, respectively, for the same period in 1998. In addition, $3.3 million was originated through its Canadian network during the three months ended September 30, 1998. The decrease in year-over-year loan originations is primarily the result of a decline in correspondent purchases as the Company has strategically shifted its loan production mix to a greater percentage of broker and retail originations. This production shift reflects the Company's strategy to focus on its broker and retail channels, which are less cash intensive than correspondent loan purchases.

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



                                                         THREE MONTHS ENDED

                                                  ------------------------------
(DOLLARS IN THOUSANDS)                             SEPTEMBER 30,       JUNE 30,
                                                       1999              1999
                                                  --------------   -------------
Total Outstanding Principal Balance
  (at period end)..............................  $   3,518,142     $ 3,358,818
Average Outstanding(1).........................      3,470,468       3,288,247
DELINQUENCY (at period end) 30-59 Days:
  Principal Balance............................  $     181,180     $   155,321
  Percent of Delinquency(2)....................          5.15%           4.62%
60-89 Days:
  Principal Balance............................  $      70,552     $    58,528
  Percent of Delinquency(2)....................          2.00%           1.74%
90 Days or More:
  Principal Balance............................  $      55,913     $    51,654
  Percent of Delinquency(2)....................          1.59%           1.54%
Total Delinquencies:
  Principal Balance............................  $     307,645     $   265,503
  Percent of Delinquency(2)....................          8.74%           7.90%
FORECLOSURES
  Principal Balance............................  $     170,061     $   161,073
  Percent of Foreclosures by Dollar(2).........          4.83%           4.80%
REO (at period end)............................  $      31,900     $    27,907
   Percent of REO..............................          0.91%           0.83%
Net Losses on Liquidated Loans.................  $      (4,147)    $    (3,255)
Percentage of Net Losses on Liquidated Loans
  (based on Average Outstanding Balance)(3)....         (0.48%)         (0.40%)
---------------
(1)Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total principal balance by the number of months in the applicable period.
(2)Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3)Annualized.

   On June 23, 1999, the Company announced a settlement in principle with the office of the Attorney General for the State of New York ("NYOAG"). The NYOAG took issue with Delta's lending practices, specifically which loans should and should not be made by Delta. The Banking Department of the State of New York ("NY Banking Department") and the U.S. Department of Justice (the "DOJ") had raised similar concerns relating to Delta's lending practices. On August 16, 1999, the Company entered into an agreement in principle with the NY Banking Department, NYOAG and the DOJ with respect to their concerns. In September 1999, the Company finalized its settlements with the NY Banking Department and the NYOAG (but only after the NYOAG filed suit against the Company in August 1999).

   As part of the global settlement (in lieu of the previously announced $6 million settlement with the NYOAG), the Company will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NY Banking Department, NYOAG and the DOJ; and create a reversionary fund (the "fund"), administered by a trustee named by the NY Banking Department, financed by the grant by Delta of 525,000 shares of Delta's common stock, valued at an assumed constant price of $9.10 per share, which approximates book value of the shares. All proceeds raised through the fund shall be used for restitution and/or to pay for a variety of educational and counseling programs at the discretion of the NY Banking Department.

   The nine-month period ended September 30, 1999 includes a $12.0 million pre-tax charge for the global settlement with the NY Banking Department and the NYOAG. The Company recorded a $6.0 million pre-tax charge in the second quarter of 1999 when it reached a settlement in principle with the NYOAG. Subsequently, an additional $6.0 million pre-tax charge was recorded in the third quarter of 1999 when the Company reached a global settlement with the NY Banking Department and the NYOAG. See "Legal Proceedings" herein for a more detailed discussion of the settlement.


FAIR VALUE ADJUSTMENTS

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", upon the sale or securitization of a loan, a gain on sale and a corresponding asset is recognized for any interest-only and residual certificates and capitalized mortgage servicing rights. The carrying amount of the interest-only and residual certificates is classified as a trading security and, as such, they are recorded at their fair value. The Company implemented SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" in the first quarter of 1999. The implementation of SFAS 134 did not have a material impact on the Company's financial condition or results of operations. For capitalized mortgage servicing rights, a valuation allowance is recorded if the fair value of such rights is less than the carrying amount.

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
--------------------------------------------------------------------------------

   In addition, in the first quarter of 1999, the Company increased its loss reserve initially established for both fixed- and adjustable-rate loans sold to the securitizations trusts from 2.00% to approximately 2.20% of the issuance amount securitized. The Company made this change to better reflect what management believes its loss experience will be, as the Company experienced significantly slower prepayment rates in the first quarter of 1999 which, coupled with an anticipated flat to slightly moderate rise in home values as compared to the past few years, may have an adverse effect on the Company's non-performing loans. This change resulted in approximately a $3.8 million reduction in the Company's value of the residual and interest-only certificates. An annual discount rate of 12.0% was utilized in determining the present value of cash flows from residual certificates, using the "cash-out" method, which are the predominant form of retained interests at both September 30, 1999 and December 31, 1998.

   The Company uses the same prepayment assumptions in estimating the fair value of its mortgage servicing rights.

   To date, aggregate actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations.



RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

GENERAL

   The Company's net loss for the three months ended September 30, 1999 was $(6.1) million, or $(0.39) per share, compared to net income of $3.1 million, or $0.20 per share, for the three months ended September 30, 1998. Excluding a one-time charge relating to the Company's settlement with the NY Banking Department and the NYOAG, the Company's net loss for the three months ended September 30, 1999 would have been reduced to $(2.5) million, or $(0.16) per share. Comments regarding the components of net (loss) income are detailed in the following paragraphs.

REVENUES

   Total revenues for the three months ended September 30, 1999 decreased by $8.4 million, or 22%, to $29.7 million from $38.1 million for the comparable period in 1998. The decrease in revenue was primarily attributable to a decrease in the net gain on sale recognized on the sale of mortgage loans and to a lesser extent, a decrease in interest income. This was partially offset by an increase in servicing fees and origination fees.

   The Company originated and purchased $361.0 million of mortgage loans for the three months ended September 30, 1999, representing a 24% decrease from the $476.2 million of mortgage loans originated and purchased for the three months ended September 30, 1998. The Company completed a loan sale through a mortgage loan conduit facility for $360.0 million during the three months ended September 30, 1999 compared with a securitization totaling $475.0 million in the corresponding period in 1998, representing a 24% decrease. Total loans serviced at September 30, 1999 increased 30% to $3.52 billion from $2.69 billion at September 30, 1998.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the residual certificates retained by the Company in a securitization and the market value of the interest-only certificates sold in connection with each securitization, or the excess servicing receivable (net interest margin) retained (the difference between the weighted average interest rate on the mortgage loans less the variable funding rate; present valued using the same underlying assumptions used in determining the fair market value of the residual certificates) in the loans sold to a conduit for each period (b) the fair value of capitalized mortgage servicing rights associated with loans securitized in each period, and (c) premiums earned on the sale of whole loans on a servicing-released basis, (2) less the (x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations and (z) any hedge loss (gain) associated with a particular securitization or loans sold.

   Net gain on sale of mortgage loans for the three months ended September 30, 1999 decreased by $7.5 million, or 43%, to $9.9 million from $17.4 million for the comparable period in 1998. This decrease was primarily due to a 24% decrease in the amount of loans securitized and to a lower gain on sale of the loans sold to a conduit primarily reflecting the interest rate risk associated with funding fixed rate mortgage loans using a variable interest rate over the expected lives of the mortgage loans. This was partially offset by lower premiums paid to acquire loans resulting from both a decrease in the amount of loans purchased through the correspondent channel and a decrease in the average premium paid to correspondents. The weighted average net gain on sale ratio was 2.8% for the three months ended September 30, 1999 compared to 3.7% for the three months ended September 30, 1998.

   INTEREST INCOME. Interest income primarily represents the sum of (1) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect changes in the fair value of the interest-only and residual certificates, (2) the gross interest earned on loans held for sale, (other than loans sold into the conduit), (3) with respect to loans sold into the conduit, the net interest margin earned (excess servicing) between the weighted average rate on the mortgage loans less the conduit's variable funding rate plus administrative fees, and (4) interest earned on cash collection balances.

   Interest income for the three months ended September 30, 1999 decreased by $2.0 million to $8.6 million from $10.6 million in the comparable period in 1998. The decrease in interest income was primarily due to the accounting for loans sold by the Company through a mortgage loan conduit facility prior to their securitization. For such conduit-related sales, the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, plus administrative expenses, during the three months ended September 30, 1999. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to provide valuation allowances for the impairment in mortgage servicing rights and
(2) prepaid interest shortfalls.

   Servicing fees for the three months ended September 30, 1999 increased by $0.4 million, or 11%, to $4.2 million from $3.8 million in the comparable period in 1998. This increase was primarily due to an increase in the aggregate size of the Company's servicing portfolio. The average balance of the mortgage loans serviced increased 34% to $3.47 billion for the three months ended September 30, 1999 from $2.59 billion during the comparable period in 1998.

   ORIGINATION FEES. Origination fees represent fees earned on retail and brokered originated loans. Origination fees for the three months ended September 30, 1999 increased by $0.6 million, or 10%, to $6.9 million from $6.3 million in the comparable period in 1998. The increase is primarily the result of an increase in the rate of origination fees earned, coupled with an increase in retail originated loans, partially offset by a slight decline in broker originated loans.

EXPENSES

   Total expenses for three months ended September 30, 1999 increased by $6.8 million, or 21%, to $39.8 million from $33.0 million for the comparable period in 1998. The increase in expenses was primarily the result of an increase in general and administrative primarily related to the Company's settlement with the NY Banking Department and the NYOAG, and personnel costs associated with the Company's expanded retail, broker and servicing divisions, partially offset by a decrease in interest expense.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs for the three months ended September 30, 1999 increased by $0.8 million, or 5%, to $16.1 million from $15.3 million for the comparable period in 1998. This increase is primarily due to staff increases related to growth in the Company's servicing portfolio and in the Company's loan originations associated with the Company's broker and retail divisions. As of September 30, 1999, the Company employed 1,190 full- and part-time employees, 368 of which are employees of Fidelity Mortgage, compared to 1,041 full- and part-time employees as of September 30, 1998.

   INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases under the $150 million aggregate principal amount of 9.5% Senior Notes due 2004 issued in July 1997 (the "Senior Notes") and the Company's credit facilities.

   Interest expense for the three months ended September 30, 1999 decreased by $2.3 million, or 27%, to $6.2 million from $8.5 million for the comparable period in 1998. The decrease in interest expense was primarily due to the accounting for loans sold through a mortgage loan conduit prior to their securitization, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to mortgage loans conduit and the variable funding rate, plus administrative expenses, during the three months ended September 30, 1999. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. In addition, there was a decrease in the cost of funds on the Company's credit facilities which were tied to one-month London Inter-Bank Offering Rate ("LIBOR"). The one-month LIBOR index decreased to an average interest rate of 5.3% in the three months ended September 30, 1999, compared to an average interest rate of 5.6% for the comparable period in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, license fees, legal and accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses for the three months ended September 30, 1999 increased $8.3 million, or 90%, to $17.5 million from $9.2 million for the comparable period in 1998. This increase was primarily attributable to (1) the Company's settlement with the NY Banking Department and the NYOAG, and legal costs associated with the settlement, and (2) an increase in depreciation expense and management and consulting fees, reflecting the Company's ongoing investment in technology.

   INCOME TAXES. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   The Company recorded a tax benefit of $(4.1) million and a tax provision $2.0 million for the three month periods ended September 30, 1999 and 1998, respectively.



NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

GENERAL

   The Company's net income for the nine months ended September 30, 1999 was $1.9 million, or $0.12 per share, compared to $6.5 million, or $0.42 per share, for the nine months ended September 30, 1998. Excluding a one-time charge relating to the Company's settlement with the NY Banking Department and the NYOAG, the Company's net income for the nine months ended September 30, 1999 would have been $9.1 million, or $0.59 per share. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues for the nine months ended September 30, 1999 increased by $16.7 million, or 17%, to $116.6 million from $99.9 million for the comparable period in 1998. The increase in revenue was primarily attributable to fair value adjustments the Company made to its interest-only and residual certificates and capitalized mortgage servicing rights in the second quarter of 1998 (See "-Fair Value Adjustments"), an increase in servicing fees and origination fees, and was partially offset by a decrease in the net gain recognized on the sale of mortgage loans.

   The Company originated and purchased $1.18 million of mortgage loans for the nine months ended September 30, 1999, which represented a decrease of 8% from the $1.31 billion of mortgage loans originated and purchased for the nine months ended September 30, 1998. The Company completed two securitizations and a loan sale through a conduit facility totaling $1.20 billion during the nine months ended September 30, 1999 compared to three securitizations totaling $1.32 billion in the corresponding period in 1998, representing an 8% decrease. Total loans serviced at September 30, 1999 increased 31% to $3.52 billion from $2.69 billion at September 30, 1998.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans for the nine months ended September 30, 1999 decreased by $10.6 million, or 15%, to $57.9 million from $68.5 million for the comparable period in 1998. This decrease was primarily due to an 8% decrease in the amount of loans securitized and to a lower gain on sale associated with loans sold to a mortgage loan conduit in the third quarter of 1999, reflecting the interest rate risk associated with funding fixed rate mortgage loans using a variable interest rate over the expected lives of the mortgage loans. The decrease was partially offset by lower aggregate premiums paid to acquire loans, resulting from both a decrease in the amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents. The weighted average net gain on sale ratio for the nine months ended September 30, 1999 was 5.0% compared to 5.2% for the nine months ended September 30, 1998.

   INTEREST INCOME. Interest income for the nine months ended September 30, 1999 increased by $17.9 million to $24.7 million from $6.8 million in the comparable period in 1998. The increase in interest income was primarily due to fair value adjustments made in 1998 to the Company's interest-only and residual certificates, including a $15.5 million reduction in the second quarter of 1998 related to the change in prepayment assumptions (see "-Fair Value Adjustments"). In addition, there was an increase in interest income related to higher levels of interest-only and residual certificates. This was partially offset by the accounting for loans sold by the Company through a mortgage loan conduit during the nine months ended September 30, 1999. For such conduit-related sales, the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the variable funding rate, plus administrative expenses. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense.

   SERVICING FEES. Servicing fees for the nine months ended September 30, 1999 increased by $5.0 million, or 76%, to $11.6 million from $6.6 million in the comparable period in 1998. This increase was primarily due to (1) the recording of a $1.9 million impairment provision for the Company's mortgage servicing rights during the second quarter of 1998 (See "-Fair Value Adjustments") and (2) an increase in the aggregate size of the Company's servicing portfolio. The average balance of the mortgage loans serviced increased 43% to $3.28 billion for the nine months ended September 30, 1999 from $2.29 billion during the comparable period in 1998.

   ORIGINATION FEES. Origination fees for the nine months ended September 30, 1999 increased by $4.4 million, or 24%, to $22.4 million from $18.0 million in the comparable period in 1998. The increase is primarily the result of (1) a 46% increase in retail originated loans and (2) a 21% increase in broker originated loans.


EXPENSES

   Total expenses for nine months ended September 30, 1999 increased by $23.9 million, or 27%, to $113.7 million from $89.8 million for the comparable period in 1998. The increase in expenses was the result of an increase in general and administrative expenses primarily related to the Company's settlement with the NY Banking Department and the NYOAG, and legal fees associated with the settlement, as well as personnel costs associated with the Company's expanded retail, broker and servicing divisions, partially offset by a decrease in interest expense.

   PAYROLL AND RELATED COSTS. Payroll and related costs for the nine months ended September 30, 1999 increased by $7.9 million, or 19%, to $49.7 million from $41.8 million for the comparable period in 1998. This increase is primarily due to staff increases related to growth in the Company's servicing portfolio and in the Company's loan originations associated with the Company's broker and retail divisions. As of September 30, 1999, the Company employed 1,190 full- and part-time employees, 368 of which are employees of Fidelity Mortgage, compared to 1,041 full- and part-time employees as of September 30, 1998.

   INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 decreased by $4.7 million, or 20%, to $18.5 million from $23.2 million for the comparable period in 1998. The decrease in interest expense was primarily due to the accounting for loans sold through a mortgage loan conduit prior to their securitization in the third quarter of 1999, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, plus administrative expenses. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. In addition, there was a decrease in the cost of funds on the Company's credit facilities, which were tied to one-month LIBOR. The one-month LIBOR index decreased to an average interest rate of 5.1% in the nine months ended September 30, 1999, compared to an average interest rate of 5.6% for the comparable period in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1999 increased $20.7 million, or 83%, to $45.5 million from $24.8 million for the comparable period in 1998. This increase was primarily attributable to (1) the Company's settlement with the NY Banking Department and the NYOAG, and the associated legal costs, and (2) an increase in depreciation expense and management and consulting fees, reflecting the Company's ongoing investment in technology.

   INCOME TAXES. The Company recorded a tax provision of $1.1 million and $3.7 million for the periods ended September 30, 1999 and 1998, respectively.


FINANCIAL CONDITION

SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

   Cash and interest-bearing deposits increased $5.8 million, or 12%, to $55.0 million at September 30, 1999, from $49.2 million at December 31, 1998. The increase was the result of additional monies held in restricted trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable increased $7.3 million, or 32%, to $29.8 million at September 30, 1999, from $22.5 million at December 31, 1998. The increase was attributable to an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations, related to a higher average servicing portfolio. The Company's servicing portfolio increased 19% to $3.52 billion as of September 30, 1999 from $2.95 billion as of December 31, 1998.

   Loans held for sale, net increased $14.7 million, or 17%, to $101.9 million at September 30, 1999, from $87.2 million at December 31, 1998. This increase was primarily due to the net difference between loan originations and loans securitized or sold during the nine months ended September 30, 1999.

   Accrued interest and late charges receivable increased $11.3 million, or 24%, to $58.2 million at September 30, 1999, from $46.9 million at December 31, 1998. This increase was primarily due to a larger loan servicing portfolio which resulted in increased reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights increased $2.9 million, or 9%, to $36.4 million at September 30, 1999, from $33.5 million at December 31, 1998. This increase was directly attributable to the Company's capitalizing the fair market value of the servicing assets, totaling $9.2 million, resulting from the Company's completion of two securitizations during the nine months ended September 30, 1999, partially offset by the amortization of capitalized mortgage servicing rights.

   Interest-only and residual certificates increased $18.9 million, or 9%, to $222.7 million at September 30, 1999, from $203.8 million at December 31, 1998. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $40.7 million from its securitizations and conduit loan sales during the nine months ended September 30, 1999, partially offset by normal amortization due to cash distributions and fair value adjustments.

   Equipment, net, increased $3.2 million, or 19%, to $20.2 million at September 30, 1999, from $17.0 million at December 31, 1998. The increase was primarily due to capital expenditures related to new technology and expansion.

   Cash held for advance payments increased $4.0 million, or 40%, to $14.0 million at September 30, 1999, from $10.0 million at December 31, 1998. The increase was primarily due to a higher average loan servicing portfolio resulting in additional monies held in escrow trust accounts by the Company, acting as a servicer.

     Warehouse financing and other borrowings increased $40.3 million, or 50%, to $120.6 million at September 30, 1999, from $80.3 at December 31, 1998. This increase was primarily attributable to the increase in loans held for sale, and to an increase in financing using capital leases to fund the Company's investment in technology.

   The aggregate principal balance of the Senior Notes totaled $149.5 million at September 30, 1999 compared to $149.4 million at December 31, 1998, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

   Accounts payable and accrued expenses increased $16.7 million, or 80%, to $37.7 million at September 30, 1999, from $21.0 million at December 31, 1998. This increase was primarily attributable to the accrual of the Company's settlement with the NY Banking Department and the NYOAG, in addition to the timing of various other operating accruals and payables.

   Investor payable increased $7.5 million, or 12%, to $71.3 million at September 30, 1999, from $63.8 million at December 31, 1998. This increase was primarily due to the 19% increase in the Company's portfolio of serviced loans to $3.52 billion at September 30, 1999 from $2.95 billion at December 31, 1998. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Advance payments by borrowers for taxes and insurance increased $4.0 million, or 42%, to $13.6 million at September 30, 1999, from $9.6 million at December 31, 1998. This increase is primarily due to a higher average loan servicing portfolio and the timing of payments collected and disbursed resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Deferred tax liability decreased $8.6 million, or 46%, to $10.2 million at September 30, 1999, from $18.8 million at December 31, 1999. This decrease was primarily due to income tax payments of $9.8 million.

   Stockholders' equity increased $6.6 million, or 5%, to $144.3 million at September 30, 1999, from $137.7 million at December 31, 1998. This increase was primarily due to the issuance of 525,000 shares of the Company's common stock at $9.10 per share related to Company's legal settlement and net income of $1.9 million for the nine months ending September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's strategy is to maintain a neutral to slightly negative cash flow position for the foreseeable future, as a result of aggregate annual cash inflows from the Company's retained interest-only and residual certificates, advantageous securitization structures, which have allowed the Company to sell senior interest-only certificates, and a greater concentration on less cash-intensive broker and retail originations. However, market conditions could impact the Company's cash flows potentially resulting in a more significant negative cash flow. Since the second quarter of 1997, the Company has sold the senior interest-only certificates in each of its securitizations and, in the Company's six most recent securitizations, it has successfully increased the amount of senior interest-only certificates offered to investors, compared to prior securitizations, which has also enhanced cash flow.

   For the nine months ended September 30, 1999, the Company had negative operating cash flow of $28.1 million compared to a negative operating cash flow of $34.6 million for the comparable period in 1998. The reduction in negative operating cash flow was primarily due to the Company's de-emphasis of the correspondent loan production channel, thereby decreasing the amount of premiums paid to correspondents and an increase in the cash flows from the Company's retained interest-only and residual certificates. The reduction was partially offset by the Company's decision not to execute a securitization during the third quarter of 1999 in which the Company typically generates cash through the sale of its senior interest-only certificates, an increase in investor payable, an increase in tax payments and a one-time tax refund during the first quarter of 1998.

   Currently, the Company's primary cash requirements include the funding of (1) mortgage originations and purchases pending their pooling and sale, (2) the points and expenses paid in connection with the acquisition of correspondent loans, (3) interest expense on its Senior Notes and warehouse and other financings, (4) fees, expenses, delinquency advances, servicing-related advances and tax payments incurred in connection with its securitization program, and (5) ongoing administrative and other operating expenses, including fees and expenses associated with the Company's settlement of claims by the NY Banking Department and the NYOAG. The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans.

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

     To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company had six warehouse facilities as of September 30, 1999 for this purpose. One warehouse facility is a $200.0 million committed credit line with a variable rate of interest and a maturity date of March 2000. This facility's maturity date was extended from February 1999 to March 2000 during the three months ended March 31, 1999. The Company's second warehouse facility, a syndicated $100.0 million committed revolving line with a variable rate of interest, was renewed in June 1999 and extended to mature in June 2000. The Company's third warehouse facility is a renewal of a committed $200.0 million mortgage loan conduit with a variable rate of interest and a maturity date of September 2000. In addition, this facility has been temporarily increased to $400.0 million until December 26, 1999. The Company's fourth warehouse facility is a $200.0 million committed credit facility that has a variable rate of interest and a maturity date of April 2000. The Company's fifth warehouse facility is a $250.0 million committed credit facility that has a variable rate of interest and a maturity date of April 2000. During the third quarter of 1999, the Company obtained an additional warehouse facility with a $200.0 million committed credit line that has a variable rate of interest and a maturity date of September 2000. As of September 30, 1999, the first warehouse facility had an outstanding balance of $99.9 million, the second warehouse facility had an outstanding balance of $7.5 million and the third warehouse facility had an outstanding balance of $360.0 million.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The Company does not believe that its existing financial covenants will restrict its operations or growth. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of September 30, 1999.

   The Company purchased a total of 116,800 shares of its common stock during the year ended December 31, 1998, under the Company's stock repurchase program, at a total cost of $1.3 million. All of the repurchased shares were purchased in open market transactions at then prevailing market prices. During the first nine months of 1999, no additional shares were repurchased.


INFLATION
   Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk.")

RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-
                                       19


Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

   * Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, including but not limited to, environmental compliance, licenses, adoption of new, or changes in accounting polices and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies, and environmental compliance can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

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

STATE OF READINESS

   The Company has implemented a detailed Year 2000 Plan (the "Plan") to evaluate the Year 2000 readiness of the computer systems that support the operation of the Company including vendor computer systems. This Plan concluded in August 1999 with all systems year 2000 compliant.

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

RISK OF YEAR 2000 ISSUES

   To date, the Company has not identified any system which presents a material risk of failing to be Year 2000 complaint in a timely manner, or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Plan and continues its testing, systems or equipment may be identified which present a material risk of business interruption. Such disruption may include the inability to process customer accounting transactions; the inability to process loan applications; the inability to reconcile and record daily activity; the inability to track delinquencies; or the inability to generate checks or to clear funds. In addition, if any of the Company's liquidity providers should fail to achieve the Year 2000 compliance and they experience a disruption of their own businesses which prevents them from fulfilling their obligations, the Company may be materially impacted.

   To the extent that the risks posed by the Year 2000 issue, which are beyond the Company's control, are pervasive in data processing, utility and telecommunication services worldwide, the Company cannot predict with certainty that it will remain materially unaffected by issues related to the Year 2000 problem.

CONTINGENCY PLANS

   As part of the Plan implemented by the Company, periodic assessments are made to determine that all Year 2000 issues will be addressed prior to the new millennium. If this assessment determines that any systems are not Year 2000 compliant, and will not become Year 2000 compliant in a timely manner, then a contingency plan to implement a suitable alternative will be put in place. At this time all systems are believed to be compliant and no contingency plan is in place.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS
No.  133   establishes
accounting and reporting standards for derivative instruments and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No.137 delays the effective date of SFAS No. 133, for one year, to all fiscal quarters of all fiscal years beginning after June 15, 2000. The delay applies to quarterly and annual financial statements. SFAS No. 137 is effective upon issuance and does not require restatement of prior periods. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

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


INTEREST RATE RISK

    Among the Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities, commercial paper rates and LIBOR. The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the Company's loan servicing portfolio. To the extent servicing rights and interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest- only and residual certificates, adversely impacting earnings. As previously discussed, the fair value adjustments that the Company recorded in the second quarter of 1998 were primarily attributable to the Company's change in prepayment assumptions to reflect higher than originally anticipated rates of prepayments (see "--Fair Value Adjustments"). In an effort to mitigate the effect of interest rate risk, the Company has reviewed its various mortgage products and has identified and modified those that have proven historically more susceptible to prepayments. However, there can be no assurance that such modifications to its product line will effectively mitigate interest rate risk in the future.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Because the nature of the Company's business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company is subject, in the normal course of business, to numerous claims and legal proceedings. The Company's lending practices have been the subject of several lawsuits styled as class actions and of investigations by various regulatory agencies including the Office of the Attorney General of the State of New York (the "NYOAG"), the New York State Banking Department (the "NY Banking Department") and the United States Department of Justice (the "DOJ"). The current status of these actions are summarized below.

   * In or about November 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that the Company had violated the Home Equity and Ownership Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Law ss. 349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought the injunctive relief on their behalf. The Company opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction enjoining the Company from proceeding with the foreclosure sales of the three intervenors' properties. The Company has filed a motion for reconsideration of the December 23, 1998 order. In January 1999, the Company filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, the Company filed a motion to dismiss the complaint. Also in September 1999, plaintiffs filed a motion for class certification; which Delta will respond to in or about December 1999, after class discovery is completed. In or about October 1999, plaintiffs filed a motion seeking an order preventing the Company, its attorneys and/or the New York State Banking Department (the "NY Banking Department")from issuing notices to certain of Delta's borrowers, in accordance with a settlement agreement entered into by and between the Company and the NY Banking Department. In or about October 1999 and November 1999, respectively, Delta and the NY Banking Department submitted opposition to plaintiffs' motion. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

   * In or about March 1999, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, the Company filed an answer to the complaint. In August 1999, plaintiffs filed a motion for class certification. In September 1999, the Company filed a motion to dismiss the complaint, which was opposed by plaintiffs. The Company's response to the motion for class certification is not due until after class discovery is completed and its motion to dismiss is decided. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.


   * In or about July 1999, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Western District of New York, alleging that amounts collected and maintained by it in certain borrowers' tax and insurance escrow accounts exceeded certain statutory (RESPA) and/or contractual (the respective borrowers' mortgage agreements) ceilings. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the Company's practices violate applicable statutes and/or the mortgage agreements, (c) injunctive relief, and (d) unspecified compensatory and punitive damages (including attorneys' fees). In October 1999, the Company filed a motion to dismiss the complaint. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

   * In or about August 1999, the Office of the Attorney General for the State of New York (the "NYOAG") filed a lawsuit against the Company alleging violations of (a) RESPA (by paying yield spread premiums), (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Law ss. 296-a, and (e) New York Executive Law ss. 63(12). In September 1999, Delta and the NYOAG settled the lawsuit, as part of a global settlement by and among Delta, the NYOAG and the NY Banking Department, evidenced by that certain (a) Remediation Agreement by and between Delta and the NY Banking Department, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NY Banking Department; and create a fund of approximately $4.75 million to be financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The proceeds of the fund will be used, for among other things, to pay for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against the Company.
      The Remediation Agreement and Stipulated Order on Consent supersede the Company's previously announced settlements with the NYOAG and the NY Banking Dept. The Company contemplates the United States Department of Justice (the "DOJ") joining this global settlement and is negotiating the terms of a settlement agreement with the DOJ in that regard.

   In November 1999, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with the Company's initial public offering in 1996 and its reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged recently in the consumer lawsuits and regulatory actions indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in the Company's common stock. The Company has learned of two other lawsuits that purportedly contain the same or similar allegations, WHICH have apparently also been filed against the Company. The Company believes that it has meritorious defenses and intends to defend these suits, but has not answered yet and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

   In September 1999, in connection with a settlement entered into by and among the Company, the NY Banking Department and the NYOAG, the Company issued 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The unregistered shares were deposited into a trust maintained by the NY Banking Department, the proceeds from which will be used for, among other things, restitution, education and counseling, at the discretion of the NY Banking Department, in accordance with the settlement agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

     (a)  Exhibits:            11.1 Statement re: Computation of Per Share
                                      Earnings

                               27.1 Financial Data Schedule - Nine Months
                                      Ended September 30, 1999

     (b)Reports on Form 8-K:   On September  22, 1999,  the Company filed
                               a Current Report on Form 8-K in which it reported the completion of settlement agreements with the NY Banking Department and the NYOAG, and filed as exhibits copies of that certain (1) Remediation Agreement by and between Delta Funding Corporation and the NY Banking
                               Department, dated as  of  September 17, 1999  and
                               (2) Stipulated Order on Consent by and among Delta Funding Corporation, Delta Financial
                               Corporation  and the NYOAG, dated as of September
                               17, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DELTA FINANCIAL CORPORATION
                                                 (Registrant)

     Date:  November 15, 1999
                                         By:/S/ HUGH MILLER
                                            ------------------------------------
                                            Hugh Miller
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER


                                         By:/S/ RICHARD BLASS
                                            ------------------------------------
                                            Richard Blass
                                            SENIOR VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER

                                EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

11.1        Statement re: Computation of  Per Share Earnings.

27.1        Financial Data Schedule - Nine Months Ended September 30, 1999