Form 10-K
period 1999-12-31
DELTA FINANCIAL CORP
filed 2000-03-31
CIK 1021848

------------------------------------------------------------------------------

------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $2.75, was approximately $13,362,628.

   As of March 30, 2000, the Registrant had 15,883,749 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

   Part III, Items 10, 11, 12 and 13 are incorporated by reference from Delta Financial Corporation's definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1999.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I
ITEM 1.  BUSINESS

BUSINESS OVERVIEW

   Delta Financial Corporation (together with its subsidiaries, the "Company" or "Delta") is a Delaware corporation that was organized in August 1996. On October 31, 1996, in connection with its initial public offering, the Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation that had been organized on January 8, 1982 to originate, sell, service and invest in residential first and second mortgages. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, par value $.01 per share.

   Delta, through its subsidiaries, is a specialty consumer finance company that has engaged in originating, acquiring, selling and servicing non-conforming home equity loans since 1982. Throughout its operating history, Delta has focused on lending to individuals who generally do not qualify for conforming credit. Management believes that these borrowers have largely been unsatisfied by the more traditional sources of mortgage credit, which underwrite loans to conventional guidelines established by the Federal National Mortgage Associations ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company makes loans to these borrowers for such purposes as debt consolidation, home improvement, refinancing or education, and these loans are primarily secured by first mortgages on one- to four-family residential properties.

   Through its wholly-owned subsidiary, Delta Funding, the Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers ("Brokered Loans") and also purchases loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). Delta Funding Corporation currently originates and purchases the majority of its loans in 24 states, through its network of approximately 1,600 brokers and correspondents.

   Through its wholly-owned subsidiary, Fidelity Mortgage Inc. ("Fidelity Mortgage") - which the Company acquired in February 1997 to broaden its origination sources and to expand its geographic presence - the Company develops retail loan leads primarily through its telemarketing system and its network of 14 retail offices located in Florida (3), Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2) and Tennessee. In March 2000, the Company decided to close a branch located in Georgia.

    For the year ended December 31, 1999, the Company originated or purchased approximately $1.47 billion of loans, of which approximately $891 million were originated through its network of brokers, $319 million were originated through its Fidelity Mortgage retail network and $261 million were purchased from its network of correspondents.

   Substantially all of the loans originated and purchased by the Company were sold in securitizations in which the loans were transferred to a trust, which had raised the cash payment to purchase the loans through the sale of asset-backed pass-through securities of the trust. For the year ended December 31, 1999, Delta sold a total of $1.46 billion of loans through three real estate mortgage investment conduit ("REMIC") securitizations. Each of these three securitizations was credit-enhanced, by an insurance policy provided through a monoline insurance company and/or a senior-subordinated structure, to receive ratings of Aaa from Moody's Investors Service, Inc. ("Moody's"), Fitch IBCA ("Fitch") and Duff & Phelps Credit Rating Company ("Duff & Phelps") and AAA from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("S&P"). The Company sells loans through securitizations to improve its operating leverage and liquidity, to minimize financing costs and to reduce its exposure to fluctuations in interest rates.

   The majority of the Company's revenues and cash flows result from its securitizations and servicing of home-equity loans that it has originated or purchased. In a securitization, the Company sells the loans to a trust for a cash payment while retaining (1) the right to service the loans, and receive a contractual servicing fee and (2) interest-only and residual certificates in the trust. The interest-only and residual certificates entitle the Company to receive any "Excess Servicing" income, consisting of any remaining cash flows collected by the trust from principal and interest payments on its loans after the trust has first paid (a) all principal and interest required to be passed through to holders of the trust's securities, (b) all contractual servicing fees, and (c) other recurring fees and costs of administering the trust. Upon securitizing a pool of loans, the Company recognizes a gain on sale of loans ("net gain on sale of mortgage loans") equal to the difference between cash received from the trust when it sells asset-backed pass-through certificates and the investment in the loans remaining after allocating portions of that investment to record the value of servicing rights and interest-only and residual certificates received by Delta in the securitization. The majority of the net gain on the sale of mortgage loans results from, and is initially realized in the form of, the retention of the mortgage servicing rights and interest-only and residual certificates. The servicing rights and interest-only and residual certificates are each recorded based on their fair values, estimated based on a discount rate which management believes reflects the rate market participants would utilize in purchasing similar servicing rights and interest-only and residual certificates, and the stated terms of the transferred loans adjusted for estimates of future prepayment rates and defaults among those loans. If actual prepayments and/or defaults exceed the Company's estimates, the future cash flows from the servicing rights and interest-only and residual certificates would be negatively affected. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations.")

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

   The Company typically begins to receive cash flows from the interest-only and
residual   certificates  retained   upon  securitization  approximately  12  to
20 months after a securitization, with the specific timing depending on the structure and performance of the securitization. Initially, securitization trusts utilize the Excess Servicing cash flows to make additional payments of principal on the pass-through certificates in order to establish a spread between the principal amount of the trust's outstanding loans and the amount of outstanding pass-through certificates. Once a spread of between 2% and 3% of the initial securitization principal (the "overcollateralization limit") is established, the Excess Servicing cash flows are distributed to Delta as the holder of the interest-only and residual certificates. The Company utilizes the more conservative "cash-out" method of valuing future cash flows from residual certificates (See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations.").

   The Company services substantially all of the loans it has originated or purchased, including all of the loans sold through securitizations. As of December 31, 1999, the Company had a loan servicing portfolio of $3.64 billion.

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

HOME EQUITY LENDING OPERATIONS

OVERVIEW

   Delta's consumer finance activities consist of originating, acquiring, selling and servicing non-conforming mortgage loans. These loans are primarily secured by first mortgages on one- to four-family residences. Once loan applications have been received, the underwriting process completed and the loans funded or purchased, Delta typically packages the loans in a portfolio and sells the loan portfolio through a securitization. Generally, Delta retains the right to service the loans that it securitizes.

   The Company provides its customers with an array of loan products designed to meet their needs. The Company uses a risk-based pricing strategy and has developed products for various risk categories. Historically, the Company offered fixed-rate loan products and, to date, the majority of the Company's loan production is fixed-rate. As the Company has expanded geographically, it has expanded its product offerings to include adjustable-rate mortgages and fixed/adjustable-rate mortgages. However, since the fourth quarter of 1998, the Company has virtually eliminated originations of its six-month LIBOR (London Inter Bank Offered Rate) adjustable rate mortgages, which are less profitable and more prepayment sensitive.

   Historically, Delta Funding conducted substantially all of its broker and correspondent lending operations out of its Woodbury, New York headquarters. In recent years, Delta Funding has opened regional branch offices - which are typically staffed with a combination of experienced Delta personnel and local employees - to supplement its in some of its newer geographic regions.
Currently, Delta Funding maintains regional branch offices in the Southeast, Midwest and West. Final underwriting approval is required from the Woodbury, New York headquarters or Southeast branch office for all mortgage loans. Fidelity Mortgage retail loans are underwritten by two operational offices (Cincinnati, Ohio and West Palm Beach, Florida), which have full underwriting authority.

   The Company adheres to a Best Practice Lending Program to help better protect consumers, which include (a) fair lending initiatives to ensure all borrowers are treated fairly and similarly regardless of race, color, creed, religion, national origin, sex, sexual orientation, marital status, age, disability, and the applicant's exercise, in good faith, of any right under the Consumer Credit Protection Act; (b) increased oversight of mortgage brokers and closing agents;
(c) enhanced fraud detection and protection; (d) enhanced plain English disclosures; and (e) other originations, underwriting and servicing initiatives which Delta's management believes help protect consumers.


LOAN ORIGINATION AND PURCHASES

   The Company's loan originations and purchases decreased by 15% to $1.47 billion in 1999 from $1.73 billion in 1998. Loan originations and purchases in 1998 had increased 38% over 1997 production of $1.25 billion.

   The following table shows the channels of the Company's loan originations and purchases for the years shown:

                                                     YEAR ENDED DECEMBER 31,
                                                   1997        1998       1999
                                                   ----        ----       ----

                                            (DOLLARS IN THOUSANDS)
Broker:
    Principal balance......................  $  481,586 $   841,079 $   890,822
    Average principal balance per loan.....  $       87 $        92 $        85
    Combined weighted average initial loan-
      to-value ratio(1)....................       69.9%       72.8%       72.8%
    Weighted average interest rate.........       10.8%       10.0%       10.4%
Correspondent:
    Principal balance......................  $  632,639 $   652,503 $   261,289
    Average principal balance per loan.....  $       77 $        82 $        77
    Combined weighted average initial loan-
      to-value ratio(1)....................       72.8%       73.9%       72.0%
    Weighted average interest rate.........       11.3%       10.8%       11.0%
Retail:
    Principal balance......................  $  140,386 $   234,011 $   319,227
    Average principal balance per loan.....  $       69 $        75 $        68
    Combined weighted average initial loan-
      to-value ratio(1)....................       80.1%       79.9%       77.6%
    Weighted average interest rate.........       10.1%        9.4%        9.8%
Total loan purchases and originations:
    Principal balance......................  $1,254,611 $ 1,727,593 $ 1,471,338
    Average principal balance per loan.....  $       80 $        85 $        79
    Combined weighted average initial loan-
      to-value ratio(1)....................       72.5%       74.2%       73.7%
    Weighted average interest rate.........       11.0%       10.2%       10.4%
Percentage of loans secured by:
    First mortgage.........................       94.0%       95.5%       94.6%
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

   The following table shows the channels of loan originations and purchases on a quarterly basis for 1999:

                                                                        THREE MONTHS ENDED
                                                     --------------------------------------------------
                                                     MARCH 31,     JUNE 30,   SEPTEMBER 30, DECEMBER 31,
                                                        1999         1999         1999          1999
                                                     --------------------------------------------------

                                                                      (DOLLARS IN THOUSANDS)
Broker:
    Number of Brokered Loans......................       2,590        2,881        2,731         2,339
    Principal balance.............................   $ 235,435    $ 257,011    $ 222,249     $ 176,128
    Average principal balance per loan............   $      91    $      89    $      81     $      75
    Combined weighted average initial loan-
      to-value ratio(1)...........................       73.4%        72.7%        72.8%         72.0%
    Weighted average interest rate................       10.1%        10.0%        10.7%         11.1%

Correspondent:
    Number of Correspondent Loans.................       1,188          833          765           611
    Principal balance.............................   $  91,243    $  65,535    $  59,367     $  45,144
    Average principal balance per loan............   $      77    $      79    $      78     $      74
    Combined weighted average initial loan-
      to-value ratio(1)...........................       73.2%        71.9%        70.5%         71.6%
    Weighted average interest rate................       10.9%        10.9%        11.1%         11.4%

Retail:
    Number of retail loans........................       1,067        1,341        1,186         1,070
    Principal balance.............................   $  77,430    $  91,945    $  79,400     $  70,452
    Average principal balance per loan............   $      73    $      69    $      67     $      66
    Combined weighted average initial loan-
      to-value ratio(1)...........................       78.7%        77.5%        76.3%         78.1%
    Weighted average interest rate................        9.6%         9.5%        10.0%         10.1%

Total loan purchases and originations:
    Total number of loans.........................       4,845        5,055        4,682         4,020
    Principal balance.............................   $ 404,108    $ 414,491    $ 361,016     $ 291,723
    Average principal balance per loan............   $      83    $      82    $      77     $      73
    Combined weighted average initial loan-
      to-value ratio(1)...........................       74.4%        73.6%        73.2%         73.4%
    Weighted average interest rate................       10.2%        10.0%        10.6%         10.9%
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

   The following table shows lien position, weighted average interest rates and loan-to-value ratios for the years shown:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1997      1998     1999
                                                         ----      ----     ----
First mortgage:
    Percentage of total purchases and originations...    94.0%     95.5%   94.6%
    Weighted average interest rate...................    11.0%     10.2%   10.3%
    Weighted average initial loan-to-value ratio(1)..    72.6%     74.3%   74.1%

Second mortgage:
    Percentage of total purchases and originations...     6.0%      4.5%    5.4%
    Weighted average interest rate...................    11.3%     10.5%   10.8%
    Weighted average initial loan-to-value ratio(1)..    71.1%     70.6%   66.6%
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

   The following table shows the geographic distribution of loan purchases and originations for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,

--------------------------------------------------------------------------------------------------------

                                      1997                     1998                       1999
                             ------------------------  -----------------------  ------------------------

REGION                       PERCENTAGE  DOLLAR VALUE  PERCENTAGE DOLLAR VALUE  PERCENTAGE DOLLAR VALUE
------                       ----------  ------------  ---------- ------------  ---------- ------------
                                                       (DOLLARS IN MILLIONS)

NY, NJ and PA.............       52.9%     $ 664.3        55.0%     $ 949.3        50.8%     $ 747.9
Midwest...................       21.6        270.9        19.7        340.3        24.5        361.1
Southeast.................        9.7        121.4         9.3        161.0         8.4        123.5
New England...............        7.1         89.3         7.3        125.8         5.8         85.1
Mid-Atlantic*.............        6.5         81.3         6.9        119.1         8.6        126.7
West......................        2.2         27.3         1.5         26.6         1.9         27.1
Canada....................        n/a          n/a         0.3          5.5         n/a          n/a

------------
*    Excluding New York (NY), New Jersey (NJ) and Pennsylvania (PA).

   BROKER AND CORRESPONDENT MARKETING. Throughout its history Delta has been successful in establishing and maintaining relationships with brokers and correspondents offering non-conforming mortgage products to their clientele. Management believes that this success is attributable primarily to the quality of service the Company provides to its network of brokers and correspondents.

   Delta typically initiates contact with a broker or correspondent through Delta's Business Development Department, comprised of approximately 40 business development representatives, supervised by a senior officer with over ten years of sales and marketing experience in the industry. The Company usually hires business development representatives who have contacts with brokers and correspondents that originate nonconforming mortgage loans within their geographic territory. The business development representatives are responsible for developing and maintaining the Company's broker and correspondent networks within their geographic territory by frequently visiting the broker or correspondent, communicating the Company's underwriting guidelines, disseminating new product information and pricing changes, and by demonstrating a continuing commitment to understanding the needs of the customer. The business development representatives attend industry trade shows and inform Delta about the products and pricing being offered by competitors and new market entrants. This information assists Delta in refining its programs and product offerings in order to remain competitive. Business development representatives are compensated with a base salary and commissions based on the volume of loans originated or purchased as a result of their efforts.

   APPROVAL PROCESS. Before a broker or correspondent becomes part of Delta's network, it must go through an approval process. Once approved, brokers and correspondents may begin submitting applications and/or loans to Delta.

   To be approved, a broker must demonstrate that it is properly licensed and registered in the state in which it seeks to transact business, submit to a credit check and sign a standard broker agreement with Delta that requires brokers to requires brokers to, among other things, abide by Delta's fair lending policy, follow the National Association of Mortgage Brokers Best Practices Policies, comply with all state and federal laws, and submit only true and accurate documents and disclosures. Delta also performs searches on all new brokers using a third party database that contains public and nonpublic information on individuals and companies that have incidents of potential fraud and misrepresentation. A correspondent is eligible to submit loans to Delta for purchase only after an extensive investigation of the prospective correspondent's lending operations including an on-site visit, a review of the correspondent's financial statements for the prior two years, a credit report on the correspondent, a review of sample loan documentation and business references provided by the correspondent. Once approved, Delta requires that each correspondent sign an Agreement of Purchase and Sale in which the correspondent makes representations and warranties governing both the mechanics of doing business with Delta and the quality of the loan submissions themselves. Delta also performs an annual review of each approved correspondent in order to ensure continued compliance with legal requirements and that lending operations and financial information continue to meet Delta's standards. In addition, Delta regularly reviews the performance of loans originated or purchased through its brokers or correspondents.

   BROKERED LOANS. For the year ended December 31, 1999, the Company's broker network accounted for $890.8 million, or 60%, of Delta's loan purchases and originations compared to $841.1 million, or 49%, of Delta's loan purchases and originations for the year ended December 31, 1998 and $481.6 million, or 38%, of Delta's loan purchases and originations for the year ended December 31, 1997. No single broker contributed more than 3.1%, 5.2% or 5.8% of Delta's total loan production in the years ended December 31, 1999, 1998 and 1997, respectively.

   Once approved, a broker may submit loan applications for prospective borrowers to Delta. To process broker submissions, Delta's broker originations area is organized by geographic regions and into teams, each consisting of loan officers and processors, which are generally assigned to specific brokers.
Because Delta operates in a highly competitive environment where brokers may submit the same loan application to several prospective lenders simultaneously, Delta strives to provide brokers with a rapid and informed response. Loan officers analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within one business day. If the application is approved by the Company's underwriters, a "conditional approval" will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The loan officer and processor team will then work directly with the submitting broker to collect the requested information and meet all underwriting conditions. In most cases, the Company funds loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, Delta will make all reasonable attempts to ensure that there is no missing information concerning the borrower or the application that might change the decision on the loan.

   The Company compensates its loan officers, who on a loan-by-loan basis are the primary relationship contacts with the brokers, predominantly on a commission basis. All of the Company's loan officers must complete an extensive 9- to 12-month training program to attain the level of knowledge and experience integral to the Company's commitment to providing the highest quality service for brokers. Management believes that by maintaining an efficient, trained and experienced staff, it has addressed three central factors which determine where a broker sends its business: (i) the speed with which a lender closes loans,
(ii) the lender's knowledge concerning the broker and his business and (iii) the support a lender provides. Included in this support, the Company offers fair lending training to all brokers with whom it does business.

   CORRESPONDENT LOANS. For the year ended December 31, 1999, Delta's correspondent network accounted for $261.3 million, or 18%, of Delta's loans purchases and originations compared to $652.5 million, or 38%, of Delta's loan purchases and originations for the year ended December 31, 1998 and $632.6 million, or 51%, of Delta's loan purchases and originations for the year ended December 31, 1997. No single correspondent contributed more than 1.9%, 3.8% or 6.5% of Delta's total loan production in 1999, 1998 or 1997, respectively.

     An approved correspondent is a licensed mortgage banker or savings and loan who sells loans to Delta that conform with Delta's underwriting standards, which the correspondent has originated, processed, close and funded in its own name. The loans are sold to Delta either on an individual flow basis or in block sales. When selling on a flow basis, a correspondent typically will seek a pre-approval from Delta prior to closing the loan, and Delta will approve the loan based on a partial or full credit package, stipulating any items needed to complete the package in adherence to Delta's underwriting guidelines. On a block sale, a correspondent will offer a group of loans, generally loans that have not been pre-approved, to Delta for sale, and Delta will purchase those loans in the block that meet Delta's underwriting criteria.

   RETAIL LOANS. The Company acquired its Fidelity Mortgage retail origination network in 1997. For the year ended December 31, 1999, this channel accounted for $319.3 million, or 22%, of Delta's loans purchases and originations compared to $234.0 million, or 13%, of Delta's loan purchases and originations for the year ended December 31, 1998 and $140.4 million, or 11%, of Delta's loan purchases and originations for the year ended December 31, 1997. Through its marketing efforts, Fidelity Mortgage is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for the Company's products. Fidelity Mortgage's telemarketing representatives identify interested customers and refer these customers to loan officers at the retail branch offices who then proceed to determine the applicant's qualifications for the Company's loan products, negotiate loan terms with the borrower and process the loan through completion.


LOAN UNDERWRITING

   All of the brokers and correspondents who submit loans to the Company are provided with the Company's underwriting guidelines. Loan applications received from brokers, correspondents and retail customers are classified according to particular characteristics, including but not limited to: ability to pay, credit history of the applicant, loan-to-value ratio and general stability of the applicant in terms of employment history and time in residence and condition and location of the collateral. The Company has established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings "A" through "D", with subratings within those categories. Terms of loans made by the Company, as well as maximum loan-to-value ratios and debt-to-income ratios, vary depending on the classification of the applicant. Loan applicants with less favorable credit ratings are generally offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. The general criteria used by the Company's underwriting staff in classifying loan applicants are set forth below.





                                 DELTA'S UNDERWRITING CRITERIA

                                "A" RISK                "B" RISK                 "C" RISK                "D" RISK

                            ----------------       -------------------      -------------------      -------------------
 Credit Profile..........   Excellent credit       Good overall credit      Good to fair credit      Fair to poor credit
                            history

 Existing mortgage
   history...............   Current at             Current at               Up to 30 days            90 days delinquent
                            application time       application time         delinquent at            or more
                            and a maximum of       and a maximum of         application time
                            two 30-day late        four 30-day late         and a maximum of
                            payments in the        payments in the          four 30-day late
                            last 12 months         last 12 months           payments and
                                                                            one 90-day late
                                                                            payment in the
                                                                            last 12 months

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

 Debt service to
   Income ratio..........   55% or less            55% or less              55% or less              55% or less

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

   Non-owner occupied....   Generally 75%          Generally 70%            Generally 65%            Generally 55%
                            (up to 80%*) for       (up to 80%*) for         (up to 75%*) for         (up to 60%*) for
                            a one- to four-        a one- to four           a one- to four-          a one- to four-
                            family residence       family residence         family residence         family residence

   Employment............   Minimum 2 years        Minimum 2 years          No minimum               No minimum
                            employment in the      employment in the        required                 required
                            same field             same field
 ------------
 * On an exception basis

   The Company uses the foregoing categories and characteristics as guidelines only. On a case-by-case basis, the Company may determine that the prospective borrower warrants an exception, if sufficient compensating factors exist. Examples of compensating factors are:

o      low loan-to-value ratio,
o      low debt ratio,
o      long-term stability of employment and/or residence,

o      excellent payment history on past mortgages, or
o      a significant reduction in monthly expenses.

   The following table sets forth certain information with respect to Delta's originations and purchases of first and second mortgage loans by borrower classification, along with weighted average coupons, for the periods shown and highlights the improved credit quality of the Company's originations and purchases.






(DOLLARS IN THOUSANDS)

                                    PERCENT
YEAR    CREDIT           TOTAL      OF TOTAL     WAC(1)      WLTV(2)
----    ------           -----      --------     ------      -------

1999       A        $  859,935        58.4%        9.8%       76.4%
           B           298,253        20.3        10.7        72.9
           C           245,862        16.7        11.3        69.5
           D            67,288         4.6        13.0        57.3
                     ---------        ----        ----        ----
      Totals        $1,471,338       100.0%       10.4%       73.7%
                     =========       =====        ====        ====

1998       A       $   990,988        57.3%        9.7%       77.0%
           B           425,056        24.6        10.4        73.2
           C           248,488        14.4        11.3        69.0
           D            63,061         3.7        12.7        57.2
                     ---------        ----        ----        ----
      Totals        $1,727,593       100.0%       10.2%       74.2%
                     =========       =====        ====        ====

1997       A       $   617,724        49.2%       10.4%       76.2%
           B           349,166        27.8        11.0        72.0
           C           222,854        17.8        11.8        67.7
           D            64,867         5.2        13.2        56.7
                     ---------        ----        ----        ----
      Totals        $1,254,611       100.0%       11.0%       72.5%
                    ==========       =====        ====        ====
------------------
(1)   Weighted Average Coupon ("WAC").
(2)   Weighted Average Initial Loan-to-Value Ratio ("WLTV").


   The mortgage loans originated by the Company have amortization schedules ranging from 5 years to 30 years, generally bear interest at fixed rates and require equal monthly payments which are due as of a scheduled day of each month which is fixed at the time of origination. Substantially all of the Company's mortgage loans are fully amortizing loans. The Company primarily purchases fixed rate loans which amortize over a period not to exceed 30 years. Loans that are not fully amortizing generally provide for scheduled amortization over 30 years, with a due date and a balloon payment at the end of the fifteenth year. The principal amounts of the loans purchased or originated by the Company generally range from a minimum of $10,000 to a maximum of $350,000. The Company generally does not acquire or originate any mortgage loans where the combined loan-to-value ratio exceeds 90%. The collateral securing loans acquired or originated by the Company are generally one- to four-family residences, including condominiums and townhouses, and these properties may or may not be occupied by the owner. It is the Company's policy not to accept commercial properties or unimproved land as collateral. However, the Company will accept mixed-use properties of 1-4 units where a portion of the property is used for residential purposes and the balance is used for commercial purposes, and will accept small residential multifamily properties (5 to 8 units), both at reduced loan-to-value ratios. The Company does not purchase loans where any senior mortgage contains open-end advance, negative amortization or shared appreciation provisions.

   The Company's mortgage loan program includes:

o      a full documentation program for salaried borrowers;
o      a limited documentation program;
o      a no-income verification program for self-employed borrowers; and
o      a "stated" income program.

   The total monthly debt obligations, which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness, generally is 50% or less of the borrower's monthly gross income. Loans to borrowers who are salaried employees must be supported by current employment information in addition to employment history. This information for salaried borrowers is verified based on written confirmation from employers, one or more pay-stubs, recent W-2 tax forms, recent tax returns or telephone confirmation from the employer. For the Company's limited documentation program, the Company requires a job letter to be submitted which contains the same information one would find on a standard verification of employment form:

o      job position;
o      length of time on job;
o      current salary; and
o      the job letter should appear on the employer's letterhead.

   For the Company's no-income verification program, proof of self-employment in the same business plus proof of current self-employed status is required. The Company's stated income program, which represents a very small percentage of the Company's loans, is only offered for better credit quality borrowers where a telephone verification is done by an underwriter to verify that the borrower is employed. The Company usually requires lower combined loan-to-value ratios with respect to loans made under programs other than the full documentation program.

   The Company employs experienced non-conforming mortgage loan credit underwriters to scrutinize the applicant's credit profile and to evaluate whether an impaired credit history is a result of adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. Personal circumstances including divorce, family illnesses or deaths, and temporary job loss due to layoffs and corporate downsizing will often impair an applicant's credit record. Assessment of an applicant's ability and willingness to pay is one of the principal elements in distinguishing the Company's lending specialty from methods employed by traditional lenders, such as savings and loans and commercial banks. All lenders utilize debt ratios and loan-to-value ratios in the approval process. Many lenders simply use software packages to score an applicant for loan approval and fund the loan after auditing the data provided by the borrower. All loans underwritten by Delta's underwriters are underwritten with regard for the borrower's ability to repay, and are not underwritten solely on the value of the collateral property or the amount of equity therein. All loans are underwritten to ensure that the loan has a solid purpose and provides tangible benefits to the borrower.

   The Company has a staff of approximately 80 underwriters with an average of five years of non-conforming lending experience. With the exception of the Company's Atlanta, Georgia office, all underwriting functions for broker and correspondent organizations are centralized in its Woodbury, New York office. All underwriting functions for retail organizations are centralized in the Company's two retail underwriting "hubs" located in Cincinnati, Ohio and West Palm Beach, Florida. The Company does not delegate underwriting authority to any broker or correspondent. The Company's underwriting department functions independently of its business development and mortgage origination departments and does not report to any individual directly involved in the origination process. No underwriter at the Company is compensated on an incentive or commission basis.

   The Company has instituted underwriting checks and balances that are designed to ensure that every loan is reviewed and approved by a minimum of two underwriters, with some higher loan amounts requiring a third approval. The Company believes that by requiring each file be seen by a minimum of two underwriters, a high degree of accuracy and quality control is ensured throughout the underwriting process and before funding.

   The Company's underwriting of every loan submitted consists not only of a thorough credit review, but also the following:

o a separate appraisal review conducted by the Company's appraisal review department and/or underwriter; and
o a full compliance review, to ensure that all documents have been properly prepared, all applicable disclosures given in a timely fashion, and proper compliance with all federal and state regulations.

   Appraisals are performed by third party, fee-based appraisers or by the Company's approved appraisers and generally conform to current Fannie Mae and Freddie Mac secondary market requirements for residential property appraisals. Each appraisal includes, among other things, an inspection of both the exterior and interior of the subject property and data from sales within the preceding 12 months of similar properties within the same general location as the subject property.

   The Company performs an appraisal review on each loan prior to closing or prior to purchasing. While the Company recognizes that the general quality control practices of conventional mortgage lenders is to perform only drive-by appraisals after closings, the Company believes this practice does not provide sufficient protection. In addition to reviewing each appraisal for accuracy, the Company accesses other sources to validate sales used in the appraisal to determine market value. These sources include:

o      Multiple Listing Services in nine states;
o assessment and sales services, such as Comps, Inc., Pace, 1st American and Transamerica;
o      internet services such as Realtor.com; and
o other sources for verification, including broker price opinions and market analyses by local real estate agents.

   Post closing, in addition to its normal due diligence, the Company randomly selects one out of every ten appraisals, and performs a drive-by appraisal. This additional step gives the Company an added degree of comfort with respect to appraisers with which the Company has had limited experience. The Company actively tracks and grades, on criteria that it has developed over time, all appraisers from which it accepts appraisals for quality control purposes and does not accept work from appraisers who have not conformed to its review standards.

   Upon completion of a broker loan's underwriting and processing, the closing of the loan is scheduled with a closing attorney or agent approved by the Company. The closing attorney or agent is responsible for completing the loan closing transaction in accordance with applicable law and the Company's operating procedures. Title insurance that insures the Company's interest as mortgagee and evidence of adequate homeowner's insurance naming the Company as an additional insured party are required on all loans.

   The Company performs a post-funding quality control review to monitor and evaluate the Company's loan origination policies and procedures. The quality control department is separate from the underwriting department, and reports directly to a member of senior management.

   At least 10% of all loan originations and purchases are subjected to a full quality control re-underwriting and review, the results of which are reported to senior management on a monthly basis. Discrepancies noted by the audit are analyzed and corrective actions are instituted. A typical quality control review currently includes:

o      obtaining a new drive-by appraisal for each property;
o      running a new credit report from a different credit report agency;
o reviewing loan applications for completeness, signatures, and for consistency with other processing documents;

o      obtaining new written verification of income and employment;
o      obtaining  new  written   verification  of  mortgage  to  re-verify  any
       outstanding mortgages; and
o      analyzing the underwriting and program selection decisions.


   The quality control process is updated from time to time as the Company's policies and procedures change.


LOAN SALES

   Delta sells substantially all the loans it originates or purchases through one of two methods: (i) securitizations, which involve the private placement or public offering by a securitization trust of asset-backed pass-through securities; and (ii) whole loan sales, which include the sale of blocks of individual loans to institutional or individual investors. Since 1991, the Company has sold approximately $5.7 billion of the loans it originated or purchased through securitization and $63 million through whole loan sales.

   SECURITIZATIONS. During 1999, Delta completed three securitizations totaling $1.50 billion. The following table sets forth certain information with respect to Delta's securitizations (all of which have been rated AAA/Aaa by S&P and Moody's, respectively) by offering size, which includes prefunded amounts, duration weighted average pass-through rate and type of credit enhancement.



                                                      DURATION
                                  OFFERING SIZE   WEIGHTED AVERAGE      CREDIT
SECURITIZATION         COMPLETED    (MILLIONS)   PASS-THROUGH RATE   ENHANCEMENT
--------------         ---------  -------------  -----------------   -----------
1999-1..............    03/30/99     $375.0           6.20%          Hybrid *
1999-2..............    06/17/99     $420.0           6.72%          Senior/Sub
                                                                      Structure
1999-3..............    11/30/99     $700.0           7.09%          Hybrid *

------------------
* Senior/Sub Structure with Bond Insured AAA Tranche

   When Delta securitizes loans, it sells a portfolio of loans to a trust (a "Home Equity Loan Trust") for a cash payment and the Home Equity Loan Trust sells various classes of pass-through certificates representing undivided ownership interests in such Home Equity Loan Trust. As servicer for each securitization, the Company collects and remits principal and interest payments to the appropriate Home Equity Loan Trust which, in turn, passes through such payments to certificateholders. For each of the 1999 securitizations, Delta retained 100% of the interests in the residual certificates while selling the interest-only certificates for cash. Management contemplates continuing to retain residual certificates in the future as long as, in management's opinion, this practice maximizes earnings while remaining within the Company's liquidity requirements.

   Each Home Equity Loan Trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which insures the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both (known as a "hybrid"). In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to such credit enhancement, the Excess Servicing amounts are initially applied as additional payments of principal for the investor certificates, thereby accelerating amortization of the investor certificates relative to the amortization of the loans and creating overcollateralization. Once the overcollateralization limit is reached, the use of Excess Servicing to create overcollateralization stops unless it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is intended to create a source of cash (the "extra" payments on the loans) to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

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

   In 1998, the Company sold $8.7 million of loans on a whole loan, non-recourse basis, which represented 0.5% of its originations and purchases. In 1999 and 1997, the Company did not have any whole loan sales.


LOAN SERVICING AND COLLECTIONS

   The Company has been servicing loans since its inception in 1982, and has serviced or is servicing substantially all of the loans that it has originated or purchased. Servicing involves, among other things, collecting payments when due, remitting payments of principal and interest and furnishing reports to the current owners of the loans and enforcing the current owners' rights with respect to the loans, including, recovering delinquent payments, instituting foreclosure and liquidating the underlying collateral. As of December 31, 1999, the Company had a servicing portfolio of $3.6 billion.

   The Company services all loans out of its headquarters in Woodbury, New York, utilizing a leading in-house loan servicing system called LSAMS which it purchased in 1995. LSAMS has provided the Company with considerably more flexibility to adapt the system to the Company's specific needs as a nonconforming home equity lender. As such, the Company has achieved significant cost efficiencies by automating a substantial number of previously manual servicing procedures and functions since its conversion to LSAMS.

   In December 1999, Delta purchased a new default management sub-servicing system, FORTRACS, with separate "modules" for foreclosure, bankruptcy, and REO to provide it with the ability to more efficiently monitor and service loans in default. These sub-servicing modules provide detailed tracking of all key events in foreclosure and bankruptcy on a loan-by-loan and portfolio-wide basis; the ability to track and account for all pre- and post-petition payments received in bankruptcy from the borrower and/or trustee; and the ability to monitor, market and account for all aspects necessary to liquidate an REO property after foreclosure. Information entered on FORTRACS is automatically uploaded to LSAMS on a daily basis. Further, information entered on LSAMS is automatically entered on FORTRACS. Additionally, Delta's Management Information Systems Department has created a market value analysis program to run with LSAMS, which provides Delta with the ability to monitor its equity position on a loan-by-loan and/or portfolio-wide basis. These features have led to cost savings through greater automation and system upgrades and have helped mitigate loan losses as the Servicing Department has been able to identify problem loans earlier, thus allowing for earlier corrective action.

   Centralized controls and standards have been established by the Company for the servicing and collection of mortgage loans in its portfolio. The Company revises such policies and procedures from time to time in connection with changing economic and market conditions and changing legal and regulatory requirements.

   The Company's collections policy is designed to identify payment problems sufficiently early to permit the Company to quickly address delinquency problems and, when necessary, to act to preserve equity in a preforeclosure property. The Company believes that these policies, combined with the experience level of independent appraisers engaged by the Company, help to reduce the incidence of charge-offs of a first or second mortgage loan.

   Borrowers are billed on a monthly basis in advance of the due date. Collection procedures commence upon identification of a past due account by the Company's automated servicing system using the Company's proprietary payment profiling software. If timely payment is not received, LSAMS automatically places the loan in the assigned collector's auto queue and collection procedures are generally initiated on the day determined by the proprietary software to be after the borrower's typical payment date. This payment profiling allows the Company to focus its collections efforts on those borrowers who are delinquent and outside their typical payment date as opposed to those borrowers who are delinquent but typically pay on or about a specific date each month. These loans are automatically queued into LSAMS auto queue as well as a Davox predictive dialer. The predictive dialer initiates the telephone calls and transfers the calls to a collector when a borrower is reached. If the predictive dialer determines a line is busy or receives a no answer, it automatically cycles those calls through the same day at pre-determined intervals. If the predictive dialer contacts an answering machine, an automated message is left. The account remains in the queue unless and until payment is received, at which point LSAMS automatically removes the loan from the collector's auto queue until the next payment profile pattern is broken. In the case of seriously delinquent accounts, collection calls can begin as soon as two days after the payment due date.

   When a loan appears in a collector's auto queue, a collector will telephone to remind the borrower that a payment is due. Follow-up telephone contacts are attempted until the account is current or other payment arrangements have been made. Standard form letters are utilized when attempts to reach the borrower by telephone fail and/or, in some circumstances, to supplement the phone contacts. During the delinquency period, the collector will continue to contact the borrower and property inspections are performed on or about the 45th day of delinquency. The Company's collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account on LSAMS. Additional guidance with the collection process is derived through frequent communication with the Company's senior management.

   On or about the ninety-first day of delinquency, the loan is referred to the loss mitigation department. This department is comprised of the collectors with the ability to negotiate payment plans, deeds in lieu, short sales and other cures. If their efforts have also been exhausted without success, the loss mitigation representative responsible for the account recommends the loan be sent to foreclosure at one of several foreclosure committee meetings held each month. The foreclosure committee is comprised of the loss mitigation representative, the foreclosure department manager and two members of the executive department. This meeting is held to determine whether foreclosure proceedings are appropriate, based upon the analysis of all relevant factors, including a market value analysis, reason for default and efforts by the borrower to cure the default.

   Regulations and practices regarding the liquidation of properties and the rights of a borrower in default vary greatly from state to state. As a result, all foreclosures are assigned to outside counsel, located in the same state as the secured property. Bankruptcies filed by borrowers are similarly assigned to appropriate local counsel. All aspects of foreclosures and bankruptcies are closely monitored by the Company through its sub-servicing loan system described above and through monthly status reports from attorneys.

   Prior to foreclosure sale, the Company performs an in-depth market value analysis on all defaulted loans. This analysis includes:

o a current valuation of the property obtained through a drive-by appraisal or broker's price opinion conducted by an independent appraiser or a broker from the Company's network of real estate brokers, complete with a description of the condition of the property, recent price lists of comparable properties, recent closed comparables, estimated marketing time and required or suggested repairs, and an estimate of the sales price;
o     an  evaluation  of the  amount  owed,  if any,  for real  estate  taxes;
o     an evaluation  of the amount owed, if any, to a senior  mortgagee;  and
o estimated carrying costs, brokers' fee, repair costs and other related costs associated with real estate owned properties. Delta bases the amount it will bid at foreclosure sales on this analysis.

   If Delta acquires title to a property at a foreclosure sale or otherwise, the REO department immediately begins working the file by obtaining an estimate of the sale price of the property by sending at least two local real estate brokers to inspect the premises, and then hiring one to begin marketing the property. If the property is not vacant when acquired, local eviction attorneys are hired to commence eviction proceedings or negotiations are held with occupants in an attempt to get them to vacate without incurring the additional time and cost of eviction. Repairs are performed if it is determined that they will increase the net liquidation proceeds, taking into consideration the cost of repairs, the carrying costs during the repair period and the marketability of the property both before and after the repairs.

   The Company's loan servicing software also tracks and maintains homeowners' insurance information and tax and insurance escrow information. Expiration reports are generated bi-weekly listing all policies scheduled to expire within the next 15 days. When policies lapse, a letter is issued advising the borrower of that lapse and notifying the borrower that the Company will obtain force-placed insurance at the borrower's expense. The Company also has an insurance policy in place that provides coverage automatically for the Company in the event that the Company fails to obtain force-placed insurance.

DELINQUENCY AND LOSS EXPERIENCE

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


                                                                     YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                              1999            1998            1997
                           `                                  ----            ----            ----
                                                                      (DOLLARS IN THOUSANDS)

Total Outstanding Principal Balance
    (at period end)...................................    $ 3,631,830      $ 2,950,435     $ 1,840,150
Average Outstanding(1)................................    $ 3,362,377      $ 2,436,343     $ 1,376,109
DELINQUENCY (at period end) 30-59 Days:
    Principal Balance.................................      $ 208,302        $ 153,726       $  90,053
    Percent of Delinquency(2).........................          5.73%            5.21%           4.89%
60-89 Days:
    Principal Balance.................................      $  83,000        $  50,034       $  28,864
    Percent of Delinquency(2).........................          2.28%            1.70%           1.57%
90 Days or More:
    Principal Balance.................................      $  56,435        $  47,887       $  17,695
    Percent of Delinquency(2).........................          1.55%            1.62%           0.96%
Total Delinquencies:
    Principal Balance.................................      $ 347,737        $ 251,647       $ 136,612
    Percent of Delinquency(2).........................          9.56%            8.53%           7.42%
FORECLOSURES
    Principal Balance.................................      $ 185,843        $ 145,679       $  85,500
    Percent of Foreclosures by Dollar(2)..............          5.11%            4.94%           4.65%
REO
     Principal Balance................................         36,663        $  18,811       $  10,292
     Percent of  REO..................................          1.01%            0.64%           0.56%
Net Gains/(Losses) on liquidated loans................      $ (14,722)       $  (8,704)      $  (4,986)
Percentage of Net Gains/(Losses) on liquidated
    loans (based on Average Outstanding Balance)......         (0.44%)          (0.36%)         (0.36%)
---------------

(1) Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total by the number of months in the applicable period.
(2) Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.

COMPETITION

   As an originator and purchaser of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Competition can take many forms, including interest rates and costs of the loan, convenience in obtaining a loan, service, marketing and distribution channels. Furthermore, the level of gains realized by the Company and its competitors on the sale of the type of loans originated and purchased has attracted additional competitors into this market with the effect of lowering the gains that may be realized by the Company on future loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions giving companies with greater volumes of originations a competitive advantage.

   Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors. Furthermore, certain large national finance companies and conforming mortgage originators have adapted their conforming origination programs and allocated resources to the origination of non-conforming loans and/or have otherwise begun to offer products similar to those offered by the Company, targeting customers similar to those of the Company. Fannie Mae and Freddie Mac have also expressed interest in adapting their programs to include products similar to those offered by the Company. The entrance of these larger and better capitalized competitors into the Company's market may have a material adverse effect on the Company's results of operations and financial condition.


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

   In September 1999, the Company settled allegations by the New York State Banking Department and a lawsuit by the New York State Office of the Attorney General alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a fund of approximately $4.75 million to be financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The proceeds of the fund will be used, for among other things, to pay for a variety of consumer educational and counseling programs.

   In March 2000, the Company finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Development, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

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

EMPLOYEES

   As of December 31, 1999, Delta had a total of 1,134 employees (full-time and part-time). None of Delta's employees are covered by a collective bargaining agreement. Delta considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

   Delta's executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where Delta leases approximately 120,000 square feet of office space at an aggregate annual rent of approximately $2.4 million. The lease provides for certain scheduled rent increases and expires in 2008.

   Delta's servicing operations are located at 99 Sunnyside Boulevard, Woodbury, New York 11797, where Delta leases approximately 40,000 square feet of office space at an aggregate annual rent of approximately $0.9 million. The lease provides for certain scheduled rent increases and expires in 2009.

   Delta also maintains a full service office in Atlanta, Georgia and business development offices in California, Delaware, Illinois, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, Rhode Island, and Virginia. Fidelity Mortgage currently maintains fourteen retail mortgage origination offices in Florida (3), Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2) and Tennessee; one telemarketing hub in Ohio; and one corporate office in Ohio. The terms of the leases vary as to duration and escalation provisions, with the latest expiring in 2004.

ITEM 3.  LEGAL PROCEEDINGS

   Because the nature of the Company's business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company is subject, in the normal course of business, to numerous claims and legal proceedings. The Company's lending practices have been the subject of several lawsuits styled as class actions and of investigations by various regulatory agencies including the New York State Banking Department (the "NYSBD"), the Office of the Attorney General of the State of New York (the "NYOAG") and the United States Department of Justice (the "DOJ"). The current status of these actions are summarized below.

o In or about November 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that the Company had violated the Home Equity and Ownership Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Lawss.349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought the injunctive  relief on their  behalf.  The Company  opposed  the motions.
      On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Cour Judge issued a preliminary injunction enjoining the Company from proceeding with the foreclosure sales of the three intervenors' properties. The Company has filed a motion for reconsiderationof the December 23, 1998 order. In January 1999, the Company filed an answer to plaintiffs'
      first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint  In August 1999, plaintiffs filed  a  second  amended  complaint  that,  among  other  things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, the Company filed a motion to dismiss the complaint. Also in September 1999, plaintiffs filed a motion for class certification. In February 2000, Delta submitted opposition to Plaintiffs' motion. In or about October 1999, plaintiffs filed a motion seeking an order preventing the Company, its attorneys and/or the New York State Banking Department(the "NYSBD") from issuing notices to certain of Delta's borrowers, in accordance with a settlement agreement entered into by and between the Company and the NYSBD. In or about October 1999 and November 1999, respectively, Delta and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permits Delta to issue an approved form of the notice. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

o In or about March 1999, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, the Company filed an answer to the complaint. In August 1999, plaintiffs filed a motion for class certification. The Company's response to the motion for class certification is not due until after class discovery is completed. In September 1999, the Company filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, the Company filed a motion to change venue and Plaintiff's opposed the motion. In July 1999, the Court denied the motion to change venue. The Company appealed and in March 2000, the Appellate Court granted Delta's appeal to change venue from New York County to Nassau County. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

o In or about July 1999, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Western District of New York, alleging that amounts collected and maintained by it in certain borrowers' tax and insurance escrow accounts exceeded certain statutory (RESPA) and/or contractual (the respective borrowers' mortgage agreements) ceilings. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the Company's practices violate applicable statutes and/or the mortgage agreements, (c) injunctive relief, and (d) unspecified compensatory and punitive damages (including attorneys' fees). In October 1999, the Company filed a motion to dismiss the complaint. In or about November 1999, the case was transferred to the United States District Court for the Northern District of Illinois. In February 2000, the plaintiff opposed the Company's motion to dismiss. In March 2000, the Court granted the Company's motion to dismiss in part, and denied it in part. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

o In or about August 1999, the Office of the Attorney General for the State of New York (the "NYOAG") filed a lawsuit against the Company alleging violations of (a) RESPA (by paying yield spread premiums), (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Lawss.296-a, and (e) New York Executive Lawss. 63(12). In September 1999, Delta and the NYOAG settled the lawsuit, as part of a global settlement by and among Delta, the NYOAG and the NYSBD, evidenced by that certain (a)
      Remediation Agreement by and between Delta and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a fund of approximately $4.75 million to be financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The proceeds of the fund will be used, for among other things, to pay for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against the Company.

      The Remediation Agreement and Stipulated Order on Consent supersede the Company's previously announced settlements with the NYOAG and the NY Banking Dept. In March 2000, the Company finalizeda settlemen agreement with the United States Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Renewal, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

o In November 1999, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York seeking certification as a class action and alleging violations of the federal securities laws in connection with the Company's initial public offering in 1996 and its reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged recently in the consumer lawsuits and regulatory actions indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in the Company's common stock. The Company has learned of several other lawsuits that purportedly contain the same or simila allegations agains the Company. The Company believes that it has meritoriou defenses and intends to defend these suits, but has not answered yet and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of stockholders was held on May 12, 1999. At the meeting, Hugh Miller was elected as a Class III Director for a term of three years. Sidney A. Miller, Martin D. Payson, Richard Blass and Arnold B. Pollard continue to serve as members of the Board of Directors.

            Votes cast in favor of Mr. Miller's election totaled 14,125,210 while 26,985 votes were withheld.

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

1999                                                  HIGH          LOW
----                                                  ----         ----
First Quarter ............................       $    8.25     $   4.75
Second Quarter ...........................            8.13         4.88
Third Quarter.............................            7.81         5.00
Fourth Quarter ...........................            5.06         3.63

1998                                                  HIGH          LOW
----                                                  ----         ----
First Quarter ............................        $  18.56      $  9.56
Second Quarter ...........................           20.25        17.06
Third Quarter.............................           18.00         4.50
Fourth Quarter ...........................            7.75         3.13

   On March 27, 2000, the Company had approximately 86 stockholders of record. This number does not include beneficial owners holding shares through nominee or "street" names. The Company believes the number of beneficial stockholders is approximately 1,250.


DIVIDEND POLICY

   The Company did not pay any dividends in 1999 and, in accordance with its present general policy, has no present intention to pay cash dividends.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
                                                                            YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------------
                                                           1999          1998          1997         1996          1995
                                                           ----          ----          ----         ----          ----
Income Statement Data:                                            (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
  Revenues:
      Net gain on sale of mortgage loans.............  $    78,663    $   91,380    $   85,890    $  46,525     $  15,383
      Interest.......................................       31,041        12,458        22,341       16,372        13,588
      Servicing fees.................................       16,341        10,464         7,511        5,368         2,855
      Origination fees (1) ..........................       28,774        25,273        18,108        5,266         4,309
                                                       -----------    ----------    ----------    ---------     ---------
           Total revenues............................      154,819       139,575       133,850       73,531        36,135
                                                       -----------    ----------    ----------    ---------     ---------

 Expenses:
      Payroll and related costs (1)..................       65,116        56,709        41,214       17,633        13,753
      Interest.......................................       26,656        30,019        19,964       11,298         7,964
      General & administrative (1)...................       55,318        34,351        21,522       11,112         9,832
                                                       -----------    ----------    ----------    ---------     ---------
            Total expenses...........................      147,090       121,079        82,700       40,043        31,549
                                                       -----------    ----------    ----------    ---------     ---------

 Income before income taxes and
      extraordinary item.............................        7,729        18,496        51,150       33,488         4,586
  Provision for income taxes(1)......................        3,053         7,168        20,739        9,466            --
                                                       -----------    ----------    ----------    ---------     ---------

  Income before extraordinary item...................        4,676        11,328        30,411       24,022         4,586
  Extraordinary item:................................
      Gain on extinguishment of debt.................           --            --            --        3,168            --
                                                       -----------    ----------    ----------    ---------     ---------
  Net income.........................................  $     4,676        11,328        30,411       27,190         4,586
                                                       -----------    ----------    ----------    ---------     ---------

Pro forma information (2)(3):
  Provision for pro forma income taxes
      before extraordinary item......................           --            --            --       14,400         1,972
                                                       -----------    ----------    ----------    ---------     ---------
  Pro forma income before  extraordinary item........ $      4,676        11,328        30,411       19,088         2,614
                                                       -----------    ----------    ----------    ---------     ---------
  Per share data(2)(4):
      Earnings per common share -
            basic and diluted........................ $       0.30          0.74          1.98         1.46          0.21

      Weighted average number of
            shares outstanding.......................   15,511,214    15,382,161    15,359,280   13,066,485    12,629,182


Selected Balance Sheet Data:
  Loans held for sale, net........................... $     89,036        87,170        79,247       82,411        63,324
  Capitalized mortgage servicing rights..............       45,927        33,490        22,862       11,412         3,831
  Interest-only and residual certificates............      224,659       203,803       167,809       83,073        25,310
  Total assets.......................................      556,835       481,907       393,232      231,616       139,293
   Senior notes, warehouse financing and
      other borrowings...............................      258,493       229,660       177,540       95,482        82,756
  Investor payable...................................       82,204        63,790        40,852       20,869        13,444
  Total liabilities..................................      409,694       344,219       266,779      138,098       109,460
  Stockholders' equity...............................      147,141       137,688       126,453       93,518        29,833

---------------

(1) In connection with the February 1997 acquisition of Fidelity Mortgage, the Company incurred additional expenses normally associated with a retail operation. Fidelity Mortgage's loan origination points when recognized are reported as origination fee income.
(2) Figures for December 31, 1999, 1998 and 1997 are actual; pro forma presentation for the years 1996 and 1995.
(3) Prior to October 31, 1996, Delta Funding (a wholly-owned subsidiary) was treated as an S corporation for Federal and state income tax purposes. The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation at an assumed tax rate of 43%.
(4) Pro forma earnings per common share has been computed by dividing pro forma net income by the sum of (a) 10,653,000 shares of the Company's common stock received by the former shareholders in exchange for their shares of Delta Funding, and (b) the effect of the issuance of 1,976,182 shares of the Company's common stock issued in the Company's initial public offering to generate sufficient cash for certain S corporation distributions paid to the former shareholders, which shares are treated as if they had always been outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING  DISCUSSION  SHOULD BE READ IN CONJUNCTION  WITH THE  CONSOLIDATED
FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

GENERAL

   Delta Financial Corporation (the "Company" or "Delta"), through its wholly-owned subsidiaries, engages in the consumer finance business by originating, acquiring, selling and servicing non-conforming home equity loans. Throughout its 18 years of operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios for such purposes as debt consolidation, home improvement, mortgage refinancing or education.

   Through its wholly-owned subsidiary, Delta Funding Corporation ("Delta Funding"), the Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of the borrower ("Brokered Loans") and also purchases loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). Delta Funding currently originates and purchases the majority of its loans in 24 states, through its network of approximately 1,600 brokers and correspondents.

   Through its wholly-owned subsidiary, Fidelity Mortgage Inc., the Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 14 retail offices located in eight states. In March 2000, the Company decided to close a branch in Georgia. In March 2000, the Company decided to close a branch in Georgia.

   In June 1999, the Company announced a settlement in principle with the Office of the Attorney General for the State of New York ("NYOAG"), which was to provide for retrospective relief to certain borrowers in the form of reduced monthly obligations aggregating $6 million and prospective changes to some of the Company's lending practices. The NYOAG took issue with Delta's lending practices, specifically which loans should and should not be made by Delta. The settlement in principle was later expanded to include the New York State Banking Department ("NYSBD") and the U.S. Department of Justice ("DOJ"), which had raised similar concerns relating to Delta's lending practices. In September 1999, the Company finalized its settlements with the NYSBD and the NYOAG, but only after the NYOAG filed suit against the Company in August 1999, as evidenced by (1) a Remediation Agreement by and between the Company and the NYSBD, and (2) a Stipulated Order on Consent by and among the Company and the NYOAG.

   As part of the final global settlement (in lieu of the previously announced $6 million settlement with the NYOAG), the Company agreed to, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a reversionary fund (the "fund"), administered by a trustee named by the NYSBD, financed by the grant by Delta of 525,000 shares of Delta's common stock, valued at an assumed constant price of $9.10 per share, which approximates the book value of the shares. All proceeds raised through the fund shall be used for restitution and/or to pay for a variety of educational and counseling programs at the discretion of the NYSBD.

   The twelve-month period ended December 31, 1999 includes a $12.0 million pre-tax charge for the global settlement with the NYSBD and the NYOAG. The Company recorded a $6.0 million pre-tax charge in the second quarter of 1999 when it reached a settlement in principle with the NYOAG. Subsequently, an additional $6.0 million pre-tax charge was recorded in the third quarter of 1999 when the Company reached a global settlement with the NYSBD and the NYOAG. The Company finalized its agreement with the DOJ subsequent to December 31, 1999. The DOJ settlement, which parallels the NYSBD and NYOAG settlement agreements, was also signed by the Federal Trade Commission and the U.S. Department of Housing and Urban Development. See "Legal Proceedings" for a more detailed discussion of the settlement.

CERTAIN ACCOUNTING CONSIDERATIONS

   As a fundamental part of its business and financing strategy, Delta sells the majority of its loans through securitization to a securitization trust and derives a substantial portion of its income from these sales. In a securitization, the Company sells a pool of loans it has originated or purchased to a REMIC trust for a cash purchase price. The trust, in turn, finances the purchase of the pool of loans it has acquired by selling "pass-through certificates," or bonds, which represent undivided ownership interests in the trust. Holders of the pass-through certificates are entitled to receive monthly distributions of all principal received on the underlying mortgages and a specified amount of interest, determined at the time of the offering.

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

   Upon the securitization of a pool of loans, the Company (i) recognizes in income, as origination fees, the unamortized origination fees included in the investment in the loans sold, and (ii) recognizes a gain on sale of loans equal to the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record interest-only and residual certificates and mortgage servicing rights received in the securitization. The majority of the net gain on sale of mortgage loans results from the fair value of the interest-only and residual certificates retained by the Company in a securitization for each period and the market value of the interest-only certificates sold in connection with each securitization.

   The Company sold the interest-only  certificates  created in each of the 1999 securitizations for cash proceeds and intends to continue to sell the interest-only certificate as long as the sale effectively maximizes cash flow and profitability.

   The interest-only and residual certificates received by the Company upon the securitization of a pool of loans are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the amount initially allocated to the interest-only and residual certificates at the date of a securitization reflects the fair value of those interests. The amount recorded for the certificates is reduced for distributions thereon which the Company receives from the trust, and is adjusted for subsequent changes in the fair value of interest-only and residual certificates, which are reflected in the statement of operations. The Company assesses the fair value of interest-only and residual certificates based upon updated estimates of prepayment and default rates relating to loan groups comprised of loans of similar types, terms, credit quality, interest rates, geographic location and value of loan collateral, which represent the predominant risk characteristics that would affect prepayments and default rates.

   The Company values the mortgage servicing rights it retains in a securitization under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In accordance with SFAS No. 125, the amount of the investment in the loans allocated to the retained servicing rights is measured at the allocated carrying amount of such servicing rights, based on the fair value of the servicing rights. The fair value of the servicing rights is determined by discounting to a present value (using a discount rate which management believes reflects the discount rate market participants would utilize in purchasing similar loan servicing rights) the estimated future contractual and ancillary servicing fees the Company will receive and the estimated costs of servicing the loans. Those estimates are based on the stated terms of the transferred loans adjusted for estimates of future prepayment rates made on the basis of interest rate conditions and the availability of alternative financing, and estimates of future defaults among those loans, each of which would terminate the servicing of the loan and thus negatively affect servicing income. The carry value of the servicing rights, which is classified on the balance sheet as "Capitalized mortgage servicing rights," is then amortized over the period of the estimated net future cash flows from the servicing income. SFAS No. 125 also requires that the capitalized mortgage servicing rights be assessed periodically to determine if there has been any impairment of the value of the asset, based on the date of the assessment. The Company performs this assessment based on the same prepayment and default estimates used to value interest-only and residual certificates. A valuation allowance is provided for the capitalized servicing rights relating to any pool of loans for which the recorded investment exceeds the fair value of the servicing rights.

   In recording and accounting for mortgage servicing rights and interest-only and residual certificates, the Company makes estimates of rates of prepayments and defaults, and the value of collateral, which it believes reasonably reflect economic and other relevant conditions. The actual rate of prepayments, defaults and the value of collateral generally will differ from the estimates used due to subsequent changes in economic and other relevant conditions and the implicit imprecision of estimates, and such differences can be material. Prepayment and default rates, which are higher than those estimated, would adversely affect the value of both the mortgage servicing rights (actual mortgage servicing income will be less, and significant changes could require an impairment of the capitalized mortgage servicing rights) and the interest-only and residual certificates, for which changes in fair value are recorded in operations. Conversely, prepayment and default rates, which are lower than those estimated, would increase the servicing income earned over the life of the loans and positively impact the value of the interest-only and residual certificates.

   There are currently two methods used to calculate the present value of the residual interests, the "cash-in" and "cash-out" methods. The "cash-in" method assumes value as the residual cash flow is received by the securitization trust even if it is used to create an overcollateralization provision. In contrast, the "cash-out" method assumes value at the time the residual cash flow is actually received by the residual certificate holder (Delta) from the securitization trust, which is only after the required overcollateralization provision has been met. As the Company receives residual cash flows from the securitization trust, generally 12 to 20 months following the primary issuance, these two methods will create dramatically different values. The Company uses the more conservative "cash-out" method, which calculates value at the time the residual cash flow is actually received by Delta.

   The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission have issued proposals relating to SFAS No. 125 that would require companies to use the "cash-out" (more conservative), not the "cash-in" (more aggressive), method in accounting for the value of the retained interest (residual) in securitizations and overcollateralization assets. This would result in one-time residual asset write-downs for companies that currently use the "cash-in" method. The Company always has used the more conservative "cash-out" method for accounting and will not be susceptible to a write-down as a result of this proposed accounting change.



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

   As a result, at June 30, 1998, the Company adjusted its prepayment assumptions, increasing the maximum prepayment rates for all loans, and changing the rate at which prepayments are assumed to increase from the initial rate to the maximum rate from a "ramp" to a "vector" curve. These revised prepayment assumptions were used to estimate the fair value of the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in securitizations completed prior to the second quarter of 1998. These revised prepayment assumptions were also used in valuing and recording the interest-only and residual certificates and capitalized mortgage servicing rights retained by the Company in its securitizations completed subsequent to the first quarter of 1998.

   During the second quarter of 1998, the Company recorded a $15.5 million reduction in the carrying amount of its interest-only and residual certificates, and also recorded a $1.9 million reduction in the carrying amount of its capitalized mortgage servicing rights to reflect a provision for impairment (the "fair value adjustments"). Both impairment provisions resulted from reductions in the Company's estimates of the fair value of those assets. The reductions in the estimated fair value resulted from the change in the prepayment assumptions used by the Company to estimate the future cash flows to be derived from the interest-only and residual certificates and the mortgage servicing rights.

   The Company makes assumptions concerning prepayment rates and defaults based upon the seasoning of its existing securitization loan portfolio. The following table compares the prepayment assumptions used subsequent to the third quarter of 1999 (the "new" assumptions"), with those used subsequent to the first quarter of 1998 (the "2Q98" assumptions) and those used at December 31, 1997 and through the first quarter of 1998 (the "old" assumptions):

LOAN TYPE                    MONTH 1 SPEED                PEAK SPEED *
---------              -------------------------     ---------------------
                       NEW      2Q98     OLD          NEW     2Q98      OLD
                       ---      ----     ---          ---     ----      ---
Fixed Rate Loans       4.0%     4.8%     4.8%         31%      31%      24%
Six-Mo. LIBOR ARMs    10.0%    10.0%     5.6%         50%      50%      28%
Hybrid ARMs            4.0%     6.0%     5.6%         50%      50%      28%

* Since the second quarter of 1998,  the Company has utilized a "vector"  curve,
  instead  of  a  "ramp"  curve,   which  the  Company  believes  will  be  more
  representative of future loan prepayment experience.


    In 1999, the Company continued, as part of its ongoing practice, to review and assess its prepayment rate and loan loss reserve assumptions using a variety of factors. Such factors included a review of its own loan portfolio performance data, as well as management's current views on both the economic and competitive environments. Based upon this review, the Company revised both its prepayment rate and loan loss reserve assumptions in 1999 to better reflect its anticipated future loan performance.

   In the first quarter of 1999, the Company increased its loss reserve initially established for both fixed- and adjustable-rate loans sold to the securitizations trusts from 2.00% to approximately 2.20% of the issuance amount securitized.

   In the fourth quarter of 1999, the Company lowered its prepayment speed assumption along parts of the prepayment rate vector curve while leaving the peak speeds intact. In addition, the Company increased its loss reserve initially established for both fixed- and adjustable-rate loans sold to the securitizations trusts from 2.20% to approximately 3.10% of the issuance amount securitized.

   The prepayment rate assumption was revised primarily to reflect the Company's actual loan performance experience over the past several quarters. Management believes that industry consolidation and a higher interest rate environment has and will continue to deter borrowers from refinancing their mortgage loans. The loan loss reserve assumption was revised to reflect management's belief that slower prepayment speeds, coupled with an anticipated flat to slightly moderate rise in home values as compared to the past few years and borrowers who had avoided default through refinancing may be readily unable to do so because of industry consolidation and a higher interest rate environment, may have an adverse effect on the Company's non-performing loans.

   These changes resulted in approximately a $6.3 million reduction in the Company's value of the residual and interest-only certificates for the year 1999.

   An annual discount rate of 12.0% was utilized in determining the present value of cash flows from residual certificates, using the "cash-out" method, which are the predominant form of retained interests at both December 31, 1999 and December 31, 1998.

   The Company uses the same prepayment assumptions in estimating the fair value of its mortgage servicing rights.





RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998


GENERAL

   The Company's net income for the year ended December 31, 1999 was $4.7 million, or $0.30 per share, compared to $11.3 million, or $0.74 per share, for the year ended December 31, 1998. Excluding a one-time charge relating to the Company's settlement with the NYSBD and the NYOAG, the Company's net income for the year ended December 31,1999, would have been $12.0 million, or $0.77 per share. Comments regarding the components of net income are detailed in the following paragraphs.


REVENUES

   Total revenues increased $15.2 million, or 11%, to $154.8 million for the twelve months ended December 31, 1999, from $139.6 million for the comparable period in 1998. The increase in revenue was primarily attributable to fair value adjustments the Company made to its interest-only and residual certificates and capitalized mortgage servicing rights in the second quarter of 1998 (See "-Fair Value Adjustments"), an increase in servicing fees and origination fees, and was partially offset by a decrease in the net gain recognized on the sale of mortgage loans.

   The Company originated and purchased $1.47 billion of mortgage loans for the twelve months ended December 31, 1999, representing a 15% decrease from $1.73 billion of mortgage loans originated and purchased for the comparable period in 1998. The Company completed three securitizations and a loan sale through a conduit facility in 1999 totaling $1.46 billion, compared to four securitizations and loan sales totaling $1.73 billion in 1998. Total loans serviced increased 23% to $3.63 billion at December 31, 1999 from $2.95 billion at December 31, 1998.

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

   Net gain on sale of mortgage loans decreased $12.7 million, or 14%, to $78.7 million for the twelve months ended December 31, 1999, from $91.4 million for the comparable period in 1998. This decrease was primarily due to a 16% decrease in the amount of loans securitized or sold through a conduit facility to $1.46 billion in 1999, compared to $1.73 billion of loans securitized or sold in 1998; a revision to the Company's loan loss reserve assumption in 1999 (See "-Fair Value Adjustments"); coupled with wider spreads demanded by asset-backed investors who purchase the pass-through certificates issued by securitization trusts during 1999 compared to 1998. The decrease was partially offset by lower aggregate premiums paid to acquire loans, resulting from both a decrease in amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents. The weighted average net gain on sale ratio was 5.4% in 1999 compared to 5.3% in 1998.

   INTEREST INCOME. Interest income primarily represents the sum of (1) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect changes in the fair value of the interest-only and residual certificates, (2) the gross interest earned on loans held for sale (other than for loans sold into the conduit in which case, it is the net interest spread), (3) with respect to loans sold into the conduit, the net interest margin earned (excess servicing) between the weighted average rate on the mortgage loans less the conduit's variable funding rate plus administrative fees, and (4) interest earned on cash collection balances.

    Interest income increased $18.5 million, or 148%, to $31.0 million for the twelve months ended December 31, 1999, from $12.5 million for the comparable period in 1998. The increase in interest income was primarily due to fair value adjustments made in 1998 to the Company's interest-only and residual certificates, including a $15.5 million reduction in the second quarter of 1998 related to the change in prepayment assumptions (see "-Fair Value Adjustments"). The increase was also attributable to an increase in income recognized from the Company's interest-only and residual certificates primarily due to slower-than-anticipated actual prepayment rates. (see "-Fair Value Adjustments"). This was offset partially by the accounting for loans sold by the Company to a mortgage loan conduit prior to securitization in the third and fourth quarters of 1999. For conduit-related sales, the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights (see "--Certain Accounting Considerations"), and (2) prepaid interest shortfalls.

   Servicing fees increased $5.8 million, or 55%, to $16.3 million for the twelve months ended December 31, 1999, from $10.5 million for the comparable period in 1998. This increase was primarily due to an increase in the aggregate size of the Company's servicing portfolio and the recording of a $1.9 million impairment provision for the Company's mortgage servicing rights during the second quarter of 1998 (See "-Fair Value Adjustments"). The average balance of the mortgage loans serviced by the Company increased 38% to $3.36 billion for the twelve months ended December 31, 1999 from $2.44 billion during the comparable period in 1998.

   ORIGINATION FEES. Origination fees represent fees earned on brokered and retail originated loans. Origination fees increased $3.5 million, or 14%, to $28.8 million for the twelve months ended December 31, 1999, from $25.3 million for the comparable period in 1998. The increase was primarily the result of (a) a 36% increase in retail originated loans and (b) a 6% increase in broker originated loans.



EXPENSES

   Total expenses increased by $26.0 million, or 21%, to $147.1 million for the twelve months ended December 31, 1999, from $121.1 million for the comparable period in 1998. The increase was primarily the result of an increase in general and administrative expenses primarily related to the Company's settlement with the NYSBD and the NYOAG, and legal fees associated with the settlement, as well as personnel costs associated with the Company's expanded retail, broker and servicing divisions, partially offset by a decrease in interest expense.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs increased by $8.4 million, or 15%, to $65.1 million for the twelve months ended December 31,1999, from $56.7 million for the comparable period in 1998. The increase was primarily due to staff increases related to growth in the Company's servicing portfolio and commissions paid to employees related to an increase in loans originated through the Company's broker and retail divisions. As of December 31, 1999, the Company employed 1,134 full- and part-time employees, compared to 1,104 full- and part-time employees as of December 31, 1998.

   INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases under the $150 million aggregate principal amount of 9.5% Senior Notes due 2004 issued in July 1997 (the "Senior Notes") and the Company's credit facilities.

   Interest expense decreased by $3.4 million, or 11%, to $26.6 million for the twelve months ended December 31, 1999 from $30.0 million for the comparable period in 1998. The decrease was primarily attributable to the accounting for loans sold through a mortgage loan conduit prior to their securitization in the third and fourth quarters of 1999, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. In addition, there was a decrease in the cost of funds on the Company's credit facilities, which were tied to one-month LIBOR. The one-month LIBOR index decreased to an average interest rate of 5.2% in the twelve months ended December 31, 1999, compared to an average interest rate of 5.6% for the comparable period in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, license fees, legal and accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses increased $20.9 million, or 61%, to $55.3 million for the twelve months ended December 31, 1999 from $34.4 million for the comparable period in 1998. This increase was primarily attributable to (1) the Company's settlement with the NYSBD and the NYOAG, and the associated legal costs, and (2) an increase in depreciation expense and management and consulting fees, reflecting the Company's ongoing investment in technology.

   INCOME TAXES. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   The Company recorded tax provisions of $3.1 million and $7.2 million for the periods ended December 31, 1999 and 1998, respectively. Income taxes provided a 39.5% effective tax rate for the year ended December 31, 1999, compared to a 38.8% effective tax rate for the year ended December 31, 1998.



YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

GENERAL

   The Company's net income for the year ended December 31, 1998 was $11.3 million, or $0.74 per share, compared to $30.4 million, or $1.98 per share, for the year ended December 31, 1997. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues increased $5.7 million, or 4%, to $139.6 million for the twelve months ended December 31, 1998, from $133.9 million for the comparable period in 1997. The increase in revenue was primarily attributable to increases in origination fees and the net gains recognized on the sale of mortgage loans, reflecting the growth in the Company's level of loan originations and purchases and securitizations. In addition, servicing fees increased due to an increase in the aggregate size of the Company's loan servicing portfolio. These increases were significantly offset by a decline in interest income primarily due to the fair value adjustments made to the Company's interest-only and residual certificates and capitalized mortgage servicing rights in the second and fourth quarters of 1998 (see "--Fair Value Adjustments") and a larger than normal hedge loss which was not offset by a higher gain on sale
because   asset-backed   investors  who  typically   purchase  the  pass-through
certificates issued by securitization trusts demanded wider spreads (see "Net gain on sale of mortgage loans").

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

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans increased $5.5 million, or 6%, to $91.4 million for the twelve months ended December 31, 1998, from $85.9 million for the comparable period in 1997. The increase was primarily due to a 40% increase in the amount of loans securitized or sold on a whole loan basis to $1.73 billion in 1998, compared to $1.24 billion of loans securitized in 1997, but was partially offset by a lower weighted average net gain on sale ratio. The weighted average net gain on sale ratio was 5.3% in 1998 compared to 7.0% in 1997.

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

   INTEREST INCOME. Interest income decreased $9.8 million, or 44%, to $12.5 million for the twelve months ended December 31, 1998, from $22.3 million for the comparable period in 1997. The decrease in interest income was primarily due to the $15.5 million and $2.8 million fair value adjustments made during the second and fourth quarters of 1998 to the interest-only and residual certificates previously discussed (see "--Fair Value Adjustments"). The effect of that adjustment was partially offset by increases in (a) interest-only and residual certificates income, (b) interest on loans held for sale due to higher average balances, partially offset by a decline, from 11.0% to 10.2%, in the weighted average coupon rate on the mortgage loans, reflecting both a lower interest rate environment and the Company's shift to higher credit quality loans and (c) interest on bank deposits resulting from a higher average balance held in securitization trust accounts by the Company.

   SERVICING FEES. Servicing fees increased $3.0 million, or 40%, to $10.5 million for the twelve months ended December 31, 1998, from $7.5 million for the comparable period in 1997. The increase was primarily due to an increase in the aggregate size of the Company's servicing portfolio, partially offset by the recording of the $1.9 million provision for the Company's capitalized mortgage servicing rights. (See "--Fair Value Adjustments"). The average balance of mortgage loans serviced by the Company increased 77% to $2.44 billion for the twelve months ended December 31, 1998, from $1.38 billion for the comparable period in 1997.

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

   INTEREST EXPENSE. Interest expense increased $10.0 million, or 50%, to $30.0 million for the twelve months ended December 31, 1998, from $20.0 million for the comparable period in 1997. The increase was primarily attributable to (1) the Company's issuance of Senior Notes in July 1997 and (2) growth in loan production, which increased the level of debt needed throughout 1998 to finance the inventory of loans held for sale prior to their securitization.

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



FINANCIAL CONDITION

DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

   Cash and interest-bearing deposits increased $6.8 million, or 14%, to $56.0 million at December 31, 1999 from $49.2 million at December 31, 1998. This increase was primarily due to a higher average loan servicing portfolio resulting in additional monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable increased $9.8 million, or 44%, to $32.3 million at December 31, 1999 from $22.5 million at December 31, 1998. The increase was primarily attributable to an increase in reimbursable servicing advances made by the Company, acting as servicer for its securitization program, related to a higher average servicing portfolio. The Company's average servicing portfolio increased 38% to $3.36 billion as of December 31, 1999 from $2.44 billion as of December 31, 1998.

   Loans held for sale increased $1.8 million, or 2%, to $89.0 million at December 31, 1999 from $87.2 million at December 31, 1998. This increase was primarily due to the net difference between loan originations and loans securitized or sold during 1999.

   Accrued interest receivable increased $16.4 million, or 35%, to $63.3 million at December 31, 1999 from $46.9 million at December 31, 1998. This increase was primarily due to a larger average loan servicing portfolio, which resulted in increased reimbursable interest advances made by the Company, acting as servicer for its securitization program.

   Capitalized mortgage servicing rights increased $12.4 million, or 37%, to $45.9 million at December 31, 1999 from $33.5 million at December 31, 1998. This increase was directly attributable to the Company's capitalizing the allocated carrying value amount of the servicing assets, totaling $20.5 million, resulting from the Company's completion of three securitizations during 1999, partially offset by the amortization of capitalized mortgage servicing rights.

   Interest-only and residual certificates increased $20.9 million, or 10%, to $224.7 million at December 31, 1999 from $203.8 million at December 31, 1998. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $48.4 million from its securitizations during the year ended December 31, 1999, partially offset by normal amortization due to cash distributions and fair value adjustments.

   Equipment, net, increased $4.7 million, or 28%, to $21.7 million at December 31, 1999 from $17.0 million at December 31, 1998. The increase was primarily due to capital expenditures related to new technology and expansion.

   Cash held for advance payments increased $3.6 million, or 36%, to $13.6 million at December 31, 1999 from $10.0 million at December 31, 1998. This increase was primarily due to a higher average loan servicing portfolio resulting in additional monies held in securitization escrow trust accounts by the Company, acting as servicer.

   Warehouse financing and other borrowings increased $28.7 million, or 36%, to $109.0 million at December 31, 1999 from $80.3 million at December 31, 1998. This increase was primarily related to operating cash used to fund capital expenditures (primarily investment in technology), legal fees associated with the NYSBD and NYOAG settlement, and interest (delinquency) and servicing advances made by the Company, acting as servicer for its securitization program.

   The aggregate principal balance of the Senior Notes, net of unamortized bond discount, totaled $149.5 million at December 31, 1999 compared to $149.4 million at December 31, 1998. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually each February 1 and August 1.

   Accounts payable and accrued expenses increased $22.6 million, or 108%, to $43.6 million at December 31, 1999 from $21.0 million at December 31, 1998. This increase was primarily attributable to the accrual of the Company's settlement with the NYSBD and the NYOAG, in addition to the timing of various other operating accruals and payables.

   Investor payable increased $18.4 million, or 29%, to $82.2 million at December 31, 1999 from $63.8 million at December 31, 1998. This increase was primarily due to the 23% increase in the Company's portfolio of serviced loans to $3.64 billion at December 31, 1999 from $2.95 billion at December 31, 1998. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Advance payments by borrowers for taxes and insurance increased $4.2 million, or 44%, to $13.8 million at December 31, 1999 from $9.6 million at December 31, 1998. This increase is primarily due to a higher average loan servicing portfolio and the timing of payments collected and disbursed resulting in additional monies held in escrow trust accounts by the Company acting as a servicer.

   Deferred tax liability decreased $8.4 million, or 45%, to $10.4 million at December 31, 1999 from $18.8 million at December 31, 1998. This decrease was primarily due to income tax payments of $11.5 million.

   Stockholders' equity increased $9.4 million, or 7%, to $147.1 million at December 31, 1999 from $137.7 million at December 31, 1998. This increase is primarily due to net income for 1999 of $4.7 million and the issuance of 525,000 shares of the Company's common stock at $9.10 per share related to Company's settlement with the NYSBD and NYOAG.



LIQUIDITY AND CAPITAL RESOURCES

   Following three successive quarters of generating positive cash flow from operations, the Company had an operating cash deficit in the third and fourth quarters of 1999. The Company anticipates it will continue to have an operating cash deficit for at least the next two quarters, due primarily to lower projected aggregate cash inflows from the Company's retained interest-only and residual certificates. The lower projected inflows are due to expected timing differences between older deals cash flowing less per month per deal as the mortgage pool pays down and newer deals not yet cash flowing until initial reserve requirements are satisfied. As initial reserve requirements on some newer deals are reached, the Company expects to receive greater aggregate cash inflows from its retained interest-only and residual certificates which, coupled with (a) the Company's continued concentration on its less cash-intensive broker and retail originations and (b) its recent history of utilizing favorable securitization structures that have allowed the Company to sell senior interest-only certificates for an up front cash purchase price, may offset the operating cash deficit in future quarters. However, market conditions and various other possibilities identified below under "Risk Factors" could impact the Company's cash flows potentially resulting in a more significant negative cash flow.

   For the years ended December 31, 1999 and 1998, the Company had operating cash deficits of $12.4 million and $24.6 million, respectively. The reduction in negative operating cash flow was primarily due to the Company's de-emphasis of the correspondent loan production channel, thereby decreasing the amount of premiums paid to correspondents and an increase in the cash flows from the Company's retained interest-only and residual certificates. However, the Company continues to use its operating cash to fund interest (delinquency) and servicing advance obligations required as servicer for its securitization program. These interest and servicing advances are reimbursable to the Company as the borrowers repay their obligations over time. As such, the exact timing of these reimbursements cannot be predicted with certainty.

   Currently, the Company's primary cash requirements include the funding of (1) loan originations and purchases pending their pooling and sale, (2) the points and expenses paid in connection with the acquisition of correspondent loans, (3) interest expense on its Senior Notes and warehouse and other financings, (4) fees, expenses, interest (delinquency) advances, servicing-related advances and tax payments incurred in connection with its securitization program, and (5) ongoing administrative and other operating expenses, including fees and expenses associated with the Company's settlement of claims by the NYSBD and the NYOAG.

   The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and purchase loans. Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support the continued growth of its loan originations and purchases, securitizations and general operating expenses. On July 23, 1997, the Company completed an offering of the Senior Notes. A portion of the Senior Notes proceeds were used to pay down various financing facilities with the remainder used to fund the Company's growth in loan originations and purchases and its ongoing securitization program. The Company's primary sources of liquidity continue to be warehouse and other financing facilities, securitizations and, subject to market conditions, sales of whole loans and debt and equity securities.

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company had six warehouse facilities as of December 31, 1999 for this purpose. One warehouse facility is a $200 million committed credit line with a variable rate of interest and a maturity date of March 2000. This facility's maturity date was extended from February 1999 to March 2000 during the three months ended March 31, 1999. The Company's second warehouse facility, a syndicated $100 million committed revolving line with a variable rate of interest, was renewed in June 1999 and extended to mature in June 2000. The Company's third warehouse facility is a renewal of a committed $200 million mortgage loan conduit with a variable rate of interest and a maturity date of September 2000. The Company's fourth warehouse facility is a $200 million committed credit facility that has a variable rate of interest and a maturity date of April 2000. The Company's fifth warehouse facility is a $250 million committed credit facility that has a variable rate of interest and a maturity date of April 2000. During the third quarter of 1999, the Company obtained an additional warehouse facility with a $200 million committed credit line that has a variable rate of interest and a maturity date of September 2000. As of December 31, 1999, the first warehouse facility had an outstanding balance of $42.9 million and the second warehouse facility had an outstanding balance of $51.8 million.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The continued availability of funds provided to the Company under these agreements is subject to, among other conditions, the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of December 31, 1999.

   The Company purchased a total of 116,800 shares of its common stock during the year ended December 31, 1998, under the Company's stock repurchase program, at a total cost of $1.3 million. All of the repurchased shares were purchased in open market transactions at then prevailing market prices.
During 1999, no additional shares were repurchased.

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


HEDGING

   The Company originates and purchases mortgage loans and then sells them primarily through securitizations. At the time of securitization and delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread," between the interest rate on the loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by securitization trusts. Historically, the rate paid on the pass-through certificates was generally related to the interest rate on treasury securities with maturities corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread narrows, resulting in a loss in value of the loans. The Company has implemented a strategy to protect against such losses and to reduce interest rate risk on loans originated and purchased that have not yet been securitized through the use of treasury rate lock contracts with various durations (which are similar to selling a combination of United States Treasury securities), which equate to a duration similar to the duration of the underlying loans. The nature and quantity of hedging transactions are determined by the Company based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into treasury rate lock contracts through one of its warehouse lenders and/or one of the investment bankers, which underwrite the Company's securitizations. These contracts are designated as hedges in the Company's records and are closed out when the associated loans are sold through securitization.

   If the value of the hedges decrease, offsetting an increase in the value of the loans, the Company, upon settlement with its hedge counterparty, will pay the hedge loss in cash and then realize the corresponding increase in the value of the loans as part of its net gain on sale of mortgage loans and its corresponding interest-only and residual certificates. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company, upon settlement with its hedge counterparty, will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in the value of the corresponding interest-only and residual certificates.

   Up to and including the second quarter of 1998, the Company believed that its hedging strategy of using treasury rate lock contracts was the most effective way to manage its interest rate risk on loans held prior to securitization. However, in the third quarter of 1998, asset-backed investors, responding to lower treasury yields and global financial market volatility, demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities. As a result, Delta's $8.8 million hedge loss resulting from lower interest rates was not offset by a higher gain on sale as the Company had historically seen.

   Given the Company's belief that the volatile market experienced in the third quarter of 1998 would likely continue well into the fourth quarter and, as a result, that the spreads demanded by asset-backed securitization investors would be difficult to predict, as asset-backed securitization investors were more interested in absolute yields, instead of spreads over treasuries - the Company did not hedge any of its warehoused loans pending securitization in the fourth quarter of 1998.

   The Company has continued to review its hedging strategy in order to best mitigate risk pending securitization. As the asset-backed securitization market improved in the first quarter of 1999, and spreads over treasuries became largely more predictable, the Company resumed its hedging strategy of selling treasury rate-lock contracts to mitigate its interest rate risk pending securitization. In 1999, the Company recorded a hedge gain of $3.3 million, which largely offsets a decrease in the value of mortgage loans being hedged, as part of its gain on sale of loans.

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


RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:


o Costs associated with litigation, compliance with the NYSBD Remediation Agreement and NYOAG Stipulated Order on Consent, and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, adoption of new, or changes in state or federal lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, adoption of new, or changes in accounting policies and practices and the application of such polices and
   practices.  Failure  to   comply  with  various  federal,  state   and  local
   regulations, accounting policies, environmental compliance, and compliance with the Remediation Agreement and Stipulated Order on Consent can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action against the Company.


o The Company's ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for sale.

o The Company's ability or inability to continue its practice of securitization of mortgage loans held for sale, as well as its ability to utilize optimal securitization structures at favorable terms to the Company.

o A general economic slowdown. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of the Company's focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect the Company's ability to securitize or sell loans in the secondary market.

o The effects of interest rate fluctuations and the Company's ability or inability to hedge effectively against such fluctuations in interest rates; the effect of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies, and similar organizations, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation.

o Increased competition within the Company's markets has taken on many forms, such as convenience in obtaining a loan, customer service, marketing and distribution channels, loan origination fees and interest rates. The Company is currently competing with large finance companies and conforming mortgage originators many of whom have greater financial, technological and marketing resources.

o  Unpredictable   delays  or  difficulties   in   development  of  new  product
   programs.

o The unanticipated expenses of assimilating newly-acquired businesses into the Company's structure; as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


   The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Changes in the general level of interest rates between the time when the Company originates or purchases mortgage loans and the time when the Company sells such mortgage loans at securitization can affect the value of the Company's mortgage loans held for sale and, consequently, the Company's net gain on sale revenue by affecting the "excess spread" between the interest rate on the mortgage loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by the securitization trusts. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread generally narrows, resulting in a loss in value of the loans and a lower net gain on sale reported by the Company.

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

   To reduce its financial exposure to changes in interest rates, the Company generally hedges its mortgage loans held for sale by entering into treasury rate lock contracts (see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging"). The Company's hedging strategy has largely been an effective tool to manage the Company's interest rate risk on loans prior to securitization, by providing the Company with a cash gain (or loss) to largely offset the reduced (increase) excess spread (and resultant lower (or higher) net gain on sale) from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale. This was the case in the third quarter of 1998, when asset-backed investors, responding to lower treasury yields and global financial market volatility, demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities. As a result, Delta's $8.8 million hedge loss resulting from lower interest rates was not offset by a higher gain on sale as the Company has historically seen.

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

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Delta Financial Corporation:

We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/  KPMG LLP


Melville, New York
March 14, 2000

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998


(DOLLARS IN THOUSANDS)                                      1999       1998

------------------------------------------------------------------------------

ASSETS
Cash and interest-bearing deposits.................... $    55,989  $  49,152
Accounts receivable...................................      32,367     22,549
Loans held for sale, net..............................      89,036     87,170
Accrued interest receivable...........................      63,309     46,897
Capitalized mortgage servicing rights.................      45,927     33,490
Interest-only and residual certificates...............     224,659    203,803
Equipment, net........................................      21,721     16,962
Cash held for advance payments........................      13,568     10,031
Prepaid and other assets..............................       5,428      5,839
Goodwill .............................................       4,831      6,014

------------------------------------------------------------------------------
     Total assets..................................... $   556,835    481,907
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable.......................................... $     1,195      1,396
Warehouse financing and other borrowings..............     109,019     80,273
Senior Notes..........................................     149,474    149,387
Accounts payable and accrued expenses.................      43,607     20,966
Investor payable......................................      82,204     63,790
Advance payment by borrowers for taxes and insurance..      13,784      9,559
Deferred tax liability................................      10,411     18,848

------------------------------------------------------------------------------
     Total liabilities................................     409,694    344,219
==============================================================================
STOCKHOLDERS' EQUITY:
Capital stock, $.01 par value.  Authorized
  49,000,000 shares;  16,000,549 shares
  issued and 15,883,749 shares outstanding
  at December 31, 1999, and 15,475,549
  shares issued and 15,358,749 shares
  outstanding at December 31, 1998....................         160        155
Additional paid-in capital............................      99,472     94,700
Retained earnings.....................................      48,827     44,151
Treasury stock, at cost (116,800 shares)..............      (1,318)    (1,318)
------------------------------------------------------------------------------
     Total stockholders' equity.......................     147,141    137,688
------------------------------------------------------------------------------
     Total liabilities and stockholders' equity....... $   556,835    481,907
==============================================================================

          See accompanying notes to consolidated financial statements.

                                       39


DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1999, 1998 and 1997


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                1999          1998         1997
-----------------------------------------------------------------------------------------------

REVENUES:
    Net gain on sale of mortgage loans.......            $   78,663        91,380       85,890
    Interest.................................                31,041        12,458       22,341
    Servicing fees...........................                16,341        10,464        7,511
    Origination fees.........................                28,774        25,273       18,108

-----------------------------------------------------------------------------------------------
      Total revenues.........................               154,819       139,575      133,850
-----------------------------------------------------------------------------------------------
EXPENSES:
    Payroll and related costs................                65,116        56,709       41,214
    Interest expense.........................                26,656        30,019       19,964
    General and administrative...............                55,318        34,351       21,522

-----------------------------------------------------------------------------------------------
      Total expenses.........................               147,090       121,079       82,700
-----------------------------------------------------------------------------------------------

Income before income taxes...................                 7,729        18,496       51,150
Provision for income taxes...................                 3,053         7,168       20,739

-----------------------------------------------------------------------------------------------
      Net income.............................             $   4,676        11,328       30,411
===============================================================================================


PER SHARE DATA:
    Earnings per common share - basic and diluted        $     0.30          0.74         1.98

    Weighted average number of shares outstanding        15,511,214    15,382,161   15,359,280
===============================================================================================


          See accompanying notes to consolidated financial statements.



DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1999, 1998 and 1997

                                                              ADDITIONAL
                                                               PAID-IN         RETAINED        TREASURY
(DOLLARS IN THOUSANDS)                        CAPITAL STOCK    CAPITAL         EARNINGS         STOCK        TOTAL
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996................. $    153          90,953            2,412           --          93,518
Issuance of common stock to acquire
     Fidelity Mortgage.......................        1           2,516               --           --           2,517
Proceeds from exercise of stock options......       --               7               --           --               7
Net income...................................       --              --           30,411           --          30,411
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997.................      154          93,476           32,823           --         126,453
Issuance of common stock related to
         Fidelity Mortgage...................        1           1,199               --           --           1,200
Purchase of Treasury Stock (116,800 shares)..       --              --               --       (1,318)         (1,318)
Proceeds from exercise of stock options......       --              25               --           --             25
Net income...................................       --              --           11,328           --          11,328
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998.................      155          94,700           44,151       (1,318)        137,688
Issuance of common stock related to
         Legal Settlement....................        5           4,772               --           --           4,777
Net income...................................       --              --            4,676           --           4,676
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999................. $    160          99,472           48,827       (1,318)        147,141
====================================================================================================================


          See accompanying notes to consolidated financial statements.


DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1999, 1998 and 1997


(Dollars in thousands)                                              1999           1998           1997
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income.............................................       $  4,676         11,328         30,411
   Adjustments to reconcile net income to net cash used in
      Operating activities:
      Provision for loan and recourse losses...............           100            750            100
      Depreciation and amortization........................         5,841          4,386          2,603
      Issuance of common stock related to legal settlement.         4,777             --             --
      Deferred tax (benefit) expense.......................        (8,437)        (6,064)        19,901
      Capitalized mortgage servicing rights, net
        of amortization....................................       (12,437)       (10,628)       (11,451)
      Deferred origination costs (fees)....................           114          1,840            (88)
      Interest-only and residual certificates received in
        securitization transactions, net...................       (20,856)       (35,994)       (84,736)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable, net......        (9,818)         5,755        (20,677)
      (Increase) decrease in loans held for sale, net......        (2,010)        (9,793)         3,222
      Increase in accrued interest receivable..............       (16,412)       (17,299)       (11,139)
      Increase in cash held for advance payments ..........        (3,537)        (3,706)        (3,836)
      Decrease in real estate owned........................            --             --            135
      Decrease (increase) in prepaid and other assets......           411            385         (4,630)
      Increase in accounts payable and accrued expenses....        22,571          7,648          3,211
      Increase in investor payable.........................        18,414         22,938         19,984
      Increase in advance payment by borrowers
       for taxes and insurance.............................         4,225          3,809          3,482
--------------------------------------------------------------------------------------------------------
   Net cash used in operating activities...................       (12,378)       (24,645)       (53,508)
--------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
      Acquisition of Fidelity Mortgage.....................            --              --        (4,150)
      Purchase of equipment................................        (9,330)        (8,982)        (9,933)
--------------------------------------------------------------------------------------------------------
   Net cash used in investing activities:..................        (9,330)        (8,982)       (14,083)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from (repayments of) warehouse
      financing and other borrowings, net..................        28,746         52,040        (67,481)
   Proceeds from Senior Notes..............................            --             --        149,307
   Decrease in bank payable, net...........................          (201)          (826)          (125)
   Proceeds from exercise of stock options.................            --             25              7
   Purchase of treasury stock..............................            --         (1,318)            --
--------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities...............        28,545         49,921         81,708
--------------------------------------------------------------------------------------------------------
   Net increase in cash and interest-bearing deposits......         6,837         16,294         14,117
Cash and interest-bearing deposits at beginning of year....        49,152         32,858         18,741
--------------------------------------------------------------------------------------------------------
Cash and interest-bearing deposits at end of year.........    $    55,989         49,152         32,858
========================================================================================================


Supplemental Information:
Cash paid during the year for:
   Interest ...............................................   $    24,085         29,576         14,314
   Income taxes ...........................................        11,489          7,241         19,972
 ========================================================================================================

          See accompanying notes to consolidated financial statements.

                                       42

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999, 1998, AND 1997

 (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) ORGANIZATION
   Delta Financial Corporation (the "Company" or "Delta") is a Delaware corporation, which was organized in August 1996. On October 31, 1996, the Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, $.01 par value.

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

(D) LOAN ORIGINATION FEES AND COSTS
   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," origination fees received net of direct costs of originating or acquiring mortgage loans, are recorded as adjustments to the initial investment in the loan. Such fees are deferred until the loans are securitized or sold.

(E) LOANS HELD FOR SALE, NET
   Loans held for sale are accounted for at the lower of cost or estimated market value, determined on a net aggregate basis. Cost includes unamortized loan origination fees and costs. Net unrealized losses are provided for in a valuation allowance created through a charge to operations. Losses are recognized when the market value is less than cost.

(F) SECURITIZATION AND SALE OF MORTGAGE LOANS
   In accordance with SFAS No. 125, the Company sells loans to a loan securitization trust and receives the excess value of the loans' economic interests for (i) the difference between the interest payments due on the loans sold to the trust and the interest payments due, at the pass-through rates, to the holders of the pass-through certificates, less the Company's contractual servicing fee and other costs and expenses of administering the trust, represented by interest-only and residual certificates, and (ii) the right to service the loans on behalf of the trust and earn a contractual servicing fee, as well as other ancillary servicing related fees directly from the borrowers on the underlying loans.

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

(G) CAPITALIZED MORTGAGE SERVICING RIGHTS
   Effective January 1, 1997, the Company adopted SFAS No. 125, which supersedes SFAS No. 122 and SFAS No. 65,"Accounting for Certain Banking Activities," to require that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Statement requires the assessment of capitalized mortgage servicing rights for impairment. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income (see note 5).

(H) INTEREST-ONLY AND RESIDUAL CERTIFICATES
   The interest-only and residual certificates, received by the Company upon the securitization of a pool of loans to the securitization trust, are accounted for as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amount initially allocated to the interest-only and residual certificates at the date of a securitization reflects the fair value of those interests. The amount recorded for the certificates is reduced for distributions thereon which the Company receives from the related trust, and is adjusted for the subsequent changes in the fair value of these certificates which are reflected in the statement of income. The fair value of interest-only and residual certificates is determined using the same prepayment and default estimates utilized in valuing servicing rights, together with the consideration of the geographic location and value of loan collateral, the value of which would affect the credit loss sustained by a trust upon the default of a loan (see note 6). The Company has consistently applied the more conservative cash-out method in valuing the future cash flows of residual certificates.

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

(M) SERVICING FEES
   Servicing fees includes servicing income and prepayment penalties for servicing mortgage loans owned by investors. All fees and charges are recognized into income when earned.

(N) INCOME TAXES
   The Company accounts for income taxes in conformity with SFAS No. 109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax effects of differences between the financial reporting and tax bases of assets and liabilities. These deferred taxes are measured by applying current enacted tax rates.

(O) EARNINGS PER SHARE
   Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

 (P) STOCK OPTION PLAN
   In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the company continues to apply the provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

(Q) SEGMENT REPORTING
   The Company operates as one reporting segment, as such, the segment disclosure requirements under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", are not applicable to the Company.

(R) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133, for one year, to all fiscal quarters of all fiscal years beginning after June 15, 2000. The delay applies to quarterly and annual financial statements. SFAS No. 137 is effective upon issuance and does not require restatement of prior periods. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.



(2) SUMMARY OF REGULATORY SETTLEMENTS

   In September 1999, the Company settled allegations by the New York State Banking Department and a lawsuit by the New York State Office of the Attorney General alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a fund of approximately $4.75 million to be financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The proceeds of the fund will be used, for among other things, to pay for a variety of consumer educational and counseling programs.

   In March 2000, the Company finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Development, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment by Delta.


(3) LOANS HELD FOR SALE, NET

   The Company's inventory consists of first and second mortgages which had a weighted average interest rate of 10.9% at December 31, 1999. These mortgages are being held, at the lower of cost or estimated market value, for future sale. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

   Included in loans held for sale are deferred origination fees and purchase premiums in the amount of $1.5 million and $1.7 million at December 31, 1999 and 1998, respectively and a market valuation allowance of $0.6 million and $0.3 million at December 31, 1999 and 1998, respectively. Mortgages are payable in monthly installments of principal and interest and have terms varying from five to thirty years.




(4) ACCOUNTS RECEIVABLE

   Accounts receivable as of December 31, consist of the following:

(DOLLARS IN THOUSANDS)                 1999               1998

------------------------------------------------------------------------------
Securitization servicing advances  $ 25,994              17,058
Prepaid insurance premiums            1,868               1,691
Current tax assets                      846                 904
Other                                 3,659               2,896
------------------------------------------------------------------------------
Total accounts receivable          $ 32,367              22,549
==============================================================================


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

   Capitalized mortgage servicing rights are assessed periodically to determine if there has been any impairment of the asset, based on the fair value of the rights at the date of the assessment. The Company performs this assessment on the basis of the Company's historical experience, and updated estimates of prepayment and default rates for servicing rights relating to loan groups comprised of loans of similar types, terms, credit quality and interest rates, which represent the predominant risk characteristics affecting prepayment and default rates. A valuation allowance is provided for the capitalized servicing rights relating to any loan group for which the recorded investment exceeds the fair value. At December 31, 1999 and 1998, the fair value of the capitalized mortgage servicing rights either exceeded or approximated their recorded amounts and, accordingly, no valuation allowance was recorded. During the second quarter of 1998, the Company recorded a $1.9 million reduction in the carrying amount of its capitalized mortgage servicing rights to reflect a provision for impairment.

   The activity related to the Company's capitalized mortgage servicing rights for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)             1999            1998           1997
-------------------------------------------------------------------------------
Balance, beginning of year       $33,490          22,862         11,412
Additions                         20,542          19,833         15,118
Amortization and FV adjustments   (8,105)         (9,205)        (3,668)
-------------------------------------------------------------------------------
Balance, end of year             $45,927          33,490         22,862
-------------------------------------------------------------------------------


(6) INTEREST-ONLY AND RESIDUAL CERTIFICATES

   The interest that the Company receives upon sales through securitizations is in the form of interest-only and residual mortgage securities which are classified as interest-only and residual certificates.

   In accordance with SFAS No. 125, upon the sale or securitization of a loan, a gain on sale and a corresponding asset is recognized for any interest-only and residual certificates. These assets are classified as "trading securities" and, as such, they are recorded at their fair value. Fair value of these certificates has been determined by the Company based on various economic factors, including loan type, sizes, interest rates, dates of origination, terms and geographic locations, using the more conservative cash-out method. The Company also uses other available information such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. Any fair value adjustment of the interest-only and residual certificates is recognized in the statement of income and is reflected as a component of interest income.

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

   The Company's underlying assumptions used in determining the fair value of its interest-only and residual certificates are as follows:

   (a)Prepayment rate assumptions are based upon the Company's on-going analysis of industry and Company pool trends, the Company modified its prepayment rate assumptions at June 30, 1998 and December 31, 1999. The following table compares the prepayment assumptions used subsequent to the third quarter of 1999 (the "new" assumptions"), with those used subsequent to the first quarter of 1998 (the "2Q98" assumptions) and those used at December 31, 1997 and through the first quarter of 1998 (the "old" assumptions):

LOAN TYPE                   MONTH 1 SPEED                 PEAK SPEED *
---------              -------------------------     ---------------------
                       NEW     2Q98      OLD         NEW     2Q98      OLD
Fixed Rate Loans       4.0%     4.8%    4.8%         31%      31%      24%
Six-Mo. LIBOR ARMs    10.0%    10.0%    5.6%         50%      50%      28%
Hybrid ARMs            4.0%     6.0%    5.6%         50%      50%      28%

* Since the second quarter of 1998,  the Company has utilized a "vector"  curve,
  instead  of  a  "ramp"  curve,   which  the  Company  believes  will  be  more
  representative of future loan prepayment experience.

   (b)A default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts of 3.10% of the amount initially securitized at December 31, 1999 compared to 2.00% at December 31, 1998 and 1.90% at December 31, 1997; and

   (c)Under the "cash-out" method, an annual discount rate of 12.0% was used in determining the present value of cash flows from residual certificates, which represent the predominant form of retained interest.

   The June 30, 1998 changes in prepayment assumptions were made based upon the Company's analysis of the then existent Company and industry prepayment trends, which were higher than those historically experienced or previously projected by the Company, and resulted in a $15.5 million fair value adjustment charged to income during the second quarter of 1998. A further fair value adjustment of $2.8 million was charged to income during the fourth quarter of 1998 related to a change in default assumptions.

   In the fourth quarter of 1999, the Company decreased its prepayment speed assumption along parts of its vector curve, while leaving the peak speeds in tact, to more precisely reflect the Company's (and industry) actual loan performance, which slowed considerably since 1998. In addition, the Company increased its loss reserve initially established for both fixed- and adjustable-rate loans sold to the securitization trusts from 2.20% to approximately 3.10% of the issuance amount securitized. (The Company had previously increased its loan losses from 2.00% to 2.20% in the first quarter of 1999.) The loan loss assumption was revised to reflect the Company's belief that the combination of slower prepayment rates, higher interest rates, and an anticipated flat to slightly moderate rise in home values as compared to the past few years, among other things, may result in higher losses on the Company's securitized portfolio. These changes resulted in approximately a $6.3 million reduction in the Company's value of residual and interest-only certificates for the year 1999.

   To date, aggregate actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations.

   The activity related to the Company's interest-only and residual certificates for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)             1999           1998         1997
------------------------------------------------------------------------------
Balance, beginning of year     $ 203,803        167,809       83,073
Additions                         48,356         85,092      102,072
Cash remittances, accretion
    of discount and FV
    adjustments, net             (27,500)       (49,098)     (17,336)
------------------------------------------------------------------------------
Balance, end of year           $ 224,659        203,803      167,809
------------------------------------------------------------------------------


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

   As of December 31, 1999 and 1998, the Company did not have open hedge positions. As of December 31, 1997, the Company had an open hedge loss position of $0.5 million. The Company included a gain of $3.3 million and losses of $10.2 million and $2.0 million on the treasury lock contracts as part of gains on sale of loans in 1999, 1998 and 1997, respectively.


(8) WAREHOUSE FINANCING AND OTHER BORROWINGS

   The Company has six warehouse credit facilities for a combined amount of $1.15 billion as of December 31, 1999. These lines are collateralized by specific mortgage receivables, and interest and servicing advance receivables, which are equal to or greater than the outstanding balances under the line at any point in time.

   The following table summarizes certain information regarding warehouse financing and other borrowings at December 31:

(DOLLARS IN MILLIONS)

(Dollars in millions)
                             Facility                                 Balance               Expiration
Facility Description          Amount            Rate              1999       1998              Date
-----------------------------------------------------------------------------------------------------------
Warehouse line of credit      $200.0         Libor + 1.00%        $42.9      $58.7              April 2000
Warehouse line of credit       100.0      Fed Funds + 1.075%       51.8       10.7               June 2000
Warehouse line of credit       200.0         Libor + 0.625%          --         --               Sept 2000
Warehouse line of credit       200.0         Libor + 0.60%           --         --              April 2000
Warehouse line of credit       250.0         Libor + 0.675%          --         --              April 2000
Warehouse line of credit       200.0         Libor + 0.625%          --         --               Sept 2000
Term loan                        n/a             6.48%              0.2        0.2               June 2000
Capital leases                   n/a         6.63% - 10.24%        14.1       10.7     Oct 2000 - Nov 2004
-----------------------------------------------------------------------------------------------------------
Balance at December 31,     $1,150.0                             $109.0      $80.3
-----------------------------------------------------------------------------------------------------------


(9) SENIOR NOTES

   9.5% Senior Notes due 2004 (the "notes") totaled $149.5 million at December 31, 1999, and $149.4 million at December 31, 1998, net of unamortized bond discount. The notes bear interest at a rate of 9.5% per annum, payable semi-annually commencing on February 1, 1998. The notes were issued on July 23, 1997, and mature on August 1, 2004 when all outstanding principal is due. On or after August 1, 2001, the notes are redeemable at the option of the Company, in whole or in part, at the redemption price set forth in the Indenture, dated July 23, 1997, governing the issuance of the notes (the "Indenture"), plus accrued and unpaid interest through the date of redemption.

   The Company is required to comply with various operating and financial covenants in the Indenture. These covenants limit or restrict, among other things, the ability of the Company to consummate asset sales, pay dividends, incur additional indebtedness and incur additional liens. Costs incurred with the issuance of the notes, in the amount of $4.8 million, have been deferred and are being amortized over the seven year term using a method that approximates level-yield. The unamortized debt issuance cost was $3.5 million at December 31, 1999 and $4.1 million at December 31, 1998.


(10) BANK PAYABLE
   In order to maximize its cash management practices, the Company has instituted a procedure whereby checks written against its operating account are covered as they are presented to the bank for payment, either by drawing down its lines of credit or from subsequent deposits of operating cash. Bank payable represents the checks outstanding at December 31, 1999 and 1998, to be paid in this manner.


(11) INVESTOR PAYABLE

   Investor  payable  represents  the  collection  of  mortgage  payments by the
Company as servicer, from mortgagors, which are due to the investors, representing primarily securitization trusts. These funds, when collected, are placed in segregated bank accounts as provided by the related servicing agreements and are reflected on the Company's balance sheet as a component of cash and interest-bearing deposits.

(12) EMPLOYEE BENEFIT PLANS

   The Company had an employee profit sharing plan covering all eligible employees, as defined, with at least 30 months of service. Effective January 1, 1997, the employee profit sharing plan was merged with the Company's 401(k) Retirement Savings Plan.

   The Company sponsors a 401(k) Retirement Savings Plan. Substantially all employees of the Company who are at least 21 years old are eligible to participate in the plan after completing one year of service. Contributions are made from employees' elected salary deferrals. The Company elected to make discretionary contributions to the Plan of $0.8 million, $0.5 million and $0.3 million for 1999, 1998 and 1997, respectively.


(13) COMMITMENTS AND CONTINGENCIES

   The Company has repurchase agreements with certain of the institutions that have purchased mortgages. Currently, some of the agreements provide for the repurchase by the Company of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, the Company will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans which were sold with recourse is $8.1 million at December 31, 1999 and $10.1 million at December 31, 1998.

   Included in accounts payable and accrued expenses is an allowance for recourse losses of $1.4 million, $1.4 million and $0.7 million at December 31, 1999, 1998 and 1997, respectively. The Company recognized, as a charge to operations, a provision for recourse losses of $70,000, $720,000 and $70,000 for the years 1999, 1998 and 1997, respectively. Additions to the allowance for loan losses are provided by charges to income based upon various factors, which, in management's judgment, deserve current recognition in estimating probable losses. The loss factors are determined by management based upon an evaluation of historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

   The Company's rental expense, net of sublease income, for the years ended December 31, 1999, 1998 and 1997 amounted to $6.4 million, $5.4 million and $2.6 million, respectively.

   Minimum future rentals under non-cancelable operating leases as of December 31, 1999 are as follows:

(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------
              Year                               Amount
------------------------------------------------------------------------------
              2000                            $   6,068
              2001                                5,978
              2002                                5,195
              2003                                4,464
              2004                                4,282
           Thereafter                             7,135
------------------------------------------------------------------------------
             Total                            $  33,122
------------------------------------------------------------------------------

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



(14) STOCK OPTION PLAN

   In October 4, 1996, the Board of Directors ratified the 1996 Stock Option Plan (the "Plan") and authorized the reserve of 2,200,000 shares of authorized but unissued common stock for issuance pursuant to the Plan. Substantially all of the options issued vest over a five-year period at 20% per year and expire seven years from the grant date.

   The following table summarizes certain information regarding the Plan at December 31:

                                  1999                     1998                     1997
--------------------------------------------------------------------------------------------------
                                      Weighted                 Weighted                   Weighted
                             Number   Average       Number     Average       Number       Average
                             of       Exercise      of         Exercise      of           Exercise
                             Shares   Price         Shares     Price         Shares       Price
--------------------------------------------------------------------------------------------------
Balance, beginning of year   795,060     $16.96      848,760      $17.01       464,850     $16.50
Options granted              495,350       5.84       77,000       17.35       426,610      17.67
Options exercised                 -           -        1,500       16.50           400      16.50
Options canceled             128,060      15.27      129,200       17.54        42,300      18.06
--------------------------------------------------------------------------------------------------
Balance at end of year     1,162,350     $12.41      795,060      $16.96       848,760     $17.01
--------------------------------------------------------------------------------------------------
Options exercisable          335,400     $16.76      242,862      $16.77        96,510     $16.50
--------------------------------------------------------------------------------------------------

   The Company applies APB Opinion No. 25, and related Interpretations in accounting for the Plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date.
Accordingly, no compensation cost has been recognized for the years ended December 31, 1999, 1998 and 1997.

   Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income would have been $4.5 million,$10.8 million and $30.1 for 1999, 1998 and 1997, respectively. Earnings per share for 1999, 1998 and 1997 would have been $0.29,$0.71 and $1.96, respectively.

   The weighted-average fair value of options granted during 1999, 1998 and 1997 was $3.86, $9.14 and $3.54, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 1999, 1998 and 1997 grants:


------------------------------------------------------------------------------
                                        1999         1998           1997
------------------------------------------------------------------------------
Dividend yield                             0%          0%             0%
Expected volatility                       78%         55%            45%
Risk-free interest rate                 4.54%       4.54%          5.71%
Expected life                         5 years     5 years        5 years

 (15) INCOME TAXES

   The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 is as follows:

(DOLLARS IN THOUSANDS)                   1999        1998        1997
------------------------------------------------------------------------------
Current: Federal                  $     9,777       11,291          75
         State                          1,713        1,941         763
------------------------------------------------------------------------------
Total current income taxes        $    11,490       13,232         838
------------------------------------------------------------------------------

Deferred: Federal                 $    (7,172)      (4,586)     16,982
          State                        (1,265)      (1,478)      2,919
------------------------------------------------------------------------------
Total deferred income taxes       $    (8,437)      (6,064)     19,901
------------------------------------------------------------------------------
Total tax provision               $     3,053        7,168      20,739
==============================================================================


   Significant components (temporary differences and carryforwards) that give rise to the Company's net deferred tax liability as of December 31, 1999 and 1998 were as follows:

(Dollars in thousands)
                                                                          1999             1998
                                                                          ----             ----
Deferred tax liabilities:
Capitalized cost of future servicing income                        $    17,911           14,149
Book/tax difference in interest-only and residual certificate
     carrying amount                                                    17,275           17,359
Tax over book depreciation                                               1,612              791
Capitalized origination fees and related cost                              603              702
-----------------------------------------------------------------------------------------------
Total deferred tax liabilities                                     $    37,401           33,001
-----------------------------------------------------------------------------------------------


Deferred tax assets:
Book over tax basis in mortgage servicing asset                    $       125              158
Loss reserves                                                            4,992            1,918
U.S. net operating loss carryforwards                                   21,873           12,077
-----------------------------------------------------------------------------------------------
Total deferred tax assets                                          $    26,990           14,153
-----------------------------------------------------------------------------------------------
Net deferred tax liabilities                                       $    10,411           18,848
===============================================================================================

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

   A reconciliation of the statutory income tax provision to the effective income tax provision, as applied to income for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                              1999        1998        1997
------------------------------------------------------------------------------
Tax at statutory rate                         35.0%       35.0%       35.0%
State & local taxes, net of Federal benefit    1.1         1.7         4.7
Non-deductible expenses and other              3.4         2.1         0.8
------------------------------------------------------------------------------
Total provision                               39.5%       38.8%       40.5%
------------------------------------------------------------------------------


(16) EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

For the years ended December 31:

(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)       1999        1998        1997
------------------------------------------------------------------------------
Net income                                $  4,676      11,328      30,411
Weighted-average shares                     15,511      15,382      15,359
Basic EPS                                 $   0.30        0.74        1.98
Weighted-average shares                     15,511      15,382      15,359
Incremental shares-options                       1          23          32
------------------------------------------------------------------------------
                                            15,512      15,405      15,391
Diluted EPS                               $   0.30        0.74        1.98
------------------------------------------------------------------------------

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table is a summary of financial data by quarter for the years ended December 31, 1999 and 1998:

For the quarters ended

(Dollars in thousands, except per share data)              March 31,    June 30,    Sept. 30,    Dec. 31,
---------------------------------------------------------------------------------------------------------

1999
  Revenues                                                   $42,513      44,449       29,686      38,171
  Expenses (1)(2)                                             33,071      40,758       39,844      33,417
  Net income (loss) (1)(2)                                     5,744       2,215       (6,095)      2,812
  Earnings (loss) per common share-basic and diluted (1)(2)     0.37        0.14        (0.39)       0.18

1998
  Revenues (3)                                               $41,154      20,682       38,086      39,653
  Expenses                                                    28,053      28,718       32,993      31,315
  Net income (loss) (3)                                        8,251      (4,902)       3,106       4,873
  Earnings (loss) per common share-basic and diluted (3)        0.54       (0.32)        0.20        0.32

(1) The quarter ended June 30, 1999 includes $6.0 million pre-tax charge, in connection with its original agreement in principle with the NYOAG.
(2) The quarter ended September 30, 1999 includes remaining $6.0 million of the $12.0 million pre-tax charge for the global settlement with NYSBD and the NYOAG.
(3) The quarter ended June 30, 1998 includes:(a) a $15.5 million pre-tax charge, related to a fair value adjustment to interest-only and residual certificates and (b) a $1.9 million pre-tax charge, related to a fair value adjustment to capital mortgage servicing rights.

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


                                   PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A)(1) FINANCIAL STATEMENTS
                                                                         PAGE(S)
                                                                         -------
      The following Consolidated Financial Statements of Delta
      Financial Corporation and Subsidiaries are included in
      Part II, Item 8 of this report
      Independent Auditors' Report........................................... 38
      Consolidated Balance Sheets--December 31, 1999 and 1998................ 39
      Consolidated Statements of Income--Years ended December 31,
      1999, 1998 and 1997.................................................... 40
      Consolidated Statement of Changes in Stockholders' Equity--
      Years ended December 31, 1999, 1998 and 1997........................... 41
      Consolidated Statements of Cash Flows--Years ended December 31,
      1999, 1998 and 1997.................................................... 42
      Notes to Consolidated Financial Statements............................. 43

  (A)(2) FINANCIAL STATEMENT SCHEDULES
      Exhibits 11.1 and 27.1  (See - Exhibit List)

  (A)(3) EXHIBITS:

 EXH.
  NO. FILED   DESCRIPTION
 ---  ----    -----------
 3.1  (a) --  Certificate of Incorporation of Delta Financial Corporation
 3.2  (f) --  Second Amended Bylaws of Delta Financial Corporation
 4.1  (b) --  Indenture dated July 23, 1997, between Delta Financial
                Corporation, its subsidiary guarantors and The Bank of New
                York, as Trustee
10.1   (a)--  Employment Agreement dated October 1, 1996 between the
                Registrant and Sidney A. Miller
10.2   (a)--  Employment Agreement dated October 1, 1996 between the
                Registrant and Hugh Miller
10.3   (g)--  Employment Agreement dated July 9, 1999 between the
                Registrant and Christopher Donnelly
10.4   (g)--  Employment Agreement dated July 15, 1999 between the
                Registrant and Randall F. Michaels
10.5   (g)--  Employment Agreement dated July 1, 1999 between the Registrant and Richard Blass
10.6   (g)--  Employment Agreement dated July 23, 1999 between the Registrant and Franklin E. Pellegin, Jr.
10.7   (a)--  Lease Agreement between Delta Funding Corporation and the
                Tilles Investment Company
10.8   (d)--  Fifth, Sixth and Seventh Amendments to Lease Agreement between
                Delta Funding Corporation and the Tilles Investment Company
10.9   (e)--  Eighth Amendment to Lease Agreement between Delta Funding
                Corporation and the Tilles Investment Company
10.10  (a)--  1996 Stock Option Plan of Delta Financial Corporation
11.1   (g)--  Statement re: Computation of Per Share Earnings
21.1   (g)--  Subsidiaries of Registrant
27.1   (g)--  Financial Data Schedule
---------------
(a)Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-11289) filed with the Commission on October 9, 1996.

(b)Incorporated by reference from the Company's Current Report on Form 8-K (No. 001-12109) filed with the Commission on July 30, 1997.
(c)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-12109) filed with the Commission on May 15, 1997.
(d)Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12109) filed with the Commission on March 31, 1998.
(e)Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12109) filed with the Commission on May 12, 1998.
(f)Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109) filed with the Commission on March 31, 1999.
(g)   Filed herewith


  (B) REPORTS ON FORM 8-K.

      On September 23, 1999, the Company filed a Current Report on Form 8-K, in which it reported that it had finalized the terms of a settlement with the New York State Banking Department and the Office of the Attorney General of the State of New York concerning some of Delta's lending practices and filed as exhibits the (a) Remediation Agreement by and between Delta and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta, the Company and the NYOAG, dated as of September 17, 1999, memorializing the settlements.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                         DELTA FINANCIAL CORPORATION

                         (Registrant)

Dated: March 30, 2000 By: /S/ HUGH MILLER
                         --------------------------------------------
                         Hugh Miller
                         President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE              CAPACITY IN WHICH SIGNED                  DATE
--------------------   ---------------------------------------  ----------------



/S/ SIDNEY A. MILLER   Chairman of the Board of Directors       March 30, 2000
--------------------
Sidney A. Miller


/S/ HUGH MILLER        Chief Executive Officer,President        March 30, 2000
--------------------   and Director
Hugh Miller            (Principal Executive Officer)


/S/ RICHARD BLASS      Executive Vice President,                March 30, 2000
--------------------   Chief Financial Officer and
Richard Blass          Director (Principal Financial Officer)


/S/ MARTIN D. PAYSON   Director                                 March 30, 2000
--------------------
Martin D. Payson


/S/ ARNOLD B. POLLARD  Director                                 March 30, 2000
---------------------
Arnold B. Pollard