Form 10-Q
period 2000-03-31
DELTA FINANCIAL CORP
filed 2000-05-15
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                      or

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

      As of March 31, 2000, 15,920,869 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                              INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements (unaudited)

           Consolidated  Balance  Sheets as of March 31, 2000 and
           December 31, 1999.............................................. 1

           Consolidated Statements of Income for the three months ended
           March 31, 2000 and March 31, 1999.............................. 2

           Consolidated  Statements  of Cash  Flows for the  three months ended March 31, 2000 and March 31, 1999........................ 3

           Notes to Consolidated Financial Statements..................... 4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................... 6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....19


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................20

Item 2.    Changes in Securities and Use of Proceeds......................23

Item 3.    Defaults Upon Senior Securities................................23

Item 4.    Submission of Matters to a Vote of Security Holders............23

Item 5.    Other Information..............................................23

Item 6.    Exhibits and Current Reports on Form 8-K.......................23

Signatures................................................................24

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                        March 31,   December 31,
(Dollars in thousands, except for share data)             2000         1999
                                                       ----------   -----------
ASSETS
Cash and interest-bearing deposits                   $     49,356        55,989
Accounts receivable                                        34,835        32,367
Loans held for sale, net                                   92,426        89,036
Accrued interest  receivable                               52,406        63,309
Capitalized mortgage servicing rights                      45,144        45,927
Interest-only and residual certificates                   233,111       224,659
Equipment, net                                             20,773        21,721
Cash held for advance payments                             14,286        13,568
Prepaid and other assets                                   11,602         5,428
Goodwill                                                    4,535         4,831
                                                      -----------   -----------
   Total assets                                      $    558,474       556,835
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable                                         $        954         1,195
Warehouse financing and other borrowings                  122,067       109,019
Senior Notes                                              149,498       149,474
Accounts payable and accrued expenses                      39,353        43,607
Investor payable                                           73,825        82,204
Advance payment by borrowers for taxes and insurance       14,130        13,784
Deferred tax liability                                      9,680        10,411
                                                      -----------    ----------
   Total liabilities                                      409,507       409,694
                                                      -----------    ----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value. Authorized 49,000,000
   shares; 16,000,549 shares issued and
   15,883,749 shares outstanding at March 31, 2000
   and December 31, 1999                                     160            160
Additional paid-in capital                                99,472         99,472
Retained earnings                                         50,653         48,827
Treasury stock, at cost (116,800 shares)                 ( 1,318)        (1,318)
                                                     -----------     ----------
   Total stockholders' equity                            148,967        147,141
                                                     -----------     ----------
     Total liabilities and stockholders' equity      $   558,474        556,835
                                                     ===========     ==========


          See accompanying notes to consolidated financial statements.




                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three Months Ended
                                                       March 31,
(Dollars in thousands, except per share data)     2000           1999
                                                --------     --------

REVENUES:
  Net gain on sale of mortgage loans        $    14,654        25,103
  Interest                                       10,537         6,433
  Servicing fees                                  4,066         3,613
  Origination fees                                6,688         7,364
                                              ---------     ---------
     Total revenues                              35,945        42,513
                                              ---------     ---------

EXPENSES:
  Payroll and related costs                      15,561        15,842
  Interest expense                                7,803         6,172
   General and administrative                     9,456        11,057
                                             ----------    ----------
     Total expenses                              32,820        33,071
                                             ----------    ----------

Income before income taxes                        3,125         9,442
Provision for income taxes                        1,299         3,698
                                             ----------    ----------
Net income                                 $      1,826         5,744
                                            ===========    ==========

PER SHARE DATA:
   Net income per common
     share - basic and diluted             $      0 .11          0.37
                                             ==========    ==========
   Weighted-average number
     of shares outstanding                   15,920,869    15,358,749
                                             ==========    ==========


         See accompanying notes to consolidated financial statements.




                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,
(Dollars in thousands)                                                        2000         1999
                                                                            -------      -------
Cash flows from operating activities:
   Net income                                                            $    1,826        5,744
   Adjustments to reconcile net income to net cash used in
    operating activities:
     Provision for loan and recourse losses                                     542           25
     Depreciation and amortization                                            1,798        1,289
     Deferred tax benefit                                                      (731)        (153)
     Capitalized mortgage servicing rights, net of amortization                 783       (2,521)
     Deferred origination costs                                                  23          170
     Interest-only and residual certificates received in
       Securitization transactions, net                                      (8,452)      (4,838)
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                       (2,468)      (3,308)
       Increase in loans held for sale, net                                  (3,417)      (1,298)
       Decrease (increase) in accrued interest receivable10,                    903       (2,382)
       Increase in cash held for advance payments                              (718)        (724)
       (Increase) decrease in prepaid and other assets                       (6,700)         299
       Decrease in accounts payable and accrued expenses                     (4,266)      (1,592)
       (Decrease) increase in investor payable                               (8,379)       8,606
       Increase in advance payments by borrowers for taxes and insurance        346        1,260
                                                                         -----------  ----------
         Net cash used in operating activities                              (18,910)         577
                                                                         -----------  ----------
Cash flows from investing activities:
   Purchase of equipment                                                       (530)      (2,672)
                                                                         -----------  ----------
         Net cash used in investing activities                                 (530)      (2,672)
                                                                         -----------  ----------
Cash flows from financing activities:
   Proceeds from warehouse financing and other borrowings, net               13,048       10,199
   Decrease in bank payable, net                                               (241)        (582)
                                                                         ----------   ----------
         Net cash provided by financing activities                           12,807        9,617
                                                                         ----------   ----------
         Net increase in cash and interest-bearing deposits                  (6,633)       7,522

Cash and interest-bearing deposits at beginning of period                    55,989       49,152
                                                                         ----------   ----------
Cash and interest-bearing deposits at end of period                      $   49,356   $   56,674
                                                                         ===========  ==========
Supplemental Information:
Cash paid during the period for:
   Interest                                                              $   11,715        9,518
                                                                         ===========  ==========
   Income taxes                                                          $    2,039        3,850
                                                                         ===========  ==========

          See accompanying notes to consolidated financial statements.

                                       3

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

   Delta Financial Corporation (the "Company" or "Delta") is a Delaware corporation, which was organized in August 1996.

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the year ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 is not necessarily indicative of the results that will be expected for the entire year.

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

(3) IMPACT OF NEW ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133, for one year, to all fiscal quarters of all fiscal years beginning after June 15, 2000. The delay applies to quarterly and annual financial statements. SFAS No. 133 does not require restatement of prior periods. Management of the Company currently believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

(4) EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is net income.

For the three months ended March 31:


(Dollars in thousands, except EPS data)
                                      2000                   1999
------------------------------------------------------------------------------
Net income                   $       1,826                  5,744
Weighted-average shares         15,920,869             15,358,749
Basic EPS                    $        0.11                   0.37

Weighted-average shares         15,920,869             15,358,749
Incremental shares-options              --                 10,973
------------------------------------------------------------------------------
                                15,920,869             15,369,722
Diluted EPS                  $        0.11                   0.37
------------------------------------------------------------------------------

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

   Through its wholly-owned subsidiary, Fidelity Mortgage Inc., the Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 14 retail offices located in eight states. In March 2000, the Company decided to close a loan production center in Georgia.

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

   As part of the final global settlement (in lieu of the previously announced $6 million settlement with the NYOAG), the Company agreed to, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a reversionary fund (the "fund"), administered by a trustee named by the NYSBD, financed by the grant by Delta of 525,000 shares of Delta's common stock, valued at an assumed constant price of $9.10 per share, which approximates the book value of the shares. All proceeds raised through the fund shall be used for restitution and/ or to pay for a variety of educational and counseling programs at the discretion of the NYSBD.

   The Company recorded a $6.0 million pre-tax charge in the second quarter of 1999 when it reached a settlement in principle with the NYOAG. Subsequently, an additional $6.0 million pre-tax charge was recorded in the third quarter of 1999 when the Company reached a global settlement with the NYSBD and the NYOAG. The Company finalized its agreement with the DOJ in March 2000. The DOJ settlement, which parallels the NYSBD and NYOAG settlement agreements, was also signed by the Federal Trade Commission and the U.S. Department of Housing and Urban Development. See "Legal Proceedings" for a more detailed discussion of the settlement.

   For the three months ended March 31, 2000 the Company originated and purchased $287.0 million of loans, a decrease of 29% over the $404.1 million of loans originated and purchased in the comparable period in 1999. Of these amounts, approximately $173.2 million were originated through its network of brokers, $71.5 million were originated through its retail network and $42.3 million were purchased from its network of correspondents during the three months ended March 31, 2000 compared to $235.5 million, $77.4 million and $91.2 million, respectively, for the same period in 1999.


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

                                                       Three Months Ended
                                                -------------------------------
(Dollars in thousands)                            March 31,       December 31,
                                                    2000              1999
                                                ------------      ------------
Total Outstanding Principal Balance
  (at period end)......................       $   3,732,118      $  3,631,830
Average Outstanding(1).................           3,698,545         3,605,675
DELINQUENCY (at period end) 30-59 Days:
  Principal Balance....................       $     195,375      $    208,302
  Percent of Delinquency(2)............               5.24%             5.73%
60-89 Days:
  Principal Balance....................       $      81,290      $     83,000
  Percent of Delinquency(2)............               2.18%             2.28%
90 Days or More:
  Principal Balance....................       $      48,619      $     56,435
  Percent of Delinquency(2)............               1.30%             1.55%
Total Delinquencies:
  Principal Balance....................       $     325,284      $    347,737
  Percent of Delinquency(2)............               8.72%             9.56%
FORECLOSURES
  Principal Balance....................       $     192,067      $    185,843
  Percent of Foreclosures by Dollar(2).               5.15%             5.11%
REO (at period end)....................       $      44,588      $     36,663
   Percent of REO......................               1.19%             1.01%
Net Losses on Liquidated Loans.........       $      (4,544)     $     (4,282)
Percentage of Net Losses on Liquidated Loans
  (based on Average Outstanding Balance)(3)          (0.49%)           (0.47%)
---------------
(1)Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total principal balance by the number of months in the applicable period.
(2)Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3) Annualized.



FAIR VALUE ADJUSTMENTS

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

   The Company makes assumptions concerning prepayment rates and defaults based upon the seasoning of its existing securitization loan portfolio. The following table compares the prepayment assumptions used during the first quarter of 2000 (the "new" assumptions), with those used during the first quarter of 1999 (the "old" assumptions):

Loan Type               Month 1 Speed                 Peak Speed
------------------------------------------------------------------
                         New      Old                 New     Old
------------------------------------------------------------------
Fixed Rate Loans        4.0%     4.8%                 31%     31%
Six-Mo. LIBOR ARMs     10.0%    10.0%                 50%     50%
Hybrid ARMs             4.0%     6.0%                 50%     50%
------------------------------------------------------------------

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

   These changes resulted in approximately a $3.8 million reduction in the Company's value of the residual and interest-only certificates for the three months ended March 31, 1999.

   An annual discount rate of 12.0% was utilized in determining the present value of cash flows from residual certificates, using the "cash-out" method, which are the predominant form of retained interests at both March 31, 2000 and December 31, 1999.

   The Company uses the same prepayment assumptions in estimating the fair value of its mortgage servicing rights.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

GENERAL
   The Company's net income for the three months ended March 31, 2000 was $1.8 million, or $0.11 per share, compared to $5.7 million, or $0.37 per share, for the three months ended March 31, 1999. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues decreased $6.6 million, or 16%, to $35.9 million for the three months ended March 31, 2000, from $42.5 million for the comparable period in 1999. The decrease in revenue was primarily attributable to a decrease in the net gain recognized on the sale of mortgage loans and origination fees, partially offset by an increase in interest income and servicing fees.

   The Company originated and purchased $287.0 million of mortgage loans for the three months ended March 31, 2000, representing a 29% decrease from $404.1 million of mortgage loans originated and purchased for the comparable period in 1999. The Company securitized or sold loans above par of $290.0 million during the three months ended March 31, 2000 compared to $375.0 million securitized or sold above par in the corresponding period in 1999, representing a 23% decrease. Total loans serviced increased 18% to $3.73 billion at March 31, 2000 from $3.16 billion at March 31, 1999.

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

   Net gain on sale of mortgage loans decreased $10.4 million, or 41%, to $14.7 million for the three months ended March 31, 2000, from $25.1 million for the comparable period in 1999. This decrease was primarily due to a 23% decrease in the amount of loans securitized or sold above par to $290.0 million in 2000, compared to $375.0 million of loans securitized or sold above par in 1999; a revision to the Company's loan loss reserve assumption in 1999 (see "-Fair Value Adjustments"); a change in the securitization structure which reduced the
Company's profitability (but did, provide the Company with better cash flow dynamics), coupled with wider spreads demanded by asset-backed investors who purchase the pass-through certificates issued by securitization trusts during the three months ended March 31, 2000 compared to the corresponding period in 1999. The decrease was partially offset by lower aggregate premiums paid to acquire loans, resulting from both a decrease in amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents. The weighted average net gain on sale ratio was 5.1% for the three months ended March 31, 2000 compared to 6.7% for the comparable period in 1999.

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

   Interest income increased $4.1 million, or 64%, to $10.5 million for the three months ended March 31, 2000, from $6.4 million for the comparable period in 1999. The increase in interest income was primarily due to (1) a higher fair value adjustment during the first quarter of 1999, including a $3.8 million reduction in the Company's value of residual and interest-only certificates, related to an increase in its loan reserve, (2) the accounting of loans sold through a mortgage loan conduit prior to securitization in the first quarter of 1999, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses and (3) a higher mortgage coupon rate of 10.8% from 10.2% reflecting a higher economic interest rate environment.

   Servicing Fees. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights and
(2) prepaid interest shortfalls.

   Servicing fees increased $0.5 million, or 14%, to $4.1 million for the three months ended March 31, 2000, from $3.6 million for the comparable period in 1999. This increase was primarily due to an increase in the aggregate size of the Company's servicing portfolio. The average balance of the mortgage loans serviced by the Company increased 20% to $3.70 billion for the three months ended March 31, 2000 from $3.09 billion during the comparable period in 1999.

   Origination Fees. Origination fees represent fees earned on brokered and retail originated loans. Origination fees decreased $0.7 million, or 9%, to $6.7 million for the three months ended March 31, 2000, from $7.4 million for the comparable period in 1999. The decrease was primarily the result of (1) a 27% decrease in broker originated loans and (2) a 6% decrease in retail originated loans.


EXPENSES

   Total expenses decreased by $0.3 million, or 1%, to $32.8 million for the three months ended March 31, 2000, from $33.1 million for the comparable period in 1999. The decrease was primarily the result of a decrease in general and administrative costs and personnel costs, partially offset by an increase in interest expense.

   Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs decreased by $0.3 million, or 2%, to $15.5 million for the three months ended March 31, 2000, from $15.8 million for the comparable period in 1999. The decrease was primarily due to a decline in staffing in the Company's broker and retail divisions and in commissions paid to these employees, related to a decrease in loans originated. This was partially offset by an increase in staffing related to growth in the Company's servicing portfolio, coupled with an increase in employee fringe benefits. As of March 31, 2000, the Company employed 1,049 full- and part-time employees, compared to 1,237 full- and part-time employees as of March 31, 1999.

   Interest Expense. Interest expense includes the borrowing costs to finance loan originations and purchases under the $150 million aggregate principal amount of 9.5% Senior Notes due 2004 issued in July 1997 (the "Senior Notes") and the Company's credit facilities.

   Interest expense increased by $1.6 million, or 26%, to $7.8 million for the three months ended March 31, 2000 from $6.2 million for the comparable period in 1999. The decrease was primarily attributable to the accounting for loans sold through a mortgage loan conduit prior to their securitization in the first quarter of 1999, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. The Company did not utilize its mortgage loan conduit during the first quarter of 2000. In addition, there was a increase in the cost of funds on the Company's credit facilities, which were tied to one-month LIBOR. The one-month LIBOR index increased to an average interest rate of 5.9% in the three months ended March 31, 2000, compared to an average interest rate of 5.0% for the comparable period in 1999.

   General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses decreased $1.6 million, or 14%, to $9.5 million for the three months ended March 31, 2000, from $11.1 million for the comparable period in 1999. This decrease was primarily attributable to higher legal-related costs and reserves in the first quarter of 1999.

   Income Taxes. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   The Company recorded a tax provision of $1.3 million and $3.7 million for the three months ended March 31, 2000 and 1999, respectively.


FINANCIAL CONDITION

MARCH 31, 2000 COMPARED TO DECEMBER 31, 1999

   Cash and interest-bearing deposits decreased $6.6 million, or 12%, to $49.4 million at March 31, 2000, from $56.0 million at December 31, 1999. The decrease was primarily the result of lower prepayments which caused a decrease in monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable increased $2.5 million, or 8%, to $34.8 million at March 31, 2000, from $32.3 million at December 31, 1999. The increase was attributable to an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations, related to a higher servicing portfolio. The Company's servicing portfolio increased 3% to $3.73 billion as of March 31, 2000 from $3.63 billion as of December 31, 1999.

   Loans held for sale, net increased $3.4 million, or 4%, to $92.4 million at March 31, 2000, from $89.0 million at December 31, 1999. This increase was primarily due to the net difference between loan originations and loans securitized during the three months ended March 31, 2000.

   Accrued interest and late charges receivable decreased $ 10.9 million, or 17%, to $52.4 million at March 31, 2000, from $63.3 million at December 31, 1999. This decrease was primarily due to the sale of interest receivable assets, partially offset by an increase in reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights decreased $0.8 million, or 2%, to $45.1 million at March 31, 2000, from $45.9 million at December 31, 1999. This decrease was primarily due to the sale of a prepayment penalty servicing asset, coupled with the amortization of capitalized mortgage servicing rights. These decreases were partially offset by an increase directly attributable to the Company's capitalizing the allocated carrying value amount of servicing fees, totaling $4.4 million, resulting from loans securitized in the first quarter of 2000.

   Interest-only and residual certificates increased $8.4 million, or 4%, to $233.1 million at March 31, 2000, from $224.7 million at December 31, 1999. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $9.7 million from loans securitized in the first quarter of 2000, coupled with an increase related to fair value adjustments. These increases were partially offset by normal amortization due to cash distributions.

   Prepaid and other assets increased $6.2 million, or 114%, to $11.6 million at March 31, 2000, from $5.4 million at December 31, 1999. This increase was primarily attributable to the Company's investment in two new affiliate companies (qualified special purpose entities).

   Warehouse financing and other borrowings increased $13.1 million, or 12%, to $122.1 million at March 31, 2000, from $109.0 at December 31, 1999. This increase was primarily attributable to the operating cash deficit and to a lesser extent, the funding of the Company's loans held for sale, net.

   The aggregate principal balance of the Senior Notes totaled $149.5 million at March 31, 2000 and December 31, 1999, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

   Investor payable decreased $8.4 million, or 10%, to $73.8 million at March 31, 2000, from $82.2 million at December 31, 1999. The decrease was primarily the result of lower prepayments, which caused a decrease in the amount payable to investors. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.


LIQUIDITY AND CAPITAL RESOURCES

   Following three successive quarters of generating positive cash flow from operations, the Company had operating cash deficits in the third and fourth quarters of 1999 and in the first quarter of 2000. The Company anticipates it will continue to have an operating cash deficit for at least the next quarter, due primarily to lower projected aggregate cash inflows from the

Company's retained interest-only and residual certificates. The lower projected inflows are due to expected timing differences between older deals cash flowing less per month per deal as the mortgage pool pays down and newer deals not yet cash flowing until initial reserve requirements are satisfied. As initial reserve requirements on some newer deals are reached, the Company expects to receive greater aggregate cash inflows from its retained interest-only and
residual  certificates   which,  coupled  with  (a)  the  Company's   continued
concentration on its less  cash-intensive  broker  and  retail originations  and
(b) its recent history of utilizing favorable securitization structures that have allowed the Company to sell senior interest-only certificates for an up front cash purchase price, may offset the operating cash deficit in future quarters. However, market conditions and various other possibilities identified below under "Risk Factors" could impact the Company's cash flows potentially resulting in a more significant negative cash flow.

   For the three months ended March 31, 2000, the Company had a negative operating cash flow of $18.9 million compared to a positive operating cash flow of $0.6 million for the comparable period in 1999. The reduction in operating cash flow was primarily due to a decrease in cash flows from the Company's retained interest-only and residual certificates and the Company's use of operating cash to fund interest (delinquency) and servicing advance obligations required as servicer for its securitization program. These interest and servicing advances are reimbursable to the Company as the borrowers repay their obligations over time. As such, the exact timing of these reimbursements cannot be predicted with certainty. This was partially offset by the Company's de-emphasis of the correspondent loan production channel, thereby decreasing the amount of premiums paid to correspondents.

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

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company had six warehouse facilities as of March 31, 2000 for this purpose. One warehouse facility is a $200 million committed credit line with a variable rate of interest and a maturity date of May 2000.

   The Company's second warehouse facility is a syndicated $100 million committed revolving line with a variable rate of interest and matures in June 2000. The Company's third warehouse facility is a renewal of a committed $200 million mortgage loan conduit with a variable rate of interest and a maturity date of September 2000. The Company's fourth warehouse facility is a $200 million committed credit facility that has a variable rate of interest and a maturity date of May 2000. The Company's fifth warehouse facility is a $250 million committed credit facility that has a variable rate of interest and a maturity date of June 2000. The Company's sixth warehouse facility is a $200 million committed credit line that has a variable rate of interest and a maturity date of September 2000. As of March 31, 2000, the first warehouse facility had an outstanding balance of $81.8 million and the second warehouse facility had an outstanding balance of $25.0 million. There can be no assurance that the Company will be able to renew any of these warehouse facilities at their respective maturities.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The continued availability of funds provided to the Company under these agreements is subject to, among other conditions, the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of March 31, 2000.

   The Company purchased a total of 116,800 shares of its common stock during the year ended December 31, 1998, under the Company's stock repurchase program, at a total cost of $1.3 million. All of the repurchased shares were purchased in open market transactions at then prevailing market prices. During the first three months of 2000, no additional shares were repurchased.



INTEREST RATE RISK

    The Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities, commercial paper rates and the London Inter-Bank Offered Rate ("LIBOR"). The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the Company's loan servicing portfolio. To the extent servicing rights and interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely impacting earnings. In an effort to mitigate the effect of interest rate risk, the Company periodically reviews its various mortgage products and identifies and modifies those that have proven historically more susceptible to prepayments. However, there can be no assurance that such modifications to its product line will effectively mitigate interest rate risk in the future.

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

   The Company has continued to review its hedging strategy in order to best mitigate risk pending securitization. As the asset-backed securitization market improved in the first quarter of 1999, and spreads over treasuries became largely more predictable, the Company resumed its hedging strategy of selling treasury rate-lock contracts to mitigate its interest rate risk pending securitization. For the three months ended March 31, 1999, the Company recorded a $1.7 million hedge gain which largely offset a decrease in the value of mortgage loans being hedged, as part of its gain on sale of loans. The Company did not hedge during the first quarter of 2000.

INFLATION
   Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk.")


IMPACT OF NEW ACCOUNTING STANDARDS
   For  discussion  regarding the impact of new accounting  standards,  refer to
Note 3 of Notes to the Consolidated Financial Statements.

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

o The Company's ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for sale and interest and delinquency advances.

o The Company's ability or inability to continue its practice of securitization of mortgage loans held for sale, as well as its ability to utilize optimal securitization structures at favorable terms to the Company.

o A general economic slowdown. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of the Company's focus on credit -impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect the Company's ability to securitize or sell loans in the secondary market.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

o In or about November 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that the Company had violated the Home Equity and Ownership Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Lawss.349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, trebl and punitive damages (including attorneys' fees), (d) certain
      injunctive  relief,   and (e)  declaratory  judgment  declaring  the  loan
      transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to interven on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought the injunctive relief on their behalf. The Company opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction enjoining the Company from proceeding with the foreclosure sales of the three intervenors' properties. The Company has filed a motion for reconsideration of the December 23, 1998 order. In January
      1999,  the  Company  filed   an  answer  to   plaintiffs'   first  amended
      complaint.  In  July  1999,  plaintiffs were granted leave, on consent, to
      file a second  amended  complaint.  In August 1999,  plaintiffs   filed a
      second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, the Company filed a motion to dismiss the complaint. Also in September 1999, plaintiffs filed a motion for class certification. In February 2000, Delta submitted opposition to Plaintiffs' motion. In or about October 1999, plaintiffs filed a motion seeking an order preventing the Company, its attorneys and/or the New York State Banking Department (the "NYSBD") from issuing notices to certain of Delta's borrowers, in accordance with a settlement agreement entered into by and between the Company and the NYSBD. In or about October 1999 and November 1999, respectively, Delta and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permits

      Delta to issue an approved form of the notice. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

o In or about March 1999, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment , (ii) fraud, and (iii) deceptive trade practices. In April 1999, the Company filed an answer to the complaint. In August 1999, plaintiffs filed a motion for class certification. The Company's response to the motion for class certification is not due until after class discovery is completed. In September 1999, the Company filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, the Company filed a motion to change venue and Plaintiff's opposed the motion. In July 1999, the Court denied the motion t change venue. The Company appealed and in March 2000, the Appellate Court granted Delta's appeal to change venue from New York County to Nassau County. The Company believes tha it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

o In or about July 1999, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Western District of New York, alleging that amounts collected and maintained by it in certain borrowers' tax and insurance escrow accounts exceeded certain statutory (RESPA) and/or contractual (the respective borrowers' mortgage agreements) ceilings. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the Company's practice violate applicable statutes
      and/or  the  mortgage   agreements,   (c)  injunctive  relief,   and  (d)
      unspecified  compensatory  and  punitive  damages  (including  attorneys'
      fees).  In  October  1999,  the  Company  filed a motion to  dismiss   the
      complaint. In or about November 1999, the case was transferred to the United States District Court for the Northern District of Illinois. In February 2000, the plaintiff opposed the Company's motion to dismiss. In March 2000, the Court granted the Company's motion to dismiss in part, and denied it in part. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

      Agreement by and between Delta and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the
      Settlement,  Delta will,  among  other  things,  implement  agreed   upon
      changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a fund of approximately $4.75 million to be financed by the grant of 525,000 share of Delta Financial's common stock valued at a constant assumed priced of $9.1 per share, which approximates book value. The proceeds of the fund will be used, for among other things, to pay for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against the Company.

      The Remediation Agreement and Stipulated Order on Consent supersede the Company's previously announced settlements with the NYOAG and the NY Banking Dept. In March 2000, the Company finalized a settlement agreement with the United States Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Renewal, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

o In November 1999, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with the Company's initial public offering in 1996 and its reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged recently in the consumer lawsuits and regulatory actions indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in the Company's common stock. The Company has learned of several other lawsuits that purportedly contain the same or similar allegations against the Company. The Company believes that it has meritorious defenses and intends to defend these suits, but has not answered yet and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

o     In or about April 2000,  the  Company  received   notice that it had been
      named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that the Company has improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with Delta. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. The Company believes that it has meritorious defenses and intends to defend this suit, but has not answered the complaint yet and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  NONE

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.  NONE

ITEM 5.  OTHER INFORMATION.  NONE

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

      (a)  Exhibits:          11.1  Statement re: Computation of Per
                                    Share Earnings

                              27.1 Financial Data Schedule - Three Months Ended March 31, 2000


      (b)  Reports on Form 8-K:     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Delta Financial Corporation
                                               (Registrant)

      Date:  May  15, 2000
                                        By:  /s/ HUGH MILLER
                                           ---------------------------
                                             Hugh Miller
                                             President & Chief Executive Officer


                                        By: /s/ RICHARD BLASS
                                           ----------------------------
                                             Richard Blass
                                             Senior Vice President and
                                             Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

10.1        Department of Justice Settlement Agreement and Order

11.1        Statement re: Computation of  Per Share Earnings.

27.1        Financial Data Schedule - Three Months Ended March 31, 2000