Form 10-Q
period 2000-06-30
DELTA FINANCIAL CORP
filed 2000-08-15
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2000

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


      Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes [x] No [ ]

      As of June 30, 2000, 15,883,749 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999................................................... 1

         Consolidated  Statements of Operations for the three months and six months ended June 30, 2000 and June 30, 1999.................... 2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2000 and June 30, 1999..................................... 3

         Notes to Consolidated Financial Statements.......................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........22


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................23

Item 2.  Changes in Securities and Use of Proceeds...........................26

Item 3.  Defaults Upon Senior Securities.....................................26

Item 4.  Submission of Matters to a Vote of Security Holders.................26

Item 5.  Other Information...................................................26

Item 6.  Exhibits and Current Reports on Form 8-K........................... 26

Signatures...................................................................27

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    JUNE 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)         2000            1999
                                                   ----------      ----------
ASSETS
Cash and interest-bearing deposits                $    58,228          69,557
Accounts receivable                                    39,814          32,367
Loans held for sale, net                               65,500          89,036
Accrued interest receivable                            13,223          63,309
Capitalized mortgage servicing rights                  42,872          45,927
Interest-only and residual certificates               238,089         224,659
Equipment, net                                         19,765          21,721
Prepaid and other assets                               19,542           5,428
Goodwill                                                4,239           4,831
                                                   ----------      ----------
   Total assets                                   $   501,272         556,835
                                                   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable                                      $       617           1,195
Warehouse financing and other borrowings               82,582         109,019
Senior Notes                                          149,521         149,474
Accounts payable and accrued expenses                  30,262          43,607
Investor payable                                       70,896          82,204
Advance payment by borrowers for taxes and insurance   14,841          13,784
Deferred tax liability                                  7,113          10,411
                                                   ----------      ----------
   Total liabilities                                  355,832         409,694
                                                   ----------      ----------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value. Authorized 49,000,000 shares;
  16,000,549 shares issued and 15,883,749 shares
   outstanding at June 30, 2000 and December 31, 1999     160             160
Additional paid-in capital                             99,472          99,472
Retained earnings                                      47,126          48,827
Treasury stock, at cost (116,800 shares)               (1,318)         (1,318)
                                                   ----------      ----------
   Total stockholders' equity                         145,440         147,141
                                                   ----------      ----------
     Total liabilities and stockholders' equity   $   501,272         556,835
                                                   ==========      ==========


          See accompanying notes to consolidated financial statements.

                                       1

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
(Dollars in thousands, except per share data)         2000          1999         2000        1999
                                                     -------      -------       -------     ------
Revenues
   Net gain on sale of mortgage loans               $ 11,274     $ 22,901     $ 25,928     $ 48,004
   Interest                                            7,567        9,680       18,104       16,113
   Servicing fees                                      3,738        3,743        7,804        7,356
   Origination fees                                    6,365        8,125       13,053       15,489
                                                     -------      -------      -------      -------
        Total revenues                                28,944       44,449       64,889       86,962
                                                     -------      -------      -------      -------
Expenses
   Payroll and related costs                          15,699       17,744       31,260       33,586
   Interest expense                                    8,528        6,077       16,331       12,249
   General and administrative (1)                     10,750       16,937       20,206       27,994
                                                     -------      -------      -------      -------
       Total expenses                                 34,977       40,758       67,797       73,829
                                                     -------      -------      -------      -------
(Loss) income before income
    tax (benefit) expense                             (6,033)       3,691       (2,908)      13,133
Income taxes (benefit) expense                        (2,506)       1,476       (1,207)       5,174
                                                     -------      -------      --------     -------
Net (loss) income                                   $ (3,527)    $  2,215     $ (1,701)    $  7,959
                                                     =======      =======      ========     =======

Per share data
     Net (loss) income per common
       share - basic and diluted                    $  (0.22)    $   0.14     $  (0.11)    $   0.52
                                                     ========     =======      ========     =======
     Weighted-average number
       of shares outstanding                       15,920,869  15,358,749    15,920,869  15,358,749



-----------------

(1) The Company recorded a $6.0 million pre-tax charge in the second quarter of 1999 when it reached a settlement in principle with the NYOAG. (An additional
$6.0 million pre-tax charge was recorded in the third quarter of 1999 in connection with the Company's final global settlement with the NYSBD and the NYOAG, which was later joined by the U.S. Department of Justice, the Federal
Trade Commission and the U.S.  Department of Housing and Urban Development.  See
"Legal Proceedings" for a more detailed discussion of the settlement.



          See accompanying notes to consolidated financial statements.

                                       2

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                         Six Months Ended
                                                                                             June 30,
(Dollars in thousands)                                                                 2000             1999
                                                                                     -------           -------
Cash flows from operating activities:
    Net (loss) income                                                               $ (1,701)         $  7,959
    Adjustments to reconcile net income to net cash used in
      operating activities:
       Provision for loan and recourse losses                                            542                50
       Depreciation and amortization                                                   3,664             2,742
       Deferred tax benefit                                                           (3,298)             (746)
       Capitalized mortgage servicing rights, net of amortization                      3,055            (5,062)
       Deferred origination costs                                                        499               232
       Interest-only and residual certificates received in
          securitization transactions, net                                           (13,430)          (12,450)
       Changes in operating assets and liabilities:
          Increase in accounts receivable                                             (7,447)           (4,727)
          Decrease in loans held for sale, net                                        23,033             1,519
          Decrease (increase) in accrued interest receivable                          50,086            (7,426)
          (Increase) decrease in prepaid and other assets                            (14,640)              659
          (Decrease) increase in accounts payable and accrued expenses               (13,357)            9,575
          (Decrease) increase in investor payable                                    (11,308)           13,038
          Increase in advance payments by borrowers for taxes and insurance            1,057             2,249
                                                                                     -------           -------
             Net cash provided by operating activities                                16,755             7,612
                                                                                     -------           -------
Cash flows from investing activities:
    Purchase of equipment                                                             (1,069)           (4,905)
                                                                                     -------           -------
             Net cash used in investing activities                                    (1,069)           (4,905)
                                                                                     -------           -------
Cash flows from financing activities:
    (Repayments) proceeds from warehouse financing and other borrowings              (26,437)           12,019
    Decrease in bank payable, net                                                       (578)              (23)
                                                                                     -------           -------
             Net cash (used in) provided by financing activities                     (27,015)           11,996
                                                                                     -------           -------
             Net (decrease) increase in cash and interest-bearing deposits           (11,329)           14,703

Cash and interest-bearing deposits at beginning of period                             69,557            59,183
                                                                                     -------           -------
Cash and interest-bearing deposits at end of period                                 $ 58,228          $ 73,886
                                                                                     =======           =======

Supplemental Information:
Cash paid during the period for:
    Interest                                                                        $ 15,540          $ 11,717
                                                                                     =======           =======
    Income taxes                                                                    $  2,101          $  5,921
                                                                                     =======           =======

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

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the year ended December 31, 1999. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that will be expected for the entire year.

    All adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. Certain prior period amounts in the financial statements have been reclassified to conform with the current year presentation.


(2) SUMMARY OF REGULATORY SETTLEMENTS

   In September 1999, the Company settled allegations by the New York State Banking Department (the "NYSBD") and a lawsuit by the New York State Office of the Attorney General ("NYSOAG") alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain
(a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, implemented agreed upon changes to its lending practices; will provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and created a fund of approximately $4.75 million financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The proceeds of the fund will be used, for among other things, payments to borrowers, to pay for a variety of consumer educational and counseling programs.

   In March 2000, the Company finalized an agreement with the U.S. Department of Justice (the "DOJ"), the Federal Trade Commission (the "FTC") and the Department of Housing and Urban

Development ("HUD"), to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment by Delta.

(3) IMPACT OF NEW ACCOUNTING STANDARDS

   In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement amends and supersedes certain paragraphs of SFAS No. 133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS No. 138 and 133 apply to quarterly and annual financial statements. The Company does not believe that there will be a material impact on its financial condition or results of operations upon the adoption of SFAS No. 138 and 133.


(4) EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is net income.




                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                             -------------------        -----------------

(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)      2000           1999        2000         1999
-------------------------------------------------------------------------------------------
Net (loss) income                          $(3,527)       $2,215     $(1,701)       $7,959
Weighted-average shares - basic          15,920,869   15,358,749   15,920,869   15,358,749
Basic EPS                                   $(0.22)        $0.14      $(0.11)        $0.52

Weighted-average shares - basic          15,920,869   15,358,749   15,920,869   15,358,749
Incremental shares-options                      ---       36,942          693       24,619
-------------------------------------------------------------------------------------------
Weighted-average shares - diluted        15,920,869   15,395,691   15,921,562   15,383,368
Diluted EPS                                 $(0.22)        $0.14      $(0.11)        $0.52


(5) SUBSEQUENT EVENTS


   In July 2000, the Company decided to discontinue its correspondent operations to focus exclusively on its less cash intensive broker and retail channels.

   In July 2000, the Company also sold a domain name for $2.125 million.

     In August 2000, the Company announced an agreement to restructure (the "Debt Restructuring") its outstanding $150 million aggregate principal amount of 9 1/2% senior notes due 2004 (the "Senior Notes"). With the consent of more than fifty percent of its Senior Note holders, a negative covenant in the Senior Notes Indenture that prevented the Company from encumbering, or otherwise obtaining financing against, any of its residual assets has been modified. In consideration for the Senior Note holders' consent to modify this restriction, the Company has agreed to offer current Senior Note holders the option of exchanging in an exchange offering (the "Exchange Offer") their existing securities for new senior notes (the

"New Notes"), to be secured by at least $165 million of the Company's residual assets. The New Notes will have the same coupon, face amount, and maturity date as the Senior Notes. Note holders of the New Notes will receive ten-year warrants to buy approximately 1.6 million shares, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Company expects that this Exchange Offer will be completed by October 15, 2000. All of the other terms of the New Notes will be substantially similar to the terms of the Senior Notes.

   In August 2000, the Company also announced that it was streamlining its operations to improve efficiencies and increase profitability by reducing its workforce, consolidating some of its offices and reducing the compensation of its senior management and some of its general staff.

   In August 2000, the Company entered into a financing agreement with a lender to finance approximately $17 million of its interest-only and residual certificates in accordance with its Debt Restructuring.



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

   Through its wholly-owned subsidiary, Delta Funding Corporation ("Delta Funding"), the Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of the borrower ("Brokered Loans") and also purchases loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). However, in July 2000, the Company decided to discontinue its correspondent operations to focus exclusively on its less cash intensive broker and retail channels. Delta Funding currently originates the majority of its loans in 24 states, through its network of approximately 1,500 brokers.

   Through its wholly-owned subsidiary, Fidelity Mortgage Inc., the Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 14 retail offices located in eight states. In March 2000, the Company closed a loan production center in Georgia. In July 2000, the Company opened a new retail origination call center to expand the Company's existing retail operations at its office in Woodbury, New York.

   In June 1999, the Company announced a settlement in principle with the NYOAG, which was to provide for retrospective relief to certain borrowers in the form of reduced monthly obligations aggregating $6 million and prospective changes to some of the Company's lending practices. The NYOAG took issue with Delta's lending practices, specifically which loans should and should not be made by Delta. The settlement in principle was later expanded to include the NYSBD and the DOJ, which had raised similar concerns relating to Delta's lending practices. In September 1999, the Company finalized its settlements with the NYSBD and the NYOAG, but only after the NYOAG filed suit against the Company in August 1999, as evidenced by (1) a Remediation Agreement by and between the Company and the NYSBD, and (2) a Stipulated Order on Consent by and among the Company and the NYOAG.

   As part of the final global settlement (in lieu of the previously announced $6 million settlement with the NYOAG), the Company agreed to, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a reversionary fund ("the Fund"), administered by a trustee named by the NYSBD, financed by the grant by Delta of 525,000 shares of Delta's common stock, valued at an assumed constant price of $9.10 per share, which approximates the book value of the shares. All proceeds raised through the Fund shall be used for restitution and/or to pay for a variety of educational and counseling programs at the discretion of the NYSBD.

   The Company recorded a $6.0 million pre-tax charge in the second quarter of 1999 when it reached a settlement in principle with the NYOAG. Subsequently, an additional $6.0 million pre-tax charge was recorded in the third quarter of 1999 when the Company reached a global settlement with the NYSBD and the NYOAG. The Company finalized its agreement with the DOJ in March 2000. The DOJ settlement, which parallels the NYSBD and NYOAG settlement agreements, was also signed by the FTC and HUD. See "Legal Proceedings" for a discussion of the settlement.

   For the three months ended June 30, 2000 the Company originated and purchased $264 million of loans, a decrease of 36% over the $414 million of loans originated and purchased in the comparable period in 1999. Of these amounts, approximately $167 million were originated through its network of brokers, $71 million were originated through its retail network and $26 million were purchased from its network of correspondents during the three months ended June 30, 2000 compared to $257 million, $92 million and $65 million, respectively, for the same period in 1999. In July 2000, the Company decided to discontinue its correspondent operations to focus exclusively on its less cash intensive broker and retail channels.


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

                                                   THREE MONTHS ENDED
                                             --------------------------------
(Dollars in thousands)                         JUNE 30,            MARCH 31,
                                                2000                2000
                                             -----------          -----------
Total Outstanding Principal Balance
  (at period end)......................     $  3,816,818         $  3,732,118
Average Outstanding(1).................        3,792,340            3,698,545
DELINQUENCY (at period end) 30-59 Days:
  Principal Balance....................     $    208,674         $    195,375
  Percent of Delinquency(2)............            5.47%                5.24%
60-89 Days:
  Principal Balance....................     $    103,347         $     81,290
  Percent of Delinquency(2)............            2.71%                2.18%
90 Days or More:
  Principal Balance...................      $     54,718         $     48,619
  Percent of Delinquency(2)............            1.43%                1.30%
Total Delinquencies:
  Principal Balance....................     $    366,739         $    325,284
  Percent of Delinquency(2)............            9.61%                8.72%
FORECLOSURES
  Principal Balance....................     $    190,059         $    192,067
  Percent of Foreclosures by Dollar(2).            4.98%                5.15%
REO (at period end)...................      $     47,098         $     44,588
   Percent of REO......................            1.23%                1.19%
Net Losses on Liquidated Loans.........     $    (6,517)         $    (4,544)
Percentage of Net Losses on Liquidated Loans
  (based on Average Outstanding Balance)(3)      (0.69%)              (0.49%)
---------------
(1)Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total principal balance by the number of months in the applicable period.
(2)Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3)Annualized.

    Management believes that its loan servicing portfolio may incur higher delinquency and loss experience for the foreseeable future as its portfolio becomes more seasoned (aged) and is not offset as much by newer originated loans (loan originations have been lower as compared to prior periods) which usually carry a lower delinquency and loss experience and due to the overall decline in its servicing portfolio due to the sale of its servicing on loans sold through a securitization in June 2000.



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

   The Company makes assumptions concerning prepayment rates and defaults based upon the seasoning of its existing securitization loan portfolio. The following table compares the prepayment assumptions used during the first six months of 2000 (the "new" assumptions), with those used during the first six months of 1999 (the "old" assumptions):

LOAN TYPE               MONTH 1 SPEED                 PEAK SPEED
---------               -------------                 ----------
                         NEW      OLD                 NEW     OLD
                         ---      ---                 ---     ---
Fixed Rate Loans        4.0%     4.8%                 31%     31%
Six-Mo. LIBOR ARMs     10.0%    10.0%                 50%     50%
Hybrid ARMs             4.0%     6.0%                 50%     50%

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

   An annual discount rate of 12.0% was utilized in determining the present value of cash flows from residual certificates, using the "cash-out" method, which are the predominant form of retained interests at both June 30, 2000 and December 31, 1999.

   In the second quarter of 2000, the Company was required to take a $3.7 million valuation adjustment to its interest only and residual certificates in accordance with SFAS 115, due to the increase in one-month LIBOR. Some of the Company's interest only and residual certificates are backed by floating rate securities, which are susceptible to interest rate risk associated with movement in short-term interest rates.

   The Company uses the same prepayment assumptions in estimating the fair value of its mortgage servicing rights.

RESULTS OF OPERATIONS
THREE MONTHS  ENDED JUNE 30, 2000  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

GENERAL

   The Company's net loss for the three months ended June 30, 2000 was $3.5 million, or ($0.22) per share, compared to net income of $2.2 million, or $0.14 per share, for the three months ended June 30, 1999. Excluding a one-time charge relating to the Company's original settlement in principle with the NYOAG (which settlement has been replaced by the Company's global settlement with the NYSBD, NYOAG and the DOJ), the Company's net income for the three months ended June 30, 1999 would have been $5.8 million, or $0.38 per share. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues decreased $15.5 million, or 35%, to $28.9 million for the three months ended June 30, 2000, from $44.4 million for the comparable period in 1999. The decrease in revenue was primarily attributable to a decrease in the net gain recognized on the sale of mortgage loans and to a lesser extent, decreases in interest income and origination fees.

   The Company originated and purchased $264 million of mortgage loans for the three months ended June 30, 2000, representing a 36% decrease from $414 million of mortgage loans originated and purchased for the comparable period in 1999. The Company securitized and sold $275 million in loans (and sold the related servicing rights) during the three months ended June 30, 2000 compared to $420 million securitized or sold in the corresponding period in 1999, representing a 35% decrease. Total loans serviced increased 14% to $3.82 billion at June 30, 2000 from $3.36 billion at June 30, 1999.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the interest-only and residual certificates retained by the Company in a securitization for each period and the market value of the interest-only certificates sold in connection with each securitization, (b) the fair value of capitalized mortgage servicing rights associated with loans securitized in each period and the market value of capitalized mortgage servicing rights sold in connection with each securitization, and (c) premiums earned on the sale of whole loans on a servicing-released basis, (2) less the (x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations and (z) any hedge loss
(gain) associated with a particular securitization.

   Net gain on sale of mortgage loans decreased $11.6 million, or 51%, to $11.3 million for the three months ended June 30, 2000, from $22.9 million for the comparable period in 1999. This decrease was primarily due to a 35% decrease in the amount of loans securitized or sold to $275 million in 2000, compared to $420 million of loans securitized or sold in 1999; and a lower amount of gross excess spread expected to be earned over the life of the loans as calculated by the weighted average coupon on the pool of mortgage loans securitized less the total cost of funds on the securitization. The decrease in the gross excess spread was attributable primarily to wider spreads demanded by asset-backed investors who purchased the pass-through certificates issued by the securitization trust during the three months ended June 30, 2000 compared to the corresponding period in 1999. The decrease was partially offset by lower aggregate premiums paid to acquire loans, resulting from both a decrease in amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents. The weighted average net gain on sale ratio was 4.1% for the three months ended June 30, 2000 compared to 5.5% for the comparable period in 1999.

   INTEREST INCOME. Interest income primarily represents the sum of (1) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect changes in the fair value of the interest-only and residual certificates, (2) the gross interest earned on loans held for sale (other than for loans sold into the mortgage loan conduit, in which case it is the net interest spread), (3) with respect to loans sold into the mortgage loan conduit, the net interest margin earned (excess servicing) between the weighted average rate on the mortgage loans less the conduit's variable funding rate plus administrative fees, and (4) interest earned on cash collection balances.

   Interest income decreased $2.1 million, or 22%, to $7.6 million for the three months ended June 30, 2000, from $9.7 million for the comparable period in 1999. The decrease in interest income was primarily due to (1) a higher fair value adjustment during the second quarter of 2000 due to an increase in one month LIBOR (see "Fair Value Adjustment")and (2)a decreased amount of loans held prior to securitization, reflecting lower overall loan production in the three months ended June 30, 2000. This was partially offset by (a) a higher mortgage coupon rate of 11.2% from 10.0% reflecting a higher economic interest rate environment and (b) the accounting for loans sold through a mortgage loan conduit (special purpose vehicle) prior to securitization in the second quarter of 1999, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights and
(2) prepaid interest shortfalls.

   Servicing fees remained flat at $3.7 million for both the three months ended June 30, 2000, and June 30, 1999. Contractual servicing income increased due to the increase in the aggregate size of the Company's servicing portfolio, but was offset by a decrease in ancillary service fees collected. The average balance of the mortgage loans serviced by the Company increased 15% to $3.79 billion for the three months ended June 30, 2000 from $3.29 billion during the comparable period in 1999.

   ORIGINATION FEES. Origination fees represent fees earned on brokered and retail originated loans. Origination fees decreased $1.7 million, or 21%, to $6.4 million for the three months ended June 30, 2000, from $8.1 million for the comparable period in 1999. The decrease was primarily the result of (a) a 35% decrease in broker originated loans and (b) a 23% decrease in retail originated loans.

EXPENSES

   Total expenses decreased by $5.8 million, or 14%, to $35.0 million for the three months ended June 30, 2000, from $40.8 million for the comparable period in 1999. The decrease was primarily the result of a decrease in general and administrative costs related to the Company's original settlement in principle with the NYOAG in June 1999 (which settlement has been replaced by the Company's global settlement with the NYSBD, NYOAG and the DOJ) and a decrease in personnel costs, partially offset by an increase in interest expense.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs decreased by $2.0 million, or 11%, to $15.7 million for the three months ended June 30, 2000, from $17.7 million for the comparable period in 1999. The decrease was primarily due to a decline in staffing in the Company's broker and retail divisions and in commissions paid to these employees, related to a decrease in loans originated. In addition, there was a decrease in bonuses related to executive employees. This was partially offset by an increase in staffing related to growth in the Company's servicing portfolio, coupled with an increase in employee fringe benefits. As of June 30, 2000, the Company employed 1,063 full- and part-time employees, compared to 1,278 full- and part-time employees as of June 30, 1999.

   INTEREST  EXPENSE.  Interest  expense includes the borrowing costs to finance
loan  originations  and  purchases,   equipment   financing  and  the  Company's
overall operations under the Senior Notes and the Company's credit facilities.

   Interest expense increased by $2.4 million, or 39%, to $8.5 million for the three months ended June 30, 2000 from $6.1 million for the comparable period in 1999. The increase was primarily attributable to the accounting for loans sold through a mortgage loan conduit prior to their securitization during the second quarter of 1999, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. The Company did not utilize its mortgage loan conduit during the second quarter of 2000. In addition, there was an increase in the cost of funds on the Company's credit facilities, which were tied to one-month LIBOR. The one-month LIBOR index increased to an average interest rate of 6.5% in the three months ended June 30, 2000, compared to an average interest rate of 5.0% for the comparable period in 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

     General and administrative expenses decreased $6.2 million, or 37%, to $10.7 million for the three months ended June 30, 2000, from $16.9 million for the comparable period in 1999. This decrease was primarily attributable to the Company's original settlement in principle with the

NYOAG  (which   settlement  has  been    replaced  by    the   Company's  global
settlement with the NYSBD, NYOAG and the DOJ).

   INCOME TAXES. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   The Company recorded a tax benefit of $2.5 million and a tax provision of $1.5 million for the three months ended June 30, 2000 and 1999, respectively.



SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

GENERAL

   The Company's net loss for the six months ended June 30, 2000 was $1.7 million, or ($0.11) per share, compared to net income of $8.0 million, or $0.52 per share, for the six months ended June 30, 1999. Excluding a one-time charge relating to the Company's original settlement in principle with the NYOAG (which settlement has been replaced by the Company's global settlement with the NYSBD, NYOAG and the DOJ), the Company's net income for the six months ended June 30, 1999 would have been $11.6 million, or $0.76 per share. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues decreased $22.1 million, or 25%, to $64.9 million for the six months ended June 30, 2000, from $87.0 million for the comparable period in 1999. The decrease in revenue was primarily attributable to a decrease in the net gain recognized on the sale of mortgage loans and origination fees, partially offset by an increase in interest income and servicing fees.

   The Company originated and purchased $551 million of mortgage loans for the six months ended June 30, 2000, representing a 33% decrease from $819 million of mortgage loans originated and purchased for the comparable period in 1999. The Company securitized and sold $565 million in loans (and sold the related servicing rights on its second quarter $275 million securitization) during the six months ended June 30, 2000 compared to $795 million securitized or sold in the corresponding period in 1999, representing a 29% decrease. Total loans serviced increased 14% to $3.82 billion at June 30, 2000 from $3.36 billion at June 30, 1999.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans decreased $22.1 million, or 46%, to $25.9 million for the six months ended June 30, 2000, from $48.0 million for the comparable period in 1999. This decrease was primarily due to a 29% decrease in the amount of loans securitized or sold; a revision to the Company's loan loss reserve assumption in 1999 (see "-Fair Value Adjustments"); a change in the securitization structure which reduced the Company's profitability (but provided better cash flow dynamics, such as selling of the senior interest-only certificate), coupled with wider spreads demanded by asset-backed investors who purchase the pass-through certificates issued by securitization trusts during the six months ended June 30, 2000 compared to the corresponding period in 1999. The decrease was partially offset by lower aggregate premiums paid to acquire loans, resulting from both a decrease in amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents. The weighted average net gain on sale ratio was 4.6% for the six months ended June 30, 2000 compared to 6.0% for the comparable period in 1999.

   INTEREST INCOME. Interest income increased $2.0 million, or 12%, to $18.1 million for the six months ended June 30, 2000, from $16.1 million for the comparable period in 1999. The increase in interest income was primarily due to
(1) the accounting of loans sold through a mortgage loan conduit prior to securitization in the first six months of 1999, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses and (2) a higher mortgage coupon rate of 11.1% from 10.1% reflecting a higher economic interest rate environment.

   SERVICING FEES. Servicing fees increased $0.4 million, or 5%, to $7.8 million for the six months ended June 30, 2000, from $7.4 million for the comparable period in 1999. This increase was primarily due to an increase in the aggregate size of the Company's servicing portfolio, but was offset by a decrease in ancillary service fees collected. The average balance of the mortgage loans serviced by the Company increased 18% to $3.75 billion for the six months ended June 30, 2000 from $3.19 billion during the comparable period in 1999.

   ORIGINATION FEES. Origination fees decreased $2.4 million, or 15%, to $13.1 million for the six months ended June 30, 2000, from $15.5 million for the comparable period in 1999. The decrease was primarily the result of (a) a 31% decrease in broker originated loans and (b) a 16% decrease in retail originated loans.



EXPENSES

   Total expenses decreased by $6.0 million, or 8%, to $67.8 million for the six months ended June 30, 2000, from $73.8 million for the comparable period in 1999. The decrease was primarily the result of a decrease in general and administrative costs related to the Company's original settlement in principle with the NYOAG in June 1999 (which settlement has been replaced by the Company's global settlement with the NYSBD, NYOAG and the DOJ) and a decrease in personnel costs, partially offset by an increase in interest expense.

   PAYROLL AND RELATED COSTS. Payroll and related costs decreased by $2.3 million, or 7%, to $31.3 million for the six months ended June 30, 2000, from $33.6 million for the comparable period in 1999. The decrease was due primarily to a decline in staffing in the Company's broker and retail divisions and in commissions paid to these employees, related to a decrease in loans originated. In addition, there was a decrease in bonuses related to executive employees. This was partially offset by an increase in staffing related to growth in the Company's servicing portfolio, coupled with an increase in employee fringe benefits. As of June 30, 2000, the Company employed 1,063 full- and part-time employees, compared to 1,278 full- and part-time employees as of June 30, 1999.

   INTEREST EXPENSE. Interest expense increased by $4.1 million, or 34%, to $16.3 million for the six months ended June 30, 2000 from $12.2 million for the comparable period in 1999. The increase was primarily attributable to the accounting for loans sold through a mortgage loan conduit prior to their securitization during the six months ended June 30, 1999, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. The Company did not utilize its mortgage loan conduit during the six months ended June 30, 2000. In addition, there was a increase in the cost of funds on the Company's credit facilities, which were tied to one-month LIBOR. The one-month LIBOR index increased to an average interest rate of 6.2% in the six months ended June 30, 2000, compared to an average interest rate of 5.0% for the comparable period in 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $7.8 million, or 28%, to $20.2 million for the six months ended June 30, 2000, from $28.0 million for the comparable period in 1999. This decrease was primarily attributable to the Company's original settlement with the NYOAG (which settlement has been replaced by the Company's global settlement with the NYSBD, NYOAG and the DOJ) and higher legal-related costs and reserves during the six months ended June 30, 1999.

   INCOME TAXES. The Company recorded a tax benefit of $1.2 million and a tax provision of $5.2 million for the six months ended June 30, 2000 and 1999, respectively.


FINANCIAL CONDITION

JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

   Cash and interest-bearing deposits decreased $11.4 million, or 16%, to $58.2 million at June 30, 2000, from $69.6 million at December 31, 1999. The decrease was primarily the result of lower prepayments which caused a decrease in monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable increased $7.4 million, or 23%, to $39.8 million at June 30, 2000, from $32.4 million at December 31, 1999. The increase was primarily attributable to an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations, related to a higher average servicing portfolio, coupled with a $2.7 million receivable related to the sale of servicing rights in conjunction with the Company's second quarter loan securitization.

   Loans held for sale, net decreased $23.5 million, or 26%, to $65.5 million at June 30, 2000, from $89.0 million at December 31, 1999. This decrease was primarily due to the net difference between loan originations and loans sold or securitized during the six months ended June 30, 2000.

   Accrued interest receivable decreased $50.1 million, or 79%, to $13.2 million at June 30, 2000, from $63.3 million at December 31, 1999. This decrease was primarily due to the sale of interest receivable assets, partially offset by an increase in reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights decreased $3.0 million, or 7%, to $42.9 million at June 30, 2000, from $45.9 million at December 31, 1999. This decrease was primarily due to the
amortization   of   the  capitalized  mortgage  servicing  rights  which was not offset in the second quarter 2000, with a new recorded capitalized mortgage servicing rights usually associated with a securitization. The Company sold its contractual right to service the loans on its second quarter 2000 securitization for a cash premium.

   Interest-only and residual certificates increased $13.4 million, or 6%, to $238.1 million at June 30, 2000, from $224.7 million at December 31, 1999. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $17.8 million from loans securitized during the six months ended June 30, 2000, partially offset by normal amortization due to cash distributions and fair value adjustments.

   Prepaid and other assets increased $14.1 million, or 261%, to $19.5 million at June 30, 2000, from $5.4 million at December 31, 1999. This increase was primarily attributable to the Company's investment in new affiliate companies (qualified special purpose entities used for securitizations).

   Warehouse financing and other borrowings decreased $26.4 million, or 24%, to $82.6 million at June 30, 2000, from $109.0 at December 31, 1999. This decrease was primarily attributable to the repayment in full of the Company's bank syndicate working capital line in June 2000.

   The aggregate principal balance of the Senior Notes totaled $149.5 million at June 30, 2000 and December 31, 1999, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1 (See Subsequent Events, Note 5).

   Accounts payable and accrued expenses decreased $13.3 million, or 31%, to $30.3 million at June 30, 2000, from $43.6 million at December 31, 1999. The decrease was primarily the result of timing of various operating accruals and payables.

   Investor payable decreased $11.3 million, or 14%, to $70.9 million at June 30, 2000, from $82.2 million at December 31, 1999. The decrease was primarily the result of lower prepayments, which caused a decrease in the amount payable to investors. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   Deferred tax liability decreased $3.3 million, or 32%, to $7.1 million as June 30, 2000, from $10.4 million as December 31, 1999. This decrease is primarily due to a tax benefit of $1.2 million and tax payments of $2.1 million.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has primarily operated on a negative cash flow basis in the past and anticipates that it will continue to have a negative operating cash flow for the foreseeable future due primarily to lower projected aggregate cash inflows from the Company's retained interest-only and residual certificates. The lower projected inflows are due to expected timing differences between older deals cash flowing less per month per deal as the mortgage pool pays down and newer deals not yet cash flowing until initial reserve requirements are satisfied. As initial reserve requirements on some newer deals are reached, the Company will begin to receive additional cash inflows from its retained interest-only and residual certificates which, coupled with (a) the Company's continued concentration on its less cash-intensive broker and retail originations, and (b) its recent history of utilizing favorable securitization structures that have allowed the Company to sell senior interest-only certificates and/or mortgage servicing rights for an up front cash purchase price, may help offset the operating cash deficit in future quarters. However, market conditions and various other possibilities identified below under "Risk Factors" could impact the Company's cash flows potentially resulting in a more significant negative cash flow.

   For the six months ended June 30, 2000, the Company had an operating cash flow of $16.8 million compared to an operating cash flow of $7.6 million for the comparable period in 1999. The increase in operating cash flow was primarily due to the Company's sale of interest receivable assets during the six months ended June 30, 2000, which, due to the "off-balance sheet" nature of the transactions are classified as "operating activities." However, the majority of the proceeds
- approximately $25 million - from these interest receivable asset sales was used to repay the Company's bank syndicate working capital line, which is classified as a "financing activity." Excluding those proceeds that were used to repay the working capital line from operating cash flows results in a pro forma net operating deficit of $[8.2] million.

   To a lesser extent, the increase in operating cash flow also was due to a reduction in tax payments and the Company's de-emphasis of the correspondent loan production channel (thereby decreasing the amount of premiums paid to correspondents) during the six months ended June 30, 2000. This was partially offset by a decrease in cash flows from the Company's retained interest-only and residual certificates, a reduction in cash received on the sale of interest only assets at the time of securitization and the Company's use of operating cash to fund interest (delinquency) and servicing advance obligations required as servicer for its securitization program. These interest and servicing advances are reimbursable to the Company as the borrowers repay their obligations over time. As such, the exact timing of these reimbursements cannot be predicted with certainty.

   Currently, the Company's primary cash requirements include the funding of (1) loan originations pending their pooling and sale, (2) interest expense on its Senior Notes and warehouse and other financings, (3) fees, expenses, interest (delinquency) advances, servicing-related advances and tax payments incurred in connection with its securitization program, and (4) ongoing administrative and other operating expenses.

   The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and service loans. Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support the continued growth of its loan originations, securitizations and general operating expenses. In July 1997, the Company completed an offering of the Senior Notes. A portion of the Senior Notes proceeds were used to pay down various financing facilities with the remainder used to fund the Company's growth in loan originations and its ongoing securitization program. The Company's primary sources of liquidity continue to be warehouse and other financing facilities, securitizations (of mortgage loans, interest (delinquency) advances and servicing advances) and, subject to market conditions, sales of whole loans, and debt and equity securities. The Company also anticipates, subject to market conditions, utilizing net interest margin securitizations ("NIMS") and/or other financing against its residual assets, following its Debt Restructuring, which was announced subsequent to June 30, 2000 and which permits the Company to now sell and/or obtain financing against a portion of its residual and interest-only certificates.

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company had three warehouse facilities as of June 30, 2000 for this purpose. One of the Company's facilities is a $200 million credit line with a variable rate of interest. This credit line was renewed in June 2000. However, the Company and the lender have not finalized all terms and as such are still operating under the existing agreement. The Company's second warehouse facility is a renewal of a $200 million mortgage loan conduit with a variable rate of interest and a final maturity date of September 2000. The Company's third warehouse facility is a $200 million credit facility that has a variable rate of interest and a final maturity date of September 2000. There can be no assurance that the Company will be able to renew any of these warehouse facilities at their respective maturities.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The continued availability of funds provided to the Company under these agreements is subject to, among other conditions, the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of June 30, 2000.

   The Company purchased a total of 116,800 shares of its common stock during the year ended December 31, 1998, under the Company's stock repurchase program, at a total cost of $1.3 million. All of the repurchased shares were purchased in open market transactions at then prevailing market prices. During the first six months of 2000, no additional shares were repurchased.



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

    Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, can also adversely affect the Company by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, which decreases the value of the residual assets received by the Company through securitization.

   Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities, although the Company undertakes to hedge its exposure to this risk by using treasury rate lock contracts. (See "--Hedging"). Fluctuating interest rates may also affect net interest income as certain of the Company's asset-backed securities are priced off of one-month LIBOR, but the collateral underlying such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial 2 or 3 years, and then adjusts thereafter every six months - which creates basis risk (See "--Fair Value Adjustments").


HEDGING

   The Company originates and purchases mortgage loans and then sells them primarily through securitizations. At the time of securitization and delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread," between the interest rate on the loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by securitization trusts. Historically, the rate paid on the pass-through certificates generally was related to the interest rate on treasury securities with maturities corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread narrows, resulting in a loss in value of the loans. The Company has implemented a strategy to protect against such losses and to reduce interest rate risk on loans originated and purchased that have not yet been securitized through the use of treasury rate lock contracts with various durations (which are similar to selling a combination of United States Treasury securities), which equate to a duration similar to the duration of the underlying loans. The nature and quantity of hedging transactions are determined by the Company based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into treasury rate lock contracts through one of its warehouse lenders and/or one of the investment bankers, which underwrite the Company's securitizations. These contracts are designated as hedges in the Company's records and are closed out when the associated loans are sold through securitization.

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

   The Company has continued to review its hedging strategy in order to best mitigate risk pending securitization. As the asset-backed securitization market improved in the first quarter of 1999, and spreads over treasuries became largely more predictable, the Company resumed its hedging strategy of selling treasury rate-lock contracts to mitigate its interest rate risk pending securitization. For the six months ended June 30, 2000 and 1999, the Company recorded a hedge loss of $0.1 million and a hedge gain of $4.1 million respectively, which largely offset a change in the value of mortgage loans being hedged, as part of its gain on sale of loans.


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

   To reduce its financial exposure to changes in interest rates, the Company generally hedges its mortgage loans held for sale by entering into treasury rate lock contracts (see "-Hedging"). The Company's hedging strategy has been for the most part an effective tool to manage the Company's interest rate risk on loans prior to securitization, by providing the Company with a cash gain (or loss) to largely offset the reduced (increase) excess spread (and resultant lower (or higher) net gain on sale) from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale.

   Changes in interest rates also could adversely affect the Company's ability to purchase and originate loans and/or could affect the level of loan prepayments thereby impacting the size of the Company's loan servicing portfolio and the value of the Company's interest only and residual certificates and capitalized mortgage servicing rights. (See "-Interest Rate Risk").

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

o In or about November 1998, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that the Company had violated the Home Equity and Ownership Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Lawss.349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought the injunctive relief on their behalf. The Company opposed the motions. On December 14, 1998, the  District  Court  Judge  granted  the  motion  to  intervene  and on
      December 23, 1998, the District Court Judge issued a preliminary injunction enjoining the Company from proceeding with the foreclosure sales of the three intervenors' properties. The Company has filed a motion for reconsideration of the December 23, 1998 order. In January 1999, the Company filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, the Company filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. Also in September 1999, plaintiffs filed a motion for class certification, which was opposed by Delta in February 2000, and is now fully briefed and filed pending hearing. In or about October 1999, plaintiffs filed a motion seeking an order preventing the Company, its attorneys and/or the NYSBD from issuing notices to certain of Delta's borrowers, in accordance with a settlement agreement entered into by and between the Company and the NYSBD. In or about October 1999 and November 1999, respectively, Delta and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permits Delta to issue an approved form of the notice. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with a ny certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

o In or about March 1999, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, the Company filed an answer to the complaint. In August 1999, plaintiffs filed a motion for class certification, which the Company opposed in July 2000 and the motion is now submitted. In September 1999, the Company filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, the Company filed a motion to change venue and Plaintiff's opposed the motion. In July 1999, the Court denied the motion to change venue. The Company appealed and in March 2000, the Appellate Court granted Delta's appeal to change venue from New York County to Nassau County. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

o In or about August 1999, the NYOAG filed a lawsuit against the Company alleging violations of (a) RESPA (by paying yield spread premiums), (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Lawss.296-a, and (e) New York Executive Lawss. 63(12). In September 1999, Delta and the NYOAG settled the lawsuit, as part of a global settlement by and among Delta, the NYOAG and the NYSBD, evidenced by that certain (a)
      Remediation Agreement by and between Delta and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta, Delta

      Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a fund of approximately $4.75 million to be financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The proceeds of the fund will be used, for among other things, to pay borrowers and for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against the Company.

      The Remediation Agreement and Stipulated Order on Consent supersede the Company's previously announced settlements with the NYSBD and NYOAG. In March 2000, the Company finalized a settlement agreement with the United States Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Renewal, to complete the global settlementit had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

o In November 1999, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with the Company's initial public offering in 1996 and its reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged recently in the consumer lawsuits and regulatory actions indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in the Company's common stock. In May 2000, the Court consolidated this case and several other lawsuits that purportedly contain the same or similar allegations. The Company believes that it has meritorious defenses and intends to defend these suits, but has not answered yet and cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

o In or about April 2000, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that the Company has improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with Delta. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. The Company answered the complaint in June 2000. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of stockholders was held on May 16, 2000. At the meeting, Richard Blass and Arnold B. Pollard were elected as a Class I Directors for a term of three years. Sidney A. Miller, Hugh Miller, Martin D. Payson and Margaret Williams continue to serve as members of the Board of Directors.

            Votes cast in favor of Mr. Blass' selection totaled 14,598,596, while 30,340 votes were withheld.

            Votes cast in favor of Mr. Pollard's selection totaled 14,598,596, while 30,340 votes were withheld.

   The stockholders also voted to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. Votes cast in favor of this ratification were 14,620,621, while votes cast against were 7,365 and abstentions totaled 950.

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

      (a)  Exhibits:          11.1  Statement re: Computation of Per
                                    Share Earnings

                              27.1  Financial   Data  Schedule  -  Six  Months
                                    Ended June 30, 2000


      (b)  Reports on Form 8-K:     None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DELTA FINANCIAL CORPORATION
                                                            (Registrant)

            Date:  August 11, 2000
                                                By:       /S/ HUGH MILLER
                                                          ---------------
                                                      Hugh Miller
                                                      PRESIDENT & CHIEF
                                                      EXECUTIVE OFFICER


                                                By:       /S/ RICHARD BLASS
                                                          -----------------
                                                      Richard Blass
                                                      SENIOR  VICE   PRESIDENT
                                                      AND
                                                      CHIEF FINANCIAL OFFICER

                                EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

27.1        Financial Data Schedule - Six Months Ended June 30, 2000