Form 10-Q
period 2000-09-30
DELTA FINANCIAL CORP
filed 2000-11-15
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the  quarterly  period ended  September 30, 2000

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

             1000 WOODBURY ROAD, SUITE 200, WOODBURY, NEW YORK 1179
    (Address of registrant's principal executive offices including ZIP Code)

                                (516) 364 - 8500
              (Registrant's telephone number, including area code)

                                    NO CHANGE
(Former name,former address and former fiscal year,if changed since last report)


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

      As of September 30, 2000, 15,883,749 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                              INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated  Balance  Sheets  as of  September  30,  2000  and
           December 31, 1999................................................. 1

           Consolidated  Statements of Operations for the three months and nine months ended September 30, 2000 and September 30, 1999....... 2

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2000 and September 30, 1999......................... 3

           Notes to Consolidated Financial Statements........................ 4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........27


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings............................................... 28

Item 2.     Changes in Securities and Use of Proceeds........................31

Item 3.     Defaults Upon Senior Securities..................................31

Item 4.     Submission of Matters to a Vote of Security Holders..............31

Item 5.     Other Information................................................31

Item 6.     Exhibits and Current Reports on Form 8-K........................ 31

Signatures...................................................................32

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)                     2000           1999
                                                              ------------    -----------
ASSETS
Cash and interest-bearing deposits                            $    53,792     $   69,557
Accounts receivable                                                33,437         32,367
Loans held for sale, net                                           53,845         89,036
Accrued interest receivable                                        14,136         63,309
Capitalized mortgage servicing rights                              40,077         45,927
Interest-only and residual certificates                           239,132        224,659
Equipment, net                                                     16,226         21,721
Prepaid and other assets                                           22,520          5,428
Deferred tax asset                                                 12,071           --
Goodwill                                                            1,938          4,831
                                                              -----------     ----------
   Total assets                                               $   487,174     $  556,835
                                                              ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable                                                  $       527     $    1,195
Warehouse financing and other borrowings                           82,094        109,019
Senior Notes                                                      149,545        149,474
Accounts payable and accrued expenses                              45,899         43,607
Investor payable                                                   60,942         82,204
Advance payment by borrowers for taxes and insurance               13,933         13,784
Deferred tax liability                                               --           10,411
                                                              -----------    -----------
   Total liabilities                                              352,940        409,694
                                                              -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value. Authorized 49,000,000 shares;
  16,000,549 shares issued and 15,883,749 shares outstanding
   at September 30, 2000 and December 31, 1999                        160            160
Additional paid-in capital                                         99,472         99,472
Retained earnings                                                  35,920         48,827
Treasury stock, at cost (116,800 shares)                           (1,318)        (1,318)
                                                              -----------      ----------
  Total stockholders' equity                                      134,234        147,141
                                                              -----------      ----------
    Total liabilities and stockholders' equity               $    487,174     $  556,835
                                                              ===========      ==========

          See accompanying notes to consolidated financial statements.

                                       1

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      2000        1999            2000           1999
                                                 --------     --------        -------        -------
REVENUES
  Net gain on sale of mortgage loans           $  14,570   $     9,911        $ 40,498      $ 57,915
  Interest                                         2,721         8,619          20,825        24,732
  Servicing fees                                   2,959         4,219          10,763        11,575
  Origination and other fees                       7,375         6,937          20,428        22,426
                                                 --------     --------         --------      --------
        Total revenues                            27,625        29,686          92,514       116,648
                                                 --------     --------         --------      --------
EXPENSES
  Payroll and related costs                        13,534       16,123          44,794        49,709
  Interest expense                                  7,450        6,205          23,781        18,454
  General and administrative (Note 3)              12,261       17,516          32,467        45,510
  Debt modification charges                         3,088          -             3,088           -
  Restructuring charges                             6,677          -             6,677           -
                                                 --------     --------         --------      --------
          Total expenses                           43,010       39,844         110,807       113,673
                                                 --------     --------         --------      --------

(Loss) income before income
   tax (benefit) expense                          (15,385)     (10,158)        (18,293)        2,975
Income taxes (benefit) expense                     (4,179)      (4,063)         (5,386)        1,111
                                                 ---------     --------        --------     ---------
Net (loss) income                             $   (11,206)  $   (6,095)      $ (12,907)     $  1,864
                                                 =========     ========        ========     =========

PER SHARE DATA
   Net (loss) income per common
     share - basic and diluted                $     (0.70)   $   (0.39)      $   (0.81)     $   0.12
                                                 ========      ========        ========     =========
   Weighted-average number
     of shares outstanding                     15,920,869   15,438,640      15,920,869    15,385,672
                                               ===========  ===========     ===========  ===========


          See accompanying notes to consolidated financial statements.

                                       2

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                      2000           1999
                                                                          --------       --------
Cash flows from operating activities:
   Net (loss) income                                                    $  (12,907)     $   1,864
   Adjustments to reconcile net income to net cash used in
    operating activities:
     Provision for loan and recourse losses                                    614             76
     Depreciation and amortization                                           9,717          4,196
     Settlement issuance of common stock to the Trust                           -           4,777
     Deferred tax benefit                                                  (22,482)        (8,640)
     Capitalized mortgage servicing rights, net of amortization              5,850         (2,881)
     Deferred origination costs                                                653            (48)
     Interest-only and residual certificates received in
       Securitization transactions, net                                    (14,473)       (18,870)
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                      (1,070)        (7,208)
       Decrease (increase) in loans held for sale, net                      34,533        (14,742)
       Decrease (increase) in accrued interest receivable                   49,173        (11,300)
       (Increase) decrease in prepaid and other assets                     (17,689)           358
       Increase in accounts payable and accrued expenses                     2,280         16,677
       (Decrease) increase in investor payable                             (21,262)         7,551
       Increase in advance payments by borrowers for taxes and insurance       149          4,087
                                                                           --------       --------
  Net cash provided by(used in) operating activities                        13,086        (24,103)
                                                                           --------       --------
Cash flows from investing activities:
   Purchase of equipment                                                    (1,258)        (6,506)
                                                                           --------       --------
         Net cash used in investing activities                              (1,258)        (6,506)
                                                                           --------       --------
Cash flows from financing activities:
   (Repayments) proceeds from warehouse financing and other borrowing      (26,925)        40,352
   (Decrease) increase in bank payable, net                                   (668)            83
                                                                           --------       --------
         Net cash (used in) provided by financing activities               (27,593)        40,435
                                                                           --------       --------
         Net (decrease) increase in cash and interest-bearing deposits     (15,765)         9,826

Cash and interest-bearing deposits at beginning of period                   69,557         59,183
                                                                           --------       --------
Cash and interest-bearing deposits at end of period                      $  53,792      $  69,009
                                                                           ========       ========
Supplemental Information:
Cash paid during the period for:
   Interest                                                              $  26,512      $  29,901
                                                                           ========       ========
Income taxes                                                             $   2,133      $   9,750
                                                                           ========       ========

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

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the year ended December 31, 1999. The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that will be expected for the entire year.

     All adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. Certain prior period amounts in the financial statements have been reclassified to conform with the current year presentation.

(2) RESTRUCTURING AND DEBT MODIFICATION CHARGES

   In August 2000, Delta announced a corporate restructuring (the "Restructuring") in its continuing efforts to improve operating efficiencies and to address its negative cash flow from operations. The Company reduced its workforce by approximately 17%, consolidated some of its regional offices, and reduced the base salaries of its senior management (by approximately 13%), and certain members of its general staff. The Company recorded a $6.7 million pre-tax charge for the Restructuring. After cash payment for personnel related costs, the balance of the restructuring liability at September 30, 2000 was $1.7 million.

   In August 2000, the Company also announced an agreement to modify its outstanding $150 million aggregate principal amount of 9 1/2% senior notes due 2004 (the "Senior Notes")(the "Debt Modification"). With the consent of greater than fifty percent of its Senior Note holders, a negative pledge in the Senior Notes Indenture has been modified, which previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certifications ("Residual Assets"). In consideration for the Senior Note holders' consent, the Company has agreed to offer current Senior Note holders the option of exchanging their existing securities ("the "Old Notes") for new senior notes (the "New Notes") through an exchange offering (the "Exchange Offering") which is expected to be consummated in the fourth quarter of 2000. The New Notes will be secured by at least $165 million of the Company's residual certificates. The New Notes will have the same coupon, face amount and maturity date as the Old Notes. In addition, the New Note holders will receive ten-year warrants to buy approximately 1.6 million shares of Common Stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. All of the other terms of the New Notes will be substantially similar to the Old Notes. The Company recorded a $3.1 million pre-tax charge in the third quarter of 2000 related to professional fees for the Debt Modification.

 (3) SUMMARY OF REGULATORY SETTLEMENTS

   In September 1999, the Company settled allegations by the New York State Banking Department (the "NYSBD") and a lawsuit by the New York State Office of the Attorney General ("NYSOAG") alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, implemented agreed upon changes to its lending practices; agreed to provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and created a fund of approximately $4.75 million financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed price of $9.10 per share, which approximated book value. The proceeds of the fund will be used, for among other things, payments to borrowers, and to pay for a variety of consumer educational and counseling programs.

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

(4) IMPACT OF NEW ACCOUNTING STANDARDS

   In June  2000,  the  FASB  issued  SFAS  No.  138,  "Accounting  for  Certain
Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement amends and supersedes certain paragraphs of SFAS No. 133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS No. 138 and 133 apply to quarterly and annual financial statements. The Company does not believe that there will be a material change to the impact of its hedging strategy on its financial condition or results of operations upon the adoption of SFAS No. 138 and 133.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting and reporting for securitizations and other transfers of financial assets and extinguishment of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after

March 31, 2000. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. Management of the Company currently believes the implementation of SFAS No. 140 will not have a material impact on the Company's financial condition or results of operation.


(5) EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is net income.

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                              ------------------        -----------------
(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)       2000          1999        2000         1999
-------------------------------------------------------------------------------------------
Net (loss) income                           $(11,206)     $(6,095)    $(12,907)      $1,864
Weighted-average shares - basic           15,920,869   15,438,640   15,920,869   15,385,672
Basic EPS                                     $(0.70)      $(0.39)      $(0.81)       $0.12

Weighted-average shares - basic           15,920,869   15,438,640   15,920,869   15,385,672
Incremental shares-options                     ---         27,817          452       25,700
-------------------------------------------------------------------------------------------
Weighted-average shares - diluted         15,920,869   15,466,457   15,921,321   15,411,372
Diluted EPS                                   $(0.70)      $(0.39)      $(0.81)       $0.12

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

   Through its wholly-owned subsidiary, Delta Funding Corporation ("Delta Funding"), the Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of the borrower ("Brokered Loans") and also purchases loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). However, in July 2000, the Company decided to discontinue its correspondent operations to focus on its less cash intensive broker and retail channels. Delta Funding currently originates the majority of its loans in 24 states, through its network of approximately 1,500 brokers.

   Through its wholly-owned subsidiary, Fidelity Mortgage Inc., the Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 14 retail offices located in eight states. During the nine months ended September 30, 2000, the Company closed two retail offices (in Atlanta, Georgia and Tampa, Florida), and opened a new retail origination call center at its office in Woodbury, New York.

   In July 2000, the Company received $2 million in connection with the sale of one of its domain names previously used as an internet address.

   In August 2000, Delta announced a corporate restructuring in its continuing efforts to improve its operating efficiencies and to address its negative cash flow from operations (See Restructuring and Debt Modification Charges, Note 2 of the Notes to Consolidated Financial Statements).

   In August 2000, the Company also announced an agreement to modify its outstanding $150 million aggregate principal amount of 9 1/2% senior notes duE 2004 (See Restructuring and Debt Modification Charges, Note 2 of the Notes to Consolidated Financial Statements).

   In August 2000, the Company entered into a residual financing agreement with a lender to finance approximately $17 million of its Residual Assets in accordance with its Debt Modification.

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

   As part of the final global settlement, the Company agreed to, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a reversionary fund (the "Fund"), administered by a trustee named by the NYSBD, financed by the grant by Delta of 525,000 shares of Delta's common stock, valued at an assumed constant price of $9.10 per share, which approximated the book value of the shares. All proceeds raised through the Fund shall be used for restitution and/or to pay for a variety of educational and counseling programs at the discretion of the NYSBD.

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

      For the three months ended September 30, 2000, the Company originated and purchased $198 million of loans, a decrease of 45% over the $361 million of loans originated and purchased in the comparable period in 1999. Of these amounts, approximately $137 million were originated through its network of brokers, $60 million were originated through its retail network and $1 million were purchased from its network of correspondents (although the Company closed its correspondent division July 1, 2000, it had a previous forward commitment to purchase these loans subsequent to July 1, 2000) during the three months ended September 30, 2000. For the same period in 1999, comparable amounts of originations through its broker and retail networks, and purchases from its correspondent network, were $222 million, $80 million and $59 million, respectively.

   The Company originated and purchased $749 million of mortgage loans for the nine months ended September 30, 2000, representing a 37% decrease from $1.18 billion of mortgage loans originated and purchased for the comparable period in 1999. Of these amounts, approximately $477 million were originated through its network of brokers, $203 million were originated through its retail network and $69 million were purchased from its network of correspondents during the nine months ended September 30, 2000 compared to $715 million, $249 million and $216 million, respectively, for the same period in 1999. The decrease in origination volume for the comparable three and nine month periods was the result of a decline in correspondent purchases, which was due to the Company's decision in July 2000 to discontinue its correspondent operations to focus exclusively on its less cash intensive broker and retail channels and a general overall industry decline in mortgage originations resulting from higher interest rates.

   The following table sets forth information relating to the delinquency and loss experience of the mortgage loans serviced by the Company (primarily for the securitization trusts, as described below) for the periods indicated. The Company is not the holder of the securitization loans, but generally retains interest-only or residual certificates issued by the securitization trusts and the servicing rights, of which the value of each may be adversely affected by defaults.

                                         -------------------------------------
(Dollars in thousands)                     9 MONTHS ENDED    6 MONTHS ENDED
                                            SEPTEMBER 30,       JUNE 30,
                                                 2000              2000
                                             ------------     ------------
Total Outstanding Principal Balance
  (at period end)......................      $  3,574,790     $  3,816,818
Average Outstanding(1).................      $  3,715,636     $  3,745,443
DELINQUENCY (at period end)
30-59 Days:
  Principal Balance....................      $    235,990     $    208,674
  Percent of Delinquency(2)............             6.60%            5.47%
60-89 Days:
  Principal Balance....................      $    106,974     $    103,347
  Percent of Delinquency(2)............             2.99%            2.71%
90 Days or More:
  Principal Balance....................      $     69,827     $     54,718
  Percent of Delinquency(2)............             1.95%            1.43%
Total Delinquencies:
  Principal Balance....................      $    412,791     $    366,739
  Percent of Delinquency(2)............            11.54%            9.61%
FORECLOSURES
  Principal Balance....................      $    207,029     $    190,059
  Percent of Foreclosures by Dollar(2).             5.79%            4.98%
REO (at period end)....................      $     51,421     $     47,098
   Percent of REO......................             1.44%            1.23%
Net Losses on Liquidated Loans.........      $    (18,759)    $    (11,061)
Percentage of Net Losses on Liquidated Loans
  (based on Average Outstanding Balance)(3)        (0.67%)          (0.59%)
---------------
(1)Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total principal balance by the number of months in the applicable period.
(2)Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3)Annualized.

   The Company believes it will continue to see a higher trend in both delinquencies and losses on an absolute dollar and percentage basis for the foreseeable future primarily due to a combination of (a) the continued seasoning of the Company's servicing portfolio and (b) a continued reduction, on a relative basis in the size of the increase in its servicing portfolio. This latter trend is due to both a lower absolute dollar amount of loan originations and a lower absolute dollar amount on its servicing portfolio as a result of the sale of its servicing rights associated with the loans securitized during the second and third quarters of 2000.


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

   The Company makes assumptions concerning prepayment rates and defaults based upon the seasoning of its existing securitization loan portfolio. The most recent adjustments to these assumptions were made in the third quarter of 2000 and the fourth quarter of 1999. The following table shows the changes to the prepayment assumptions at each of these dates and the assumptions used prior to the 1999 fourth quarter change.

-----------------------------------------------------------------------------
                            MONTH ONE SPEED               PEAK SPEED
-----------------------------------------------------------------------------
LOAN TYPE               9/30/00  12/31/99  PRIOR    9/30/00  12/31/99  PRIOR
-----------------------------------------------------------------------------
Fixed Rate Loans          4.0%      4.0%     4.8%      23%      31%      31%
-----------------------------------------------------------------------------
Six-Mo. LIBOR ARMS       10.0%     10.0%    10.0%      50%      50%      50%
-----------------------------------------------------------------------------
Hybrid ARMS               4.0%      4.0%     6.0%      50%      50%      50%
-----------------------------------------------------------------------------

   In the third quarter of 2000, the Company lowered its prepayment speed assumptions mainly by reducing the peak speed on its fixed rate product, which comprises the majority of the Company's servicing portfolio. In the fourth quarter of 1999, the Company lowered its prepayment speed assumption along parts of the prepayment rate vector curve while leaving the peak speeds intact. In addition, the Company increased its loss reserve initially established for both fixed and adjustable-rate loans sold to the securitizations trusts from 2.20% to approximately 3.10% in the fourth quarter of 1999 and to 3.50% in the third quarter of 2000 of the issuance amount securitized.

   The prepayment rate assumption was revised primarily to reflect the Company's actual loan performance experience over the past several quarters. Management believes that industry consolidation and a higher interest rate environment has and will continue to deter borrowers from refinancing their mortgage loans. The loan loss reserve assumption was revised to reflect management's belief that (i) slower prepayment speeds, (ii) anticipated flat to slightly moderate rise in home values as compared to the past few years and (iii) the inability of borrowers to refinance their mortgages to avoid default because of industry consolidation and higher interest rates may have an adverse effect on the Company's non-performing loans.

   The Company primarily utilizes an annual discount rate of 12% in determining the present value of cash flows from residual certificates, using the "cash-out" method, which are the predominant form of retained interests at both September 30, 2000 and December 31, 1999. However, in the third quarter of 2000, the Company increased the discount rate during the duration of NIM transaction on a portion of its residual certificates to 18% (from 12%) and recorded an $8.8 million valuation adjustment. This adjustment reflects a reduction in the present value on those residual certificates it anticipates selling in a proposed net interest margin ("NIM') transaction in the fourth quarter of 2000. The Company increased the discount rate on these residual certificates, during the period that the senior NIM securities are outstanding, to account for the potential higher risk associated with the residual cash flows the Company will retain from a certificated interest in the NIM trust, which is subordinated to the senior security sold in the NIM transaction. The discount rate on the Company's remaining residual certificates (the residuals not sold in the NIM transaction or "senior residuals") remained unchanged at 12%.

   In the second quarter of 2000, the Company recorded a $3.7 million valuation adjustment to its interest income for its interest only and residual certificates in accordance with SFAS 115, due to the increase in one-month LIBOR. Some of the Company's interest only and residual certificates are backed by floating rate securities, which are susceptible to interest rate risk associated with movement in short-term interest rates.

      The Company uses the same prepayment assumptions in estimating the fair value of its mortgage servicing rights.


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

GENERAL

   The Company's net loss for the three months ended September 30, 2000 was $11.2 million, or $0.70 per share, compared to net loss of $6.1 million, or $0.39 per share, for the three months ended September 30, 1999. Excluding (i) non-recurring charges associated with a corporate restructuring and a debt modification, (ii) a reduction in the carrying value of a portion of the Company's residual certificates related to an increase in the discount rate of such certificates in connection with the Company's proposed Net Interest Margin ("NIM") transaction expected to be completed in the fourth quarter of 2000, and
(iii) non-recurring income due to the sale of one of the Company's domain names , the Company's net income for the three months ended September 30, 2000 would have been $0.8 million, or $0.05 per share. Excluding a one-time charge related to the remaining $6 million of the $12 million settlement entered into by the Company with the NYSBD, NYOAG and the DOJ, the Company's net loss for the three months ended September 30, 1999 would have been $2.5 million, or $0.16 per share. Results for the three months ended September 30, 1999 were also negatively impacted by the Company's decision not to execute a regular securitization in the third quarter of 1999, resulting in a smaller than usual net gain-on-sale of mortgage loans. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues decreased $2.1 million, or 7%, to $27.6 million for the three months ended September 30, 2000 compared to $29.7 million for the same period in 1999. The decrease in revenue was primarily attributable to a decrease in interest income and servicing fees. This was partially offset by an increase in net gain on sale of mortgage loans and origination and other fees.

   The Company originated and purchased $198 million of mortgage loans for the three months ended September 30, 2000, representing a 45% decrease from $361 million of mortgage loans originated and purchased for the comparable period in 1999. The Company securitized and sold $200 million in loans (and sold the related servicing rights) during the three months ended September 30, 2000 compared to $360 million sold to a mortgage loan conduit facility in the corresponding period in 1999, representing a 44% decrease. The Company also sold $11.7 million of loans on a whole loan servicing released basis for the period ended September 30, 2000. The Company did not sell whole loans for the comparable period in 1999. The total loans serviced increased 1% to $3.57 billion at September 30, 2000 from $3.52 billion at September 30, 1999.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the interest-only and residual certificates retained by the Company in a securitization for each period and the market value of the interest-only certificates sold in connection with each securitization, (b) the fair value of retained capitalized mortgage servicing rights associated with loans securitized in each period and the market value of capitalized mortgage servicing rights sold in connection with each securitization, and (c) premiums earned on the sale of whole loans on a servicing-released basis, (2) less the (x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations and (z) any hedge loss
(gain) associated with a particular securitization.

   Net gain on sale of mortgage loans increased $4.7 million, or 47%, to $14.6 million for the three months ended September 30, 2000, from $9.9 million for the comparable period in 1999. This increase was primarily due the Company's not executing a securitization in the third quarter of 1999. The Company instead opted to sell its loan production into a conduit facility, where the net gain on sale was lower than if the Company would have sold its loans through securitization. Net gain on sale of mortgage loans sold to the conduit facility primarily reflected the interest rate risk associated with funding fixed rate mortgage loans using a variable interest rate over the expected lives of the mortgage loans. Net gain on sale of mortgage loans was also higher in the third quarter of 2000 because a higher amount of gross excess spread expected to be earned over the life of the loans as calculated by the weighted average coupon on the pool of mortgage loans securitized less the total cost of funds on the securitization. The increase in the weighted average coupon for the third quarter of 2000 is primarily the result of the Company increasing the interest rates it charges to borrowers by approximately 0.50% in the second quarter of 2000. The decrease in the total cost of funds on the securitization was primarily attributable to lower spreads demanded by asset-backed investors who purchased the pass-through certificates issued by the securitization trust during the three months ended September 30, 2000. Also attributing to a higher net gain on sale of mortgage loans in the third quarter of 2000 was lower aggregate premiums paid to acquire loans, resulting from both a decrease in amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents. The Company also lowered its prepayment speed assumptions in the third quarter of 2000, while at the same time increased its loss reserve initially established for both fixed and adjustable-rate loans sold to the securitizations trusts (see "Fair Value Adjustments"). The changes largely offset each other and, therefore, did not materially affect net gain on sale of mortgage loans. The weighted average net gain on sale ratio was 6.9% for the three months ended September 30, 2000 compared to 2.8% for the comparable period in 1999.

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

   Interest income decreased $5.9 million, or 68%, to $2.7 million for the three months ended September 30, 2000, from $8.6 million for the comparable period in 1999. The decrease in interest income was primarily due to (i) an $8.8 million reduction in the present value on some of the Company's residual certificates due to a discount rate increase to 18% from 12% on a portion of the Company's residual certificates in connection with the Company's proposed NIM transaction expected to be completed in the fourth quarter of 2000 (see "Fair Value Adjustment") and (ii) a decrease in the amount of loans held prior to securitization, reflecting lower overall loan production in the three months ended September 30, 2000. This was partially offset by (a) a higher mortgage coupon rate of 11.9% compared to 10.6%, reflecting a higher economic interest rate environment and (b) the accounting for loans sold through a mortgage loan conduit (special purpose vehicle) prior to securitization in the third quarter of 1999, in which the Company earned and recorded the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. The Company did not utilize a mortgage loan conduit in 2000.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights and
(2) prepaid interest shortfalls.

   Servicing fees decreased $1.2 million, or 30%, to $3.0 million for the three months ended September 30, 2000, from $4.2 million for the comparable period in 1999. The decrease in servicing income is primarily due to lower ancillary fees collected (primarily prepayment penalties as mortgage loan prepayments were comparably lower in the third quarter of 2000) together with a higher amortization of the capitalized mortgage servicing rights. This was partially offset by an increase in contractual servicing income. The average balance of the mortgage loans serviced by the Company increased 5.5% to $3.66 billion for the three months ended September 30, 2000 from $3.47 billion for the three months ended September 30, 1999.

   ORIGINATION AND OTHER FEES. Origination fees primarily represent fees earned on brokered and retail originated loans as well as non-related origination fees.

   Origination and other fees increased $0.5 million, or 6%, to $7.4 million for the three months ended September 30, 2000, from $6.9 million for the comparable period in 1999. The increase is primarily due to the sale of the Company's domain name in July 2000. This was offset by a 39% decrease in broker originated loans and a 25% decrease in retail originated loans.


EXPENSES

   Total expenses increased by $3.2 million, or 8%, to $43.0 million for the three months ended September 30, 2000, from $39.8 million for the comparable period in 1999. The increase was primarily the result of non-recurring charges related to a corporate restructuring and a debt modification in addition to an increase in interest expense. This was partially offset by a decrease in general and administrative costs and a decrease in personnel costs attributable to the

Company's previously announced initiative to lower costs through a corporate restructuring that included a workforce reduction. In the third quarter of 1999, the Company expensed the remaining $6 million of the $12 million settlement entered into by the Company with the NYSBD, NYOAG and DOJ.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees.

   Payroll and related costs decreased by $2.6 million, or 16%, to $13.5 million for the three months ended September 30, 2000, from $16.1 million for the comparable period in 1999. The decrease was primarily the result of a decline in staffing in the Company's broker and retail divisions and in commissions paid to these employees due to a decrease in loans originated, and an overall reduction in the Company's workforce as part of a previously announced corporate restructuring that also included consolidating some regional offices and reducing the compensation of senior management and certain members of the general staff. As of September 30, 2000, the Company employed 881 full- and part-time employees, compared to 1,190 full- and part-time employees as of September 30, 1999.

   INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases, equipment financing and the Company's overall operations under the Senior Notes and the Company's credit facilities.

   Interest expense increased by $1.2 million, or 20%, to $7.4 million for the three months ended September 30, 2000 from $6.2 million for the comparable period in 1999. The increase was primarily attributable to the accounting for loans sold through a mortgage loan conduit prior to the Company's securitization during the third quarter of 1999, in which the Company earned and recorded the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. Typically, interest expense related to the Company's other warehouse financings and borrowings are recorded directly to interest expense. The Company did not utilize its mortgage loan conduit during the third quarter of 2000. In addition, there was an increase in the cost of funds on the Company's credit facilities, which were tied to one-month LIBOR. The one-month LIBOR index increased to an average interest rate of 6.6% for the three months ended September 30, 2000, compared to an average interest rate of 5.3% for the comparable period in 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses decreased $5.2 million, or 30%, to $12.3 million for the three months ended September 30, 2000, from $17.5 million for the comparable period in 1999. The decrease was primarily the result of the remaining $6 million - of the total $12 million settlement expensed in the third quarter of 1999 associated with Company's settlement with the NYSBD, NYOAG and DOJ.

   DEBT MODIFICATION CHARGES. During the three months ended September 30, 2000 the Company recorded $3.1 million of debt modification charges primarily related to legal fees, and senior note holder's financial advisor fees associated with the Debt Modification and proposed Exchange Offering (see Corporate Restructuring and Debt Modification).

   RESTRUCTURING CHARGES. During the three months ended September 30, 2000 the Company recorded $6.7 million of charges related to the restructuring of its operations. These charges primarily relate to employee severance associated with the layoffs, and a reduction to both goodwill and office equipment write-offs (see- Corporate Restructuring and Debt Modification).

   Income Taxes. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   The Company recorded a tax benefit of $4.2 million and $4.1 million for the three months ended September 30, 2000 and 1999, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

GENERAL

   The Company's net loss for the nine months ended September 30, 2000 was $12.9 million, or $0.81 per share, compared to net income of $1.9 million, or $0.12 per share, for the nine months ended September 30, 1999. Excluding non-recurring items related to (1) restructuring and debt modification charges, (2) the reduction in the present value on a portion of the Company's residual asset and
(3) non-recurring income associated with the sale of Company's domain name, the Company's would have reported net income of $1.3 million, or $0.08 per share, for the nine months ended September 30, 2000. Excluding a one-time $12 million charge related to the settlement entered into by the Company with the NYSBD, NYOAG and DOJ, the Company's net income for the nine months ended September 30, 1999 would have been $9.1 million, or $0.59 per share. Results for the nine months ended September 30, 1999 were also negatively impacted by the Company's decision not to execute a regular securitization in the third quarter of 1999, resulting in a smaller than usual net gain-on-sale of mortgage loans. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues decreased $24.1 million, or 21%, to $92.5 million for the nine months ended September 30, 2000, from $116.6 million for the comparable period in 1999. The decrease in revenue was primarily attributable to a decrease in the net gain on the sale of mortgage loans, interest income, servicing fees and origination and other fees.

   The Company originated and purchased $749 million of mortgage loans for the nine months ended September 30, 2000, representing a 37% decrease from $1.18 billion of mortgage loans originated and purchased for the comparable period in 1999. The Company securitized $765 million in loans (and sold the related servicing rights on its 2000 second and third quarter securitizations, respectively) during the nine months ended September 30, 2000, representing a 36% decrease from two securitizations and a loan sale through a conduit facility totaling $1.20 billion during the nine months ended September 30, 1999. The Company also sold $11.7 million of loans on a whole loan servicing released basis for the nine months ended September 30, 2000. The Company did not sell whole loans for the comparable period in 1999. Total loans serviced increased 1% to $3.57 billion at September 30, 2000 from $3.52 billion at September 30, 1999.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans decreased $17.4 million, or 30%, to $40.5 million for the nine months ended September 30, 2000, from $57.9 million for the comparable period in 1999. This decrease was primarily due to (i) a 35% decrease in the amount of loans securitized or sold, (ii) a lower gross excess spread expected to be earned over the life of the loans as calculated by the weighted average coupon on the pool of mortgage loans securitized less the total cost of funds on the securitization
- the  Company  experienced  a higher  cost of funds for the first six months of
2000 compared to the same period in 1999 due to wider spreads demanded by asset-backed investors who purchase the pass-through certificates issued by securitization trusts, and (iii) a revision to the Company's loan loss reserve assumption in the fourth quarter of 1999 (see "Fair Value Adjustment"). The decrease was partially offset by (i) the Company not executing a securitization in the third quarter of 1999 and instead opting to sell its loan production into a conduit facility, where the net gain on sale was lower than if the Company would have sold its loans through securitization and (ii) lower aggregate premiums paid to acquire loans, resulting from both a decrease in amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents. The Company also lowered its prepayment speed assumptions in the third quarter of 2000, while at the same time increased its loss reserve initially established for both fixed and adjustable-rate loans sold to the securitizations trusts (see "Fair Value Adjustment"). The changes largely offset each other and, therefore, did not materially affect net gain on sale of mortgage loans. The weighted average net gain on sale ratio was 5.2% for the nine months ended September 30, 2000 compared to 5.0% for the comparable period in 1999.

   INTEREST INCOME. Interest income decreased $3.9 million, or 16%, to $20.8 million for the nine months ended September 30, 2000, from $24.7 million for the comparable period in 1999. The decrease in interest income was primarily due to
(i) a reduction in the present value on some of the Company's residual certificates in the third quarter of 2000 due to a discount rate increase from 12% to 18% on a portion of the Company's residual certificates in connection with the Company's proposed NIM transaction expected to be completed in the fourth quarter of 2000 (see "Fair Value Adjustment"), (ii) a decrease in the amount of loans held prior to securitization, reflecting lower overall loan production in the nine months ended September 30, 2000 and (iii) a higher fair value adjustment during the second quarter of 2000 due to an increase in one month LIBOR (see "Fair Value Adjustment"). This was partially offset by (i) a higher weighted average mortgage coupon rate in 2000 compared to 1999 reflecting a higher economic interest rate environment, (ii) the accounting for loans sold through a mortgage loan conduit (special purpose vehicle) prior to securitization in 1999, in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses and (iii) a higher fair value adjustment during the first quarter of 1999, including a $3.8 million reduction in the Company's value of residual and interest-only certificates related to an increase in its loan loss reserve.

   SERVICING FEES. Servicing fees decreased $0.8 million, or 7%, to $10.8 million for the nine months ended September 30, 2000, from $11.6 million for the comparable period in 1999. The decrease in servicing income is primarily due to lower ancillary fees collected (primarily prepayment penalties as mortgage loan prepayments were comparable lower in the third quarter of 2000) together with higher amortization of capitalized mortgage servicing rights. This was partially offset by an increase in the aggregate size of the Company's servicing portfolio. The average balance of the mortgage loans serviced by the Company increased 13% to $3.72 billion for the nine months ended September 30, 2000 from $3.28 billion during the comparable period in 1999.

   ORIGINATION AND OTHER FEES. Origination and other fees decreased $2.0 million, or 9%, to $20.4 million for the nine months ended September 30, 2000, from $22.4 million for the comparable period in 1999. The decrease was primarily the result of a 33% decrease in broker originated loans and an 18% decrease in retail originated loans. This was partially offset by the sale of the Company's domain name in July 2000.

EXPENSES

   Total expenses decreased by $2.9 million, or 3%, to $110.8 million for the nine months ended September 30, 2000, from $113.7 million for the comparable period in 1999. This was primarily the result of a decrease in general and administrative costs (primarily relating to the $12 million the Company expensed, in the nine months ended September 30, 1999, for the settlement entered into by the Company with the NYSBD, NYOAG and DOJ) and a decrease in personnel costs attributable to the Company's previously announced initiative to lower costs through a corporate restructuring in the third quarter of 2000 that included a workforce reduction. This was partially offset by third quarter 2000 non-recurring charges related to the corporate restructuring and debt modification, in addition to an increase in interest expense.

   PAYROLL AND RELATED COSTS. Payroll and related costs decreased by $4.9 million, or 10%, to $44.8 million for the nine months ended September 30, 2000, from $49.7 million for the comparable period in 1999. The decrease was primarily the result of a decline in staffing in the Company's broker and retail divisions and in commissions paid to these employees due to a decrease in loans originated, and an overall reduction in the Company's workforce as part of a previously announced corporate restructuring that also included consolidating some offices and reducing the compensation of senior management and certain members of the general staff. In addition, there was a decrease in bonuses related to executive employees. This was partially offset by an increase in employee fringe benefits. As of September 30, 2000, the Company employed 881 full- and part-time employees, compared to 1,190 full- and part-time employees as of September 30, 1999.

   INTEREST EXPENSE. Interest expense increased by $5.3 million, or 29%, to $23.8 million for the nine months ended September 30, 2000 from $18.5 million for the comparable period in 1999. The increase was primarily attributable to the accounting for loans sold through a mortgage loan conduit prior to their securitization during the nine months ended September 30, 1999, in which the Company earned and recorded the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. The Company did not utilize its mortgage loan conduit during the nine months ended September 30, 2000. In addition, there was an increase in the cost of funds on the Company's credit facilities, which were tied to one-month LIBOR. The one-month LIBOR index increased to an average interest rate of 6.3% in the nine months ended September 30, 2000, compared to an average interest rate of 5.1% for the comparable period in 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $13.0 million, or 29%, to $32.5 million for the nine months ended September 30, 2000, from $45.5 million for the comparable period in 1999. The decrease was primarily the result of the $12 million settlement with the Company and the NYSBD, NYOAG and DOJ for the nine months ended September 30, 1999.

    DEBT MODIFICATION CHARGES. During the three months ended September 30, 2000 the Company recorded $3.1 million of debt modification charges primarily related to legal fees, and senior note holder's financial advisor fees associated with the Debt Modification and proposed Exchange Offering (see Corporate Restructuring and Debt Modification).

   RESTRUCTURING CHARGES. During the three months ended September 30, 2000 the Company recorded $6.7 million of charges related to the restructuring of its operations. These charges primarily relate to employee severance associated with the layoffs, and a reduction to both goodwill and office equipment write-offs (see- Corporate Restructuring and Debt Modification).

   INCOME TAXES. The Company recorded a tax benefit of $5.4 million and a tax provision of $1.1 million for the nine months ended September 30, 2000 and 1999, respectively.


FINANCIAL CONDITION

SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

   Cash and interest-bearing deposits decreased $15.8 million, or 23%, to $53.8 million at September 30, 2000, from $69.6 million at December 31, 1999. The decrease was primarily the result of lower prepayments which caused a decrease in monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Loans held for sale, net decreased $35.2 million, or 40%, to $53.8 million at September 30, 2000, from $89.0 million at December 31, 1999. This decrease was primarily due to the net difference between loan originations and loans sold or securitized during the nine months ended September 30, 2000.

   Accrued interest receivable decreased $49.2 million, or 78%, to $14.1 million at September 30, 2000, from $63.3 million at December 31, 1999. This decrease was primarily due to the sale of its interest receivable asset through two securitizations in the first two quarters of 2000, partially offset by an increase in reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights decreased $5.8 million, or 13%, to $40.1 million at September 30, 2000, from $45.9 million at December 31, 1999. This decrease was primarily due to the normal amortization of the capitalized mortgage servicing rights, which was not offset in the second and third quarter of 2000 with new recorded capitalized mortgage servicing rights usually associated with a securitization. The Company sold its contractual right to service the loans on its second and third quarter 2000 securitizations for a cash premium.

   Interest-only and residual certificates increased $14.4 million, or 6%, to $239.1 million at September 30, 2000, from $224.7 million at December 31, 1999. This increase is primarily attributable to the Company's receipt of residual certificates valued and recorded at $27.0 million from loans securitized during the nine months ended September 30, 2000. This was partially offset by valuation adjustment related to reduction in the present value on some of the Company's residual certificates due to a discount rate increase to 18% from 12% on a portion of the Company's residual certificates in connection with the Company's proposed NIM transaction expected to be completed in the fourth quarter of 2000.

   Equipment, net decreased $5.5 million, or 25%, to $16.2 million at September 30, 2000, from $21.7 million at December 31, 1999. This decrease is primarily attributable to the Company's writedown of its asset related to the previously announced restructuring of its operations.

   Prepaid and other assets increased $17.1 million, or 315%, to $22.5 million at September 30, 2000, from $5.4 million at December 31, 1999. This increase was primarily attributable to the Company's investment in new affiliate companies (qualified special purpose entities used for the two interest receivable securitizations).

      The Company has a Deferred tax asset of $12.1 million at September 30, 2000. The Company did not have a Deferred tax asset at December 31, 1999.

      Goodwill decreased $2.9 million, or 60%, to $1.9 million at September 30, 2000, from $4.8 million at December 31, 1999. This decrease is primarily attributable to the Company's writedown of its asset related to the previously announced restructuring of its operations.

   Warehouse financing and other borrowings decreased $26.9 million, or 25%, to $82.1 million at September 30, 2000, from $109.0 at December 31, 1999. This decrease was primarily attributable to the repayment in full of the Company's bank syndicate working capital line in June 2000, partially offset primarily by the Company's incurrence of $17 million of residual financing.

   The aggregate principal balance of the Senior Notes totaled $149.5 million at September 30, 2000 and December 31, 1999, net of unamortized bond discount. The Senior Notes accrued interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1 (See Restructuring and Debt Modification Charges,
Note 2 of the Notes to Consolidated Financial Statements).

   Investor payable decreased $21.3 million, or 26%, to $60.9 million at September 30, 2000, from $82.2 million at December 31, 1999. The decrease was primarily the result of lower prepayments, which caused a decrease in the amount payable to investors. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   The Company does not have a Deferred tax liability at September 30, 2000. The Company had a Deferred tax liability of $10.4 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has primarily operated on a negative cash flow basis in the past and anticipates that it will continue to have a negative operating cash flow for the foreseeable future due primarily to (1) the monthly delinquency and servicing advances the Company is required to make as servicer in accordance with its underlying securitization program, and (2) lower projected aggregate cash inflows from the Company's retained interest-only and residual certificates. The lower projected inflows on the Company's retained interest-only and residual certificates are due to (i) a NIM transaction expected to be completed in the fourth quarter of 2000 that will provide the Company with cash up-front from selling a portion of its residual asset, but as a result reduce the cash proceeds from the residual asset in the future and (ii) expected timing differences between the Company's retained interests in (A) older securitization trusts generating less cash flowsper month per deal as the related mortgage pool pays down and (b) newer securitization trusts not yet cash flowing until initial reserve requirements are satisfied. As initial reserve requirements on some newer deals are reached, the Company will begin to receive additional cash inflows from its retained interest-only and residual certificates which, coupled with (a) the Company's continued concentration on its less cash-intensive broker and retail originations, and (b) its recent history of utilizing securitization structures that have allowed the Company to sell senior interest-only certificates and/or mortgage servicing rights for an up front cash purchase price, may help offset the operating cash deficit in future quarters. However, market conditions and various other possibilities identified below under "Risk Factors" could impact the Company's cash flows potentially resulting in a more significant negative cash flow.

   For the nine months ended September 30, 2000, the Company had a cash deficit of $15.8 million compared to positive cash flow of $9.8 million for the comparable period in 1999. The decrease in cash flow was primarily attributable to the monthly delinquency and servicing advances the Company is required to make as servicer in accordance with its securitization program as well as a decrease in cash flows from the Company's retained interest-only and residual certificates, and reduction in cash received on the sale of interest only assets at the time of securitization. These interest and servicing advances are reimbursable to the Company as the borrowers repay their obligations over time. As such, the exact timing of these reimbursements cannot be predicted with certainty.

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

   The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and service loans. Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support its loan originations, securitizations and general operating expenses. In July 1997, the Company completed an offering of the Senior Notes. A portion of the Senior Notes proceeds were used to pay down various financing facilities with the remainder used to fund the Company's loan originations and its ongoing securitization program. The Company's primary sources of liquidity continue to be warehouse and other financing facilities, securitizations (of mortgage loans, interest (delinquency) advances and servicing advances) and, subject to market conditions, sales of whole loans, mortgage servicing rights and debt and equity securities. The Company also anticipates, subject to market conditions, utilizing NIM transactions and/or other financing against its residual assets, following its modification of a negative pledge in the Senior Notes, which permits the Company to now sell and/or obtain financing against a portion of its residual and interest-only certificates.

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company had two warehouse facilities as of September 30, 2000 for this purpose. The first warehouse facility is a $200 million credit facility that has a variable rate of interest and a final maturity date of September 2001. There can be no assurance that the Company will be able to renew this warehouse facility at its maturity. The second warehouse line provides for daily fundings with a variable rate of interest. This second warehouse line is uncommitted and as such there can be no assurances that this line may be available in the future. The Company is currently in the process of seeking additional warehouse lines of credit. Again, there can be no assurances that the Company will be successful in its attempt to secure an additional warehouse line of credit.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The continued availability of funds provided to the Company under these agreements is subject to, among other conditions, the Company's continued compliance with these covenants. Management believes that the Company is in compliance with all such covenants under these agreements as of September 30, 2000.

   The Company purchased a total of 116,800 shares of its common stock during the year ended December 31, 1998, under the Company's stock repurchase program, at a total cost of $1.3 million. All of the repurchased shares were purchased in open market transactions at then prevailing market prices. During the first nine months of 2000, no additional shares were repurchased.


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

   Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities, even though the Company undertakes to hedge its exposure to this risk by using treasury rate lock contracts and/or FNMA mortgage securities. (See "--Hedging"). Fluctuating interest rates may also affect net interest income as certain of the Company's asset-backed securities are priced off of one-month LIBOR, but the collateral underlying such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial 2 or 3 years, and then adjusts thereafter every six months - which creates basis risk (See "--Fair Value Adjustments").


HEDGING

   The Company originates and purchases mortgage loans and then sells them primarily through securitizations. At the time of securitization and delivery of the loans, the Company recognizes gain on sale based on a number of factors including the difference, or "spread," between the interest rate on the loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by securitization trusts. Historically, the rate paid on the pass-through certificates generally was related to the interest rate on treasury securities with maturities corresponding to the anticipated life of the loans. If interest rates rise between the time the Company originates or purchases the loans and the time the loans are sold at securitization, the excess spread narrows, resulting in a loss in value of the loans. Historically, the Company has generally attempted to protect against such losses and to reduce interest rate risk on loans originated and purchased that have not yet been securitized through a strategy that included the use of treasury rate lock contracts with various durations (which are similar to selling a combination of United States Treasury securities), which equate to a duration similar to the duration of the underlying loans. The nature and quantity of hedging transactions are determined by the Company based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company has typically entered into treasury rate lock contracts through one of its warehouse lenders and/or one of the investment bankers that underwrite the Company's securitizations. These contracts are designated as hedges in the Company's records and are closed out when the associated loans are sold through securitization.

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

   Given the Company's belief that the volatile market experienced in the third quarter of 1998 would likely continue well into the fourth quarter, and as a result, that the spreads demanded by asset-backed securitization investors would be difficult to predict, as asset-backed securitization investors were more interested in absolute yields, instead of spreads over treasuries - the Company did not hedge any of its warehoused loans pending securitization in the fourth quarter of 1998.

   As the asset-backed securitization market improved in the first quarter of 1999, and spreads over treasuries became largely more predictable, the Company resumed its hedging strategy of selling treasury rate-lock contracts to mitigate its interest rate risk pending securitization. The Company has continued to utilize treasury rate contracts through and including the nine months ending September 30, 2000, although the second quarter of 2000 saw asset-backed investors once again demand wider spreads over treasuries than historically experienced, which once again negatively impacted the Company's gain on sale. In response, and to better manage its basis risk, the Company has implemented a new hedging strategy in fourth quarter of 2000 that involves its selling FNMA mortgage securities, which the Company believes now more accurately correlate with the spreads demanded in the asset-backed markets.

   For the nine months ended September 30, 2000 and 1999, the Company recorded a hedge loss of $1.4 million and a hedge gain of $3.9 million respectively, which largely offset a change in the value of mortgage loans being hedged, as part of its gain on sale of loans.

INFLATION

   Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk.")


IMPACT OF NEW ACCOUNTING STANDARDS

   For  discussion  regarding the impact of new accounting  standards,  refer to
Note 4 of Notes to the Consolidated Financial Statements.

RISK FACTORS
   Except for historical information contained herein, certain matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

o The Company's ability or inability to continue to access lines of credit at favorable terms and conditions or otherwise, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for sale, interest and delinquency advances, residual and other assets.

o The Company's ability or inability to continue its practice of securitization of mortgage loans held for sale, as well as its ability to utilize optimal securitization structures at favorable terms to the Company.

o Costs associated with litigation, compliance with the NYSBD Remediation Agreement, NYOAG Stipulated Order on Consent and/or the DOJ/HUD/FTC
   Settlement Agreement, and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, adoption of new, or changes in state or federal lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, adoption of new, or changes in accounting policies and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies, environmental compliance, and compliance with the Remediation
   Agreement and Stipulated Order on Consent can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action against the Company.

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

o In or about March 1999, the Company received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, the Company filed an answer to the complaint. In September 1999, the Company filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, the Company had filed a motion to change venue and Plaintiff's opposed the motion. In July 1999, the Court denied the motion to change venue. The Company appealed and in March 2000, the Appellate Court granted Delta's appeal to change venue from New York County to Nassau County. In August 1999, plaintiffs filed a motion for class certification, which the Company opposed in July 2000. In September 2000, the Court granted plaintiffs' motion for class certification. The Company believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

o In or about August 1999, the NYOAG filed a lawsuit against the Company alleging violations of (a) RESPA (by paying yield spread premiums), (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Lawss.296-a, and (e) New York Executive Lawss. 63(12). In September 1999, Delta and the NYOAG settled the lawsuit, as part of a global settlement by and among Delta, the NYOAG and the NYSBD, evidenced by (a) Remediation Agreement by and between Delta and the NYSBD, dated as of September 17, 1999 and
      (b) Stipulated Order on Consent by and among Delta, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta agreed to, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a fund of approximately $4.75 million financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The proceeds of the fund will be used, for among other things, to pay borrowers and for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against the Company.

      The Remediation Agreement and Stipulated Order on Consent supersede the Company's previously announced settlements with the NYSBD and NYOAG. In March 2000, the Company finalized a settlement agreement with the United States Department of Justice, the Federal Trade Commission (the "FTC") and the Department of Housing and Urban Renewal ("HUD"), to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

o In November 1999, the Company received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with the Company's initial public offering in 1996 and its reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged recently in the consumer lawsuits and regulatory actions indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in the Company's common stock. In May 2000, the Court consolidated this case and several other lawsuits that purportedly contain the same or similar allegations. In August 2000, plaintiffs filed an amended consolidated complaint. In October 2000, the Company filed a motion to dismiss. The Company believes that it has meritorious defenses and intends to defend these suits, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

       (a) Exhibits:             10.1  Second Supplemental Indenture by and
                                       among the Company, its subsidiary-
                                       guarantors and the Bank of New York, as
                                       Indenture Trustee, dated as of
                                       October 16, 2000

                                 27.1  Financial Data Schedule - Nine Months
                                       Ended September 30, 2000


       (b) Reports on Form 8-K:  On August 4, 2000, the Company filed a Current
                                 Report on Form 8-K in which it reported that it had reached an agreement to modify its outstanding $150 million 9 1/2% senior notes due 2004 and filed as an exhibit that certain First Supplemental Indenture by and among the Company, its subsidiary-guarantors and the
                                 Bank of New York, as Indenture Trustee, dated as of August 1, 2000

                                      SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DELTA FINANCIAL CORPORATION
                                               (Registrant)

      Date:  November 14, 2000
                                        By: /S/ HUGH MILLER
                                            --------------------------
                                            Hugh Miller
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER


                                        By  /S/ RICHARD BLASS
                                            --------------------------
                                            Richard Blass
                                            SENIOR VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION

10.1        Second  Supplemental   Indenture  by  and  among  the  Company,  its
            subsidiary-guarantors and the Bank of New York, as Indenture Trustee, dated as of October 16, 2000
27.1        Financial Data Schedule - Nine Months Ended September 30, 2000