Form 10-K
period 2000-12-31
DELTA FINANCIAL CORP
filed 2001-04-02
CIK 1021848

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $0.45, was approximately $2,513,885.

   As of March 31, 2001, the Registrant had 15,883,749 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

   Part III, Items 10, 11, 12 and 13 are incorporated by reference from Delta Financial Corporation's definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2000.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

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

   The Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers ("Brokered Loans") and, prior to July 2000, also purchased loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). The Company decided to discontinue its correspondent operations in July 2000 to focus on its less cash intensive broker and retail channels. Delta Funding currently originates the majority of its loans in 20 states, through its network of approximately 1,500 brokers.

   The Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 11 retail offices located in Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2), Tennessee, and a call center in New York. During the twelve months ended December 31, 2000, the Company closed two under-performing retail offices in Georgia and Florida, and opened a new retail origination call center at its headquarters in Woodbury, New York. In January 2001, the Company closed two additional under-performing retail offices in Florida.

   The Company's business strategy is to increase its loan originations platform by focusing its efforts on its broker and retail channels of originations by (1) continuing to provide top quality service to its network of brokers, and retail clients, (2) maintaining its underwriting standards, (3) further penetrating its established and recently-entered markets and expanding into new geographic markets, (4) expanding its retail origination capabilities, and (5) leveraging and continuing its investment in information and processing technologies.

   For the year ended December 31, 2000, the Company originated or purchased approximately $933 million of loans, of which approximately $604 million were Brokered Loans, $260 million were Retail Loans and $69 million were Correspondent Loans, compared to $891 million, $319 million and $261 million, respectively, for the year ended December 31, 1999.

   Through the first three quarters of 2000, substantially all of the loans originated and purchased by the Company were sold in securitizations in which the loans were sold to a trust, which in turn issued certificates evidencing ownership interests in the trust, in return for capital to fund the purchase of the loans by the trust. These certificates are issued through the sale of asset-backed securities primarily to institutional investors. For the year ended December 31, 2000, Delta sold a total of $840 million of loans through four real estate mortgage investment conduit ("REMIC") securitizations. Each of these four securitizations was credit-enhanced, by an insurance policy provided through a monoline insurance company and/or a senior-subordinated structure, to receive ratings of Aaa from Moody's Investors Service, Inc. ("Moody's"), Fitch IBCA ("Fitch") and AAA from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("S&P"). The Company sells loans through securitizations to improve its operating leverage and liquidity, to minimize financing costs and to reduce its exposure to fluctuations in interest rates.

   In the fourth quarter of 2000, the Company again securitized the majority of its loan production in a $115 million securitization. In contrast to the past several quarters, however, the Company also sold a considerably larger amount - $47 million of loans - of its loan production for a cash premium through whole loan sales, without retaining the right to loan servicing. The Company plans to continue to utilize a combination of securitization and whole loan sales in the foreseeable future.

   The majority of the Company's revenues and cash flows primarily result from the sale of mortgage loans (through securitization and on a whole loan basis) and sale of its servicing rights on newly originated or purchased pools of home-equity loans. In connection with a securitization, the Company sells loans to a trust for a cash payment while (1) retaining the interest-only and residual certificates in the trust, and (2) either (a) retaining the right to service the loans and receive contractual and ancillary servicing fees, or (b) selling the servicing rights relating to the securitization to a third party for an up-front cash premium.

   The interest-only and residual certificates in the trust entitle the Company to receive any "Excess Servicing" income, consisting of any remaining cash flows collected by the trust from principal and interest payments on its loans after the trust has first paid (a) all principal and interest required to be passed through to holders of the trust's securities, (b) all contractual servicing fees, and (c) other recurring fees and costs of administering the trust. Upon securitizing a pool of loans, the Company recognizes a gain on sale of loans ("net gain on sale of mortgage loans") equal to the difference between cash received from the trust when it sells asset-backed pass-through certificates and the investment in the loans remaining after allocating portions of that investment to record the value of either the retained servicing rights or the sale of servicing rights, and the interest-only and residual certificates received by Delta in the securitization. The majority of the net gain on the sale of mortgage loans results from, and is initially realized in the form of, interest-only and residual certificates and the retention or sale of the mortgage servicing rights. The interest-only and residual certificates and retained servicing rights are recorded based on their fair values, estimated based on a discount rate which management believes to be reasonable, and the stated terms of the transferred loans adjusted for estimates of future prepayment rates and defaults among those loans. If actual prepayments and/or defaults exceed the Company's estimates, the future cash flows from the servicing rights and interest-only and residual certificates would be negatively affected. (See "-Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations").

   Through and including the first quarter of 2000, the Company retained the right to service the loans in all securitizations it issued. In exchange for servicing the mortgage loans in a securitization, the Company receives contractual service fees and other ancillary service fees over the life of the loans. As servicer in securitizations, the Company incurs the following expenses, among others, (i) the cost of capital associated with making monthly delinquency and servicing advances on mortgage loans where the underlying borrower of such mortgage loan has defaulted, and (ii) prepayment interest shortfall. Prepayment interest shortfall represents the amount that the servicer must pay when a mortgage loan in a securitization trust repays in full prior to the month end and equals the remaining interest that would otherwise have been due in that month on that mortgage loan had it not repaid early. Beginning in the second quarter of 2000, the Company sold the servicing rights associated with each securitization for up-front cash proceeds and recognized a premium on such sale that was recorded in Net Gain on Sale. As of December 31, 2000, the Company had a loan servicing portfolio of $3.3 billion.

   Although the Company recognizes income from its retention of interest-only and residual certificates, and retained servicing rights (where applicable), the Company receives cash flows from these interest-only and residual certificates and retained servicing rights over the life of the transferred loans. The Company typically begins to receive cash flows from the interest-only and residual certificates retained upon securitization approximately twelve to twenty months after a securitization, with the specific timing depending on the structure and performance of the securitization. Initially, securitization trusts utilize the Excess Servicing cash flows to make additional payments of principal on the pass-through certificates in order to establish a spread between the principal amount of the trust's outstanding loans and the amount of outstanding pass-through certificates. Once a spread of between 1.50% and 3% of the initial securitization principal (the "overcollateralization limit") is established, the Excess Servicing cash flows are distributed to Delta as the holder of the interest-only and residual certificates. The Company utilizes the more conservative "cash-out" method of valuing future cash flows from residual certificates (See "-Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations."). With retained servicing fees, the Company begins to receive cash flows from monthly contractual servicing fees in the month following a securitization. The Company's retained servicing fees range from 0.50% to 0.65% per annum of the outstanding balance of the loans being serviced.

   In addition to the income and cash flows earned from the Company's securitizations and whole loan sales, the Company also earns income and generates cash flows from the net interest spread earned on loans while they are held for sale and from loan origination fees on Brokered Loans and Retail Loans.

   The Company has primarily operated on a negative cash flow basis in the past (see "-Liquidity and Capital Resources"), having historically utilized various financing facilities and an equity financing to offset negative operating cash flows and support its loan originations, securitizations and general operating expenses. In July 1997, the Company completed an offering of $150 million aggregate principal amount of 9 1/2% senior notes due 2004 (the "Senior Notes"). A portion of the Senior Notes proceeds were used to pay down various financing facilities with the remainder used to fund the Company's loan originations and its ongoing securitization program. Since the issuance of the Senior Notes, the debt and equity markets (other than the asset-backed securitization market) have largely been shut off to monoline non-conforming mortgage lenders like Delta. As a result, the Company's primary sources of liquidity since 1997 have been (a) warehouse and other financing facilities, (b) securitizations of mortgage loans and (c) sales of whole loans and mortgage servicing rights. In 2000, the Company helped finance its operations by completing securitizations of interest (delinquency) advances and servicing advances and, following the modification of the Senior Notes in August 2000 (see "-Corporate Restructuring and Debt Modification"), obtaining financing against certain interest-only and residual certificates and subsequently selling certain of these certificates in a Net Interest Margin securitization (the "NIM Transaction").

CORPORATE RESTRUCTURING AND DEBT MODIFICATION

   In August 2000, Delta announced a corporate restructuring in its continuing efforts to improve operating efficiencies and to address its negative cash flow from operations. As part of this restructuring, the Company recorded charges primarily relating to employee severance associated with the layoffs, a reduction to goodwill and office equipment write-offs.

      Also in August 2000, the Company announced an agreement to modify its Senior Notes (the "Debt Modification"). With the consent of greater than fifty percent of its Senior Note holders, a negative pledge covenant in the Senior Notes Indenture, which previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certificates (the "Residual Assets"), was modified. In consideration for the Senior Noteholders' consent, the Company agreed, in an exchange offer (the "Exchange Offer"), to offer current Senior Noteholders the option of exchanging their then existing Senior Notes for (a) new senior secured notes (the "Senior Secured Notes") and (b) ten-year warrants to buy approximately 1.6 million shares of Common Stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Senior Secured Notes have the same coupon face amount and maturity date as the Senior Notes and, up until the Second Debt Restructuring (see "Subsequent Events below"), were secured by at least $165 million of the Company's Residual Assets. The Exchange Offer was consummated in December 2000, with holders of greater than $148 million of Senior Notes tendering in the exchange.

SUBSEQUENT EVENTS

   In 2000, the Company had taken the steps described above to improve operating efficiencies and to address its negative cash flow from operations. However, management believed that additional steps were necessary to permit Delta to continue as a going concern. Management's principal concerns were: (1) the cash drain created by its ongoing monthly delinquency and servicing advance requirements as servicer (the "Securitization Advances"), (2) the high cost of servicing a seasoned loan portfolio, including the capital charges associated with making Securitization Advances, (3) the Company's ability to make timely interest payments on the Senior Secured Notes, and (4) its ability to effectuate a successful business model given the overhang of corporate ratings of "Caa2" by Moody's and "CC" by Fitch. Therefore in the first quarter of 2001, management embarked upon a business plan aimed at alleviating some of these concerns and issues.

   First, in January 2001, the Company entered into a subservicing agreement with Ocwen Financial Corporation ("Ocwen"), under which Ocwen will subservice Delta's existing loan portfolio. While the Company remains the servicer, Ocwen will take over servicing responsibilities, including making Securitization Advances, and in return

Ocwen will retain all servicing related fees. Management expects to complete the transfer on or before June 1, 2001, at or before which point, it is anticipated that Ocwen will purchase from the Company its outstanding monthly Securitization Advances, subject to certain conditions. Until the transfer of servicing, Delta will continue to service the loan portfolio and earn an interim service fee that will be used to offset some of its servicing related expenses. By transferring servicing and, along with it, the responsibility for making advances, the Company expects to save approximately $5.5 million of annual capital charges, in addition to the significant cash outlays associated with making such advances.

   Second, in February 2001, the Company entered into a Letter of Intent with the beneficial holders of over fifty percent of its Senior Secured Notes to restructure, and ultimately extinguish, the Senior Secured Notes (the "Second Debt Restructuring"). In March 2001, the Company obtained the formal consent of these beneficial holders of the Senior Secured Notes through a Consent Solicitation that modified certain provisions of the Senior Secured Notes
Indenture to, among other things, allow for the release of two residual certificates currently securing the Senior Secured Notes. In consideration for their consent, the Company has agreed to offer the Senior Secured Noteholders the option to exchange their existing Notes (the "Second Exchange Offer") for new securities that will evidence a commensurate interest in a Liquidating Trust (to be formed in connection with the Second Exchange Offer), into which residual certificates then securing the Company's obligations under the Senior Secured Notes (totaling approximately $150 million) will be transferred as well as an interest in preferred stock of Delta. The Second Debt Restructuring will provide for, among other things, the following:

(a) The Liquidating Trust will receive $15 million of newly issued Delta preferred stock bearing a 10% dividend payable semi-annually (with the first three dividends payable in kind). Delta may redeem the preferred stock at its liquidation preference plus accrued dividends at any time prior to conversion (which can occur only once five dividends have not been paid in cash).

(b) Delta will receive all cash flows from the residual certificates transferred into the Liquidating Trust through, and including, the June 2001 distributions. Thereafter, the Company will earn a management fee in return for its oversight and its efforts to maximize the value of the Residual Assets in the Liquidating Trust, and for absorbing certain costs and fees on behalf of the Liquidating Trust.

(c) The Company is monetizing the two residual certificates together with other residual certificates owned by the Company but not securing the Senior Secured Notes, to provide working capital.

   Delta believes that, upon successful consummation of the Second Exchange Offer (which requires at least 90-95% of the holders agreeing to the exchange offer), Moody's and Fitch will withdraw their corporate ratings on the Company as the underlying debt will have been largely extinguished. Delta hopes to complete the Second Debt Restructuring, subject to receipt of noteholder and regulatory approvals, some time in the second or third quarter of 2001.

   In March 2001, in connection with the Second Debt Restructuring, the Company entered into a forward purchase agreement to sell five of its residual certificates during the second quarter of 2001 for a cash purchase price. The purchasers of these five residuals have provided bridge financing, in the form of residual financing equal to approximately 64% of the cash purchase price. The remainder of the purchase price will be paid to the Company upon the transfer of servicing to Ocwen. The proceeds from the residual financing and subsequent sale will be used by the Company for working capital.

   Management believes that its agreement to transfer servicing to Ocwen and the Second Debt Restructuring are essential steps in its ongoing effort to restructure its operations and reduce its negative cash flow associated with its servicing operations and Senior Secured Notes.

HOME EQUITY LENDING OPERATIONS

OVERVIEW

   Delta's consumer finance activities consist of originating, acquiring, selling and (until the transfer to Ocwen) servicing non-conforming mortgage loans. These loans are primarily secured by first mortgages on one- to four-family residences. Once loan applications have been received, the underwriting process completed and the loans funded or purchased, Delta typically packages the loans in a portfolio and sells the loan portfolio through a securitization or on a whole loan, servicing released basis. Historically, Delta retained the right to service the loans that it securitized. However, beginning in the second quarter 2000, Delta has sold the servicing rights relating to its new securitizations to third party servicers for an up front cash premium.

   Delta provides its customers with an array of loan products designed to meet their needs. Delta uses a risk-based pricing strategy and has developed products for various risk categories. Historically, Delta offered fixed-rate loan products and, to date, the majority of Delta's loan production is fixed-rate. As Delta has expanded geographically, it has expanded its product offerings to include adjustable-rate mortgages and fixed/adjustable-rate mortgages. However, since the fourth quarter of 1998, Delta has virtually eliminated originations of its six-month LIBOR (London InterBank Offered Rate) adjustable rate mortgages, which are less profitable and more prone to early prepayment.

   Delta conducts all of its broker and correspondent lending operations out of its Woodbury, New York headquarters and a regional branch office in the
Southeast. As part of Delta's corporate restructuring (See "-Corporate Restructuring and Debt Modification"), two other regional branch offices that Delta operated in the Midwest and Southwest were closed. Final underwriting approval for Brokered Loans is centralized and required from the Woodbury, New York headquarters. Delta's Retail Loans are underwritten by one operational office in Cincinnati, Ohio, which has full underwriting authority. As part of Delta's corporate restructuring in August 2000, it closed a second Retail Loan underwriting office that was previously located in Florida.

   Delta adheres to a Best Practice Lending Program aimed at ensuring the origination of quality loans and helping to better protect consumers. This Program includes (a) fair lending initiatives to ensure all borrowers are treated fairly and similarly regardless of race, color, creed, religion, national origin, sex, sexual orientation, marital status, age, disability, and the applicant's exercise, in good faith, of any right under the Consumer Credit Protection Act; (b) increased oversight of mortgage brokers and closing agents;
(c) enhanced fraud detection and protection; (d) enhanced plain English disclosures; and (e) other originations, underwriting and servicing initiatives which Delta's management believes help protect consumers.

LOAN ORIGINATION AND PURCHASES

   Delta's loan originations and purchases decreased by 37% to $933 million in 2000 from $1.47 billion in 1999. The decrease in loan production was primarily the result of (a) the Company's strategic decision to first decrease, and ultimately close, its correspondent operations, and to focus more exclusively on its less cash-intensive broker and retail channels and (b) a higher interest rate environment, which management believes deterred borrowers from refinancing industry-wide.

   The following table shows the channels of Delta's loan originations and purchases for the years shown:

                                                                      Year Ended December 31,
                                                             1998              1999                2000
                                                             ----              ----                ----
                                                                      (Dollars in thousands)
Broker:
    Principal balance...............................    $  841,079       $   890,822         $   603,616
    Average principal balance per loan..............    $       92       $        85         $        74
    Combined weighted average initial loan-
      to-value ratio(1).............................         72.8%             72.8%               71.1%
    Weighted average interest rate..................         10.0%             10.4%               11.7%
Retail:
    Principal balance...............................    $  234,011       $   319,227         $   260,388
    Average principal balance per loan..............     $      75        $       68         $        67
    Combined weighted average initial loan-
      to-value ratio(1).............................         79.9%             77.6%               76.9%
    Weighted average interest rate..................          9.4%              9.8%               10.6%
Correspondent:
    Principal balance...............................    $  652,503       $   261,289         $    69,434
    Average principal balance per loan..............    $       82       $        77         $        75
    Combined weighted average initial loan-
      to-value ratio(1).............................         73.9%             72.0%               70.5%
    Weighted average interest rate..................         10.8%             11.0%               11.5%
Total loan purchases and originations:
    Principal balance...............................    $1,727,593        $1,471,338         $   933,438
    Average principal balance per loan..............    $       85        $       79         $        72
    Combined weighted average initial loan-
      to-value ratio(1).............................         74.2%             73.7%               72.7%
    Weighted average interest rate..................         10.2%             10.4%               11.4%
Percentage of loans secured by:
    First mortgage..................................         95.5%             94.6%               90.9%
- ---------------

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

     The following table shows the channels of loan originations and purchases on a quarterly basis for 2000:

                                                                          Three Months Ended
                                                          -----------------------------------------------
                                                        March 31,     June 30,    September 30, December 31,
                                                          2000          2000          2000          2000
                                                        --------      --------      --------      --------
                                                                      (Dollars in thousands)
Broker:
    Number of Brokered Loans......................        2,271         2,208         1,944         1,741
    Principal balance.............................    $ 173,458     $ 167,240     $ 136,619     $ 126,299
    Average principal balance per loan............         $ 76          $ 76          $ 70          $ 73
    Combined weighted average initial loan-
      to-value ratio(1)..........................         72.1%         71.5%         70.6%         69.9%
    Weighted average interest rate................        11.2%         11.4%         12.2%         12.1%
Retail:
    Number of retail loans........................        1,006         1,055           954           880
    Principal balance.............................    $  71,488     $  70,667     $  59,713     $  58,520
    Average principal balance per loan............         $ 71          $ 67          $ 63          $ 67
    Combined weighted average initial loan-
      to-value ratio(1)...........................        77.7%         76.4%         76.6%         77.0%
    Weighted average interest rate................        10.2%         10.6%         11.1%         10.9%


Correspondent:
    Number of Correspondent Loans.................          561           339            24             0
    Principal balance.............................    $  42,241     $  25,666     $   1,527     $       0
    Average principal balance per loan............         $ 75          $ 76          $ 64     $       0
    Combined weighted average initial loan-
      to-value ratio(1)...........................        69.8%         71.8%         69.1%            0%
    Weighted average interest rate................        11.3%         11.7%         11.9%            0%
Total loan purchases and originations:
    Total number of loans.........................        3,838         3,602         2,922         2,621
    Principal balance.............................    $ 287,187     $ 263,573     $ 197,859     $ 184,819
    Average principal balance per loan............         $ 75          $ 73          $ 68          $ 71
    Combined weighted average initial loan-
      to-value ratio(1)...........................        73.2%         72.8%         72.4%         72.1%
    Weighted average interest rate................        10.9%         11.2%         11.9%         11.7%
- ---------------

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

     The following table shows lien position, weighted average interest rates and loan-to-value ratios for the years shown:

                                                                            Year Ended December 31,
                                                                          --------------------------
                                                                       1998          1999          2000
                                                                        ---           ---           ---
First mortgage:
    Percentage of total purchases and originations...........          95.5%         94.6%         90.9%
    Weighted average interest rate...........................          10.2%         10.3%         11.4%
    Weighted average initial loan-to-value ratio(1)..........          74.3%         74.1%         73.1%

Second mortgage:
    Percentage of total purchases and originations...........           4.5%          5.4%          9.1%
    Weighted average interest rate...........................          10.5%         10.8%         11.5%
    Weighted average initial loan-to-value ratio(1)..........          70.6%         66.6%         71.1%
- ---------------

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


     The following table shows the geographic distribution of loan purchases and originations for the periods indicated:

                                                     Year Ended December 31,

- --------------------------------------------------------------------------------------------------------
                                     1998                      1999                     2000
                             -----------------------   ---------------------     ----------------------
Region                       Percentage  Dollar Value  Percentage Dollar Value  Percentage Dollar Value
- ------                        -------      ---------     -------    --------      -------    --------
                                                       (Dollars in millions)
NY, NJ and PA.............        55.0%    $ 949.3        50.8%     $ 747.9        43.9%     $ 409.7
Midwest..................        19.7        340.3        24.5        361.1        29.1        272.0
Southeast.................        9.3        161.0         8.4        123.5         9.4         87.5
New England...............        7.3        125.8         5.8         85.1         7.1         66.6
Mid-Atlantic*.............        6.9        119.1         8.6        126.7        10.5         97.6
West......................        1.5         26.6         1.9         27.1           0            0
Canada....................        0.3          5.5         n/a          n/a         n/a          n/a

- ------------
*    Excluding New York (NY), New Jersey (NJ) and Pennsylvania (PA).


   BROKER AND CORRESPONDENT MARKETING. Throughout its history Delta has been successful in establishing and maintaining relationships with brokers and, prior to July 2000, correspondents offering non-conforming mortgage products to their clientele. The Company decided to discontinue its correspondent operations in July 2000 to focus on its less cash intensive broker and retail channels.

   Delta typically initiates contact with a broker through Delta's Business Development Department, supervised by a senior officer with over ten years of sales and marketing experience in the industry. Delta usually hires business development representatives who have contacts with brokers that originate nonconforming mortgage loans within their geographic territory. The business development representatives are responsible for developing and maintaining Delta's broker network within their geographic territory by frequently visiting the broker, communicating Delta's underwriting guidelines, disseminating new product information and pricing changes, and by demonstrating a continuing commitment to understanding the needs of the customer. The business development representatives attend industry trade shows and inform Delta about the products and pricing being offered by competitors and new market entrants. This information assists Delta in refining its programs and product offerings in order to remain competitive. Business development representatives are compensated with a base salary and commissions based on the volume of loans originated or purchased as a result of their efforts.

   APPROVAL  PROCESS.  Before a broker  becomes  part  of  Delta's  network,  it
must  go  through  an   approval  process.  Once  approved,  brokers  may  begin
submitting applications and/or loans to Delta.

   To be approved, a broker must demonstrate that it is properly licensed and registered in the state in which it seeks to transact business, submit to a credit check and sign a standard broker agreement with Delta that requires brokers to, among other things, abide by Delta's fair lending policy, follow the National Association of Mortgage Brokers Best Practices Policies, comply with all state and federal laws, and submit only true and accurate documents and disclosures. Delta also performs searches on all new brokers using a third party database that contains public and nonpublic information on individuals and companies that have incidents of potential fraud and misrepresentation. In addition, Delta regularly reviews the performance of loans originated through its brokers.

   BROKERED LOANS. For the year ended December 31, 2000, Delta's broker network accounted $603.6 million, or 65%, of Delta's loan purchases and originations, compared to $890.8 million, or 60%, of Delta's loan purchases and originations for the year ended December 31, 1999 and $841.1 million, or 49%, of Delta's loan purchases and originations for the year ended December 31, 1998. No single broker contributed more than 2.0%, 3.1% or 5.2% of Delta's total loan production in the years ended December 31, 2000, 1999 and 1998, respectively.

   Once approved, a broker may submit loan applications for prospective borrowers to Delta. To process broker submissions, Delta's broker originations area is organized by geographic regions and into teams, each consisting of loan officers and processors, which are generally assigned to specific brokers.
Because Delta operates in a highly competitive environment where brokers may submit the same loan application to several prospective lenders simultaneously, Delta strives to provide brokers with a rapid and informed response. Loan officers analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within one business day. If the application is approved by Delta's underwriters, a "conditional approval" will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The loan officer and processor team will then work directly with the submitting broker to collect the requested information and meet all underwriting conditions. In most cases, Delta funds loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, Delta will make all reasonable attempts to ensure that there is no missing information concerning the borrower or the application that might change the decision on the loan.

   Delta compensates its loan officers, who on a loan-by-loan basis are the primary relationship contacts with the brokers, predominantly on a commission basis. All of Delta's loan officers must complete an extensive 9- to 12-month training program to attain the level of knowledge and experience integral to Delta's commitment to providing the highest quality service for brokers. Management believes that by maintaining an efficient, trained and experienced staff, it has addressed three central factors which determine where a broker sends its business: (i) the speed with which a lender closes loans, (ii) the lender's knowledge concerning the broker and his business and (iii) the support a lender provides. Included in this support, Delta offers fair lending training to all brokers with whom it does business.

   CORRESPONDENT LOANS. For the year ended December 31, 2000, Delta's correspondent network accounted for $69.4 million, or 7%, of Delta's loan purchases and originations, compared to $261.3 million, or 18%, of Delta's loan purchases and originations for the year ended December 31, 1999 and $652.5 million, or 38%, of Delta's loan purchases and originations for the year ended December 31, 1998. The decrease in production was primarily the result of Delta's strategic decision to close its correspondent operations and to focus more exclusively on its broker and retail channels, which are less cash intensive. No single correspondent contributed more than 1.5%, 1.9% or 3.8% of Delta's total loan production in 2000, 1999, or 1998, respectively.

   An approved correspondent was a licensed mortgage banker or savings and loan who sold loans to Delta that conformed with Delta's underwriting standards, which the correspondent had originated, processed, closed and funded in its own name. The loans were sold to Delta either on an individual flow basis or in block sales. When selling on a flow basis, a correspondent typically sought a pre-approval from Delta prior to closing the loan, and Delta approved the loan based on a partial or full credit package, stipulating any items needed to complete the package in adherence to Delta's underwriting guidelines. On a block sale, a correspondent offered a group of loans, generally loans that have not been pre-approved, to Delta for sale, and Delta purchased those loans in the block that meet Delta's underwriting criteria.

   RETAIL LOANS. For the year ended December 31, 2000, this channel accounted for $260.4 million, or 28%, of Delta's loan purchases and originations, compared to $319.3 million, or 22%, of Delta's loan purchases and originations for the year ended December 31, 1999 and $234.0 million, or 13%, of Delta's loan purchases and originations for the year ended December 31, 1998. Through its marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for Delta's products. Its telemarketing representatives identify interested customers and refer these customers to loan officers at the retail branch offices who then proceed to determine the applicant's qualifications for Delta's loan products, negotiate loan terms with the borrower and process the loan through completion.

LOAN UNDERWRITING

   All of the brokers and, prior to July 2000, correspondents who submit loans to Delta are provided with Delta's underwriting guidelines. Loan applications received from brokers, correspondents and retail customers are classified according to particular characteristics, including but not limited to: ability to pay, credit history of the applicant, loan-to-value ratio and general stability of the applicant in terms of employment history and time in residence and condition and location of the collateral. Delta has established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings "A" through "D", with subratings within those categories. Terms of loans made by Delta, as well as maximum loan-to-value ratios and debt-to-income ratios, vary depending on the classification of the applicant. Loan applicants with less favorable credit ratings are generally offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. The general criteria used by Delta's underwriting staff in classifying loan applicants are set forth below.

                                                           DELTA'S UNDERWRITING CRITERIA

                                     "A" RISK                   "B" RISK                  "C" RISK                 "D" RISK
                                     --------                   --------                  --------                 --------
Credit profile............. Excellent credit history    Good overall credit       Good to fair credit        Fair to poor credit

Existing mortgage
  history.................. Current   at   application  Current  at  application  Up to 60 days  delinquent  90  days   delinquent
                            time and a maximum  of two  time  and a  maximum  of  at applic-ation  time and  or more
                            30-day  late  payments  in  four     30-day     late  one 90-day  late  payment
                            the last 12 months          payments  in the last 12  in the last 12 months
                                                        months

Other credit............... Minor  30-day  late  items  Some slow  pays  allowed  Slow   pays,   some  open  Not     a     factor.
                            allowed  with a letter  of  but  majority  of credit  delinquencies    allowed.  Derogatory     credit
                            explanation;    no    open  and   installment   debt  Isolated     charge-offs,  must  be  paid   with
                            collection       accounts,  paid  as  agreed.  Small  collection   accounts  or  proceeds.        Must
                            charge-offs, judgments      isolated    charge-offs,  judgments case-by-case     demonstrate   ability
                                                        collections,          or                             to pay
                                                        judgments        allowed
                                                        case-by-case

Bankruptcy filings......... Discharged    more    than  Discharged   more   than  Discharged  more than one  May   be   open    at
                            three   years   prior   to  two   years   prior   to  year   prior  to  closing  closing,  but must be
                            closing   and    excellent  closing  and   excellent  and  good   reestablished  paid     off     with
                            reestablished credit        reestablished credit      credit                     proceeds

Debt service to
  Income ratio ............ 55% or less                 55% or less               55% or less                55% or less

Maximum loan-to-value
  ratio:
  Owner-occupied........... Generally   80%   (up   to  Generally   80%  (up  to  Generally   75%   (up  to  Generally  65% (up to
                            90%*)   for  a   one-   to  85%*)   for  a  one-  to  80%*)   for  a  one-   to  70%*)  for a one-  to
                            four-family residence       four-family residence     four-family residence      four-family residence

  Non-owner occupied....... Generally   75%   (up   to  Generally   70%  (up  to  Generally   65%   (up  to  Generally  55% (up to
                            85%*)   for  a   one-   to  80%*)   for  a  one-  to  75%*)   for  a  one-   to  60%*)  for a one-  to
                            four-family residence       four-family residence     four-family residence      four-family residence

  Employment............... Minimum       2      years  Minimum      2     years  No minimum required        No minimum required
                                 employment   in  the  same  employment  in the  same
                                 field                       field
*   On an exception basis


Delta uses the foregoing categories and characteristics as guidelines only. On a case-by-case basis, Delta may determine that the prospective borrower warrants an exception, if sufficient compensating factors exist.
Examples of compensating factors are:

       o   low loan-to-value ratio,
       o   low debt ratio,
       o long-term stability of employment and/or residence, excellent payment history on past mortgages, or a significant reduction in monthly expenses.

     The following table sets forth certain information with respect to Delta's originations and purchases of first and second mortgage loans by borrower classification, along with weighted average coupons, for the periods shown and highlights the improved credit quality of Delta's originations and purchases.

(dollars in thousands)

                                                        Percent
Year          Credit                  Total             of Total           WAC(1)           WLTV(2)
- ----           ----                   ----               ------            -----            ------
2000             A                  $596,946              63.9%             10.8%            75.7%
                 B                   164,024              17.6              11.7             70.2
                 C                   127,041              13.6              12.6             67.3
                 D                    45,427               4.9              13.8             56.9
                                   ---------              ----              ----             ----
            Totals                  $933,438             100.0%             11.4%            72.7%
                                   =========              ====              ====             ====

1999             A                  $859,935              58.4%              9.8%            76.4%
                 B                   298,253              20.3              10.7             72.9
                 C                   245,862              16.7              11.3             69.5
                 D                    67,288               4.6              13.0             57.3
                                   ---------              ----              ----             ----
            Totals                $1,471,338             100.0%             10.4%            73.7%
                                   =========              ====              ====             ====

1998             A                $  990,988              57.3%              9.7%            77.0%
                 B                   425,056              24.6              10.4             73.2
                 C                   248,488              14.4              11.3             69.0
                 D                    63,061               3.7              12.7             57.2
                                   ---------              ----              ----             ----
            Totals                $1,727,593             100.0%             10.2%            74.2%
                                   =========              ====              ====             ====
- ------------------

(1)  Weighted Average Coupon ("WAC").
(2)  Weighted Average Initial Loan-to-Value Ratio ("WLTV").

   The mortgage loans originated by Delta have amortization schedules ranging from 5 years to 30 years, generally bear interest at fixed rates and require equal monthly payments which are due as of a scheduled day of each month which is fixed at the time of origination. Substantially all of Delta's mortgage loans are fully amortizing loans. Delta primarily originates fixed rate loans that amortize over a period not to exceed 30 years. Loans that are not fully amortizing generally provide for scheduled amortization over 30 years, with a due date and a balloon payment at the end of the fifteenth year. The principal amounts of the loans originated by Delta generally range from a minimum of $10,000 to a maximum of $350,000. Delta generally does not acquire or originate any mortgage loans where the combined loan-to-value ratio exceeds 90%. The collateral securing loans acquired or originated by Delta are generally one- to four-family residences, including condominiums and townhouses, and these properties may or may not be occupied by the owner. It is Delta's policy not to accept commercial properties or unimproved land as collateral. However, Delta will accept mixed-use properties of 1-4 units where a portion of the property is used for residential purposes and the balance is used for commercial purposes, and will accept small residential multifamily properties (5 to 8 units), both at reduced loan-to-value ratios. Delta does not originate loans where any senior mortgage contains open-end advance, negative amortization or shared appreciation provisions.

   Delta's mortgage loan program includes:

          o   a full  documentation  program  for  salaried  borrowers;
          o   a limited documentation   program;
          o a no-income verification program for self-employed borrowers; and a "stated" income program.

   The total monthly debt obligations, which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness, generally is 55% or less of the borrower's monthly gross income. Loans to borrowers who are salaried employees must be supported by current employment information in addition to employment history. This information for salaried borrowers is verified based on written confirmation from employers, one or more pay-stubs, recent W-2 tax forms, recent tax returns or telephone confirmation from the employer. For Delta's limited documentation program, Delta requires a job letter to be submitted which contains the same information one would find on a standard verification of employment form:

       o   job position;
       o   length of time on job;
       o   current salary; and
       o   the job letter should appear on the employer's letterhead.

   For Delta's no-income verification program, proof of self-employment in the same business plus proof of current self-employed status is required. Delta's stated income program, which represents a very small percentage of Delta's loans, is only offered for better credit quality borrowers where a telephone verification is done by an underwriter to verify that the borrower is employed. Delta usually requires lower combined loan-to-value ratios with respect to loans made under programs other than the full documentation program.

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

   Delta has a staff of approximately 45 underwriters with an average of approximately 9 years of non-conforming lending experience. With the exception of Delta's Atlanta, Georgia office, all underwriting functions for broker originations (and, prior to July 2000, correspondent purchases) and the New York Retail Loan call center are centralized in its Woodbury, New York office. Underwriting functions for its retail operations (other than the New York call center) is centralized in Delta's retail underwriting "hub" located in
Cincinnati, Ohio. In August 2000, as part of its corporate restructuring efforts, Delta closed its other retail underwriting "hub" located in West Palm Beach, Florida (See "-Corporate Restructuring and Debt Modification"). Delta does not delegate underwriting authority to any broker (nor, prior to July 2000, to any correspondent). Delta's underwriting department functions independently of its business development and mortgage origination departments and does not report to any individual directly involved in the origination process. No underwriter at Delta is compensated on an incentive or commission basis.

   Delta has instituted underwriting checks and balances that are designed to ensure that every loan is reviewed and approved by a minimum of two underwriters and/or an AVP of Underwriting, with some higher loan amounts requiring a third approval. Delta believes that by requiring each file be seen by a minimum of two underwriters, a high degree of accuracy and quality control is ensured throughout the underwriting process and before funding.

   Delta's underwriting of every loan submitted consists not only of a thorough credit review, but also the following:

       o a separate appraisal review conducted by Delta's appraisal review department and/or underwriter; and
       o a full compliance review, to ensure that all documents have been properly prepared, all applicable disclosures given in a timely fashion, and proper compliance with all federal and state regulations.

   Appraisals are performed by third party, fee-based appraisers or by Delta's approved appraisers and generally conform to current Fannie Mae and Freddie Mac secondary market requirements for residential property appraisals. Each appraisal includes, among other things, an inspection of both the exterior and interior of the subject property and data from sales within the preceding 12 months of similar properties within the same general location as the subject property.

   Delta performs an appraisal review on each loan prior to closing or prior to purchasing. While Delta recognizes that the general quality control practices of conventional mortgage lenders is to perform only drive-by appraisals after closings, Delta believes this practice does not provide sufficient protection. In addition to reviewing each appraisal for accuracy, Delta accesses other sources to validate sales used in the appraisal to determine market value. These sources include:

       o   Multiple Listing Services in nine states;
       o assessment and sales services, such as Comps, Inc., Pace, 1st American and Transamerica;
       o   internet services such as Realtor.com; and
       o other sources for verification, including broker price opinions and market analyses by local real estate agents.

   Post closing, in addition to its normal due diligence, Delta randomly selects one out of every ten appraisals, and performs a drive-by appraisal. This additional step gives Delta an added degree of comfort with respect to appraisers with which Delta has had limited experience. Delta actively tracks and grades, on criteria that it has developed over time, all appraisers from which it accepts appraisals for quality control purposes and does not accept work from appraisers who have not conformed to its review standards.

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

   Delta performs a post-funding quality control review to monitor and evaluate Delta's loan origination policies and procedures. The quality control department is separate from the underwriting department, and reports directly to a member of senior management.

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

   The quality control process is updated from time to time as Delta's policies and procedures change.

LOAN SALES

   Delta sells virtually all the loans it originates or purchases through one of two methods: (i) securitizations, which involve the private placement or public offering by a securitization trust of asset-backed pass-through securities; and
(ii) whole loan sales, which include the sale of blocks of individual loans to institutional or individual investors on a servicing released basis. Over the past several years, including 1999 and 1998, Delta has sold close to 100% its loans through securitizations, with the remainder being sold on a whole loan servicing released basis. In 2000, Delta securitized approximately 90% of its loan originations and purchases and sold on a whole loan servicing released basis approximately 6% of its loan originations and purchases. The majority of the loans sold by Delta on a whole loan basis occurred in the fourth quarter of 2000, when Delta sold approximately $47 million, or 25%, of its loans production through whole loan sales, which is far greater than it had in previous quarters. Going forward, Delta expects to continue to use a combination of securitizations and whole loan sales, with the amounts of each dependent upon the marketplace and Delta's goal of maximizing earnings and liquidity.

   SECURITIZATIONS. During 2000, Delta completed four securitizations totaling $840 million. The following table sets forth certain information with respect to Delta's securitizations (all of which have been rated AAA/Aaa by S&P Fitch, and Moody's, respectively) by offering size, which includes prefunded amounts, duration weighted average pass-through rate and type of credit enhancement.

                                                                     Duration
                                                Offering Size    Weighted Average     Credit
Securitization                      Completed    (Millions)      Pass-Through Rate Enhancement
- ---------                           --------     ----------         -----------     ----------
2000-1.......................       03/30/00        $250.0            7.40%        Hybrid *
2000-2.......................       06/30/00        $275.0            7.84%        Hybrid *
2000-3.......................       09/28/00        $200.0            7.59%        Hybrid *
2000-4.......................       12/14/00        $115.0            7.22%        Hybrid *

- ------------------
* Senior/Sub Structure with Bond Insured AAA Tranche

   When Delta securitizes loans, it sells a portfolio of loans to a trust (a "Home Equity Loan Trust") for a cash payment and the Home Equity Loan Trust sells various classes of pass-through certificates representing undivided ownership interests in such Home Equity Loan Trust. As servicer for each securitization, Delta collects and remits principal and interest payments to the appropriate Home Equity Loan Trust which, in turn, passes through such payments to certificateholders. For each of the 2000 securitizations, Delta retained 100% of the interests in the residual certificates while selling the interest-only certificates for cash. Management contemplates continuing to retain residual certificates in the future as long as, in management's opinion, this practice maximizes earnings while remaining within the Company's liquidity requirements.

   Each Home Equity Loan Trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which insures the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both (known as a "hybrid"). In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to such credit enhancement, the Excess Servicing cash flows that would otherwise be paid to Delta as holder of the residual certificate is initially applied as additional payments of principal for the investor certificates, thereby accelerating amortization of the investor certificates relative to the amortization of the loans and creating overcollateralization. Once the overcollateralization limit is reached, the use of Excess Servicing to create overcollateralization stops unless it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is intended to create a source of cash (the "extra" payments on the loans) to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

   WHOLE LOAN SALES WITHOUT RECOURSE. From time to time, Delta has found that it can receive better execution by selling certain mortgage loans on a whole loan, non-recourse basis, without retaining servicing rights, generally in private transactions to institutional or individual investors. Delta recognizes a gain or loss when it sells loans on a whole loan basis equal to the difference between the cash proceeds received for the loans and Delta's investment in the loans, including any unamortized loan origination fees and costs.

   In 2000 and 1998, Delta sold $58.3 million and $8.7 million of loans, respectively on a whole loan, non-recourse basis. In 1999, Delta did not have any whole loan, non- recourse basis sales.

LOAN SERVICING AND COLLECTIONS

   Historically, Delta has serviced virtually all loans it originated or purchased since its inception in 1982. In the second quarter of 2000, however, management determined that the cash purchase premium third party servicers were willing to pay to purchase the servicing rights on Delta's newly issued securitizations was higher than the value

Delta would ascribe to retaining such servicing rights. Therefore beginning in the second quarter 2000, and in each of the following two quarters in 2000, Delta sold the servicing rights on its newly issued securitizations to a third party servicer for an up-front cash purchase price.

   In the fourth quarter of 2000, management further determined that its existing portfolio became more costly to service for a variety of reasons, including: (1) higher servicing personnel costs associated with a portfolio that became increasingly more seasoned (delinquent) as Delta continued to sell its newly originated mortgage loans to the third party servicer, (2) increased monthly delinquency and servicing related advances, and (4) an inability to recognize economies of scale on a loan portfolio which was declining in size but had certain fixed costs associated with it. Consequently, Delta entered into the subservicing agreement with Ocwen (see "- Subsequent Events") in January 2001, to have Ocwen subservice its entire loan portfolio with the actual transfer date to be on or before June 1, 2001. Servicing involves, among other things, collecting payments when due, remitting payments of principal and interest, furnishing reports to the current owners of the loans, enforcing the current owners' rights with respect to the loans, including, recovering delinquent payments, instituting foreclosure and liquidating the underlying collateral, and making required monthly delinquency and servicing advances. As of December 31, 2000, Delta had a servicing portfolio of $3.3 billion.

   Until the transfer of servicing to Ocwen, Delta will continue to service all loans out of its headquarters in Woodbury, New York, utilizing LSAMS, a leading in-house loan servicing system, and FORTRACS, a default management sub-servicing system with separate "modules" for foreclosure, bankruptcy, and REO. These sub-servicing modules provide detailed tracking of all key events in foreclosure and bankruptcy on a loan-by-loan and portfolio-wide basis; the ability to track and account for all pre- and post-petition payments received in bankruptcy from the borrower and/or trustee; and the ability to monitor, market and account for all aspects necessary to liquidate an REO property after foreclosure. Information entered on FORTRACS is automatically uploaded to LSAMS on a daily basis. Further, information entered on LSAMS is automatically reflected on FORTRACS. Additionally, Delta's Management Information Systems Department has created a market value analysis program to run with LSAMS, which provides Delta with the ability to monitor its equity position on a loan-by-loan and/or portfolio-wide basis. These features have led to cost savings through greater automation and system upgrades and have helped mitigate loan losses as the Servicing Department has been able to identify problem loans earlier, thus allowing for earlier corrective action.

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

   Borrowers are billed on a monthly basis in advance of the due date. Collection procedures commence upon identification of a past due account by Delta's automated servicing system using Delta's proprietary payment profiling software. If timely payment is not received, LSAMS automatically places the loan in the assigned collector's auto queue and collection procedures are generally initiated on the day determined by the proprietary software to be after the borrower's typical payment date. This payment profiling allows Delta to focus its collections efforts on those borrowers who are delinquent and outside their typical payment date as opposed to those borrowers who are delinquent but typically pay on or about a specific date each month. These loans are automatically queued into LSAMS auto queue as well as a Davox predictive dialer. The predictive dialer initiates the telephone calls and transfers the calls to a collector when a borrower is reached. If the predictive dialer determines a line is busy or receives a no answer, it automatically cycles those calls through the same day at pre-determined intervals. If the predictive dialer contacts an answering machine, an automated message is left. The account remains in the queue unless and until payment is received, at which point LSAMS automatically removes the loan from the collector's auto queue until the next payment profile pattern is broken. In the case of seriously delinquent accounts, collection calls can begin as soon as two days after the payment due date.

   When a loan appears in a collector's auto queue, a collector will telephone to remind the borrower that a payment is due. Follow-up telephone contacts are attempted until the account is current or other payment arrangements have been made. Standard form letters are utilized when attempts to reach the borrower by telephone fail and/or, in some circumstances, to supplement the phone contacts. During the delinquency period, the collector will continue to contact the borrower and property inspections are performed on or about the 45th day of delinquency. Delta's collectors have computer access to telephone numbers, payment histories, loan information and all past collection notes. All collection activity, including the date collection letters were sent and detailed notes on the substance of each collection telephone call, is entered into a permanent collection history for each account on LSAMS. Additional guidance with the collection process is derived through frequent communication with Delta's senior management.

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

   Prior to foreclosure sale, Delta performs an in-depth market value analysis on all defaulted loans. This analysis includes:

       O   a current valuation  of  the  property  obtained through  a  drive-by appraisal or broker's price opinion conducted by an independent appraiser or a broker from Delta's network of real estate brokers, complete with a description of the condition of the property, recent price lists of comparable properties, recent closed comparables, estimated marketing time and required or suggested repairs, and an estimate of the sales price;
       O an evaluation of the amount owed, if any, for real estate taxes; O an evaluation of the amount owed, if any, to a senior mortgagee; and 0 estimated carrying costs, brokers' fee, repair costs and other related costs associated with real estate owned properties. Delta bases the amount it will bid at foreclosure sales on this analysis.

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

   Delta's loan servicing software also tracks and maintains homeowners' insurance information and tax and insurance escrow information. Expiration reports are generated bi-weekly listing all policies scheduled to expire within the next 15 days. When policies lapse, a letter is issued advising the borrower of that lapse and notifying the borrower that Delta will obtain force-placed insurance at the borrower's expense. Delta also has an insurance policy in place that provides coverage automatically for Delta in the event that Delta fails to obtain force-placed insurance.

   Following the transfer to Ocwen, all servicing functions will be performed by Ocwen and Delta will discontinue its Servicing Operations, laying off the majority of the Servicing employees, and give back the entire leased premises to the Landlord.

DELINQUENCY AND LOSS EXPERIENCE

   The following table sets forth information relating to the delinquency and loss experience of the mortgage loans serviced by Delta (primarily for the securitization trusts) for the periods indicated. Delta is not the holder of the securitization loans, but generally holds residual or interest-only certificates of the trusts, as well as the servicing rights, each of which may be adversely affected by defaults. (See "-Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Accounting Considerations"). Following the transfer of a majority of Delta's Residual Assets in connection with the anticipated consummation of the Second Debt Restructuring in 2001, and anticipated sales of certain other Residual Assets for a cash purchase price, Delta will no longer be the holder of the vast majority of the residual and interest-only certificates of the trusts that own the loans, the performance of which is reflected in the table:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                              2000            1999            1998
                          `                                   ----            ----            ----
                                                                     (DOLLARS IN THOUSANDS)
Total Outstanding Principal Balance
    (at period end)...................................    $ 3,312,582      $ 3,631,830     $ 2,950,435
Average Outstanding(1)................................    $ 3,638,398      $ 3,362,377     $ 2,436,343
DELINQUENCY (at period end) 30-59 Days:
    Principal Balance.................................      $ 238,047        $ 208,302      $  153,726
    Percent of Delinquency(2).........................          7.19%            5.73%           5.21%
60-89 Days:
    Principal Balance.................................      $ 110,730        $  83,000      $   50,034
    Percent of Delinquency(2).........................          3.34%            2.28%           1.70%
90 Days or More:
    Principal Balance.................................      $  69,802        $  56,435      $   47,887
    Percent of Delinquency(2).........................          2.11%            1.55%           1.62%
Total Delinquencies:
    Principal Balance.................................      $ 418,579        $ 347,737      $  251,647
    Percent of Delinquency(2).........................         12.64%            9.56%           8.53%
FORECLOSURES
    Principal Balance.................................      $ 206,281        $ 185,843      $  145,679
    Percent of Foreclosures by Dollar(2)..............          6.23%            5.11%           4.94%
REO
     Principal Balance................................      $  57,981        $  36,663      $   18,811
     Percent of  REO..................................          1.75%            1.01%           0.64%
Net Gains/(Losses) on liquidated loans................      $  28,918        $ (14,722)     $   (8,704)
Percentage of Net Gains/(Losses) on liquidated
    loans (based on Average Outstanding Balance)......        (0.79%)           (0.44%)         (0.36%)
- ---------------

(1) Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total by the number of months in the applicable period.
(2) Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.

COMPETITION

   As an originator of mortgage loans, Delta faces intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than Delta. Competition can take many forms, including interest rates and costs of the loan, convenience in obtaining a loan, service, marketing and distribution channels. Furthermore, the level of gains realized by Delta and its competitors on the sale of the type of loans originated and purchased has attracted additional competitors into this market with the effect of lowering the gains that may be realized by Delta on future loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions giving companies with greater volumes of originations a competitive advantage.

   Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit Delta's borrowers to refinance their loans. During economic slowdowns or recessions, Delta's borrowers may have new financial difficulties and may be receptive to offers by Delta's competitors.

   Over the past few years, many of the independent mortgage banking companies, which previously were among Delta's most intense competitors, have either gone out of business or been acquired by larger, more diversified national financial institutions. At the same time, many larger finance companies, financial institutions and conforming mortgage originators have adapted their conforming origination programs and allocated resources to the origination of non-conforming loans and/or have otherwise begun to offer products similar to those offered by Delta, targeting customers similar to those of Delta. Fannie Mae and Freddie Mac have also expressed interest in adapting their programs to include products similar to those offered by Delta and have begun to expand their programs and presence into the subprime market. The entrance of these larger and better-capitalized competitors into Delta's market may have a material adverse effect on Delta's results of operations and financial condition.

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

   In September 1999, Delta settled allegations by the New York State Banking Department and a lawsuit by the New York State Office of the Attorney General alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and created a fund financed by the grant of 525,000 shares of Delta Financial's common stock. The proceeds of the fund will be used, for among other things, to compensate certain borrowers and for a variety of consumer educational and counseling programs.

   In March 2000, Delta finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Development, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

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

EMPLOYEES

   As of December 31, 2000, Delta had a total of 851 employees (full-time and part-time). None of Delta's employees are covered by a collective bargaining agreement. Delta considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

   Delta's executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where Delta leases approximately 120,000 square feet of office space at an aggregate annual rent of approximately $2.4 million. The lease provides for certain scheduled rent increases and expires in 2008.

   Delta's servicing operations are located at 99 Sunnyside Boulevard, Woodbury, New York 11797, where Delta leases approximately 40,000 square feet of office space at an aggregate annual rent of approximately $0.9 million.
The lease is scheduled to expire in June 2001.

   Delta also maintains a full service office in Atlanta, Georgia and business development offices in New Jersey, Ohio, Pennsylvania and Virginia. Delta's retail operation currently maintains eleven retail mortgage origination offices in Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2) and Tennessee; one telemarketing hub in Ohio; and a retail call center at Delta's headquarters in Woodbury, New York. The terms of theses leases vary as to duration and escalation provisions, with the latest expiring in 2004.

ITEM 3.  LEGAL PROCEEDINGS

   Because the nature of Delta's business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, Delta is subject, in the normal course of business, to numerous claims and legal proceedings. Delta's lending practices have been the subject of several lawsuits styled as class actions and of investigations by various regulatory agencies including the New York State Banking Department (the "NYSBD"), the Office of the Attorney General of the State of New York (the "NYOAG") and the United States Department of Justice (the "DOJ"). The current status of these actions are summarized below.

   o In or about November 1998, Delta received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that Delta had violated the Home Equity and Ownership Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Law ss. 349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission,
      (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought the injunctive relief on their behalf. Delta opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction enjoining

      Delta from proceeding with the foreclosure sales of the three intervenors' properties. Delta has filed a motion for reconsideration of the December 23, 1998 order. In January 1999, Delta filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, Delta filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing Delta, its attorneys and/or the NYSBD from issuing notices to certain of Delta's borrowers, in accordance with a settlement agreement entered into by and between Delta and the NYSBD. In or about October 1999 and November 1999, respectively, Delta and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permits Delta to issue an approved form of the notice. In September 1999, plaintiffs filed a motion for class certification, which was opposed by Delta in February 2000, and ultimately withdrawn without prejudice by plaintiffs in January 2001. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

   o In or about March 1999, Delta received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, Delta filed an answer to the complaint. In September 1999, Delta filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, Delta filed a motion to change venue and plaintiffs opposed the motion. In July 1999, the Court denied the motion to change venue. Delta appealed and in March 2000, the Appellate Court granted Delta's appeal to change venue from New York County to Nassau County. In August 1999, plaintiffs filed a motion for class certification, which Delta opposed in July 2000. In or about September 2000, the Court granted plaintiffs' motion for class certification, from which Delta filed a Notice of Appeal. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

   o In or about July 1999, Delta received notice that it had been named in a lawsuit filed in the United States District Court for the Western District of New York, alleging that amounts collected and maintained by it in certain borrowers' tax and insurance escrow accounts exceeded certain statutory (RESPA) and/or contractual (the respective borrowers' mortgage agreements) ceilings. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that Delta's practices violate applicable statutes and/or the mortgage agreements, (c) injunctive relief, and (d) unspecified compensatory and punitive damages (including attorneys' fees). In October 1999, Delta filed a motion to dismiss the complaint. In or about November 1999, the case was transferred to the United States District Court for the Northern District of Illinois. In February 2000, the plaintiff opposed Delta's motion to dismiss. In March 2000, the Court granted Delta's motion to dismiss in part, and denied it in part. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

   o In or about August 1999, the NYOAG filed a lawsuit against Delta alleging violations of (a) RESPA (by paying yield spread premiums), (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Law ss. 296-a, and (e) New York Executive Law ss. 63(12). In September 1999, Delta and the NYOAG settled the lawsuit, as part of a global settlement by and among Delta, the NYOAG and the NYSBD, evidenced by that certain (a) Remediation Agreement by and between Delta and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a fund of approximately $4.75 million to be financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The proceeds of the fund will be used, for among other things, to pay borrowers and for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against Delta.

       The Remediation Agreement and Stipulated Order on Consent supersede Delta's previously announced settlements with the NYSBD and the NYOAG. In March 2000, Delta finalized a settlement agreement with the United States Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Renewal, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

   o In November 1999, Delta received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with the Company's initial public offering in 1996 and its reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged recently in the consumer lawsuits and regulatory actions indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in the Company's common stock. In May 2000, the Court consolidated this case and several other lawsuits that purportedly contain the same or similar allegations against Delta and in August 2000 plaintiffs filed their Consolidated Amended Complaint. In October 2000, Delta filed a motion to dismiss the Complaint in its entirety, which was opposed by plaintiffs in November 2000, and is now pending. Delta believes that it has meritorious defenses and intends to defend these suits, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

   o In or about April 2000, Delta received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau
      County, alleging that Delta has improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with Delta. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. Delta answered the complaint in June 2000. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

   Delta's Common Stock was listed on the New York Stock Exchange (the "NYSE") under the symbol "DFC" on November 1, 1996. The following table sets forth for the periods indicated the range of the high and low closing sales prices for Delta's Common Stock on the NYSE.

2000                                                                      High            Low
- ----                                                                      ----            ----
First Quarter ...............................................         $   4.13        $   2.00
Second Quarter ..............................................             2.31            1.25
Third Quarter................................................             1.63            0.50
Fourth Quarter ..............................................             0.69            0.22

1999                                                                      High           Low
- ----                                                                      ----          ----
First Quarter ...............................................         $   8.25        $   4.75
Second Quarter ..............................................             8.13            4.88
Third Quarter................................................             7.81            5.00
Fourth Quarter ..............................................             5.06            3.63

   In January 2001, the Company announced that it received notification from the NYSE that it has fallen below the continued listing standards of the NYSE. The Company currently does not meet the NYSE's continued listing standards requiring the maintenance of a minimum of $15 million in market capitalization over a 30-day trading period and the maintenance of a minimum share price of $1 over a 30-day trading period. In accordance with the rules of the NYSE, the Company has supplied the NYSE with its business plan to address promptly the market capitalization and minimum share price issues. There can be no assurance, however, that the Company will be successful in meeting those requirements on a continuing basis. If the Company is delisted from the NYSE, it will apply for quotation, and would expect its Common Stock to trade, on the OTC Bulletin Board.

   On December 31, 2000, Delta had approximately 79 stockholders of record. This number does not include beneficial owners holding shares through nominee or "street" names. Delta believes the number of beneficial stockholders is approximately 1,900.

DIVIDEND POLICY

   Delta did not pay any dividends in 2000 and, in accordance with its present general policy, has no present intention to pay cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                  2000        1999        1998        1997        1996
                                                  ----        ----        ----        ----        ----
INCOME STATEMENT DATA:                               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
  Revenues:
      Net gain on sale of mortgage loans.....   $  47,550     78,663      91,380      85,890      46,525
      Interest...............................      32,287     31,041      12,458      22,341      16,372
      Servicing fees.........................      14,190     16,341      10,464       7,511       5,368
      Origination fees ......................      24,944     28,774      25,273      18,108       5,266
                                                ----------   --------    --------    --------    --------
           Total revenues....................     118,971    154,819     139,575     133,850      73,531
                                                ----------   --------    --------    --------    --------
  Expenses:
      Payroll and related costs .............      56,525     65,116      56,709      41,214      17,633
      Interest...............................      30,386     26,656      30,019      19,964      11,298
      General & administrative...............      94,685     55,318      34,351      21,522      11,112
                                                ----------   --------    --------    --------    --------
            Total expenses...................     181,596    147,090     121,079      82,700      40,043
                                                ----------   --------    --------    --------    --------

 Income (loss) before income tax expense (benefit)
      and extraordinary item.................     (62,625)     7,729      18,496      51,150      33,488
  Provision for income tax expense (benefit)      (13,208)     3,053       7,168      20,739       9,466
                                                ----------   --------    --------    --------    --------

  Income (loss) before extraordinary item....     (49,417)     4,676      11,328      30,411      24,022
  Extraordinary item:........................
      Gain on extinguishment of debt.........          --         --          --          --       3,168
                                                ----------   --------    --------    --------    --------
  Net income (loss)..........................   $ (49,417)     4,676      11,328      30,411      27,190
                                                ----------   --------    --------    --------    --------

Pro forma information (1)(2):
  Provision for pro forma income tax expense
      before extraordinary item..............          --         --          --          --      14,400
                                                ----------   --------    --------    --------    --------

 Pro forma income (loss) before
 extraordinary item..........................     (49,417)     4,676      11,328      30,411      19,088
                                                ----------   --------    --------    --------    --------
 Per share data(1)(3):
      Earnings (loss) per common share -
            basic and diluted................   $   (3.10)      0.30        0.74        1.98        1.46

      Weighted average number of
            shares outstanding...............  15,920,869 15,511,214  15,382,161  15,359,280  13,066,485


Selected Balance Sheet Data:
  Loans held for sale, net...................    $ 82,698     89,036      87,170      79,247      82,411
  Capitalized mortgage servicing rights.....           --     45,927      33,490      22,862      11,412
  Interest-only and residual certificates....     216,907    224,659     203,803     167,809      83,073
  Total assets...............................     452,697    556,835     481,907     393,232     231,616
   Senior notes, warehouse financing and
      other borrowings.......................     238,203    258,493     229,660     177,540      95,482
  Investor payable...........................      69,489     82,204      63,790      40,852      20,869
  Total liabilities..........................     354,973    409,694     344,219     266,779     138,098
  Stockholders' equity.......................      97,724    147,141     137,688     126,453      93,518
- ---------------

(1) Figures for December 31, 2000, 1999, 1998 and 1997 are actual; pro forma presentation for the year 1996.
(2) Prior to October 31, 1996, Delta Funding (a wholly-owned subsidiary) was treated as an S corporation for Federal and state income tax purposes.
     The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation at an assumed tax rate of 43%.
(3) Pro forma earnings per common share has been computed by dividing pro forma net income by the sum of (a) 10,653,000 shares of the Company's common stock received by the former shareholders in exchange for their shares of Delta Funding, and (b) the effect of the issuance of 1,976,182 shares of the Company's common stock issued in the Company's initial public offering to generate sufficient cash for certain S corporation distributions paid to the former shareholders, which shares are treated as if they had always been outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING  DISCUSSION  SHOULD BE READ IN CONJUNCTION  WITH THE  CONSOLIDATED
FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

GENERAL

   Delta, through its wholly-owned subsidiaries, engages in the consumer finance business by originating, acquiring, selling and servicing non-conforming home equity loans. Throughout its 19 years of operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios for such purposes as debt consolidation, home improvement, mortgage refinancing or education.

   Delta originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers ("Brokered Loans") and, prior to July 2000, also purchased loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). The Company decided to discontinue its correspondent operations in July 2000 to focus on its less cash intensive broker and retail channels. Delta Funding currently originates the majority of its loans in 20 states, through its network of approximately 1,500 brokers.

   Delta develops retail loan leads primarily through its telemarketing system and its network of 11 retail offices located in Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2), Tennessee, and a call center in New York ("Retail Loans"). During the twelve months ended December 31, 2000, the Company closed two under-performing retail offices in Georgia and Florida, and opened a new retail origination call center at its headquarters in Woodbury, New York. In January 2001, the Company closed two additional under-performing retail offices in Florida.

   In March 2000, the Company finalized its settlement with the U.S. Department of Justice (the "DOJ"), completing its global settlement with the NYSBD and the NYOAG. The DOJ settlement, which parallels the NYSBD and NYOAG settlement agreements, was also signed by the FTC and HUD. See "- Legal Proceedings" for a discussion of the settlement.

   In July 2000, the Company received $2 million in connection with the sale of one of its domain names previously used as an internet address.

   In August 2000, the Company announced a corporate restructuring and modification of its Senior Notes (see " - Corporate Restructuring and Debt Modification") to improve operating efficiencies and to address its negative cash flow. The corporate restructuring was aimed at reducing overhead and operating expenses. The debt modification enabled the Company to monetize a portion of its Residual Assets, first by obtaining approximately $17 million in residual financing in August 2000 and subsequently through the sale of a portion of its Residual Assets through a net interest margin securitization ("NIM Transaction") in November 2000. (See "-Liquidity and Capital Resources").

CORPORATE RESTRUCTURING AND DEBT MODIFICATION

   In August 2000, Delta announced a corporate restructuring (the "Restructuring") in its continuing efforts to improve operating efficiencies and to address its negative cash flow from operations. As part of this restructuring, the Company recorded a $6.7 million charge primarily relating to employee severance associated with the layoffs, a reduction to goodwill and office equipment write-offs. After a cash payment for personnel related costs, the balance of Delta's restructuring liability at December 31, 2000 was $1.3 million.

   Also in August 2000, the Company announced an agreement to modify the Senior Notes (the "Debt Modification"). With the consent of greater than fifty percent of its Senior Note holders, a negative pledge covenant contained in the Senior Notes Indenture was modified. The negative pledge had previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certificates (the "Residual Assets"). In consideration for the Senior Noteholders' consent, the Company agreed, through an exchange offer (the "Exchange Offer"), to offer current Senior Noteholders the option of exchanging their then existing Senior Notes for (a) new senior secured notes (the "Senior Secured Notes") and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Senior Secured Notes have the same coupon, face amount and maturity date as the Senior Notes and, up until the Second Debt Restructuring (see "- Subsequent Events below"), were secured by at least $165 million of the Company's Residual Assets. The Exchange Offer was consummated in December 2000, with holders of greater than $148 million of Senior Notes tendering in the exchange. The Company recorded a $3.1 million pre-tax charge in the third quarter of 2000 related to professional fees incurred in connection with the Debt Modification.

SUBSEQUENT EVENTS

   Although the Company had taken the steps in 2000 described above to improve operating efficiencies and to address its negative cash flow from operations, management believed that additional steps were necessary to permit Delta to continue as a going concern. Management's principal concerns were: (1) the burden imposed upon the Company by its ongoing monthly delinquency and servicing advance requirements as servicer (the "Securitization Advances"), (2) the high cost of servicing a seasoned loan portfolio, including the capital charges associated with making Securitization Advances, (3) the Company's ability to make timely interest payments on the Senior Secured Notes, and (4) its ability to effectuate a successful business model given the overhang of corporate ratings of "Caa2" by Moody's and "CC" by Fitch. Therefore in the first quarter of 2001, management embarked upon a business plan aimed at alleviating these concerns and issues.

   First, in January 2001, the Company entered into a subservicing agreement with Ocwen Financial Corporation ("Ocwen"), under which Ocwen will subservice Delta's existing loan portfolio. While the Company remains the servicer, Ocwen will take over servicing responsibilities, including the requirement to make Securitization Advances, and will retain all servicing related fees. Management expects to complete the transfer on or before June 1, 2001, at or before which point, it is anticipated that Ocwen will purchase from the Company its outstanding monthly Securitization Advances, subject to certain conditions. During the Interim Period, Delta will continue to service the loan portfolio and earn an interim service fee that will be used to offset some of its servicing related expenses. By transferring servicing and, along with it, the responsibility for making advances, the Company expects to save approximately $5.5 million of annual capital charges, in addition to the significant cash outlays associated with making such advances.

   Second, in February 2001, the Company entered into a Letter of Intent with the beneficial holders of over fifty percent of its Senior Secured Notes to restructure, and ultimately extinguish, the Senior Secured Notes (the "Second Debt Restructuring"). In March 2001, the Company obtained the formal consent of these holders of the Senior Secured Notes through a Consent Solicitation that modified certain provisions of the Senior Secured Notes Indenture to, among other things, allow for the release of two residual certificates currently securing the Senior Secured Notes. In consideration for the Noteholders' consent, Delta agreed to offer the Senior Secured Noteholders the option to exchange their existing Notes (the "Second Exchange Offer") for new securities that will evidence a commensurate interest in a Liquidating Trust (to be formed in connection with the Second Exchange Offer), into which residual certificates currently securing the Company's obligations under the Senior Secured Notes (totaling approximately $150 million) will be transferred. The Second Debt Restructuring will also provide for, among other things, the following:

    (a) The Liquidating Trust will receive $15 million of newly issued preferred stock bearing a 10% dividend payable semi-annually (with the first three dividends payable in kind). Delta may redeem the preferred stock at its liquidation preference plus accrued dividends at any time prior to its conversion (which can occur only once five dividends have not been paid in cash).

    (b) The Company will receive all cash flows from the residual certificates transferred into the Liquidating Trust through and including the June 2001 distributions. Thereafter, the Company will earn a management fee in return for its oversight and its efforts to maximize the value of the Residual Assets in the Liquidating Trust, and for absorbing certain costs and fees on behalf of the Liquidating Trust.

    (c) The Company monetizing the two residual certificates together with other residual certificates owned by the Company but not securing the Senior Secured Notes, to provide additional working capital.

   The Company believes that, upon consummation of the Second Exchange Offer (which requires the consent of at least 90-95% of the holders), Moody's and Fitch will withdraw their corporate ratings on the Company as the underlying debt will have been largely extinguished.

   In March 2001, in connection with the Second Debt Restructuring, the Company entered into a forward purchase agreement to sell five of its residual certificates in the second quarter of 2001 for a $15 million cash purchase price. The purchasers of these five residuals have provided bridge financing, in the form of residual financing, of approximately $9.6 million. The remainder of the purchase price will be paid to the Company upon the transfer of servicing to Ocwen. The proceeds from the residual financing and subsequent sale will be used by the Company for working capital. These residual certificates are being sold at a significant discount to the Company's book value for such certificates and, as such, the Company expects to record an approximately $27 million pre-tax non-cash charge in the first quarter of 2001.

   Management believes that its subservicing arrangement with Ocwen and the Second Debt Restructuring were essential steps in its ongoing effort to restructure its operations and reduce its negative cash flow associated with its servicing operations and Senior Secured Notes. There can be no assurances, however, that these or other factors described herein will not have a material adverse effect on the Company's results of operations and financial condition. (See "-Competition," "Regulation" and "Risk Factors," among other sections).

   In January 2001, the Company decided to close two under-performing retail offices in Florida.

   Also in January 2001, the Company announced that it received notification from the New York Stock Exchange ("NYSE") that it has fallen below the continued listing standards of the NYSE. The Company currently does not meet the NYSE's continued listing standards requiring the maintenance of a minimum of $15 million in market capitalization over a 30-day trading period and the maintenance of a minimum share price of $1 over a 30-day trading period. In accordance with the rules of the NYSE, the Company has supplied the NYSE with its business plan to address promptly the market capitalization and minimum share price issues. There can be no assurance, however, that the Company will be successful in meeting those requirements on a continuing basis. If the Company is delisted from the NYSE, it will apply for quotation, and would expect its Common Stock to trade, on the OTC Bulletin Board.

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

   The Company's net investment in the pool of loans sold at the date of the securitization represents the amount originally paid to originate or acquire the loans adjusted for (i) any direct loan origination costs incurred (an increase) and loan origination fees received (a decrease) in connection with the loans, which are treated as a component of the initial investment in loans, and (ii) the principal payments received, and the amortization of the net loan fees or costs, during the period the Company held the loans prior to their securitization. The Company's investment in the loans also reflects adjustments for any gains (a decrease in the investment) or losses (an increase in the investment) the Company has incurred on treasury rate lock contracts (or similar hedging strategies) which the Company has typically used to hedge against the effects of changes in interest rates during the period it holds the loans prior to their securitization. (See "- Hedging.")

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

   The Company sold the interest-only  certificates  created in each of the 2000 securitizations for cash proceeds and intends to continue to sell the interest-only certificate as long as the sale effectively maximizes cash flow and profitability.

   The interest-only and residual certificates received by the Company upon the securitization of a pool of loans are accounted for as trading securities. The amount initially allocated to the interest-only and residual certificates at the date of a securitization reflects the fair value of those interests. The amount recorded for the certificates is reduced for distributions thereon which the Company receives from the trust, and is adjusted for subsequent changes in the fair value of interest-only and residual certificates held by the Company, which are reflected in the statement of operations. The Company assesses the fair value of interest-only and residual certificates based upon updated estimates of prepayment and default rates relating to loan groups comprised of loans of similar types, terms, credit quality, interest rates, geographic location and value of loan collateral, which represent the predominant risk characteristics that would affect prepayments and default rates.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

GENERAL

   The Company reported a net loss for the year ended December 31, 2000 of $49.4 million, or $3.10 per share, compared to net income of $4.7 million, or $0.30 per share, for the year ended December 31, 1999. Excluding certain non-recurring items, the Company would have reported net loss of $0.4 million, or $0.02 per share, for the year ended December 31, 2000. These non-recurring items related to (1) the write-down of the Company's capitalized mortgage servicing rights based upon the Company's realization, in connection with the bidding process that led to the subservicing agreement with Ocwen, that it could not sell its existing loan servicing portfolio for a premium, (2) a reduction in the carrying value of a portion of the Company's residual certificates related to an increase in the discount rate of such certificates included in the Company's NIM Transaction, (3) the write-down of the Company's goodwill relating to the 1997 purchase of Fidelity Mortgage, (4) costs associated with the Company's NIM transaction in November 2000, (5) restructuring and debt modification charges, and (6) non-recurring income associated with the sale of one of the Company's domain names. Excluding a one-time charge relating to the Company's settlement with the NYSBD and the NYOAG, the Company's net income for the year ended December 31, 1999, would have been $12.0 million, or $0.77 per share. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues decreased $35.8 million, or 23%, to $119.0 million for the year ended December 31, 2000, from $154.8 million for the comparable period in 1999. The decrease in revenue was primarily attributable to a decrease in the net gain on sale of mortgage loans and, to a lesser extent, servicing fees and origination fees. This decrease was partially offset by an increase in interest income.

   The Company originated and purchased $933 million of mortgage loans for the twelve months ended December 31, 2000, representing a 37% decrease from $1.47 billion of mortgage loans originated and purchased for the comparable period in 1999. The Company securitized $880 million in loans (and sold the related servicing rights on its 2000 second, third and fourth quarter securitizations, respectively) during the twelve months ended December 31, 2000, representing a 40% decrease from three securitizations and a loan sale through a conduit facility totaling $1.46 billion during the twelve months ended December 31, 1999. The Company also sold $58.3 million of loans on a whole loan servicing released basis for the twelve months December 31, 2000. The Company did not sell whole loans for the comparable period in 1999. Total loans serviced decreased 9% to $
3.31 billion at December 31, 2000 from $3.63 billion at December 31, 1999.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the interest-only and residual certificates retained by the Company in a securitization for each period and the market value of the interest-only certificates sold in connection with each securitization, (b) the fair value of capitalized mortgage servicing rights associated with loans securitized in each period and the market value of capitalized mortgage servicing rights sold in connection with each securitization, and (c) premiums earned on the sale of whole loans on a servicing-released basis, (2) less the (x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations, and (z) any hedge loss (gain) associated with a particular securitization.

   Net gain on sale of mortgage loans decreased $31.1 million, or 40%, to $47.6 million for the twelve months ended December 31, 2000, from $78.7 million for the comparable period in 1999. This decrease was primarily due to (i) a 40% decrease in the amount of loans securitized or sold, (ii) a revision to the Company's loan loss reserve assumption in the fourth quarter of 1999 (see "-Fair Value Adjustment") and (iii) a revision to the Company's annual discount rate in the fourth quarter of 2000 (see "-Fair Value Adjustment"). The decrease was partially offset by (i) a higher gross excess spread expected to be earned over the life of the loans as calculated by the weighted average coupon on the pool of mortgage loans securitized less the total cost of funds on the securitization, (ii) the Company not executing a securitization in the third quarter of 1999 and instead opting to sell its loan production into a conduit facility, where the net gain on sale was lower than if the Company would have sold its loans through securitization and (iii) lower aggregate premiums paid to acquire loans, resulting from both a decrease in amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents. The Company also lowered its prepayment speed assumptions in the third quarter of 2000, while at the same time increased its loss reserve initially established for both fixed and adjustable-rate loans sold to the securitizations trusts (see "Fair Value Adjustment"). The changes largely offset each other and, therefore, did not materially affect net gain on sale of mortgage loans. The weighted average net gain on sale ratio was 5.9% for the year ended December 31, 2000 compared to 5.4% for the comparable period in 1999.

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

    Interest income increased $1.3 million, or 4%, to $32.3 million for the twelve months ended December 31, 2000, from $31.0 million for the comparable period in 1999. The increase was primarily due to the Company utilizing a mortgage loan conduit (special purpose vehicle) prior to securitization in 1999
- - in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses that it did not use at all in 2000.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights (see "--Certain Accounting Considerations"), and (2) prepaid interest shortfalls.

   Servicing fees decreased $2.1 million, or 13%, to $14.2 million for the twelve months ended December 31, 2000, from $16.3 million for the comparable period in 1999. The decrease in servicing income is primarily due to (i) lower ancillary fees collected (primarily prepayment penalties as mortgage loan prepayments were comparably lower in 2000) and (ii) lower servicing fees collected due to a more seasoned (I.E., more delinquent) portfolio in 2000, due in part to the Company's sales of servicing rights on $590 million of newly originated or purchased mortgage loans securitized in 2000.

   ORIGINATION FEES AND OTHER INCOME. Origination fees represent fees earned on broker and retail originated loans and other income. Origination fees decreased $3.9 million, or 14%, to $24.9 million for the twelve months ended December 31, 2000, from $28.8 million for the comparable period in 1999. The decrease was primarily the result of a 32% decrease in broker originated loans and an 18% decrease in retail originated loans. This was partially offset by the sale of one of the Company's domain names in July 2000.

EXPENSES

   Total expenses increased by $34.5 million, or 23%, to $181.6 million for the twelve months ended December 31, 2000, from $147.1 million for the comparable period in 1999. This was primarily the result of (i) the complete write down of the Company's capitalized mortgage servicing rights of $38.2 million, (ii)
non-recurring charges related to the Corporate Restructuring and Debt Modification in the third quarter of 2000 of $6.7 million and $3.1 million, respectively, and (iii) a write-down of goodwill in the fourth quarter of 2000 of $1.8 million. This was partially offset by a decrease in general and administrative costs (primarily relating to the $12 million the Company expensed in the twelve months ended December 31, 1999, for the settlement entered into by the Company with the NYSBD, NYOAG and DOJ) and a decrease in personnel costs attributable to the Company's initiative to lower costs through its corporate restructuring in the third quarter of 2000 that included a workforce reduction.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs decreased by $8.6 million, or 13%, to $56.5 million for the twelve months ended December 31, 2000, from $65.1 million for the comparable period in 1999. The decrease was primarily the result of (i) a lower number of employees in 2000 compared to 1999 relating to the Company's restructuring in the third quarter of 2000 (see "- Corporate Restructuring and Debt Modification"), and (ii) due to a lower amount of commissions paid on a lower amount of originations in 2000 compared to 1999. As of December 31, 2000, the Company employed 851 full- and part-time employees, compared to 1,134 full- and part-time employees as of December 31, 1999.

   INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases, equipment financing and the Company's overall operations under the Senior Notes and the Company's credit facilities.

   Interest expense increased by $3.8 million, or 14%, to $30.4 million for the twelve months ended December 31, 2000 from $26.6 million for the comparable period in 1999. The increase was primarily attributable to the accounting for loans sold through a mortgage loan conduit prior to their securitization during the twelve months ended December 31, 1999, in which the Company earned and recorded the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. Typically, interest expense related to the Company's other warehouse financing and borrowings are recorded directly to interest expense. The Company did not utilize its mortgage loan conduit during the twelve months ended December 31, 2000. In addition, there was an increase in the cost of funds on the Company's credit facilities, which were tied to one-month LIBOR. The one-month LIBOR index increased to an average interest rate of 6.4% in the twelve months ended December 31, 2000, compared to an average interest rate of 5.2% for the comparable period in 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, goodwill amortization, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses decreased $10.2 million, or 18%, to $45.1 million for the twelve months ended December 31, 2000, from $55.3 million for the comparable period in 1999. The decrease was primarily the result of the $12 million settlement the Company expensed in the twelve months ended December 31, 1999, in connection with its settlement with the NYSBD, NYOAG and DOJ.

   RESTRUCTURING AND OTHER SPECIAL CHARGES. In the fourth quarter of 2000, the Company recorded a $38.2 million write-down of its capitalized mortgage servicing rights coupled with a $1.6 million write-down of other servicing receivable assets. In the third quarter of 2000, the Company recorded $3.1 million of debt modification charges primarily related to legal fees, and senior note holder's financial advisor fees associated with the Debt Modification and proposed Exchange Offering. Also, in the third quarter of 2000, the Company recorded $6.7 million of charges related to the restructuring of its operations. These charges
                                       30


primarily relate to employee severance associated with the layoffs, a reduction to goodwill and office equipment write-offs (see "-Corporate Restructuring and Debt Modification").

   INCOME TAXES. Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

The  Company  recorded a tax  benefit  of $13.2  million  for the  period  ended
December 31, 2000 and a tax provision of $3.1 million for the period ended December 31, 1999. Income taxes provided a 21.1% effective tax rate for the year ended December 31, 2000, compared to a 39.5% effective tax rate for the year ended December 31, 1999.

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

FINANCIAL CONDITION

DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

   Cash and interest-bearing deposits decreased $7.3 million, or 10%, to $62.3 million at December 31, 2000, from $69.6 million at December 31, 1999. The decrease was primarily the result of lower prepayments which caused a decrease in monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

   Accounts receivable decreased $10.4 million, or 32%, to $22.0 million at December 31, 2000, from $32.4 million at December 31, 1999. This decrease was primarily due to the sale of some of the Company's reimbursable servicing advance receivables, issued through a securitization in 2000. This was partially offset by an increase in reimbursable servicing advances made by the Company, acting as servicer on its securitizations.

   Loans held for sale, net, decreased $6.3 million, or 7%, to $82.7 million at December 31, 2000, from $89.0 million at December 31, 1999. This decrease was primarily due to the net difference between loan originations and loans sold or securitized during 2000.

   Accrued interest receivable decreased $52.9 million, or 84%, to $10.4 million at December 31, 2000, from $63.3 million at December 31, 1999. This decrease was primarily due to the sale of some of the Company's interest receivables (monthly delinquency advances), issued through two securitizations in the first two quarters of 2000. This was partially offset by an increase in reimbursable interest advances made by the Company, acting as servicer on its securitizations.

   Capitalized mortgage servicing rights decreased $45.9 million, or 100%, to $0.0 million at December 31, 2000. This decrease was due to the complete write off of the Company's mortgage servicing rights based upon the Company's realization, in connection with the bidding process that led to its subservicing agreement with Ocwen in January 2001, that it could not sell its existing seasoned loan servicing portfolio for a premium. By transferring servicing and, along with it, the responsibility for making delinquency and servicing advances, however, the Company expects to save approximately $5.5 million of annual capital charges, in addition to the significant cash outlays associated with making such advances.

   Interest-only and residual certificates decreased $7.8 million, or 3%, to $216.9 million at December 31, 2000, from $224.7 million at December 31, 1999. This decrease is primarily attributable the Company's valuation adjustment related to a reduction in the present value of the Company's residual certificates in the fourth quarter of 2000 due to a discount rate increase (i) to 13% from 12% (see -"Fair Value Adjustment") on all senior residuals (I.E., those not underlying the NIM Transaction) in the fourth quarter of 2000, and
(ii) with respect to the six residuals underlying the NIM Transaction issued in the fourth quarter 2000, to 18% from 12% in the third quarter of 2000. This was partially offset by the Company's receipt of residual certificates valued and recorded at $32.7 million from loans securitized during the twelve months ended December 31, 2000.

   Equipment, net , decreased $6.7 million, or 31%, to $15.0 million at December 31, 2000, from $21.7 million at December 31, 1999. This decrease is primarily attributable to the Company's write-down of its assets related to the previously announced restructuring of its operations.

   Prepaid and other assets increased $27.5 million, or 267%, to $37.8 million at December 31, 2000, from $10.3 million at December 31, 1999. This increase was primarily attributable to the Company's investment in new affiliate companies (qualified special purpose entities) in connection with the three securitization advance transactions issued in 2000. (See "-Liquidity and Capital Resources"). During 1999 the Company had goodwill of $4.8 million. The Company has written down its entire goodwill balance at December 31, 2000. The goodwill, which was entirely related to its purchase of Fidelity Mortgage Inc. in 1997, was primarily attributable to (1) the then-current management team (the "Key Employees"), and to a lesser extent (2) Fidelity Mortgage's near term prospects for significant loan origination growth. Management has determined that the write-down of goodwill is warranted as none of the Key Employees are currently employed at Fidelity Mortgage and the current origination level at Fidelity Mortgage is well below the expectations upon which the Company based its initial purchase price.

   The Company has a deferred tax asset, net, of $5.6 million at December 31, 2000, which was primarily attributable to the net operating losses incurred by the Company in 2000. The deferred tax asset was reduced by a valuation allowance established in 2000. The Company did not have a deferred tax asset at December 31, 1999.

   Warehouse financing and other borrowings decreased $20.4 million, or 19%, to $88.6 million at December 31, 2000, from $109.0 at December 31, 1999. This decrease was primarily attributable to the repayment in full of the Company's bank syndicate working capital line in June 2000.

   The aggregate principal balance of the Senior Notes, net of unamortized bond discount, totaled $149.6 million at December 31, 2000 compared to $149.5 million at December 31, 1999. The Senior Notes accrued interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1. (See -"Corporate Restructuring and Debt Modification" and Note 2 of the Notes to Consolidated Financial Statements).

   Accounts payable and accrued expenses decreased $10.2 million, or 23%, to $33.4 million at December 31, 2000 from $43.6 million at December 31, 1999. The decrease was primarily the result of the timing of various operating accruals and payables.

   Investor payable decreased $12.7 million, or 15%, to $69.5 million at December 31, 2000, from $82.2 million at December 31, 1999. The decrease was primarily the result of lower prepayments, which caused a decrease in the amount payable to investors. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

   The Company does not have a deferred tax liability at December 31, 2000, as the Company's net operating loss in 2000 offset its deferred tax liability, creating a deferred tax asset. The Company had a deferred tax liability of $10.4 million at December 31, 1999.

   Stockholders' equity decreased $49.4 million, or 34%, to $97.7 million at December 31, 2000 from $147.1 million at December 31, 1999. This decrease is due to net loss for the twelve-month period of $49.4 million.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has primarily operated on a negative cash flow basis in the past and anticipates that it will continue to have a negative operating cash flow for the foreseeable future due primarily to (1) the costs of maintaining its servicing operations until servicing is transferred to Ocwen, (2) the costs of its loan originations operations, which currently exceed the cash proceeds generated from (a) up front origination fees earned on closed loans and (b) the Company's selling loans through securitization or on a whole loan basis, and (3) lower projected aggregate cash inflows from the Company's retained interest-only and residual certificates.

   Cash inflows from the retained interest-only and residual certificates are projected to be lower because (i) the Company sold its right to receive a portion of the cash flows from several residual certificates in connection with its NIM Transaction, completed in the fourth quarter of 2000, for which it received an up-front cash purchase price, (ii) the Company pledged its right to receive a portion of the cash flows from several other residual certificates in connection with residual financing that the Company received in the first quarter of 2001, for which it also received up front cash proceeds, (iii) expected timing differences between the Company's retained interests in (A) older securitization trusts generating less cash flows per month per deal as the related mortgage pool pays down and (B) newer securitization trusts not yet cash flowing until initial reserve requirements are satisfied, and (iv) the Company agreeing to transfer the vast majority of its retained interest-only and residual certificates (currently securing the Senior Secured Notes) into a Liquidating Trust for the benefit of the Senior Secured Noteholders, in accordance with the exchange offer contemplated by the Second Debt Restructuring, in which the cash flows from such interest-only and residual certificates will be paid over to the Liquidating Trust commencing in July 2001. (See "-Debt and Restructuring Modification").

   The Company believes that its negative cash flow may be somewhat offset in future quarters by (a) the Company's continued concentration on its less cash-intensive broker and retail originations, (b) the transfer of servicing to Ocwen, which removes the Company's monthly delinquency and servicing advance obligations, (c) the proposed extinguishment of the Company's high yield debt if the Second Exchange Offer is successful and approximately $14 million of annual coupon interest payments upon consummation of the Second Exchange Offer, (d) its recent history of utilizing securitization structures that have allowed the Company to sell senior interest-only certificates and/or mortgage servicing rights for an up front cash purchase price, and (e) the continued strategy of selling whole loans for a an up-front cash purchase price. However, market conditions and various other factors identified below under "Risk Factors" could impact the Company's cash flows potentially resulting in a more significant negative cash flow.

   For the twelve months ended December 31, 2000, the Company had a cash deficit of $7.3 million compared to positive cash flow of $10.4 million for the comparable period in 1999. The decrease in cash flow was primarily attributable to (1) the monthly delinquency and servicing advances the Company is required to make as servicer for various securitization trusts, (2) a decrease in cash flows from the Company's retained interest-only and residual certificates, and (3) a reduction in cash received on the sale of interest-only certificates at the time of securitization. These interest and servicing advances are reimbursable to the Company as the borrowers repay their loan obligations over time. As such, the exact timing of these reimbursements cannot be predicted with certainty. In 2000, the Company completed three securitizations of interest (delinquency) and servicing advances (the "Advance Securitizations"), in which the Company sold its rights to reimbursement of its outstanding delinquency and servicing advances on specific REMIC securitizations for a cash purchase price. The Company used the cash proceeds from the Advance Securitizations to (1) repay a $25 million working capital sub-line of its bank syndicate warehouse facility that expired in June 2000, which was secured by the Company's monthly delinquency and servicing advances prior to the Advance Securitizations, and (2) finance operations, including the funding of new delinquency and servicing advances. Delta's subservicing agreement with Ocwen provides for Ocwen to purchase the delinquency and servicing advances that Delta has made in its capacity as servicer. In that regard, in March 2001, the Company sold its right to reimbursement for certain servicing advances to Ocwen, and used the proceeds of which to simultaneously repurchase the corresponding Advance Securitization. The Company expects to sell its remaining delinquency and servicing advance receivables to Ocwen, in accordance with the subservicing agreement; in connection with which the remaining two Advance Securitizations will be terminated.

   In August 2000, the Company announced a corporate restructuring and modification of its Senior Notes (see "-Corporate Restructuring and Debt Modification") to improve operating efficiencies and to address its negative cash flow. The corporate restructuring was aimed at reducing overhead and operating expenses. The debt modification enabled the company to monetize a portion of its Residual Assets.

   As part of its Debt Modification in August 2000, a negative pledge covenant in the Senior Notes Indenture that prevented the Company from encumbering or otherwise obtaining financing against any of its Residual Assets was modified. This modification enabled the Company to monetize a portion of its Residual Assets, first by obtaining approximately $17 million in residual financing in August 2000, secured by certain of the Company's residual certificates. Shortly thereafter, in November 2000, the Company sold a portion of its retained interest-only and residual certificates through a private placement NIM securitization. In the NIM Transaction, the Company sold six of its residual certificates to an owner trust that issued senior certificates to institutional investors for a cash purchase price, and a subordinated certificate retained by the Company (the "NIM Residual"). The net proceeds of the NIM Transaction, after expenses was used entirely to repay the $17 million of residual financing the Company borrowed in August 2000 and to create a $7.125 million cash escrow account to be used to pay the semi-annual interest payment due to the Senior Secured Noteholders in February 2001.

   As part of its Second Debt Restructuring, the Company obtained approximately $2.5 million of residual financing secured by certain of its residual certificates at the time of the signing of the Letter of Intent in February 2001. The Company received approximately an additional $7.1 million of residual financing secured by certain additional residual certificates following the consummation of the Consent Solicitation and the execution of the Third Supplemental Indenture in March 2001. Also in March 2001, the Company entered into a forward purchase agreement to sell five of its residual certificates in the second quarter of 2001 for a $15 million cash purchase price. The purchasers of these five residuals provided bridge financing, in the form of the residual financing described above, which currently represents approximately 64% of the cash purchase price. The proceeds from this residual financing and subsequent sale will be used by the Company for working capital. These residual certificates are being sold at a significant discount to the Company's book value for such certificates and, as such, the Company expects to record an approximately $27 million pre-tax non-cash charge in the first quarter of 2001.

   The Company's current primary cash requirements will be the funding of (1) loan originations pending their pooling and sale, (2) ongoing administrative and other operating expenses, and (3) its servicing operation until servicing is transferred to Ocwen.

   The Company must be able to sell its loans and obtain adequate credit facilities and other sources of funding in order to continue to originate and service loans. Historically, the Company has utilized various financing facilities and an equity financing to offset negative operating cash flows and support its loan originations, securitizations and general operating expenses. In July 1997, the Company completed an offering of the Senior Notes. A portion of the Senior Notes proceeds were used to pay down various financing facilities with the remainder used to fund the Company's loan originations and its ongoing securitization program. The Company's primary sources of liquidity continue to be warehouse, residual and other financing facilities, securitizations of mortgage loans and Residual Assets and, subject to market conditions, sales of whole loans, mortgage servicing rights, Residual Assets, and debt and equity securities.

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company had one warehouse facility as of December 31, 2000 for this purpose. The warehouse facility is a $200 million credit facility that has a variable rate of interest and expires in May 2001. There can be no assurance that the Company will be able to renew this warehouse facility at its maturity at terms satisfactory to the Company or at all. The Company is currently in the process of seeking additional warehouse lines of credit, but there can be no assurances that the Company will be successful in its attempt to secure an additional warehouse line of credit.

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

HEDGING

   The Company originates and purchases mortgage loans and then sells them through a combination of whole loan sales and securitizations. Between the time the Company originates the mortgage and sells it in the secondary market, the Company may hedge the risk of fluctuations in interest. The risk to the Company begins subsequent to originating or purchasing mortgage loans and prior to selling or securitizing such mortgage loans. Since the Company has a closed (and funded) mortgage loan at a specified interest rate with an expected gain at time of sale, the Company's exposure is to a higher interest rate environment due to market conditions. A higher interest rate market implies a higher cost of funds to the Company which decreases the net spread the Company would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result the Company may experience a lower gain on sale.

   The cost of funds is generally composed of two components, the Treasury rate with a similar duration and average life and the spread to Treasuries or profit margin required by the investors. Delta had previously used a "Treasury Rate Lock" to hedge its cost of funds exposure. However, in the third quarter of 1998 and again in the second quarter of 1999, asset-backed investors demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities, which resulted in a hedge loss that was not offset by a higher gain on sale, as the Company had historically seen. In response, beginning in the fourth quarter 2000, management implemented a new hedging strategy that involves selling 15-year FNMA mortgage securities ("FNMA Securities"), in lieu of treasury rate lock contracts. It did so based on its belief that FNMA Securities are more similarly correlated to its mortgage loans because both are considered "spread product" - the FNMA Securities incorporate both an underlying treasury rate with similar duration to the Company's mortgage loans plus a general spread meant to take into account additional risks such as early repayment or extension risk, etc. - that management believes make them more likely to respond similarly to a change in interest rates than AAA United States Treasury securities ("U.S. Treasuries"), which do not have a "spread" component. While neither of the above are perfect hedges, FNMA securities have demonstrated a closer correlation to the Company's cost of funds over the past few years, especially during periods of high interest rate volatility and market uncertainty. The nature and quantity of hedging transactions are determined by the Company based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into these hedging strategies through one of its warehouse lenders and/or one of the investment bankers, which underwrite the Company's securitizations. These strategies are designated as hedges in the Company's books and records and are closed out when the associated loans are sold.

   If the value of the hedges decrease, offsetting an increase in the value of the loans, the Company, upon settlement with its hedge counterparty, will pay the hedge loss in cash and then realize the corresponding increase in the value of the loans as part of its net gain on sale of mortgage loans through either its corresponding interest-only and residual certificates or whole loan premiums. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company, upon settlement with its hedge counterparty, will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in either the value of the corresponding interest-only and residual certificates or whole loan premiums.

   The Company will continue to review its hedging strategy in order to best mitigate risk pending securitization or loan sales.

   For the twelve months ended December 31, 2000 and 1999, the Company recorded a hedge loss of $2.1 million and a hedge gain of $3.3 million respectively, which largely offset a change in the value of mortgage loans being hedged, as part of its gain on sale of loans.

INFLATION

   Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk.")

IMPACT OF NEW ACCOUNTING STANDARDS

   For  discussion  regarding the impact of new accounting  standards,  refer to
Note 1 and Note 8 of Notes to the Consolidated Financial Statements.

RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

o The Company's ability or inability to consummate all facets of the Second Debt Restructuring, including without limitation, the Second Exchange Offer.

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

o The Company's ability or inability to continue monetizing its Residual Assets, including without limitation, selling, financing or securitizing (through NIM transactions) such assets.

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

o The Company's ability or inability to complete the all facets of the transfer of servicing to Ocwen within the necessary time frames and as cost efficient as possible.

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

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Delta Financial Corporation:

We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG LLP


Melville, New York
March 29, 2001

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999


(Dollars in thousands)                                                            2000             1999
- -------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and interest-bearing deposits.....................................      $   62,270           69,557
Accounts receivable....................................................          21,954           32,367
Loans held for sale, net...............................................          82,698           89,036
Accrued interest receivable............................................          10,388           63,309
Capitalized mortgage servicing rights..................................               -           45,927
Interest-only and residual certificates................................         216,907          224,659
Equipment, net.........................................................          15,034           21,721
Prepaid and other assets...............................................          37,846           10,259
Deferred tax asset, net................................................           5,600                -
- -------------------------------------------------------------------------------------------------------------------
       Total assets....................................................      $  452,697          556,835
- -------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable...........................................................      $      927            1,195
Warehouse financing and other borrowings...............................          88,632          109,019
Senior Notes...........................................................         149,571          149,474
Accounts payable and accrued expenses..................................          33,414           43,607
Investor payable.......................................................          69,489           82,204
Advance payment by borrowers for taxes and insurance...................          12,940           13,784
Deferred tax liability.................................................               -           10,411
- -------------------------------------------------------------------------------------------------------------------
       Total liabilities...............................................         354,973          409,694
- -------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Capital stock, $.01 par value. Authorized 49,000,000 shares;
   16,000,549 shares issued and 15,883,749 shares outstanding
   at December 31, 2000 and December 31, 1999..........................             160              160
Additional paid-in capital.............................................          99,472           99,472
Retained earnings (deficit)............................................            (590)          48,827
Treasury stock, at cost (116,800 shares)...............................          (1,318)          (1,318)
- -------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity......................................          97,724          147,141
- -------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity......................      $  452,697          556,835
- -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2000, 1999 and 1998


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                    2000             1999            1998
- -------------------------------------------------------------------------------------------------------------------
REVENUES:
    Net gain on sale of mortgage loans................       $   47,550          78,663           91,380
    Interest..........................................           32,287          31,041           12,458
    Servicing fees....................................           14,190          16,341           10,464
    Origination fees and other income.................           24,944          28,774           25,273
- -------------------------------------------------------------------------------------------------------------------
       Total revenues.................................          118,971         154,819          139,575
- -------------------------------------------------------------------------------------------------------------------
EXPENSES:
    Payroll and related costs.........................           56,525          65,116           56,709
    Interest expense..................................           30,386          26,656           30,019
    General and administrative........................           45,066          55,318           34,351
    Restructuring and other special charges...........           49,619               -                -
- -------------------------------------------------------------------------------------------------------------------
       Total expenses.................................          181,596         147,090          121,079
- -------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax expense (benefit).....          (62,625)          7,729           18,496
Provision for income tax expense (benefit)............          (13,208)          3,053            7,168
- -------------------------------------------------------------------------------------------------------------------
       Net income (loss)..............................      $   (49,417)          4,676           11,328
- -------------------------------------------------------------------------------------------------------------------




PER SHARE DATA:
    Earnings (loss) per common share - basic and diluted    $     (3.10)          0.30             0.74

    Weighted average number of shares outstanding.....       15,920,869     15,511,214       15,382,161
                                                             ----------     ----------       ----------
- -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2000, 1999 and 1998

                                                             Additional
                                                               Paid-in       Retained      Treasury
(DOLLARS IN THOUSANDS)                        Capital Stock    Capital       Earnings        Stock          Total
- -------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997................        154         93,476        32,823           --          126,453
Issuance of common stock related to
         Fidelity Mortgage..................          1          1,199            --           --            1,200
Purchase of Treasury Stock (116,800 shares).         --             --            --       (1,318)          (1,318)
Proceeds from exercise of stock options.....         --             25            --           --               25
Net income..................................         --             --        11,328           --           11,328
- -------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998................        155         94,700        44,151       (1,318)         137,688
Issuance of common stock related to
 Legal Settlement...........................          5          4,772            --           --            4,777
Net income..................................         --             --         4,676           --            4,676
- -------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999................   $    160         99,472        48,827       (1,318)         147,141
Net loss....................................         --             --       (49,417)          --          (49,417)
- -------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000................   $    160         99,472          (590)      (1,318)          97,724
- -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS OF CASH FLOWS
Years ended  December 31, 2000,  1999 and 1998


(DOLLARS IN THOUSANDS)                                                  2000           1999          1998
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)......................................          $ (49,417)         4,676         11,328
   Adjustments to reconcile net income (loss) to net cash used in
      Operating activities:
      Provision for loan and recourse losses...............               670            100            750
      Depreciation and amortization........................            12,912          5,841          4,386
      Issuance of common stock related to legal settlement.                --          4,777             --
      Deferred tax benefit.................................           (16,011)        (8,437)        (6,064)
      Capitalized mortgage servicing rights, net
        of amortization....................................            45,927        (12,437)       (10,628)
      Deferred origination costs ..........................               174            114          1,840
      Interest-only and residual certificates received in
        securitization transactions, net...................             7,752        (20,856)       (35,994)
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net......            10,413         (9,818)         5,755
      Decrease (increase) in loans held for sale, net......             6,159         (2,010)        (9,793)
      Decrease (increase) in accrued interest receivable...            52,921        (16,412)       (17,299)
      (Increase) decrease in prepaid and other assets......           (33,071)           411            385
      (Decrease) increase in accounts payable
       and accrued expenses................................           (10,205)        22,571          7,648
      (Decrease) increase in investor payable..............           (12,715)        18,414         22,938
      (Decrease) increase in advance payment by borrowers
        for taxes and insurance............................              (844)         4,225          3,809
- -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities.....            14,665         (8,841)       (20,939)
- -------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
      Purchase of equipment................................            (1,297)        (9,330)        (8,982)
- -------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities...................            (1,297)        (9,330)        (8,982)
- -------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   (Repayment of) proceeds from warehouse
      financing and other borrowings, net..................           (20,387)        28,746         52,040
      Decrease in bank payable, net........................              (268)          (201)          (826)
   Proceeds from exercise of stock options.................                --             --             25
   Purchase of treasury stock..............................                --             --         (1,318)
- -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities.....           (20,655)        28,545         49,921
- -------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and interest-bearing deposits       (7,287)        10,374         20,000
Cash and interest-bearing deposits at beginning of year....            69,557         59,183         39,183
- -------------------------------------------------------------------------------------------------------------------
Cash and interest-bearing deposits at end of year.........        $    62,270         69,557         59,183
- -------------------------------------------------------------------------------------------------------------------

Supplemental Information:
Cash paid during the year for:
   Interest ...............................................       $    29,974         24,085         29,576
   Income taxes ...........................................             2,010         11,489          7,241
- -------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999, AND 1998

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

(C) USE OF ESTIMATES
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(D) LOAN ORIGINATION FEES AND COSTS
   Loan origination fees received net of direct costs of originating or acquiring mortgage loans, are recorded as adjustments to the initial investment in the loan. Such fees are deferred until the loans are securitized or sold.

(E) LOANS HELD FOR SALE, NET
   Loans held for sale are accounted for at the lower of cost or estimated market value, determined on a net aggregate basis. Cost includes unamortized loan origination fees and costs. Net unrealized losses are provided for in a valuation allowance created through a charge to operations. Losses are recognized when the market value is less than cost.

(F) SECURITIZATION AND SALE OF MORTGAGE LOANS
   The Company sells loans to a loan securitization trust and receives the excess value of the loans' economic interests in exchange for (i) the difference between the interest payments due on the loans sold to the trust and the interest payments due, at the pass-through rates, to the holders of the pass-through certificates, less the Company's contractual servicing fee and other costs and expenses of administering the trust, represented by interest-only and residual certificates, and (ii) the right to service the loans on behalf of the trust and earn a contractual servicing fee, as well as other ancillary servicing related fees directly from the borrowers on the underlying loans.

   Upon the securitization of a pool of loans, the Company recognizes as origination fees any then unamortized origination fees which had initially been recorded as adjustments to the Company's investment in the loans, and additionally allocates portions of the remaining investment in the loans sold to each of (i) the servicing rights retained by the Company and (ii) the interest-only and residual certificates received from the trust. The retained servicing rights and interest-only and residual certificates are initially recorded based upon their fair value, which is estimated based on the stated terms of the transferred loans adjusted for estimates of future prepayments or defaults among those loans. The Company recognizes a gain equal to the difference between the investment in the loans remaining after this allocation and the cash payment received from the trust.

(G) CAPITALIZED MORTGAGE SERVICING RIGHTS
   The Company recognizes as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The Company assesses the capitalized mortgage servicing rights for impairment. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income.

(H) INTEREST-ONLY AND RESIDUAL CERTIFICATES
   The interest-only and residual certificates, received by the Company upon the securitization of a pool of loans to the securitization trust, are accounted for as trading securities. The amount initially allocated to the interest-only and residual certificates at the date of a securitization reflects the fair value of those interests. The amount recorded for the certificates is reduced for distributions thereon which the Company receives from the related trust, and is adjusted for the subsequent changes in the fair value of these certificates which are reflected on the statement of income. The fair value of interest-only and residual certificates is determined using the same prepayment and default estimates utilized in valuing servicing rights, together with the consideration of the geographic location and value of loan collateral, the value of which would affect the credit loss sustained by a trust upon the default of a loan. The Company has consistently applied the more conservative cash-out method in valuing the future cash flows of residual certificates.

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

(J) GOODWILL
   Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is being amortized on a straight-line basis over seven years. The Company evaluates goodwill periodically for impairment in response to changes in circumstances or events.

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

(N) INCOME TAXES
   Deferred tax assets and liabilities are recognized for the future tax effects of differences between the financial reporting and tax bases of assets and liabilities. These deferred taxes are measured by applying current enacted tax rates.

(O) EARNINGS PER SHARE
   Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

(Q) SEGMENT REPORTING
   The Company operates as one reporting segment, as such, the segment disclosure requirements, are not applicable to the Company.

(R) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for securitizations and other transfers of assets. The Standard is based on the application of a financial components approach that focuses on control, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Standard requires disclosure of information about securitized assets, including principal outstanding of securitized and other managed assets, accounting policies, key assumptions related to the determination of the fair value of retained interests, delinquencies and credit losses. The accounting requirements of the Standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31,
2001, and must be applied prospectively. The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, and comparative disclosures for prior periods are not required. The Company has provided the required disclosures as of December 31, 2000 in Note 7 of the "Notes to Consolidated Financial Statements" and does not expect the impact of the accounting requirements of the Standard to be material to its financial position or results of operations in future periods.

(2) SUMMARY OF REGULATORY SETTLEMENTS

   In September 1999, the Company settled allegations by the New York State Banking Department ("NYSBD") and a lawsuit by the New York State Office of the Attorney General ("NYOAG") alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and created a fund financed by the grant of 525,000 shares of Delta Financial's common stock, the proceeds of which will be used, for among other things, to pay borrowers and for a variety of consumer educational and counseling programs.

   In March 2000, the Company finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Development, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment by Delta.

(3) RESTRUCTURING CHARGE

   In August 2000, Delta announced a corporate restructuring in its continuing efforts to improve operating efficiencies and to address its negative cash flow from operations. During the third quarter of 2000, the Company recorded a $6.7 million pre-tax charge related to this restructuring, which is included in restructuring and other special charges in the consolidated statements of operations. This charge primarily relates to employee severance associated with layoffs, a reduction to goodwill and office equipment write-offs.

   The following table sets forth the components of the Company's restructuring charge (in thousands):



      Write down of fixed assets                       $2,394
      Goodwill impairment                               2,106
      Write down of lease obligations                   1,521
      Employment termination payments                     656
                                                      --------
      Total provision charged to income                $6,677
                                                      --------

   The Company has a remaining unpaid accrued restructuring charge balance at December 31, 2000 of $1.3 million that is comprise primarily of unpaid lease obligations and other miscellaneous fees.

(4) LOANS HELD FOR SALE, NET

   The Company's inventory consists of first and second mortgages which had a weighted average interest rate of 11.4% at December 31, 2000. These mortgages are being held, at the lower of cost or estimated market value, for future sale. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

   Included in loans held for sale are deferred origination fees and purchase premiums in the amount of $1.4 million and $1.5 million at December 31, 2000 and 1999, respectively. The Company did not have a market valuation allowance at December 31, 2000. The Company had a market valuation allowance of $0.6 million at December 31, 1999. Mortgages are payable in monthly installments of principal and interest and have terms varying from five to thirty years.

 (5) ACCOUNTS RECEIVABLE

   Accounts receivable as of December 31, consist of the following:


(DOLLARS IN THOUSANDS)                       2000                1999
- ------------------------------------------------------------------------------
Securitization servicing advances         $ 14,329              25,994
Prepaid insurance premiums                   2,047               1,868
Current tax assets                             572                 846
Other                                        5,006               3,659
- ------------------------------------------------------------------------------
Total accounts receivable                 $ 21,954              32,367
- ------------------------------------------------------------------------------


(6) CAPITALIZED MORTGAGE SERVICING RIGHTS

   The Company recognizes rights to service mortgage loans as separate assets. The total cost of mortgage loans sold or securitized is allocated between the loans and the servicing rights based upon the relative fair values of each. Purchased Mortgage Servicing Rights ("MSRs") are initially recorded at cost. All MSRs are subsequently carried at the lower of the initial carrying value, adjusted for amortization and deferred hedge gains/losses, or fair value. Fair values are estimated based on market prices for similar MSRs and on the discounted anticipated future net cash flows considering market loan prepayment predictions, interest rates, servicing costs and other economic factors. For purposes of impairment evaluation and measurement, the Company stratifies MSRs based on predominant risk characteristics of the underlying loans, including loan type, amortization type (fixed or adjustable) and note rate. To the extent that the carrying value of MSRs exceeds fair value by individual stratum, a valuation reserve is established, which is adjusted in the future as the value of MSRs increases or decreases. The cost of MSRs is amortized in proportion to, and over the period of, estimated net servicing income.

   The Company recognized a $38.2 million write-down, which represents the entire carrying value of its MSR at December 31, 2000. In December 2000, the Company entered into discussions with three third-party sub-prime servicers to either purchase or sub-service the Company's entire $3.31 billion servicing portfolio. Based upon the seasoning of the Company's loan portfolio, the high costs associated with monthly and servicing advances necessary to maintain a seasoned loan portfolio, and the nominal amount of ancillary service fee income, the three servicers' bids for the portfolio all approximated par, meaning that none of the bidders believed a purchase premium was justified. Following three consecutive quarters of selling its mortgage servicing rights on newly issued securitizations (beginning in the second quarter of 2000) for a cash premium, the Company was left with a more seasoned, and therefore more costly, servicing portfolio requiring significant cash outlays for monthly delinquency and servicing advances, which adversely impacted the overall value of the remaining loan portfolio. Therefore, management felt this write-down was necessary to reflect the current market price it would have received at December 31, 2000 for its servicing portfolio. Prior to soliciting bids in December 2000, management believed that the carrying value of its MSR was validated as the cash purchase price (premium) the Company received from selling the servicing rights associated with its securitizations in June 2000 and September 2000 exceeded the carrying value of the MSR stated as a percentage of the Company's entire loan servicing portfolio. However, these specific pools were less seasoned, with lower amounts of monthly and servicing advance obligations, and generated higher ancillary service fee income.

   The activity related to the Company's capitalized mortgage servicing rights for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)                  2000           1999            1998
- ------------------------------------------------------------------------------
Balance, beginning of year            $45,927         33,490          22,862
Additions                              11,611         20,542          19,833
Amortization and FV adjustments        (8,916)        (8,105)         (9,205)
Sales                                 (10,385)            -               -
Writedown                             (38,237)            -               -
- ------------------------------------------------------------------------------
Balance, end of year                  $     0         45,927          33,490
- ------------------------------------------------------------------------------

   The writedown of $38.2 million is included in restructuring and other special charges, in the consolidated statements of operations.

(7) INTEREST-ONLY AND RESIDUAL CERTIFICATES

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

   The Company's underlying assumptions used in determining the fair value of its interest-only and residual certificates are as follows:

   (a)Prepayment rate assumptions are based upon the Company's on-going analysis of industry and Company pool trends, the most recent adjustments to these assumptions were made in the third quarter of 2000 and the fourth quarter of 1999. The following table shows the changes to the prepayment assumptions at each of these dates and the assumptions used prior to the 1999 fourth quarter change:

                                       49

- -------------------------------- -------------------------------------- --------------------------------------
                                            Month One Speed                         Peak Speed *
- -------------------------------- ----------- ------------- ------------ ------------ ------------- -----------
Loan Type                           9/30/00      12/31/99        Prior      9/30/00      12/31/99       Prior
- -------------------------------- ----------- ------------- ------------ ------------ ------------- -----------
Fixed Rate Loans                       4.0%          4.0%         4.8%          23%           31%         31%
- -------------------------------- ----------- ------------- ------------ ------------ ------------- -----------
Six-Mo. LIBOR ARMS                    10.0%         10.0%        10.0%          50%           50%         50%
- -------------------------------- ----------- ------------- ------------ ------------ ------------- -----------
Hybrid ARMS                            4.0%          4.0%         6.0%          50%           50%         50%
- -------------------------------- ----------- ------------- ------------ ------------ ------------- -----------

* Since the second quarter of 1998,  the Company has utilized a "vector"  curve,
  instead  of  a  "ramp"  curve,   which  the  Company  believes  will  be  more
  representative of future loan prepayment experience.

   (b)A default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts of 3.50% of the amount initially securitized at December 31, 2000 compared to 3.10% at December 31, 1999 and 2.00% at December 31, 1998; and

   (c)Under the "cash-out" method, an annual discount rate of 13.0% was used in determining the present value of cash flows from residual certificates, which represent the predominant form of retained interest, at December 31, 2000, up from 12% prior thereto. An annual discount rate of 18% is used during the duration of the Net Interest Margin ("NIM") transaction on a portion of the Company's residual certificates.

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

   In the third and fourth quarters of 2000, the Company changed the discount rate it uses in determining the present value of cash flows from residual certificates, as follows:

      a. In the third quarter of 2000, the Company increased the discount rate its uses on those residual certificates included in the NIM Transaction to 18% (from 12%) and recorded an $8.8 million valuation adjustment. This adjustment reflects a reduction in the present value of those residual certificates sold in connection with the Company's NIM transaction completed in the fourth quarter of 2000. The Company increased the discount rate on these residual certificates, during the period that the senior NIM securities will be outstanding, to account for the potentially higher risk associated with the residual cash flows the Company will retain from a certificated interest in the NIM trust, which is subordinated to the senior security sold in the NIM transaction.

      b. In the fourth quarter of 2000, the Company raised the annual discount rate it uses in determining the present value of cash flows from "senior" residual certificates (I.E., those residuals that are not subject to a NIM Transaction) to 13% from 12%, and recorded a $7.1 million valuation adjustment. This adjustment reflects what management believes is an increase in volatility concerning the other underlying assumptions used in estimating expected future cash flows due to greater uncertainty surrounding current and future market conditions, including without limitation, inflation, recession, home prices, interest rates and equity markets.

   For 2000, the Company recorded a non-cash increase of $9.6 million to its interest income for its interest only and residual certificates, due to the decrease in one-month LIBOR. Some of the Company's interest-only and residual certificates are backed by floating rate securities, which are susceptible to interest rate risk (positive or negative) associated with a movement in short-term interest rates.

   The activity related to the Company's interest-only and residual certificates for the years ended December 31, is as follows:


(DOLLARS IN THOUSANDS)                 2000           1999         1998
- ------------------------------------------------------------------------------
Balance, beginning of year          $224,659        203,803      167,809
Additions                             32,716         48,356       85,092
Cash remittances, accretion
    of discount and FV
    adjustments, net                 (40,468)       (27,500)    (49,098)
- ------------------------------------------------------------------------------
Balance, end of year               $ 216,907        224,659      203,803
- ------------------------------------------------------------------------------


   At December 31, 2000, key economic assumptions and the sensitivity of the current estimated fair value of retained interests caused by immediate 10% and 20% adverse changes in those assumptions are as follows:

(DOLLARS IN MILLIONS)

Carrying amount of retained interests                 $216,907
PREPAYMENT SPEED (ANNUAL RATE)
Impact of 10% change                                  $ 22,588
Impact of 20% change                                    40,668
EXPECTED CREDIT LOSSES (ANNUAL RATE)
Impact of 10% change                                  $ 12,557
Impact of 20% change                                    24,272
DISCOUNT RATE (ANNUAL)
Impact of 10% change                                  $ 21,505
Impact of 20% change                                    26,060

   These sensitivities are hypothetical and are presented for illustrative purposes only. Changes in carrying amount based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in carrying amount may not be linear. The changes in assumptions presented in the above table were calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. For example, changes in market interest rates may simultaneously impact repayment speed, credit losses and the discount rate.

(8) HEDGING TRANSACTIONS

   The Company regularly securitizes and sells fixed-rate mortgage loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale through the use of treasury lock contracts which function similar to a short-sale of US Treasury securities and/or FNMA mortgage securities. The Company accounts for these contracts as hedges of specific loans held for sale. The gain or loss derived from these contracts is deferred and recognized as an adjustment to the carrying amounts of the loans for which the contracts were interest rate hedges.

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The Standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged.

   As of December 31, 2000, 1999 and 1998, the Company did not have open hedge positions. The Company included a loss of $2.1 million, a gain of $3.3 million and a loss of $10.2 million on its hedges as part of gains on sale of loans in 2000, 1999 and 1998, respectively.

(9) WAREHOUSE FINANCING AND OTHER BORROWINGS

   The Company has one warehouse credit facility for an amount of $200.0 million as of December 31, 2000. This line is collateralized by specific mortgage receivables, which are equal to or greater than the outstanding balances under the line at any point in time.

   The following table summarizes certain information regarding warehouse financing and other borrowings at December 31:

(DOLLARS IN MILLIONS)
                                  Facility                                 Balance                   Expiration
Facility Description               Amount            Rate              2000       1999                  Date
- -------------------------------------------------------------------------------------------------------------------
Warehouse line of credit           $200.0          Libor + 1.00%       $ 74.9    $   --                   May 2001
Warehouse line of credit              n/a          Libor + 1.00%           --      42.9                   April 2000
Warehouse line of credit              n/a      Fed Funds + 1.075%          --      51.8                   June 2000
Term loan                             n/a             8.15%               0.3       0.2                   June 2001
Capital leases                        n/a         6.63% - 10.25%         11.4      14.1         Oct 2000 - Nov 2004
Other Borrowings                      n/a          7.00% - 8.00%          2.0        --                         --
- -------------------------------------------------------------------------------------------------------------------
Balance at December 31,            $200.0                               $88.6    $109.0
- -------------------------------------------------------------------------------------------------------------------

(10) SENIOR NOTES

   The Company's outstanding 9.5% Senior Notes due 2004 (the "Senior Notes") totaled $149.6 million at December 31, 2000, and $149.5 million at December 31, 1999, net of unamortized bond discount. The Senior Notes bear interest at a rate of 9.5% per annum, payable semi-annually commencing on February 1, 1998. The Senior Notes were issued on July 23, 1997, and mature on August 1, 2004 when all outstanding principal is due.

   Costs incurred with the issuance of the notes, in the amount of $4.8 million, have been deferred and are being amortized over a seven-year term using a method that approximates level-yield. The unamortized debt issuance cost was $2.9 million at December 31, 2000 and $3.5 million at December 31, 1999.

   In August 2000, the Company announced an agreement to modify the Senior Notes (the "Debt Modification"). With the consent of greater than fifty percent of its Senior Noteholders, a negative pledge covenant in the Senior Notes Indenture was modified. The covenant had previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certificates. In consideration for the Senior Noteholders' consent, the Company agreed, through an exchange offer (the "Exchange Offer"), to offer current Senior Noteholders the option to exchange their then existing Senior Notes for
(a) new senior secured notes (the "Senior Secured Notes") and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Senior Secured Notes have the same coupon, face amount and maturity date as the Senior Notes and are secured by at least $165 million of the Company's Residual Assets. The Exchange Offer was consummated in December 2000, with holders of more than $148 million of Senior Notes tendering their notes in the exchange.

   In February 2001, the Company entered into a letter of intent with the beneficial holders of over fifty percent of its Senior Secured Notes to restructure, and ultimately extinguish, the Senior Secured Notes (the "Second Debt Restructuring"). In March 2001, the Company obtained the formal consent of these holders of the Senior Secured Notes through a Consent Solicitation that modified certain provisions of the Senior Secured Notes Indenture to, among other things, allow for the release of two residual certificates currently securing the Senior Secured Notes. In consideration for the Noteholders' consent, the Company has agreed to offer the Senior Secured Noteholders the option to exchange their existing Notes (the "Second Exchange Offer") for new securities that will evidence a commensurate interest in a Liquidating Trust (to be formed in connection with the Second Exchange Offer), into which residual certificates currently securing the Company's obligations under the Senior
Secured Notes (totaling  approximately  $150 million) will be  transferred.  The
Second Debt Restructuring will also provide for, among other things, the following:

      (a)The Liquidating Trust will receive $15 million of newly issued preferred stock bearing a 10% dividend payable semi-annually (with the first three dividends payable in kind). Delta may redeem the preferred stock at its liquidation preference plus accrued dividends at any time prior to its conversion (which can occur only once five dividends have not been paid in cash).

      (b)The Company will receive all cash flows from the residual certificates transferred into the Liquidating Trust through and including the June 2001 distributions. Thereafter, the Company will earn a management fee in return for its oversight and its efforts to maximize the value of the Residual Assets in the Liquidating Trust, and for absorbing certain costs and fees on behalf of the Liquidating Trust.

      (c)The Company monetizing the two residual certificates together with other residual certificates owned by the Company but not securing the Senior Secured Notes, to provide additional working capital.

   In March 2001, in connection with the Second Debt Restructuring, the Company entered into a forward purchase agreement to sell five of its residual certificates in the second quarter of 2001 for a $15 million cash purchase price. The purchasers of these five residuals have provided bridge financing, in the form of residual financing, of approximately $9.6 million. The remainder of the purchase price will be paid to the Company upon the transfer of servicing to Ocwen. The proceeds from the residual financing and subsequent sale will be used by the Company for working capital. These residual certificates are being sold at a significant discount to the Company's book value for such certificates and, as such, the Company expects to record an approximately $27 million pre-tax non-cash charge in the first quarter of 2001.

(11) BANK PAYABLE

   In order to maximize its cash management practices, the Company has instituted a procedure whereby checks written against its operating account are covered as they are presented to the bank for payment, either by drawing down its lines of credit or from subsequent deposits of operating cash. Bank payable represents the checks outstanding at December 31, 2000 and 1999, to be paid in this manner.

(12) INVESTOR PAYABLE

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

   The Company sponsors a 401(k) Retirement Savings Plan. Substantially all employees of the Company who are at least 21 years old are eligible to participate in the plan after completing one year of service. Contributions are made from employees' elected salary deferrals. The Company elected to make discretionary contributions to the Plan of $0.7 million, $0.8 million and $0.5 million for 2000, 1999 and 1998, respectively.

(14) COMMITMENTS AND CONTINGENCIES

   The Company has repurchase agreements with certain of the institutions that have purchased mortgages. Currently, some of the agreements provide for the repurchase by the Company of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, the Company will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans, which were sold with recourse, is $6.2 million at December 31, 2000 and $8.1 million at December 31, 1999.

   Included in accounts payable and accrued expenses is an allowance for recourse losses of $1.5 million and 1.4 million at December 31, 2000 and December 31, 1999, respectively. The Company recognized, as a charge to operations, a provision for recourse losses of $11,600, $70,000 and $720,000 for the years 2000, 1999 and 1998, respectively. Additions to the allowance for loan losses are provided by charges to income based upon various factors, which, in management's judgment, deserve current recognition in estimating probable losses. The loss factors are determined by management based upon an evaluation of historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

   The Company's rental expense, net of sublease income, for the years ended December 31, 2000, 1999 and 1998 amounted to $7.0 million, $6.4 million and $5.4 million, respectively.

   Minimum future rentals under non-cancelable operating leases as of December 31, 2000 are as follows:

(DOLLARS IN THOUSANDS)
- ------------------------------------------------------------------------------
              Year                               Amount
- ------------------------------------------------------------------------------
              2001                             $  4,713
              2002                                3,556
              2003                                2,663
              2004                                2,330
              2005                                2,137
           Thereafter                             5,080
- ------------------------------------------------------------------------------
              Total                            $ 20,479
- ------------------------------------------------------------------------------

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

   The following table summarizes certain information regarding the Plan at December 31:

                                         2000                        1999                      1998
- -------------------------------------------------------------------------------------------------------------------
                               Number       Wtd-Avg         Number      Wtd-Avg        Number      Wtd-Avg
                               of           Exercise        of          Exercise       of          Exercise
                               Shares       Price           Shares      Price          Shares      Price
- -------------------------------------------------------------------------------------------------------------------
Balance, beginning of year      1,148,050   $12.44           795,060    $16.96         848,760      $17.01
Options granted                    20,000     2.00           495,350      5.84          77,000       17.35
Options exercised                      -        -                 -          -           1,500       16.50
Options canceled                  175,350    11.57           142,360     14.75         129,200       17.54
- -------------------------------------------------------------------------------------------------------------------
Balance at end of year            992,700   $12.38         1,148,050    $12.44         795,060      $16.96
- -------------------------------------------------------------------------------------------------------------------
Options exercisable               514,120   $15.18           335,400    $16.76         242,862      $16.77
- -------------------------------------------------------------------------------------------------------------------

   The Company applies APB Opinion No. 25, and related Interpretations in accounting for the Plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date.
Accordingly, no compensation cost has been recognized for the years ended December 31, 2000, 1999 and 1998.

   Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income (loss) would have been $(49.4) million, $4.5 million and $10.8 for 2000, 1999 and 1998, respectively. Earnings (loss) per share for 2000, 1999 and 1998 would have been ($3.10), $0.29 and $0.71, respectively.

   The weighted-average fair value of options granted during 2000, 1999 and 1998 was $0.34, $3.86 and $9.14, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 2000, 1999 and 1998 grants:

                                                             2000               1999               1998
- -------------------------------------------------------------------------------------------------------------------
Dividend yield                                                  0%                0%                 0%
Expected volatility                                           145%               78%                55%
Risk-free interest rate                                      6.14%             4.54%              4.54%
Expected life                                              5 years           5 years            5 years

 (16) INCOME TAXES

   The (benefit) provision for income taxes for the years ended December 31, 2000, 1999 and 1998 is as follows:


(DOLLARS IN THOUSANDS)                                       2000              1999             1998
- -------------------------------------------------------------------------------------------------------------------
Current:     Federal                                  $     2,203              9,777           11,291
             State                                            600              1,713            1,941
- -------------------------------------------------------------------------------------------------------------------
Total current income taxes                            $     2,803             11,490           13,232
- -------------------------------------------------------------------------------------------------------------------

Deferred:    Federal                                  $   (19,860)            (7,172)          (4,586)
             State                                         (4,448)            (1,265)          (1,478)
             Valuation allowance                            8,297                 --               --
- -------------------------------------------------------------------------------------------------------------------
Total deferred income taxes                           $   (16,011)            (8,437)          (6,064)
- -------------------------------------------------------------------------------------------------------------------
Total tax (benefit) provision                         $   (13,208)             3,053            7,168
- -------------------------------------------------------------------------------------------------------------------

   Significant components (temporary differences and carryforwards) that give rise to the Company's net deferred tax asset (liability) as of December 31, 2000 and 1999 were as follows:


DOLLARS IN THOUSANDS)
                                                                              2000              1999
                                                                              ----              ----
DEFERRED TAX ASSETS:
- -------------------------------------------------------------------------------------------------------------------
Book over tax basis in mortgage servicing asset                          $        --              125
Loss reserves                                                                  5,306            4,992
Federal and State net operating loss carryforwards                            25,318           21,873
- -------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                $    30,624           26,990
Less: Valuation allowance                                                      8,297               --
- -------------------------------------------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance                           $    22,327           26,990
- -------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES:
- -------------------------------------------------------------------------------------------------------------------
Capitalized cost of future servicing income                              $        --           17,911
Book/tax difference in interest-only and residual certificate
     carrying amount                                                          14,123           17,275
Tax over book depreciation                                                     2,055            1,612
Capitalized origination fees and related cost                                    549              603
- -------------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                           $    16,727           37,401
- -------------------------------------------------------------------------------------------------------------------

Net deferred tax assets (liabilities)                                    $     5,600          (10,411)
- -------------------------------------------------------------------------------------------------------------------

   The Company is required to recognize all or a portion of its gross deferred tax assets if it believes that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its gross deferred tax assets, net of the valuation allowance.

      A valuation allowance of $8.3 million was established in 2000 because the Company believes that it will have insufficient earnings in the immediate future to ensure realization of its entire gross deferred tax assets.

     As of December 31, 2000 Federal and State net operating loss carryforwards ("NOLs") totaled $63.2 million, with $1.9 million expiring in 2012 and $61.3 million expiring in various years from 2018 through 2020.

   A reconciliation of the statutory income tax rate to the effective income tax rate, as applied to income (loss) for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                            2000              1999             1998
- -------------------------------------------------------------------------------------------------------------------
Tax at statutory rate                                        35.0%             35.0%            35.0%
State & local taxes, net of Federal benefit                   4.0               1.1              1.7
Change in valuation allowance for deferred tax assets       (13.2)               --               --
Non-deductible expenses and other                            (4.7)              3.4              2.1
- -------------------------------------------------------------------------------------------------------------------
Total tax rate                                               21.1%             39.5%            38.8%
- -------------------------------------------------------------------------------------------------------------------

(17) EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

For the years ended December 31:

(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)                      2000              1999             1998
- -------------------------------------------------------------------------------------------------------------------
Net (loss) income                                      $   (49,417)            4,676           11,328
Weighted-average shares                                     15,921            15,511           15,382
Basic EPS                                              $     (3.10)             0.30             0.74
Weighted-average shares                                     15,921            15,511           15,382
Incremental shares-options                                       -                 1               23
- -------------------------------------------------------------------------------------------------------------------
                                                            15,921            15,512           15,405
Diluted EPS                                            $    (3.10)              0.30             0.74
- -------------------------------------------------------------------------------------------------------------------

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table is a summary of financial data by quarter for the years ended December 31, 2000 and 1999:

For the quarters ended

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              March 31,     June 30,    Sept. 30,      Dec. 31,
- -------------------------------------------------------------------------------------------------------------------
2000
  Revenues (a)((b)                                          $35,945       28,944       27,625        26,457
  Expenses (a)(b)                                            32,820       34,977       43,010        70,789
  Net income (loss) (a)(b)                                    1,826       (3,527)     (11,206)      (36,510)
  Earnings (loss) per common share-basic and diluted (a)(b)    0.11        (0.22)       (0.70)        (2.29)

1999
  Revenues                                                  $42,513       44,449       29,686        38,171
  Expenses (c)(d)                                            33,071       40,758       39,844        33,417
  Net income (loss) (c)(d)                                    5,744        2,215      (6,095)         2,812
  Earnings (loss) per common share-basic and diluted (c)(d)    0.37         0.14       (0.39)          0.18

                                       56

(a) The quarter ended September 30, 2000 includes $16.4 million non-recurring items, in connection with its corporate restructuring and a debt modification, NIM transaction and sale of a domain name.
(b) The quarter ended December 31, 2000 includes $45.7 million non-recurring items, in connection with the Company's write-down of MSRs, NIM transaction costs, write-down of goodwill and other servicing related receivables.
(c) The quarter ended June 30, 1999 includes a $6.0 million pre-tax charge, in connection with Delta's original agreement in principle with the NYOAG.
(d) The quarter ended September 30, 1999 includes the remaining $6.0 million of the $12.0 million pre-tax charge for the global settlement with NYSBD and the NYOAG.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                   PART III

ITEMS 10-13

   The Registrant incorporates by reference herein information in its proxy statement that complies with the information called for by Items 10-13 of Form 10-K. The proxy will be filed at a later date with the Commission.


                                   PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


   (a)(1) FINANCIAL STATEMENTS
                                                                                                    Page(s)
                                                                                                     ----
         The following  Consolidated  Financial  Statements  of Delta  Financial
             Corporation  and  Subsidiaries  are  included in Part II, Item 8 of this report
         Independent Auditors' Report...............................................................  40
         Consolidated Balance Sheets--December 31, 2000 and 1999....................................  41
         Consolidated Statements of Operations--Years ended December 31, 2000, 1999 and 1998........  42
         Consolidated Statement of Changes in Stockholders' Equity--Years ended
             December 31, 2000, 1999 and 1998.......................................................  43
         Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and
             1998...................................................................................  44
         Notes to Consolidated Financial Statements.................................................  45

   (a)(2) FINANCIAL STATEMENT SCHEDULES
         Exhibits 11.1 and 27  (See - Exhibit List)

   (a)(3) Exhibits:


 Exh.
  No.    Filed           Description
 ---     ----            --------
  3.1     (a)   --  Certificate of Incorporation of Delta Financial Corporation
  3.2     (f)   --  Second Amended Bylaws of Delta Financial Corporation
  4.1     (b)   --  Indenture dated July 23, 1997, between Delta Financial
                    Corporation,  its  subsidiary guarantors and The Bank of New
                    York, as Trustee
  4.2     (h)   --  First Supplemental Indenture dated August 1, 2000, between
                    Delta Financial Corporation, its subsidiary guarantors and
                    The Bank of New York, as Trustee
  4.3     (k)   --  Second Supplemental Indenture dated October 16, 2000,
                    between  Delta   Financial   Corporation,   its   subsidiary
                    guarantors and The Bank of New York, as Trustee
  4.4     (k)   --  Third Supplemental  Indenture dated November 20, 2000
                    between  Delta   Financial   Corporation,   its   subsidiary
                    guarantors and The Bank of New York, as Trustee
  4.5     (k)   --  Fourth Supplemental Indenture dated December 21, 2000
                    between  Delta   Financial   Corporation,   its   subsidiary
                    guarantors and The Bank of New York, as Trustee
  4.6     (i)   --  Indenture, dated  December  21, 2000, relating to the 9 1/2%
                    Senior Secured Notes due 2004 by and between Delta Financial
                    Corporation, its  subsidiary  guarantors and U.S. Bank Trust
                    National Association, as Trustee.
  4.7     (k)   --  First Supplemental Indenture dated January 11, 2001, between
                    Delta Financial Corporation,  its  subsidiary guarantors and
                    U.S. Bank Trust National Association, as Trustee
  4.8     (k)   --  Second Supplemental Indenture dated February 12, 2001, between Delta Financial Corporation, its subsidiary
                    guarantors and U.S. Bank Trust National Association, as
                    Trustee
  4.9     (j)   --  Third Supplemental Indenture  dated March  16, 2001, between
                    Delta Financial Corporation, its subsidiary guarantors and
                    U.S. Bank Trust National Association, as Trustee
 10.1     (a)   --  Employment Agreement dated October 1, 1996 between the
                    Registrant and Sidney A. Miller
 10.2     (a)   --  Employment Agreement dated October 1, 1996 between the
                    Registrant and Hugh Miller
 10.3     (g)   --  Employment Agreement dated July 9, 1999 between the
                    Registrant and Christopher Donnelly

 10.4     (g)   --  Employment Agreement dated July 15, 1999 between the
                    Registrant and Randall F. Michaels
 10.5     (g)   --  Employment Agreement dated July 1, 1999 between the
                    Registrant and Richard Blass
 10.6     (g)   --  Employment Agreement dated July 23, 1999 between the
                    Registrant and Franklin E. Pellegrin, Jr.
 10.7     (a)   --  Lease Agreement between Delta Funding Corporation and the
                    Tilles Investment Company
 10.8     (d)   --  Fifth, Sixth and Seventh Amendments to Lease Agreement
                    between Delta Funding Corporation and  the Tilles Investment
                    Company
 10.9     (e)   --  Eighth Amendment to Lease Agreement between Delta Funding
                    Corporation and the Tilles Investment Company
 10.10    (a)   --  1996 Stock Option Plan of Delta Financial Corporation
 21.1     (k)   --  Subsidiaries of Registrant
 27       (k)   --  Financial Data Schedule
- ---------------
(a) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-11289) filed with the Commission on October 9, 1996.
(b) Incorporated by reference from the Company's Current Report on Form 8-K (No. 001-12109) filed with the Commission on July 30, 1997.
(c) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-12109) filed with the Commission on May 15, 1997.
(d) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12109) filed with the Commission on March 31, 1998.
(e) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12109) filed with the Commission on May 12, 1998.
(f) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109) filed with the Commission on March 31, 1999.
(g) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109) filed with the Commission on March 31, 2000.
(h) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 1-12109) filed with the Commission on August 4, 2000.
(i) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 1-12109) filed with the Commission on January 10, 2001.
(j) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 1-12109) filed with the Commission on March 22, 2001.
(k)  Filed herewith

  (B) REPORTS ON FORM 8-K.

   On August 4, 2000, the Company filed a Current Report on Form 8-K, in which it reported (a) that it had reached an agreement to restructure its Senior Notes with the consent of more than 50% of its Senior Notes holders, (b) that it would launch an exchange offer pursuant to which the Senior Notes holders would be provided the option to exchange their existing securities for new senior secured notes and warrants in the Company, and (c) the execution of the First Supplemental Indenture by and among the Company, its subsidiary guarantors and the Bank of New York, as Indenture Trustee, dated as of August 1, 2000.

   On November 22, 2000, the Company filed a Current Report on Form 8-K, in which it reported the commencement of an offering to acquire all of its then currently outstanding Senior Notes in exchange for newly issued Senior Secured Notes and warrants to purchase shares of the Company's common stock.

   On December 20, 2000, the Company filed a Current Report on Form 8-K, in which it reported that it was extending the expiration date for its exchange offer and consent solicitation until December 21, 2000.

   On December 22, 2000, the Company filed a Current Report on Form 8-K, in which it reported that it had consummated the exchange offer of its Senior Notes for newly issued Senior Secured Notes with holders of approximately $148 million of Senior Notes agreeing to the exchange.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 DELTA FINANCIAL CORPORATION

                                 (Registrant)

Dated: March 29, 2001            By: /s/ HUGH MILLER
                                     -------------------------------------
                                     Hugh Miller
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                     Capacity in Which Signed                              Date
 --------------------------      --------------------------------------                 ----------------

/s/ SIDNEY A. MILLER             Chairman of the Board of Directors                     March 29, 2001
- ---------------------
Sidney A. Miller


/s/ HUGH MILLER                  Chief Executive Officer, President and Director        March 29, 2001
- ---------------------            (Principal Executive Officer)
Hugh Miller


/s/ RICHARD BLASS                Executive Vice President, Chief Financial Officer      March 29, 2001
- ---------------------            and Director (Principal Financial Officer)
Richard Blass


/s/ MARTIN D. PAYSON             Director                                               March 29, 2001
- ---------------------
Martin D. Payson


/s/ ARNOLD B. POLLARD            Director                                               March 29, 2001
- ---------------------
Arnold B. Pollard


/s/ MARGARET WILLIAMS            Director                                               March 29, 2001
- ---------------------
Margaret Williams