Form 10-Q
period 2001-03-31
DELTA FINANCIAL CORP
filed 2001-05-15
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       OR

   [ ]   TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  _____________ to _____________

                         Commission File Number: 1-12109

                           DELTA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        11-3336165
            --------                                        ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


             1000 WOODBURY ROAD, SUITE 200, WOODBURY, NEW YORK 11797 (Address of registrant's principal executive offices including ZIP Code)

                                (516) 364 - 8500
                                ----------------
              (Registrant's telephone number, including area code)

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

      As of March 31, 2001, 15,883,749 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000...............................................   1

         Consolidated Statements of Operations for the three months
         ended March 31, 2001 and March 31, 2000.........................   2

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and March 31, 2000.........................   3

         Notes to Consolidated Financial Statements......................   4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  21


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  23

Item 2.  Changes in Securities and Use of Proceeds.......................  25

Item 3.  Defaults Upon Senior Securities.................................  25

Item 4.  Submission of Matters to a Vote of Security Holders.............  25

Item 5.  Other Information...............................................  26

Item 6.  Exhibits and Current Reports on Form 8-K........................  26

Signatures...............................................................  27

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)


                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      MARCH 31,     DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)           2001            2000
                                                     ----------     ------------
ASSETS
Cash and interest-bearing deposits                   $  79,373          62,270
Accounts receivable                                     15,781          21,954
Loans held for sale, net                               101,360          82,698
Accrued interest receivable                              4,790          10,388
Interest-only and residual certificates, net           196,070         216,907
Equipment, net                                          13,452          15,034
Prepaid and other assets                                20,948          37,846
Deferred tax asset, net                                  5,600           5,600
                                                     ----------      ----------
   Total assets                                      $ 437,374         452,697
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable                                         $   2,696             927
Warehouse financing and other borrowings               106,815          88,632
Senior Notes                                           149,596         149,571
Accounts payable and accrued expenses                   29,044          33,414
Investor payable                                        73,068          69,489
Advance payment by borrowers for taxes and insurance    12,183          12,940
                                                     ----------      ----------
   Total liabilities                                   373,402         354,973
                                                     ----------      ----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value. Authorized 49,000,000
   shares; 16,000,549 shares issued and
   15,883,749 shares outstanding at March 31, 2001
   and December 31, 2000                                   160             160
Additional paid-in capital                              99,472          99,472
Retained earnings                                      (34,342)           (590)
Treasury stock, at cost (116,800 shares)               ( 1,318)         (1,318)
                                                     ----------      ----------

   Total stockholders' equity                           63,972          97,724
                                                     ----------      ----------
     Total liabilities and stockholders' equity        437,374         452,697
                                                     ==========      ==========

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          2001           2000
                                                     --------       --------
REVENUES:
  Net gain on sale of mortgage loans                $  5,377         14,654
  Interest                                           (14,789)        10,537
  Servicing fees                                       2,213          4,066
  Origination fees                                     4,162          6,688
                                                     --------       --------
     Total revenues                                   (3,037)        35,945
                                                     --------       --------
EXPENSES:
  Payroll and related costs                           11,324         15,561
  Interest expense                                     5,829          7,803
  General and administrative                          11,831          9,456
  Disposition of branches                                786             -
  Restructuring charges                                  473             -
                                                     --------       --------
     Total expenses                                   30,243         32,820
                                                     --------       --------

Income (loss) before income taxes expense            (33,280)         3,125
Provision for income taxes expense                       472          1,299
                                                     --------       --------
Net income (loss)                                   $(33,752)         1,826
                                                     ========       ========

PER SHARE DATA:
   Net income (loss) per common
     share - basic and diluted                      $  (2.12)          0.11
                                                     ========       ========
   Weighted-average number
     of shares outstanding                        15,920,869     15,920,869
                                                  ===========    ===========


          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
(DOLLARS IN THOUSANDS)                                                           2001           2000
                                                                               -------         -------
Cash flows from operating activities:
    Net income                                                               $ (33,752)         1,826
    Adjustments to reconcile net income to net cash used in
      operating activities:
       Provision for loan and recourse losses                                       87            542
       Depreciation and amortization                                             1,217          1,798
       Deferred tax benefit                                                          -           (731)
       Capitalized mortgage servicing rights, net of amortization                    -            783
       Deferred origination costs                                                 (646)            23
       Interest-only and residual certificates received in
          Securitization transactions, net                                      20,837         (8,452)
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                             6,173         (2,468)
          Increase in loans held for sale, net                                 (18,016)        (3,417)
          Decrease in accrued interest receivable                                5,598         10,903
          Decrease (increase) in prepaid and other assets                       16,811         (6,700)
          Decrease in accounts payable and accrued expenses                     (4,370)        (4,266)
          Increase (decrease) in investor payable                                3,579         (8,379)
          (Decrease) increase in advance payments by borrowers
          for taxes and insurance                                                 (757)           346
                                                                              ----------    -----------
              Net cash used in operating activities                             (3,239)       (18,192)
                                                                              ----------    -----------
Cash flows from investing activities:
    Disposal (purchase) of equipment                                               390           (530)
                                                                              ----------    -----------
              Net cash provided by (used in) investing activities                  390           (530)
                                                                              ----------    -----------
Cash flows from financing activities:
    Proceeds from warehouse financing and other borrowings, net                 18,183         13,048
    Increase (decrease) in bank payable, net                                     1,769           (241)
                                                                              ----------    -----------
              Net cash provided by financing activities                         19,952         12,807
                                                                              ----------    -----------
              Net increase (decrease) in cash and interest-bearing deposits     17,103         (5,915)

Cash and interest-bearing deposits at beginning of period                       62,270         69,557
                                                                              ----------    -----------
Cash and interest-bearing deposits at end of period                          $  79,373     $   63,642
                                                                             ===========    ===========
Supplemental Information:
Cash paid during the period for:
    Interest                                                                 $   9,119         11,715
                                                                             ===========    ===========
    Income taxes                                                             $      20          2,039
                                                                             ===========    ===========
          See accompanying notes to consolidated financial statements.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 is not necessarily indicative of the results that will be expected for the entire year.

     All adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. Certain prior period amounts in the financial statements have been reclassified to conform with the current year presentation.

(2) SUMMARY OF REGULATORY SETTLEMENTS

     In September 1999, the Company settled allegations by the New York State Banking Department (the "NYSBD") and a lawsuit by the New York State Office of the Attorney General (the "NYOAG") alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and created a fund financed by the grant of 525,000 shares of Delta Financial's common stock to be used, for among other things, to pay borrowers and for a variety of consumer educational and counseling programs.

     In March 2000, the Company finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Development, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment by Delta.

(3) RESTRUCTURING CHARGES AND DEBT MODIFICATION

   RESTRUCTURING CHARGES

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

     In January 2001, Delta announced that it had entered into an agreement with Ocwen Financial Corporation ("Ocwen") to transfer its servicing portfolio to Ocwen. In May 2001, the Company physically transferred its servicing portfolio to Ocwen, and laid-off the majority of its servicing staff. The Company recorded $0.5 million pre-tax charges related to this restructuring which is included in restructuring charges in the consolidated statements of operations. This charge relates to employee severance associated with closing the Company's servicing operations.

     The following table sets forth the components of the Company's accrual restructuring charges:



                                        BALANCE AT                                 BALANCE AT
(DOLLARS IN THOUSANDS)              DECEMBER 31, 2000   INCREASES   DECREASES    MARCH 31, 2001
-----------------------------------------------------------------------------------------------
Write down of lease obligations              1,163                      (111)            1,052
Employment termination payments                180           473        (134)              519

-----------------------------------------------------------------------------------------------
Total Accrual Restructuring Charges          1,343           473        (245)            1,571
-----------------------------------------------------------------------------------------------

   DEBT MODIFICATION

     In August 2000, the Company announced an agreement to modify its Senior Notes (the "Debt Modification"). With the consent of greater than fifty percent of its Senior Note holders, a negative pledge covenant in the Senior Notes Indenture, which previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certificates (the "Residual Assets"), was modified. In consideration for the Senior Noteholders' consent, the Company agreed, in an exchange offer (the "Exchange Offer"), to offer current Senior Noteholders the option of exchanging their then existing Senior Notes for (a) new senior secured notes (the "Senior Secured Notes") and (b) ten-year warrants to buy approximately 1.6 million shares of Common Stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Senior Secured Notes have the same coupon face amount and maturity date as the Senior Notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of the Company's Residual Assets. The Exchange Offer was consummated in December 2000, with holders of greater than $148 million of Senior Notes tendering in the exchange.

     In February 2001, the Company entered into a Letter of Intent with the beneficial holders of over fifty percent of its Senior Secured Notes to restructure, and ultimately extinguish, the Senior Secured Notes (the "Second Debt Restructuring"). In March 2001, the Company obtained the formal consent of these beneficial holders of the Senior Secured Notes through a Consent Solicitation that modified certain provisions of the Senior Secured Notes
Indenture to, among other things, allow for the release of two residual certificates currently securing the Senior Secured Notes. In consideration for their consent, the Company has agreed to offer the Senior Secured Noteholders the option to exchange their existing Notes (the "Second Exchange Offer") for new securities that will evidence a commensurate interest in a Liquidating Trust to be formed in connection with the Second Exchange Offer, into which residual certificates then securing the Company's obligations under the Senior Secured Notes (totaling approximately $150 million) will be transferred as well as an interest in preferred stock of Delta. The Second Debt Restructuring will provide for, among other things, the following:

(a) The Liquidating Trust will receive $15 million of newly issued Delta preferred stock bearing a 10% dividend payable semi-annually (with the first three dividends payable in kind). Delta may redeem the preferred stock at its liquidation preference plus accrued dividends at any time.

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

(c) The Company was able to monetize residual certificates underlying five securitizations (including two that were released as part of the Second Debt Restructuring) to provide working capital, as described in more detail below.

     Delta believes that, upon successful consummation of the Second Exchange Offer (which requires at least 90-95% of the holders agreeing to the exchange offer), Moody's and Fitch will withdraw their corporate ratings on the Company as the underlying debt will have been largely extinguished. Delta hopes to complete the Second Debt Restructuring, subject to receipt of noteholder and SEC approvals, some time in the third quarter of 2001.

     In March 2001, in connection with the Second Debt Restructuring, the Company entered into a forward purchase agreement to sell residual certificates underlying five securitizations for a cash purchase price. As a result of this agreement, the Company recorded a $25.4 million non-cash charge in the first quarter of 2001. The purchasers of these residuals initially provided bridge financing in the form of residual financing (representing approximately 64% of the agreed upon purchase price). The bridge financing was repaid from the proceeds of the purchase price, which was paid to the Company in May 2001, when the Company physically transferred its servicing to Ocwen. The proceeds from the residual financing and subsequent sale will be used by the Company for working capital.


     Management believes that its transfer of servicing to Ocwen and the Second Debt Restructuring are essential steps in its ongoing effort to restructure its operations and reduce its negative cash flow associated with its servicing operations and Senior Secured Notes.

 (4) EARNINGS PER SHARE

     The following is a reconciliation of the denominators used in the computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is net income.

For the three months ended March 31:


(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)          2001                  2000
------------------------------------------------------------------------------
Net income (loss)                          $  (33,752)                1,826
Weighted-average shares                    15,920,869            15,920,869
Basic EPS                                  $    (2.12)                 0.11

Weighted-average shares                    15,920,869            15,920,869
------------------------------------------------------------------------------
                                           15,920,869            15,920,869
Diluted EPS                                $    (2.12)                 0.11
------------------------------------------------------------------------------

 (5) IMPACT OF NEW ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement supercedes and amends certain paragraphs of SFAS No.
133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement supercedes and replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.". SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishments of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 31, 2000. The remaining provision are effective for transfer transactions entered into after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. The implementation of SFAS No. 140 does not have an impact on our financial statements.

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

     Through its wholly-owned subsidiary, Delta Funding Corporation ("Delta Funding"), the Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of the borrower ("Brokered Loans") and prior to July 2000, also purchases loans from mortgage bankers and smaller financial institutions that satisfy Delta's underwriting guidelines ("Correspondent Loans"). The Company decided to discontinue its correspondent operations in July 2000 to focus on its less cash intensive broker and retail channels. Delta Funding currently originates and purchases the majority of its loans in 20 states, through its network of approximately 1,500 brokers and correspondents.

     The Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 11 retail offices located in Illinois, Indiana, Missouri, North Carolina, Ohio (4), Pennsylvania (2), Tennessee, and a call center in New York. In January 2001, the Company closed two under-performing retail offices in Florida.

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

     In May 2001, the New York Stock Exchange ("NYSE") delisted Delta Financial's Common Stock. The Exchange stated that it took this action because Delta was unable to meet the NYSE's continued listing standards of maintaining a minimum of $15 million in market capitalization and a minimum share price of $1 over a 30-day trading period. When Delta's Common Stock was delisted in May, it began trading on the Over The Counter Bulletin Board ("OTCBB") under the ticker symbol "DLTO."

     For the three months ended March 31, 2001 the Company originated $170.7 million of loans, a decrease of 41% over the $287.0 million of loans originated and purchased in the comparable period in 2000. Of these amounts, approximately $105.1 million were originated through its network of brokers and $65.6 million were originated through its retail network during the three months ended March 31, 2001. During the three months ended March 31, 2000 the Company originated $173.2 million through its network of brokers, $71.5 million were originated through its retail network and $42.3 million were purchased from its network of correspondents.

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

                                                     THREE MONTHS ENDED
                                                 ------------------------------
(Dollars in thousands)                             MARCH 31,       DECEMBER 31,
                                                     2001              2000
                                                 ------------      ------------
Total Outstanding Principal Balance
  (at period end)............................    $ 3,055,982       $ 3,312,582
Average Outstanding(1).......................      3,160,196         3,406,684
DELINQUENCY (at period end)
30-59 Days:
  Principal Balance..........................    $   216,990       $   238,047
  Percent of Delinquency(2)..................          7.10%             7.19%
60-89 Days:
  Principal Balance..........................    $    95,054       $   110,730
  Percent of Delinquency(2)..................          3.11%             3.34%
90 Days or More:
  Principal Balance..........................    $    72,996       $    69,802
  Percent of Delinquency(2)..................          2.39%             2.11%
Total Delinquencies:
  Principal Balance..........................    $   385,040       $   418,579
  Percent of Delinquency(2)..................         12.60%            12.64%
FORECLOSURES
  Principal Balance..........................    $   203,959       $   206,281
  Percent of Foreclosures by Dollar(2).......          6.67%             6.23%
REO (at period end)..........................    $    64,912       $    57,981
   Percent of REO............................          2.12%             1.75%
Net Losses on Liquidated Loans...............    $    (9,905)      $   (10,159)
Percentage of Net Losses on Liquidated Loans
  (based on Average Outstanding Balance)(3)           (1.25%)           (1.19%)
---------------
(1)Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total principal balance by the number of months in the applicable period.
(2)Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.
(3)Annualized.

     In May 2001, the Company transferred its servicing portfolio to Ocwen and, as such, no longer has a portfolio on which to report delinquency and loss experience.

CERTAIN ACCOUNTING CONSIDERATIONS

     As a  fundamental  part  of its  business  and  financing  strategy,  Delta typically sells the majority of its loans through securitization to a securitization trust and derives a substantial portion of its income from these sales. In a securitization, the Company sells a pool of loans it has originated or purchased to a REMIC trust for a cash purchase price. The trust, in turn, finances the purchase of the pool of loans it has acquired by selling "pass-through certificates," or bonds, which represent undivided ownership interests in the trust. Holders of the pass-through certificates are entitled to receive monthly distributions of all principal received on the underlying mortgages and a specified amount of interest, determined at the time of the offering.

     When the Company sells a pool of loans to a securitization trust, it receives the following economic interests in the trust: (a) the difference between the interest payments due on the loans sold to the trust and the interest rate paid to the pass-through certificateholders, less the contractual servicing fee and other costs and expenses of administering the trust, represented by interest-only and residual certificates, and (b) (i) a cash premium for selling the right to service the loans on behalf of the trust, or
(ii) on those securitizations in which the company retains servicing rights, the right to service the loans on behalf of the trust and earn a servicing fee, as well as other ancillary servicing related fees directly from the borrowers on the underlying loans.

     Because the Company closed its servicing operations in May 2000, on a go-forward basis, it expects only to receive a cash premium from selling the right to service loans on behalf of new securitization trusts.

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

     Upon the securitization of a pool of loans, the Company (i) recognizes in income, as origination fees, the unamortized origination fees included in the investment in the loans sold, and (ii) recognizes a gain on sale of loans equal to (a) the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record interest-only and residual certificates (and, where applicable, mortgage servicing rights) received in the securitization, and (b) the cash premium received from selling the right to service the loans on behalf of the trust. The majority of the net gain on sale of mortgage loans results from the fair value of the interest-only and residual certificates retained by the Company in a securitization for each period and the market value of the interest-only certificates sold in connection with each securitization.

     The Company has sold the interest-only certificates created in each of its most recent securitizations for cash proceeds and intends to continue to sell the interest-only certificate as long as the sale effectively maximizes cash flow and profitability.

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

     The Company did not complete a securitization of mortgage loans in the first quarter of 2001, opting instead to sell whole loans for a cash premium. The Company intends to return to its prior practice of selling loans through a combination of securitization and, to a lesser extent, whole loan sales, in the second quarter of 2001.

FAIR VALUE ADJUSTMENTS

     The fair values of both interest-only and residual certificates are significantly affected by, among other factors, prepayments of loans and estimates of future prepayment rates. The Company continually reviews its prepayment assumptions in light of company and industry experience and makes adjustments to those assumptions when such experience indicates.

     The Company's underlying assumptions used in determining the fair value of its interest-only and residual certificates are as follows:

(a) Prepayment rate assumptions are based upon the Company's on-going analysis of industry and Company pool trends, the most recent adjustments to these assumptions were made in the third quarter of 2000 and the fourth quarter of 1999. The following table shows the changes to the prepayment assumptions at each of these dates and the assumptions used prior to the 1999 fourth quarter change:

-------------------------------------------------------------------------------
                             Month One Speed             Peak Speed *
-------------------------------------------------------------------------------
Loan Type               9/30/00  12/31/99   Prior   9/30/00 12/31/99   Prior
-------------------------------------------------------------------------------
Fixed Rate Loans           4.0%      4.0%    4.8%       23%      31%     31%
-------------------------------------------------------------------------------
Six-Mo. LIBOR ARMS        10.0%     10.0%   10.0%       50%      50%     50%
-------------------------------------------------------------------------------
Hybrid ARMS                4.0%      4.0%    6.0%       50%      50%     50%
-------------------------------------------------------------------------------
* Since the second quarter of 1998, the Company has utilized a "vector" curve, instead of a "ramp" curve, which the Company believes will be more representative of future loan prepayment experience.

(b) A default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts of 3.50% of the amount initially securitized at December 31, 2000 compared to 3.10% at December 31, 1999 and 2.00% at December 31, 1998; and

(c) Under the "cash-out" method, an annual discount rate of 13.0% was used in determining the present value of cash flows from residual certificates, which represent the predominant form of retained interest, at March 31, 2001 and December 31, 2000, up from 12% prior thereto. An annual discount rate of 18% is used during the duration of the Net Interest Margin ("NIM") transaction on a portion of the Company's residual certificates.


     In the third quarter of 2000, the Company lowered its prepayment speed assumptions mainly by reducing the peak speed on its fixed rate product, which comprises the majority of the Company's servicing portfolio. In the fourth quarter of 1999, the Company lowered its prepayment speed assumption along parts of the prepayment rate vector curve while leaving the peak speeds intact.

     The prepayment rate assumption was revised primarily to reflect the Company's actual loan performance experience over the past several quarters. The loan loss reserve assumption was revised to reflect management's belief that (i) slower prepayment speeds, (ii) anticipated flat to slightly moderate rise in home values as compared to the past few years and (iii) the inability of borrowers to refinance their mortgages to avoid default because of industry consolidation may have an adverse effect on the Company's non-performing loans.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

GENERAL

     The Company's net loss for the three months ended March 31, 2001 was $33.8 million, or $2.12 per share, compared to $1.8 million, or $0.11 per share, for the three months ended March 31, 2000. Comments regarding the components of net loss are detailed in the following paragraphs.

REVENUES

     Total revenues decreased $38.9 million, or 108%, to $(3.0) million for the three months ended March 31, 2001, from $35.9 million for the comparable period in 2000. The decrease in revenue was primarily attributable to the Company's write down of residual certificates sold under a forward purchase agreement entered into in the first quarter of 2001 (that closed in May 2001), for a cash purchase price which reflected a significant discount to the Company's carrying value of such residual certificates. To a lesser extent, the decrease was also attributable to a lower net gain on sale due to (a) the Company selling loans on a servicing-released basis, and not through securitization, during the quarter, and (b) a decrease in the amount of loans sold or securitized reflecting a decrease in the Company's total loan production. Lastly, the Company also had lower origination fees, due to the aforementioned decrease in total loan production, and lower servicing fees, due to the sale of its servicing operations to Ocwen.

     The Company originated and purchased $170.7 million of mortgage loans for the three months ended March 31, 2001, representing a 41% decrease from $287.0 million of mortgage loans originated and purchased for the comparable period in 2000. The Company sold $144.3 million of loans on a servicing-released basis during the three months ended March 31, 2001, compared to $290.0 million securitized and sold during the same period in 2000.

     NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the interest-only and residual certificates retained by the Company in a securitization for each period and the market value of the interest-only certificates sold in connection with each securitization, (b) the fair value of capitalized mortgage servicing rights associated with loans securitized in each period and/or the premium received from selling mortgage servicing rights in connection with each securitization, and (c) premiums earned on the sale of whole loans on a servicing-released basis, (2) less the (x) premiums paid to originate or acquire mortgage loans,
(y) costs associated with securitizations and (z) any hedge loss (gain) associated with a particular securitization.

     Net gain on sale of mortgage loans decreased $9.3 million, or 63%, to $5.4 million for the three months ended March 31, 2001, from $14.7 million for the comparable period in 2000. This decrease was primarily due (i) to a decrease in the amount of loans securitized and sold compared to the first quarter of 2000, primarily reflecting lower loan production and (ii) to the Company's selling whole loan sales, instead of securitizing - securitization typically results in a higher net gain on sale percentage than whole loan sales - during the first quarter of 2001. The Company sold $144.3 million of mortgage loans on a servicing-released basis in the first quarter of 2001, compared to $290.0 million of mortgage loans securitized and sold during the same period in 2000. The Company had $170.7 million of loan production in the first quarter of 2001, compared to $287 million during the same period in 2000.

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

     Interest income decreased $25.3 million, or 241%, to $(14.8) million for the three months ended March 31, 2001, from $10.5 million for the comparable period in 2000. The decrease in interest income was primarily due to the Company's $25.4 million write down of residual certificates sold under a forward purchase agreement the Company entered into in the first quarter of 2001, for a cash purchase price below the Company's carrying value of such residual certificates.

     SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights and
(2) prepaid interest shortfalls.

     Servicing fees decreased $1.9 million, or 46%, to $2.2 million for the three months ended March 31, 2001, from $4.1 million for the comparable period in 2000. This decrease was the result of the Company's agreement to transfer its servicing portfolio to Ocwen in January 2001, pursuant to which Ocwen immediately began receiving all servicing related fees and, in turn, paid to Delta an interim servicing fee.

     ORIGINATION FEES. Origination fees represent fees earned on brokered and retail originated loans. Origination fees decreased $2.5 million, or 37%, to $4.2 million for the three months ended March 31, 2001, from $6.7 million for the comparable period in 2000. The decrease was primarily the result of (1) a 37% decrease in broker originated loans and (2) a 15% decrease in retail originated loans.

EXPENSES

     Total expenses decreased by $2.6 million, or 8%, to $30.2 million for the three months ended March 31, 2001, from $32.8 million for the comparable period in 2000. The decrease was primarily the result of a decrease in personnel costs and interest expense which was partially offset by increases in general and administrative costs, disposition of branches and restructuring charges.

     PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs decreased by $4.3 million, or 28%, to $11.3 million for the three months ended March 31, 2001, from $15.6 million for the comparable period in 2000. The decrease was primarily the result of (i) a lower number of employees during the first quarter of 2001 compared to 2000 relating to the Company's restructuring, and

(ii) a lower amount of commissions paid as loan originations decreased in 2001 compared to 2000. As of March 31, 2001, the Company employed 735 full- and part-time employees, compared to 1,049 full- and part-time employees as of March 31, 2000.

     INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases under the $150 million aggregate principal amount of 9.5% Senior Notes due 2004 issued in July 1997 (the "Senior Notes") and the Company's credit facilities.

     Interest expense decreased by $2.0 million, or 26%, to $5.8 million for the three months ended March 31, 2001 from $7.8 million for the comparable period in 2000. The decrease was primarily due to lower loan production, which resulted in lower warehouse financing.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of capital charges associated with the Company's interest and servicing advance securitizations, office rent, insurance, telephone, depreciation, goodwill amortization, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

     General and administrative expenses increased $2.3 million, or 24%, to $11.8 million for the three months ended March 31, 2001, from $9.5 million for the comparable period in 2000. The increase was primarily due to the capital charges associated with the Company's interest and servicing advance securitizations (which the Company no longer will incur as of May 2001 since Ocwen, and not Delta, will be responsible for making all interest and servicing related advances within the securitization trusts). Included in the capital charges are the following expenses: (1) interest expense, (2) bond insurance premium, and (3) trustee expenses.

     INCOME TAXES. Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

     The Company recorded a tax provision of $0.5 million and $1.3 million for the three months ended March 31, 2001 and 2000, respectively.


FINANCIAL CONDITION

MARCH 31, 2001 COMPARED TO DECEMBER 31, 2000

     Cash and interest-bearing deposits increased $17.1 million, or 27%, to $79.4 million at March 31, 2001, from $62.3 million at December 31, 2000. This increase was primarily the result of higher prepayments which caused an increase in monies held in securitization trust accounts by the Company, acting as servicer for its ongoing securitization program.

     Accounts receivable decreased $6.2 million, or 28%, to $15.8 million at March 31, 2001, from $22.0 million at December 31, 2000. This decrease was primarily due to the sale of some of the Company's reimbursable servicing advance receivables.

     Loans held for sale, net increased $18.7 million, or 23%, to $101.4 million at March 31, 2001, from $82.7 million at December 31, 2000. This increase was primarily due to the net difference between loan originations and whole loan sales during the three months ended March 31, 2001.

     Accrued interest decreased $5.6 million, or 54%, to $4.8 million at March 31, 2001, from $10.4 million at December 31, 2000. This decrease was primarily due to the sale of interest receivable assets (monthly delinquency advances).

     Interest-only and residual certificates decreased $20.8 million, or 10%, to $196.1 million at March 31, 2001, from $216.9 million at December 31, 2000. This decrease primarily reflects a $25.4 million write down of the Company's residual certificates sold under a forward purchase agreement entered into in the first quarter of 2001 (and closed in May 2001), for a cash purchase price which represented a significant discount to the Company's carrying value of such residual certificates. This was partially offset by the net accretion of the Company's residual certificates as part of its mark-to-market fair value adjustment in accordance with SFAS 115.

     Prepaid and other assets decreased $16.9 million, or 45%, to $20.9 million at March 31, 2001, from $37.8 million at December 31, 2000. This decrease was primarily attributable to (1) the extinguishment of the Company's wholly-owned special purpose entity (and the equity (capital) in such special purpose entity), used as the issuer for a servicing advance securitization, upon the Company's repurchase of such securitization, using the proceeds it received from selling the underlying servicing advance receivables to Ocwen, and (2) the Company's payment of its Senior Note interest coupon in February 2001, which was held in escrow, and therefore reflected as a prepaid asset, at December 31, 2000.

     Warehouse financing and other borrowings increased $18.2 million, or 21%, to $106.8 million at March 31, 2001, from $88.6 at December 31, 2000. This increase was primarily attributable to (1) the residual financing received by the Company as part of the initial bridge financing on the purchase of its residuals, and (2) the funding of the Company's loans held for sale, net.

     The aggregate principal balance of the Senior Notes totaled $149.6 million at March 31, 2001 and December 31, 2000, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

     Investor payable increased $3.6 million, or 5%, to $73.1 million at March 31, 2001, from $69.5 million at December 31, 2000. The increase was primarily the result of higher prepayments, which caused an increase in the amount payable to investors. Investor payable is comprised of all principal collected on mortgage loans and accrued interest. Variability in this account is primarily due to the principal payments collected within a given collection period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has primarily operated on a negative cash flow basis in the past. The Company anticipates that it will continue to have negative operating cash flow for the foreseeable future due primarily to (1) the costs associated with the Company's servicing operations until the transfer of servicing to Ocwen, and (2) the costs associated with its loan originations operations, which currently exceed the cash proceeds generated from (a) up front origination fees earned on closed loans and (b) the Company's selling loans through securitization or on a whole loan basis. If the Company can increase originations to a sufficient level  so  as  to  bring  down its overall cost to originate  loans,  management believes the Company can begin generating positive cash flow within approximately 12 months. To do so, the Company must generate sufficient cash from (1) securitizing and selling whole loans, (2) origination fees on newly closed loans, and (3) cash flows from residual assets the Company retains.

     As part of its Second Debt Restructuring, the Company obtained approximately $2.5 million of residual financing secured by certain of its residual certificates at the time of the signing of the Letter of Intent in February 2001. In March 2001, the Company entered into a forward purchase agreement to sell residual certificates underlying five securitizations for a cash purchase price of $15 million. At that time, the Company received approximately an additional $7.1 million of "bridge" residual financing secured primarily by the residual certificates to be purchased (for a total of $9.6 million of "bridge" residual financing). The agreement specified that the cash purchase price of $15 million would be paid when the Company physically transferred its servicing to Ocwen, which occurred in May 2001, at which point the Company received the agreed upon purchase price. The proceeds of which were used to repay the residual financing and the balance of the proceeds, together with the initial residual financing, will be used by the Company for working capital. Because these residual certificates were being sold at a significant discount to the Company's book value for such certificates, the Company recorded $25.4 million pre-tax non-cash charge in the first quarter of 2001.

     Currently,  the Company's primary cash requirements  include the funding of
(1) its loan origination operations, (2) loan originations pending their pooling and sale, net of warehouse financing, (3) interest expense on warehouse and other financings, (4) fees, expenses, and tax payments incurred in connection with our securitization program, and (5) ongoing administrative and other operating expenses.

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

     To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations and purchases. The Company had one warehouse facility as of March 31, 2001 for this purpose. The warehouse facility is a $200 million credit facility that has a variable rate of interest and expires in May 2001. There can be no assurance that the Company will be able to renew this warehouse facility at its maturity at terms satisfactory to the Company or at all. The Company is currently in the process of seeking additional warehouse lines of credit, but there can be no assurances that the Company will be successful in its attempt to secure an additional warehouse line of credit.

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

HEDGING

     The Company originates mortgage loans and then sells them through a combination of whole loan sales and securitizations. Between the time the Company originates the mortgage and sells it in the secondary market, the Company may hedge the risk of fluctuations in interest. The risk to the Company begins subsequent to originating mortgage loans and prior to selling or securitizing such mortgage loans. Since the Company has a closed (and funded) mortgage loan at a specified interest rate with an expected gain at time of sale, the Company's exposure is to a higher interest rate environment due to market conditions. A higher interest rate market implies a higher cost of funds to the Company which decreases the net spread the Company would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result the Company may experience a lower gain on sale.

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

     The Company did not hedge during the first quarter of 2001 or 2000.

INFLATION

     Inflation affects the Company most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk.")

IMPACT OF NEW ACCOUNTING STANDARDS

     For discussion regarding the impact of new accounting  standards,  refer to
Note 5 of Notes to the Consolidated Financial Statements.

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

o The Company's ability or inability to increase its loan originations to specified levels (and subsequent sale or securitization of such loans) to offset the Company's current cost structure.

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

o The Company's ability or inability to complete all facets of the transfer of servicing to Ocwen within the necessary time frames and as cost efficient as possible.

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

o In or about August 1999, the NYOAG filed a lawsuit against Delta alleging violations of (a) RESPA (by paying yield spread premiums), (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Law ss. 296-a, and (e) New York Executive Law ss. 63(12). In September 1999, Delta and the NYOAG settled the lawsuit, as part of a global settlement by and among Delta, the NYOAG and the NYSBD, evidenced by that certain (a) Remediation Agreement by and
   between  Delta  and the  NYSBD,  dated   as of  September  17,  1999  and (b)
   Stipulated Order on Consent by and among Delta, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and created a fund financed by the grant of 525,000 shares of Delta Financial's common stock; the proceeds of which will be used, for among other things, to pay borrowers and for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against Delta. The Remediation Agreement and Stipulated Order on Consent supersede Delta's previously announced settlements with the NYSBD and the NYOAG. In March 2000, Delta finalized a settlement agreement with the United States Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Renewal, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

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

o In or about April 2000, Delta received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that Delta has improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with Delta. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. Delta answered the complaint in June 2000. In March 2001, Delta filed a motion for summary judgment, which was opposed by plaintiffs in March 2001, and Delta filed reply papers in April 2001. The motion is now submitted and pending. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION.

         In May 2001, the New York Stock Exchange ("NYSE") delisted Delta Financial's Common Stock. The Exchange stated that it took this action because Delta was unable to meet the NYSE's continued listing standards of maintaining a minimum of $15 million in market capitalization and a minimum share price of $1 over a 30-day trading period. When Delta's Common Stock was delisted in May, it began trading on the Over The Counter Bulletin Board ("OTCBB") under the ticker symbol "DLTO."

ITEM 6.    EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

 (a) Exhibits:

     None.

 (b) Reports on Form 8-K:

     On January 10, 2001, the Company filed a Current Report on Form 8-K, in which it reported consummation of the exchange offer of its 9 1/2% Senior Notes due 2004 for its newly issued 9 1/2% Senior Secured Notes due 2004 and warrants to purchase shares of the Company's common stock.

     On March 2, 2001, the Company filed a Current Report on Form 8-K, in which it reported that it had entered into a non-binding letter of intent with the beneficial holders of a majority in principal amount of the Company's 9 1/2% Senior Secured Notes due 2004 to restructure the Secured Senior Notes.

     On March 22, 2001, the Company filed a Current Report on Form 8-K, in which it reported that the Company received the formal consent of the beneficial holders of a majority in principal amount of the Company's 9 1/2% Senior Secured Notes due 2004 to amend certain covenants contained in the Indenture governing the Secured Senior Notes and certain other related documents.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DELTA FINANCIAL CORPORATION
                                              (Registrant)

Date:  May 15, 2001
                                       By: /s/ HUGH MILLER
                                           ---------------------------------
                                           Hugh Miller
                                           PRESIDENT & CHIEF EXECUTIVE OFFICER


                                       By: /s/ RICHARD BLASS
                                           ---------------------------------
                                           Richard Blass
                                           SENIOR VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER