Form 10-K/A
period 2000-12-31
DELTA FINANCIAL CORP
filed 2001-07-05
CIK 1021848

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

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

================================================================================

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

     Through the first three quarters of 2000, substantially all of the loans which the Company originated and purchased were sold in securitizations in which the loans were sold to a trust. In turn, the trust issued certificates evidencing ownership interests in the trust in return for capital to fund the purchase of the mortgage loans by the trust. These certificates are issued through the sale of asset-backed securities primarily to institutional investors. For the year ended December 31, 2000, Delta sold a total of $840 million of loans through four real estate mortgage investment conduit ("REMIC") securitizations. Each of these four securitizations was credit-enhanced, by an insurance policy provided through a monoline insurance company and/or a senior-subordinated structure, to receive ratings of "Aaa" from Moody's Investors Service, Inc. ("Moody's"), Fitch IBCA ("Fitch") and "AAA" from Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("S&P"). The Company sells loans through securitizations to improve its operating leverage and liquidity, to minimize financing costs and to reduce its exposure to fluctuations in interest rates.

     In the fourth quarter of 2000, the Company again securitized the majority of its loan production in a $115 million securitization. In contrast to the past several quarters, however, the Company also sold a considerably larger amount - $47 million of loans - of its loan production for cash and received a premium through whole loan sales, without retaining the right to loan servicing. The Company plans to continue to utilize a combination of securitization and whole loan sales in the foreseeable future.

     The majority of the Company's revenues and cash flows primarily results from the sale of mortgage loans (through securitization and on a whole loan basis) and the sale of its servicing rights on newly originated or purchased pools of home-equity loans. In connection with a securitization, the Company sells loans to a trust for a cash payment while (1) retaining the interest-only and residual certificates in the trust, and (2) either (a) retaining the right to service the loans and receive contractual and ancillary servicing fees, or
(b) selling the servicing rights relating to the securitization to a third party for an up-front cash premium.

     The interest-only and residual certificates in the trust entitle the Company to receive any "Excess Servicing" income, consisting of any remaining cash flows collected by the trust from principal and interest payments on its loans after the trust has first paid

          o all principal and interest required to be passed through to holders of the trust's securities,

          o    all contractual servicing fees, and

          o    other recurring fees and costs of administering the trust.

Upon securitizing a pool of loans, the Company recognizes a gain on sale of loans ("net gain on sale of mortgage loans") equal to the difference between the cash received from the trust when it sells asset-backed pass-through certificates and the investment in the loans remaining after allocating portions of that investment to record the value of either the retained servicing rights or the sale of servicing rights, and the interest-only and residual certificates retained by Delta in the securitization. The majority of the net gain on the sale of mortgage loans results from, and is initially realized in the form of, interest-only and residual certificates and the retention or sale of the mortgage servicing rights. Delta records on its balance sheet the interest-only and residual certificates and retained servicing rights, based on their fair values, estimated based on a discount rate which management believes to be reasonable, and the stated terms of the transferred loans adjusted for estimates of future prepayment rates and defaults among those loans. If actual prepayments and/or defaults exceed the Company's estimates, the future cash flows from the servicing rights and interest-only and residual certificates would be negatively affected. (See "-Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations").

     Through and including the first quarter of 2000, the Company retained the right to service the loans in all of its securitizations. In exchange for servicing the mortgage loans in a securitization, the Company receives contractual service fees and other ancillary service fees over the life of the loans. As servicer in securitizations, the Company incurs the following expenses, among others, (1) the cost of capital associated with making monthly delinquency and servicing advances on mortgage loans where the underlying borrower of such mortgage loan has defaulted, and (2) prepayment interest shortfalls. Prepayment interest shortfalls represent the amount that the servicer must pay when a mortgage loan included in a securitization trust repays in full prior to month end and equals the remaining interest that would otherwise have been due in that month on that mortgage loan had it not been repaid early. Beginning in the second quarter of 2000, the Company sold the servicing rights associated with each securitization for up-front cash proceeds and recognized a premium on such sale that was recorded under "Net Gain on Sale" on its Statement of Operations. As of December 31, 2000, the Company had a loan servicing portfolio of $3.3 billion.

     Although the Company immediately recognizes income from retaining interest-only and residual certificates, and retained servicing rights (where applicable), the Company receives cash flows from these interest-only and residual certificates and retained servicing rights over the life of the transferred loans. The Company typically begins to receive cash flows from the interest-only and residual certificates retained upon securitization approximately twelve to twenty months after a securitization is completed, with the specific timing depending on the structure and performance of the securitization.

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

     In addition to the income and cash flows that the Company earns from securitizations and whole loan sales, the Company also earns income and generates cash flows from the net interest spread earned on loans while they are held for sale and from loan origination fees on Brokered Loans and Retail Loans.

     The Company has primarily operated on a negative cash flow basis in the past (see "-Liquidity and Capital Resources"), having historically utilized various financing facilities and an equity financing to offset its negative operating cash flows and to support its loan originations, securitizations and general operating expenses. In July 1997, the Company completed an offering of $150 million aggregate principal amount of 9 1/2% senior notes due 2004 (the "Senior Notes"). The Company used a portion of the Senior Notes proceeds to pay down various financing facilities with the remainder used to fund the Company's loan originations and its ongoing securitization program. Since the issuance of the Senior Notes, the debt and equity markets (other than the asset-backed securitization market) have largely been shut off to monoline non-conforming mortgage lenders like Delta. As a result, the Company's primary sources of liquidity since 1997 have been (a) warehouse and other financing facilities, (b) securitizations of mortgage loans and (c) sales of whole loans and mortgage servicing rights. In 2000, the Company helped finance its operations by completing securitizations of interest (delinquency) advances and servicing advances and, following the modification of the Senior Notes in August 2000 (see "-Corporate Restructuring and Debt Modification"), by obtaining financing against certain interest-only and residual certificates and subsequently selling certain of these certificates in a Net Interest Margin securitization (the "NIM Transaction").

CORPORATE RESTRUCTURING AND DEBT MODIFICATION

     In August 2000, Delta announced a corporate restructuring as part of its continuing efforts to improve operating efficiencies and to address its negative cash flow from operations. As part of this restructuring, the Company recorded charges primarily relating to employee severance associated with the layoffs, a reduction to goodwill and office equipment write-offs.

     Also in August 2000, the Company announced an agreement to modify the terms of its Senior Notes (the "Debt Modification"). With the consent of greater than fifty percent of its Senior Noteholders, the Company modified a negative pledge covenant in the Senior Notes Indenture, which previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certificates (the "Residual Assets"). In consideration for the Senior Noteholders' consent, the Company agreed, in an exchange offer (the "Exchange Offer"), to offer current Senior Noteholders the option to exchange their then existing Senior Notes for (a) new senior secured notes (the "Senior Secured Notes") and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Senior Secured Notes have the same coupon face amount and maturity date as the Senior Notes and, up until the Second Debt Restructuring (see "- Subsequent Events below"), were secured by at least $165 million of the Company's residual assets. The Exchange Offer was consummated in December 2000, with holders of greater than $148 million of Senior Notes tendering in the exchange.

SUBSEQUENT EVENTS

     In 2000, the Company had taken the steps described above to improve operating efficiencies and to remedy its negative cash flow from operations. However, management believed that additional steps were necessary to permit Delta to continue as a going concern. Management's principal concerns were:

          o the cash drain created by its ongoing monthly delinquency and servicing advance requirements as servicer (the "Securitization Advances"),

          o the high cost of servicing a seasoned loan portfolio, including the capital charges associated with making Securitization Advances,

          o the Company's ability to make timely interest payments on the Senior Secured Notes, and

          o its ability to effectuate a successful business model given the overhang of corporate ratings of "Caa2" by Moody's and "CC" by Fitch.

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

     Delta believes that, upon successful consummation of the Second Exchange Offer (which requires at least 90-95% of the holders agreeing to the exchange offer), Moody's and Fitch will withdraw their corporate ratings on the Company, as the underlying debt will have been largely extinguished. Delta hopes to complete the Second Debt Restructuring, subject to receipt of noteholder and regulatory approvals, some time in the second or third quarter of 2001.

     In March 2001, in connection with the Second Debt Restructuring, the Company entered into a sale agreement to sell 5 of its residual certificates for a cash purchase price of $15 million. As customary with sales of similar assets, the cash settlement does not occur until the pools of mortgages underlying such residual certificates are transferred to an agreed upon servicer to service the pool of mortgage loans for the purchaser of such residuals. The purchasers of these five residuals have provided bridge financing, in the form of residual financing equal to approximately 64% of the cash purchase price. The remainder of the purchase price will be paid to the Company upon the transfer of servicing to Ocwen. The Company will use the proceeds from the residual financing and subsequent sale for working capital.

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

     The following table shows the channels of Delta's loan originations and purchases for the years shown:

                                                                         YEAR ENDED DECEMBER 31,
                                                               1998                1999                2000
                                                               ----                ----                ----
                                                                          (DOLLARS IN THOUSANDS)
Broker:
   Principal balance...............................        $  841,079             890,822             603,616
   Average principal balance per loan..............        $       92                  85                  74
   Combined weighted average initial loan-
     to-value ratio(1).............................             72.8%               72.8%               71.1%
   Weighted average interest rate..................             10.0%               10.4%               11.7%
Retail:
   Principal balance...............................        $  234,011             319,227             260,388
   Average principal balance per loan..............        $       75                  68                  67
   Combined weighted average initial loan-
     to-value ratio(1).............................             79.9%               77.6%               76.9%
   Weighted average interest rate..................              9.4%                9.8%               10.6%
Correspondent:
   Principal balance...............................        $  652,503             261,289              69,434
   Average principal balance per loan..............        $       82                  77                  75
   Combined weighted average initial loan-
     to-value ratio (1)............................             73.9%               72.0%               70.5%
   Weighted average interest rate..................             10.8%               11.0%               11.5%
Total loan purchases and originations:
   Principal balance...............................        $1,727,593           1,471,338             933,438
   Average principal balance per loan                      $       85                  79                  72
   Combined weighted average initial loan-
     to-value ratio (1)............................             74.2%               73.7%               72.7%
   Weighted average interest rate..................             10.2%               10.4%               11.4%
Percentage of loans secured by:
   First mortgage..................................             95.5%               94.6%               90.9%

_______________
(1) The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

     The following table shows the channels of loan originations and purchases on a quarterly basis for 2000:

                                                                       THREE MONTHS ENDED
                                                      --------------------------------------------------
                                                       MARCH 31,     JUNE 30,    SEPTEMBER     DECEMBER
                                                          2000         2000       30, 2000     31, 2000
                                                      -----------  -----------  -----------  -----------
                                                                     (DOLLARS IN THOUSANDS)
Broker:
   Number of Brokered Loans.......................        2,271        2,208        1,944        1,741
   Principal balance..............................    $ 173,458      167,240      136,619      126,299
   Average principal balance per loan.............    $      76           76           70           73
   Combined weighted average initial loan-
     to-value ratio (1)...........................        72.1%        71.5%        70.6%        69.9%
   Weighted average interest rate.................        11.2%        11.4%        12.2%        12.1%
Retail:
   Number of retail loans.........................        1,006        1,055          954          880
   Principal balance..............................    $  71,488       70,667       59,713       58,520
   Average principal balance per loan.............    $      71           67           63           67
   Combined weighted average initial loan-
     to-value ratio (1)...........................        77.7%        76.4%        76.6%        77.0%
   Weighted average interest rate.................        10.2%        10.6%        11.1%        10.9%
Correspondent:
   Number of Correspondent Loans..................          561          339           24            0
   Principal balance..............................    $  42,241       25,666        1,527            0
   Average principal balance per loan.............    $      75           76           64            0
   Combined weighted average initial loan-
     to-value ratio (1)...........................        69.8%        71.8%        69.1%           0%
   Weighted average interest rate.................        11.3%        11.7%        11.9%           0%
Total loan purchases and originations:
   Total number of loans..........................        3,838        3,602        2,922        2,621
   Principal balance..............................    $ 287,187      263,573      197,859      184,819
   Average principal balance per loan.............    $      75           73           68           71
   Combined weighted average initial loan-
     to-value ratio (1)...........................        73.2%        72.8%        72.4%        72.1%
   Weighted average interest rate.................        10.9%        11.2%        11.9%        11.7%

_______________
(1) The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

     The following table shows lien position, weighted average interest rates and loan-to-value ratios for the years shown:

                                                                              YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                         1998          1999           2000
                                                                         ----          ----           ----
First mortgage:
   Percentage of total purchases and originations............           95.5%         94.6%          90.9%
   Weighted average interest rate............................           10.2%         10.3%          11.4%
   Weighted average initial loan-to-value ratio (1)..........           74.3%         74.1%          73.1%

Second mortgage:
   Percentage of total purchases and originations............            4.5%          5.4%           9.1%
   Weighted average interest rate............................           10.5%         10.8%          11.5%
   Weighted average initial loan-to-value ratio (1)..........           70.6%         66.6%          71.1%

_______________
(1) The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

     The following table shows the geographic distribution of loan purchases and originations for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------
                                       1998                       1999                       2000
                             ------------------------   ------------------------   ------------------------
REGION                       PERCENTAGE  DOLLAR VALUE   PERCENTAGE  DOLLAR VALUE   PERCENTAGE  DOLLAR VALUE
---------------------------  ----------  ------------   ----------  ------------   ----------  ------------
                                                         (DOLLARS IN MILLIONS)
NY, NJ and PA..........         55.0%       $ 949.3        50.8%       $ 747.9        43.9%       $ 409.7
Midwest................         19.7          340.3        24.5          361.1        29.1          272.0
Southeast..............          9.3          161.0         8.4          123.5         9.4           87.5
New England............          7.3          125.8         5.8           85.1         7.1           66.6
Mid-Atlantic*..........          6.9          119.1         8.6          126.7        10.5           97.6
West...................          1.5           26.6         1.9           27.1           0              0
Canada.................          0.3            5.5         n/a            n/a         n/a            n/a

_______________
*    Excluding New York (NY), New Jersey (NJ) and Pennsylvania (PA).

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

     BROKERED LOANS. For the year ended December 31, 2000, Delta's broker network accounted for $603.6 million, or 65%, of Delta's loan purchases and originations, compared to $890.8 million, or 60%, of Delta's loan purchases and originations for the year ended December 31, 1999 and $841.1 million, or 49%, of Delta's loan purchases and originations for the year ended December 31, 1998. No single broker contributed more than 2.0%, 3.1% or 5.2% of Delta's total loan production in the years ended December 31, 2000, 1999 and 1998, respectively.

     Once approved, a broker may submit loan applications for prospective borrowers to Delta. To process broker submissions, Delta's broker originations area is organized by geographic regions and into teams, each consisting of loan officers and processors, which are generally assigned to specific brokers. Because Delta operates in a highly competitive environment where brokers may submit the same loan application to several prospective lenders simultaneously, Delta strives to provide brokers with a rapid and informed response. Loan officers analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within one business day. If Delta's underwriters approve the application, a "conditional approval" will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The loan officer and processor team will then work directly with the submitting broker to collect the requested information and meet all underwriting conditions. In most cases, Delta funds loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, Delta will make all reasonable attempts to ensure that there is no missing information concerning the borrower or the application that might change the decision on the loan.

     Delta compensates its loan officers, who on a loan-by-loan basis are the primary relationship contacts with the brokers, predominantly on a commission basis. All of Delta's loan officers must complete an extensive 9- to 12-month training program to attain the level of knowledge and experience integral to Delta's commitment to providing the highest quality service for brokers. Management believes that by maintaining an efficient, trained and experienced staff, it has addressed three central factors which determine where a broker sends its business: (1) the speed with which a lender closes loans, (2) the lender's knowledge concerning the broker and his business and (3) the support a lender provides. Included in this support, Delta offers fair lending training to all brokers with whom it does business.

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

     An approved correspondent was a licensed mortgage banker or savings and loan that sold loans to Delta that conformed to Delta's underwriting standards, which the correspondent had originated, processed, closed and funded in its own name. The loans were sold to Delta either on an individual flow basis or in block sales. When selling on a flow basis, a correspondent typically sought a pre-approval from Delta prior to closing the loan, and Delta approved the loan based on a partial or full credit package, stipulating any items needed to complete the package in adherence to Delta's underwriting guidelines. On a block sale, a correspondent offered a group of loans, generally loans that have not been pre-approved, to Delta for sale, and Delta purchased those loans in the block that meet Delta's underwriting criteria.

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

LOAN UNDERWRITING

     Delta provides its underwriting guidelines to all of the brokers, and prior to July 2000, to all of the correspondents who submit loans to Delta. Loan applications that Delta receives from brokers, correspondents and retail customers are classified according to particular characteristics, including but not limited to:

          o    ability to pay,
          o    credit history of the applicant,
          o    loan-to-value ratio,
          o general stability of the applicant in terms of employment history and time in residence, and
          o    condition and location of the collateral.

     Delta has established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings "A" through "D", with sub ratings within those categories. Terms of loans that Delta makes, as well as maximum loan-to-value ratios and debt-to-income ratios, vary depending on the classification of the applicant. Loan applicants with less favorable credit ratings are generally offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings. The general criteria that Delta's underwriting staff uses in classifying loan applicants are set forth below.

                          DELTA'S UNDERWRITING CRITERIA

                                       "A" RISK               "B" RISK               "C" RISK               "D" RISK
                                       --------               --------               --------               --------

Credit profile.............     Excellent credit        Good overall credit     Good to fair credit     Fair to poor credit
                                history

Existing mortgage
  history..................     Current at application  Current at application  Up to 60 days           90 days delinquent
                                time and a maximum of   application time and a  delinquent at           or more
                                two 30-day late         maximum of four 30-day  application time and
                                payments in the last    late payments in the    one 90-day late
                                12 months               last 12 months          payment in the last
                                                                                12 months

Other credit...............     Minor 30-day late       Some slow pays allowed  Slow pays, some open    Not a factor.
                                items allowed with a    but majority of credit  delinquencies allowed.  Derogatory credit
                                letter of explanation;  and installment debt    Isolated charge-offs,   must be paid with
                                no open collection      paid as agreed. Small   collection accounts or  proceeds. Must
                                accounts, charge-offs,  isolated charge-offs,   judgments case-by-case  demonstrate ability
                                judgments               collections, or                                 to pay
                                                        judgments allowed
                                                        case-by-case

Bankruptcy filings.........     Discharged more than    Discharged more than    Discharged more than    May be open at
                                three years prior to    two years prior to      one year prior to       closing, but must be
                                closing and excellent   closing and excellent   closing and good        paid off with
                                reestablished credit    reestablished credit    reestablished credit    proceeds

Debt service to
  Income ratio.............     55% or less             55% or less             55% or less             55% or less

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

(DOLLARS IN THOUSANDS)

                                            PERCENT
YEAR      CREDIT              TOTAL         OF TOTAL      WAC (1)      WLTV (2)
----      ------              -----         --------      -------      --------

2000         A            $    596,946         63.9%        10.8%        75.7%
             B                 164,024         17.6         11.7         70.2
             C                 127,041         13.6         12.6         67.3
             D                  45,427          4.9         13.8         56.9
                          ------------        -----        -----        -----
          Totals:         $    933,438        100.0%        11.4%        72.7%
                          ============        =====        =====        =====

1999         A            $    859,935         58.4%         9.8%        76.4%
             B                 298,253         20.3         10.7         72.9
             C                 245,862         16.7         11.3         69.5
             D                  67,288          4.6         13.0         57.3
                          ------------        -----        -----        -----
          Totals          $  1,471,338        100.0%        10.4%        73.7%
                          ============        =====        =====        =====

1998         A            $    990,988         57.3%         9.7%        77.0%
             B                 425,056         24.6         10.4         73.2
             C                 248,488         14.4         11.3         69.0
             D                  63,061          3.7         12.7         57.2
                          ------------        -----        -----        -----
          Totals          $  1,727,593        100.0%        10.2%        74.2%
                          ============        =====        =====        =====

_______________
(1)  Weighted Average Coupon ("WAC").
(2)  Weighted Average Initial Loan-to-Value Ratio ("WLTV").

     Delta originates mortgage loans that have amortization schedules ranging from 5 years to 30 years, generally bear interest at fixed rates and require equal monthly payments which are due as of a scheduled day of each month which is fixed at the time of origination. Substantially all of Delta's mortgage loans are fully amortizing loans. Delta primarily originates fixed rate loans that amortize over a period not to exceed 30 years. Loans that are not fully amortizing generally provide for scheduled amortization over 30 years, with a due date and a balloon payment at the end of the fifteenth year. The principal amounts of the loans originated by Delta generally range from a minimum of $10,000 to a maximum of $350,000. Delta generally does not acquire or originate any mortgage loans where the combined loan-to-value ratio exceeds 90%. The collateral securing loans acquired or originated by Delta are generally one- to four-family residences, including condominiums and townhouses, and these properties may or may not be occupied by the owner. It is Delta's policy not to accept commercial properties or unimproved land as collateral. However, Delta will accept mixed-use properties of 1-4 units where a portion of the property is used for residential purposes and the balance is used for commercial purposes, and will accept small residential multifamily properties (5 to 8 units), both at reduced loan-to-value ratios. Delta does not originate loans where any senior mortgage contains open-end advance, negative amortization or shared appreciation provisions.

     Delta's mortgage loan program includes:

          o    a full documentation program for salaried borrowers;
          o    a limited documentation program;
          o    a no-income verification program for self-employed borrowers; and
          o    a "stated" income program.

     The total monthly debt obligations, which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness, generally is 55% or less of the borrower's monthly gross income. Loans to borrowers who are salaried employees must be supported by current employment information in addition to employment history. Delta then verifies this information for salaried borrowers based on written confirmation from employers, one or more pay-stubs, recent W-2 tax forms, recent tax returns or telephone confirmation from the employer. For Delta's limited documentation program, Delta requires a job letter to be submitted which contains the same information one would find on a standard verification of employment form:

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

     Upon completion of a broker loan's underwriting and processing, the closing of the loan is scheduled with a closing attorney or agent approved by Delta. The closing attorney or agent is responsible for completing the loan closing transaction in accordance with applicable law and Delta's operating procedures. The Company requires title insurance that insures Delta's interest as mortgagee and evidence of adequate homeowner's insurance naming Delta as an additional insured party on all loans.

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

LOAN SALES

     Delta sells virtually all the loans it originates or purchases through one of two methods: (1) securitizations, which involve the private placement or public offering by a securitization trust of asset-backed pass-through securities; and (2) whole loan sales, which include the sale of blocks of individual loans to institutional or individual investors on a servicing released basis. Over the past several years, including 1999 and 1998, Delta has sold close to 100% of its loans through securitizations, with the remainder being sold on a whole loan servicing released basis. In 2000, Delta securitized approximately 90% of its loan originations and purchases and sold on a whole loan servicing released basis approximately 6% of its loan originations and purchases. The majority of the loans that Delta sold on a whole loan basis occurred in the fourth quarter of 2000, when Delta sold approximately $47 million, or 25%, of its loans production through whole loan sales, which is far greater than it had in previous quarters. Going forward, Delta expects to continue to use a combination of securitizations and whole loan sales, with the amounts of each dependent upon the marketplace and Delta's goal of maximizing earnings and liquidity.

     SECURITIZATIONS. During 2000, Delta completed four securitizations totaling $840 million. The following table sets forth certain information with respect to Delta's securitizations (all of which have been rated AAA/Aaa by S&P Fitch, and Moody's, respectively) by offering size, which includes prefunded amounts, duration weighted average pass-through rate and type of credit enhancement.

                                                                     DURATION
                                                 OFFERING SIZE    WEIGHTED AVERAGE      CREDIT
SECURITIZATION                       COMPLETED    (MILLIONS)     PASS-THROUGH RATE   ENHANCEMENT
----------------------------------   ---------   -------------   -----------------   -----------
2000-1.......................         03/30/00      $250.0             7.40%           Hybrid *
2000-2.......................         06/30/00      $275.0             7.84%           Hybrid *
2000-3.......................         09/28/00      $200.0             7.59%           Hybrid *
2000-4.......................         12/14/00      $115.0             7.22%           Hybrid *

_______________
* Senior/Sub Structure with Bond Insured AAA Tranche.

     When Delta securitizes loans, it sells a portfolio of loans to a trust (a "Home Equity Loan Trust") for a cash payment and the Home Equity Loan Trust sells various classes of pass-through certificates representing undivided ownership interests in such Home Equity Loan Trust. As servicer for each securitization, Delta collects and remits principal and interest payments to the appropriate Home Equity Loan Trust, which, in turn, passes through such payments to certificateholders. For each of the 2000 securitizations, Delta retained 100% of the interests in the residual certificates while selling the interest-only certificates for cash. Management contemplates continuing to retain residual certificates in the future as long as, in management's opinion, this practice maximizes earnings while remaining within the Company's liquidity requirements.

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

LOAN SERVICING AND COLLECTIONS

     Since its inception in 1982, Delta has serviced virtually all loans it originated or purchased. In the second quarter of 2000, however, management determined that the cash purchase premium third party servicers were willing to pay to purchase the servicing rights on Delta's newly issued securitizations was higher than the value Delta would ascribe to retaining such servicing rights. Therefore beginning in the second quarter 2000, and in each of the following two quarters in 2000, Delta sold the servicing rights on its newly issued securitizations to a third party servicer for an up-front cash purchase price.

     In the fourth quarter of 2000, management further determined that its existing portfolio became more costly to service for a variety of reasons, including: (1) higher servicing personnel costs associated with a portfolio that became increasingly more seasoned (delinquent) as Delta continued to sell its newly originated mortgage loans to the third party servicer, (2) increased monthly delinquency and servicing related advances, and (3) an inability to recognize economies of scale on a loan portfolio which was declining in size but had certain fixed costs associated with it. Consequently, Delta entered into the subservicing agreement with Ocwen (see "- Subsequent Events") in January 2001, to have Ocwen subservice its entire loan portfolio with the actual transfer date to be on or before June 1, 2001. Servicing involves, among other things, collecting payments when due, remitting payments of principal and interest, furnishing reports to the current owners of the loans, enforcing the current owners' rights with respect to the loans, including, recovering delinquent payments, instituting foreclosure and liquidating the underlying collateral, and making required monthly delinquency and servicing advances. As of December 31, 2000, Delta had a servicing portfolio of $3.3 billion.

     Until the transfer of servicing to Ocwen, Delta will continue to service all loans out of its headquarters in Woodbury, New York, utilizing LSAMS, a leading in-house loan servicing system, and FORTRACS, a default management sub-servicing system with separate "modules" for foreclosure, bankruptcy, and REO. These sub-servicing modules provide detailed tracking of all key events in foreclosure and bankruptcy on a loan-by-loan and portfolio-wide basis; the ability to track and account for all pre- and post-petition payments received in bankruptcy from the borrower and/or trustee; and the ability to monitor, market and account for all aspects necessary to liquidate an REO property after foreclosure. Information entered on FORTRACS is automatically uploaded to LSAMS on a daily basis. Further, information entered on LSAMS is automatically reflected on FORTRACS. Additionally, Delta's Management Information Systems Department has created a market value analysis program to run with LSAMS, which provides Delta with the ability to monitor its equity position on a loan-by-loan and/or portfolio-wide basis. These features have led to cost savings through greater automation and system upgrades and have helped mitigate loan losses because the Servicing Department has been able to identify problem loans earlier, allowing for earlier corrective action.

     Delta has established centralized controls and standards for the servicing and collection of mortgage loans in its portfolio. Delta revises such policies and procedures from time to time in connection with changing economic and market conditions and changing legal and regulatory requirements.

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

     Borrowers are billed on a monthly basis in advance of the due date. Collection procedures commence upon identification of a past due account by Delta's automated servicing system using Delta's proprietary payment profiling software. If timely payment is not received, LSAMS automatically places the loan in the assigned collector's auto queue and collection procedures generally are initiated on the day determined by the proprietary software to be after the borrower's typical payment date. This payment profiling allows Delta to focus its collections efforts on those borrowers who are delinquent and outside their typical payment date as opposed to those borrowers who are delinquent but typically pay on or about a specific date each month. These loans are queued automatically into LSAMS auto queue as well as into a Davox predictive dialer. The predictive dialer initiates the telephone calls and transfers the calls to a collector when a borrower is reached. If the predictive dialer determines a line is busy or receives a no answer, it automatically cycles those calls through the same day at pre-determined intervals. If the predictive dialer contacts an answering machine, an automated message is left. The account remains in the queue unless and until payment is received, at which point LSAMS automatically removes the loan from the collector's auto queue until the next payment profile pattern is broken. In the case of seriously delinquent accounts, collection calls can begin as soon as two days after the payment due date.

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

     On or about the ninety-first day of delinquency, the loan is referred to the loss mitigation department. This department is comprised of the collectors with the ability to negotiate payment plans, deeds in lieu, short sales and other cures. If their efforts also have been exhausted without success, the loss mitigation representative responsible for the account recommends the loan be sent to foreclosure at one of several foreclosure committee meetings held each month. The foreclosure committee is comprised of the loss mitigation representative, the foreclosure department manager and two members of the executive department. This meeting is held to determine whether foreclosure proceedings are appropriate, based upon the analysis of all relevant factors, including a market value analysis, reason for default and efforts by the borrower to cure the default.

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

     Following the transfer to Ocwen, Ocwen will perform all servicing functions and Delta will discontinue its Servicing Operations, laying off the majority of the Servicing employees, and give back the entire leased premises to the Landlord.

DELINQUENCY AND LOSS EXPERIENCE

     The following table sets forth information relating to the delinquency and loss experience of the mortgage loans serviced by Delta (primarily for the securitization trusts) for the periods indicated. Delta is not the holder of the securitization loans, but generally holds residual or interest-only certificates of the trusts, as well as the servicing rights, each of which may be adversely affected by mortgage loan defaults. (See "-Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Accounting Considerations"). Following the transfer of a majority of Delta's Residual Assets in connection with the anticipated consummation of the Second Debt Restructuring in 2001, and anticipated sales of certain other Residual Assets for a cash purchase price, Delta will no longer be the holder of the vast majority of the residual and interest-only certificates of the trusts that own the loans, the performance of which is reflected in the table:

                                                                       YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2000            1999            1998
                                                                ----            ----            ----
                                                                       (DOLLARS IN THOUSANDS)
Total Outstanding Principal Balance
   (at period end)....................................      $ 3,312,582     $ 3,631,830     $ 2,950,435
Average Outstanding (1)...............................      $ 3,638,398     $ 3,362,377     $ 2,436,343
DELINQUENCY (at period end) 30-59 Days:
   Principal Balance..................................        $ 238,047       $ 208,302       $ 153,726
   Percent of Delinquency (2).........................            7.19%           5.73%           5.21%
60-89 Days:
   Principal Balance..................................        $ 110,730       $  83,000       $  50,034
   Percent of Delinquency (2).........................            3.34%           2.28%           1.70%
90 Days or More:
   Principal Balance..................................        $  69,802       $  56,435       $  47,887
   Percent of Delinquency (2).........................            2.11%           1.55%           1.62%
Total Delinquencies:
   Principal Balance..................................        $ 418,579       $ 347,737       $ 251,647
   Percent of Delinquency (2).........................           12.64%           9.56%           8.53%
FORECLOSURES
   Principal Balance..................................        $ 206,281       $ 185,843       $ 145,679
   Percent of Foreclosures by Dollar (2)..............            6.23%           5.11%           4.94%
REO
   Principal Balance..................................        $  57,981       $  36,663       $  18,811
   Percent of REO.....................................            1.75%           1.01%           0.64%
Net Gains/(Losses) on liquidated loans................        $  28,918       $ (14,722)      $  (8,704)
Percentage of Net Gains/(Losses) on liquidated
   loans (based on Average Outstanding Balance).......           (0.79%)         (0.44%)         (0.36%)

_______________
(1) Calculated by summing the actual outstanding principal balances at the end of each month and dividing the total by the number of months in the applicable period.
(2) Percentages are expressed based upon the total outstanding principal balance at the end of the indicated period.

COMPETITION

     As an originator of mortgage loans, Delta faces intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than Delta. Competition can take many forms, including interest rates and costs of the loan, convenience in obtaining a loan, service, and marketing and distribution channels. Furthermore, the level of gains realized by Delta and its competitors on the sale of the type of loans originated and purchased has attracted additional competitors into this market with the effect of lowering the gains that may be realized by Delta on future loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions giving companies with greater volumes of originations a competitive advantage.

     Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors who have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit Delta's borrowers to refinance their loans. During economic slowdowns or recessions, Delta's borrowers may have new financial difficulties and may be receptive to offers by Delta's competitors.

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

     In September 1999, Delta settled allegations by the New York State Banking Department and a lawsuit by the New York State Office of the Attorney General alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, has implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and has created a fund financed by the grant of 525,000 shares of Delta Financial's common stock. The proceeds of the fund will be used, for among other things, to compensate certain borrowers and for a variety of consumer educational and counseling programs.

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

ENVIRONMENTAL MATTERS

     To date, Delta has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. In the ordinary course of its business, Delta from time to time forecloses on properties securing loans. Although Delta primarily lends to owners of residential properties, there is a risk that Delta could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition by Delta, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owners or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

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

ITEM 3. LEGAL PROCEEDINGS

     Because the nature of Delta's business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, Delta is subject, in the normal course of business, to numerous claims and legal proceedings. Delta's lending practices have been the subject of several lawsuits styled as class actions and of investigations by various regulatory agencies including the New York State Banking Department (the "NYSBD"), the Office of the Attorney General of the State of New York (the "NYOAG") and the United States Department of Justice (the "DOJ"). The current status of these actions is summarized below.

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

     o In or about March 1999, Delta received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (1) unjust enrichment, (2) fraud, and (3) deceptive trade practices. In April 1999, Delta filed an answer to the complaint. In September 1999, Delta filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, Delta filed a motion to change venue and plaintiffs opposed the motion. In July 1999, the Court denied the motion to change venue. Delta appealed and in March 2000, the Appellate Court granted Delta's appeal to change venue from New York County to Nassau County. In August 1999, plaintiffs filed a motion for class certification, which Delta opposed in July 2000. In or about September 2000, the Court granted plaintiffs' motion for class certification, from which Delta filed a Notice of Appeal. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

     o In or about August 1999, the NYOAG filed a lawsuit against Delta alleging violations of (a) RESPA (by paying yield spread premiums),
          (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Lawss.296-a, and
          (e) New York Executive Lawss.63(12). In September 1999, Delta and the NYOAG settled the lawsuit, as part of a global settlement by and among Delta, the NYOAG and the NYSBD, evidenced by that certain (a) Remediation Agreement by and between Delta and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta will, among other things, implement agreed upon changes to its lending practices; provide reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and create a fund of approximately $4.75 million to be financed by the grant of 525,000 shares of Delta Financial's common stock valued at a constant assumed priced of $9.10 per share, which approximates book value. The proceeds of the fund will be used, among other things, to pay borrowers and for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against Delta.

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

2000                                                        HIGH         LOW
----                                                        ----         ---
First Quarter ......................................     $  4.13     $  2.00
Second Quarter......................................        2.31        1.25
Third Quarter.......................................        1.63        0.50
Fourth Quarter......................................        0.69        0.22

1999                                                        HIGH         LOW
----                                                        ----         ---
First Quarter ......................................     $  8.25     $  4.75
Second Quarter......................................        8.13        4.88
Third Quarter.......................................        7.81        5.00
Fourth Quarter......................................        5.06        3.63

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                        2000        1999         1998         1997          1996
                                                        ----        ----         ----         ----          ----
Income Statement Data:                                      (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
   Revenues:
     Net gain on sale of mortgage loans......        $ 47,550      78,663       91,380       85,890       46,525
     Interest................................          32,287      31,041       12,458       22,341       16,372
     Servicing fees..........................          14,190      16,341       10,464        7,511        5,368
     Origination fees........................          24,944      28,774       25,273       18,108        5,266
     Total revenues..........................         118,971     154,819      139,575      133,850       73,531

   Expenses:
     Payroll and related costs...............          56,525      65,116       56,709       41,214       17,633
     Interest................................          30,386      26,656       30,019       19,964       11,298
     General & administrative................          94,685      55,318       34,351       21,522       11,112
         Total expenses......................         181,596     147,090      121,079       82,700       40,043
   Income (loss) before income tax expense
     (benefit) and extraordinary item........         (62,625)      7,729       18,496       51,150       33,488
   Provision for income tax expense (benefit)         (13,208)      3,053        7,168       20,739        9,466

   Income (loss) before extraordinary item...         (49,417)      4,676       11,328       30,411       24,022
   Extraordinary item:
     Gain on extinguishment of debt..........              --          --           --           --        3,168
   Net income (loss).........................        $(49,417)      4,676       11,328       30,411       27,190

Pro forma information (1)(2):
   Provision for pro forma income tax expense
     before extraordinary item...............              --          --           --           --       14,400

   Pro forma income (loss) before
     extraordinary item......................         (49,417)      4,676       11,328       30,411       19,088
   Per share data (1)(3):
     Earnings (loss) per common share -
       basic and diluted.....................        $  (3.10)       0.30         0.74         1.98         1.46

     Weighted average number of
       shares outstanding....................      15,920,869  15,511,214   15,382,161   15,359,280   13,066,485


Selected Balance Sheet Data:
   Loans held for sale, net..................        $ 82,698      89,036       87,170       79,247       82,411
   Capitalized mortgage servicing rights.....              --      45,927       33,490       22,862       11,412
   Interest-only and residual certificates...         216,907     224,659      203,803      167,809       83,073
   Total assets..............................         452,697     556,835      481,907      393,232      231,616
   Senior notes, warehouse financing and
     other borrowings........................         238,203     258,493      229,660      177,540       95,482
   Investor payable..........................          69,489      82,204       63,790       40,852       20,869
   Total liabilities.........................         354,973     409,694      344,219      266,779      138,098
   Stockholders' equity......................          97,724     147,141      137,688      126,453       93,518

_______________
(1) Figures for December 31, 2000,1999, 1998 and 1997 are actual; pro forma presentation for the year 1996.
(2) Prior to October 31, 1996, Delta Funding (a wholly owned subsidiary) was treated as an S corporation for Federal and state income tax purposes. The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation at an assumed tax rate of 43%.
(3) Pro forma earnings per common share has been computed by dividing pro forma net income by the sum of (a) 10,653,000 shares of the Company's common stock received by the former shareholders in exchange for their shares of Delta Funding, and (b) the effect of the issuance of 1,976,182 shares of the Company's common stock issued in the Company's initial public offering to generate sufficient cash for certain S corporation distributions paid to the former shareholders, which shares are treated as if they had always been outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements set forth therein.

GENERAL

     Delta, through its wholly owned subsidiaries, engages in the consumer finance business by originating, acquiring, selling and servicing non-conforming home equity loans. Throughout its 19 years of operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios for such purposes as debt consolidation, home improvement, mortgage refinancing or education.

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

     In March 2000, the Company finalized its settlement with the U.S. Department of Justice (the "DOJ"), completing its global settlement with the NYSBD and the NYOAG. The FTC and HUD also signed the DOJ settlement, which parallels the NYSBD and NYOAG settlement agreements. See "- Legal Proceedings" for a discussion of the settlement.

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

     Also in August 2000, the Company announced an agreement to modify the Senior Notes (the "Debt Modification"). With the consent of greater than fifty percent of its Senior Note holders, the Company modified a negative pledge covenant contained in the Senior Notes Indenture. The negative pledge had previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certificates (the "Residual Assets"). In consideration for the Senior Noteholders' consent, the Company agreed, through an exchange offer (the "Exchange Offer"), to offer current Senior Noteholders the option of exchanging their then existing Senior Notes for
(a) new senior secured notes (the "Senior Secured Notes") and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Senior Secured Notes have the same coupon, face amount and maturity date as the Senior Notes and, up until the Second Debt Restructuring (see "- Subsequent Events" below), were secured by at least $165 million of the Company's Residual Assets. The Exchange Offer was consummated in December 2000, with holders of greater than $148 million of Senior Notes tendering in the exchange. The Company recorded a $3.1 million pre-tax charge in the third quarter of 2000 related to professional fees incurred in connection with the Debt Modification.

SUBSEQUENT EVENTS

     Although the Company had taken the steps in 2000 described above to improve operating efficiencies and to address its negative cash flow from operations, management believed that additional steps were necessary to permit Delta to continue as a going concern. Management's principal concerns were:

          o the burden imposed upon the Company by its ongoing monthly delinquency and servicing advance requirements as servicer (the "Securitization Advances"),

          o the high cost of servicing a seasoned loan portfolio, including the capital charges associated with making Securitization Advances,

          o the Company's ability to make timely interest payments on the Senior Secured Notes, and

          o its ability to effectuate a successful business model given the overhang of corporate ratings of "Caa2" by Moody's and "CC" by Fitch.

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

     The Company believes that, upon consummation of the Second Exchange Offer (which requires the consent of at least 90-95% of the holders), Moody's and Fitch will withdraw their corporate ratings on the Company, as the underlying debt will have been largely extinguished.

     In March 2001, in connection with the Second Debt Restructuring, the Company entered into a sale agreement to sell five of its residual certificates for a $15 million cash purchase price. As customary with sales of similar assets, the cash settlement does not occur until the pools of mortgages underlying such residual certificates are transferred to an agreed upon servicer to service the pool of mortgage loans for the purchaser of such residuals. The purchasers of these five residuals have provided bridge financing, in the form of residual financing, of approximately $9.6 million. The remainder of the purchase price will be paid to the Company upon the transfer of servicing to Ocwen. The Company will use the proceeds from the residual financing and subsequent sale for working capital. These residual certificates are being sold at a significant discount to the Company's book value for such certificates and, as such, the Company expects to record an approximately $27 million pre-tax non-cash charge in the first quarter of 2001.

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

     Also in January 2001, the Company announced that it received notification from the New York Stock Exchange ("NYSE") that it has fallen below the continued listing standards of the NYSE. The Company currently does not meet the NYSE's continued listing standards requiring the maintenance of a minimum of $15 million in market capitalization over a 30-day trading period and the maintenance of a minimum share price of $1 over a 30-day trading period. In accordance with the rules of the NYSE, the Company has supplied the NYSE with its business plan to promptly address the market capitalization and minimum share price issues. There can be no assurance, however, that the Company will be successful in meeting those requirements on a continuing basis. If the Company is delisted from the NYSE, it will apply for quotation, and would expect its Common Stock to trade, on the OTC Bulletin Board.

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

     The Company's net investment in the pool of loans sold at the date of the securitization represents the amount originally paid to originate or acquire the loans adjusted for (1) any direct loan origination costs incurred (an increase) and loan origination fees received (a decrease) in connection with the loans, which are treated as a component of the initial investment in loans, and (2) the principal payments received, and the amortization of the net loan fees or costs, during the period the Company held the loans prior to their securitization. The Company's investment in the loans also reflects adjustments for any gains (a decrease in the investment) or losses (an increase in the investment) the Company has incurred on treasury rate lock contracts (or similar hedging strategies) which the Company has typically used to hedge against the effects of changes in interest rates during the period it holds the loans prior to their securitization. (See "- Hedging.")

     Upon the securitization of a pool of loans, the Company (1) recognizes in income, as origination fees, the unamortized origination fees included in the investment in the loans sold, and (2) recognizes a gain on sale of loans equal to the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record interest-only and residual certificates and mortgage servicing rights received in the securitization. The majority of the net gain on sale of mortgage loans results from the fair value of the interest-only and residual certificates retained by the Company in a securitization for each period and the market value of the interest-only certificates sold in connection with each securitization.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

GENERAL

     The Company reported a net loss for the year ended December 31, 2000 of $49.4 million, or $3.10 per share, compared to net income of $4.7 million, or $0.30 per share, for the year ended December 31, 1999. Excluding certain non-recurring items, the Company would have reported net loss of $0.4 million, or $0.02 per share, for the year ended December 31, 2000. These non-recurring items related to

          o the write-down of the Company's capitalized mortgage servicing rights based upon the Company's realization, in connection with the bidding process that led to the subservicing agreement with Ocwen, that it could not sell its existing loan servicing portfolio for a premium,

          o a reduction in the carrying value of a portion of the Company's residual certificates related to an increase in the discount rate of such certificates included in the Company's NIM Transaction,

          o the write-down of the Company's goodwill relating to the 1997 purchase of Fidelity Mortgage,

          o    costs associated with the Company's NIM transaction in November
               2000,

          o    restructuring and debt modification charges, and

          o non-recurring income associated with the sale of one of the Company's domain names.

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

     Net gain on sale of mortgage loans decreased $31.1 million, or 40%, to $47.6 million for the twelve months ended December 31, 2000, from $78.7 million for the comparable period in 1999. This decrease was primarily due to

          o    a 40% decrease in the amount of loans securitized or sold,

          o a revision to the Company's loan loss reserve assumption in the fourth quarter of 1999 (see "-Fair Value Adjustment"), and

          o a revision to the Company's annual discount rate in the fourth quarter of 2000 (see "-Fair Value Adjustment").

     The decrease was partially offset by

          o a higher gross excess spread expected to be earned over the life of the loans as calculated by the weighted average coupon on the pool of mortgage loans securitized less the total cost of funds on the securitization,

          o the Company not executing a securitization in the third quarter of 1999 and instead opting to sell its loan production into a conduit facility, where the net gain on sale was lower than if the Company would have sold its loans through securitization, and

          o lower aggregate premiums paid to acquire loans, resulting from both a decrease in amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents. The Company also lowered its prepayment speed assumptions in the third quarter of 2000, while at the same time increased its loss reserve initially established for both fixed and adjustable-rate loans sold to the securitizations trusts (see "Fair Value Adjustment"). The changes largely offset each other and, therefore, did not materially affect net gain on sale of mortgage loans. The weighted average net gain on sale ratio was 5.9% for the year ended December 31, 2000 compared to 5.4% for the comparable period in 1999.

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

     Interest income increased $1.3 million, or 4%, to $32.3 million for the twelve months ended December 31, 2000, from $31.0 million for the comparable period in 1999. The increase was primarily due to the Company utilizing a mortgage loan conduit (special purpose vehicle) prior to securitization in 1999
- in which the Company earns and records the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses - that it did not use at all in 2000.

     SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights (see "--Certain Accounting Considerations"), and (2) prepaid interest shortfalls.

     Servicing fees decreased $2.1 million, or 13%, to $14.2 million for the twelve months ended December 31, 2000, from $16.3 million for the comparable period in 1999. The decrease in servicing income is primarily due to (1) lower ancillary fees collected (primarily prepayment penalties as mortgage loan prepayments were comparably lower in 2000) and (2) lower servicing fees collected due to a more seasoned (I.E., more delinquent) portfolio in 2000, due in part to the Company's sales of servicing rights on $590 million of newly originated or purchased mortgage loans securitized in 2000.

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

EXPENSES

     Total expenses increased by $34.5 million, or 23%, to $181.6 million for the twelve months ended December 31, 2000, from $147.1 million for the comparable period in 1999. This was primarily the result of (1) the complete write down of the Company's capitalized mortgage servicing rights of $38.2 million, (2) non-recurring charges related to the Corporate Restructuring and Debt Modification in the third quarter of 2000 of $6.7 million and $3.1 million, respectively, and (3) a write-down of goodwill in the fourth quarter of 2000 of $1.8 million. This was partially offset by a decrease in general and administrative costs (primarily relating to the $12 million the Company expensed in the twelve months ended December 31, 1999, for the settlement entered into by the Company with the NYSBD, NYOAG and DOJ) and a decrease in personnel costs attributable to the Company's initiative to lower costs through its corporate restructuring in the third quarter of 2000 that included a workforce reduction.

     PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs decreased by $8.6 million, or 13%, to $56.5 million for the twelve months ended December 31, 2000, from $65.1 million for the comparable period in 1999. The decrease was primarily the result of (1) a lower number of employees in 2000 compared to 1999 relating to the Company's restructuring in the third quarter of 2000 (see "- Corporate Restructuring and Debt Modification"), and (2) due to a lower amount of commissions paid on a lower amount of originations in 2000 compared to 1999. As of December 31, 2000, the Company employed 851 full- and part-time employees, compared to 1,134 full- and part-time employees as of December 31, 1999.

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

     RESTRUCTURING AND OTHER SPECIAL CHARGES. In the fourth quarter of 2000, the Company recorded a $38.2 million write-down of its capitalized mortgage servicing rights coupled with a $1.6 million write-down of other servicing receivable assets. In the third quarter of 2000, the Company recorded $3.1 million of debt modification charges primarily related to legal fees, and senior note holder's financial advisor fees associated with the Debt Modification and proposed Exchange Offering. Also, in the third quarter of 2000, the Company recorded $6.7 million of charges related to the restructuring of its operations. These charges primarily relate to employee severance associated with the layoffs, a reduction to goodwill and office equipment write-offs (see "-Corporate Restructuring and Debt Modification").

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

     Interest-only and residual certificates decreased $7.8 million, or 3%, to $216.9 million at December 31, 2000, from $224.7 million at December 31, 1999. This decrease is primarily attributable the Company's valuation adjustment related to a reduction in the present value of the Company's residual certificates in the fourth quarter of 2000 due to a discount rate increase (1) to 13% from 12% (see "-Fair Value Adjustments") on all senior residuals (I.E., those not underlying the NIM Transaction) in the fourth quarter of 2000, and (2) with respect to the six residuals underlying the NIM Transaction issued in the fourth quarter 2000, to 18% from 12% in the third quarter of 2000. This was partially offset by the Company's receipt of residual certificates valued and recorded at $32.7 million from loans securitized during the twelve months ended December 31, 2000.

     Equipment, net, decreased $6.7 million, or 31%, to $15.0 million at December 31, 2000, from $21.7 million at December 31, 1999. This decrease is primarily attributable to the Company's write-down of its assets related to the previously announced restructuring of its operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has primarily operated on a negative cash flow basis in the past and anticipates that it will continue to have a negative operating cash flow for the foreseeable future due primarily to

          o the costs of maintaining its servicing operations until servicing is transferred to Ocwen,

          o the costs of its loan originations operations, which currently exceed the cash proceeds generated from (a) up front origination fees earned on closed loans and (b) the Company's selling loans through securitization or on a whole loan basis, and

          o lower projected aggregate cash inflows from the Company's retained interest-only and residual certificates.

     Cash inflows from the retained interest-only and residual certificates are projected to be lower because

          o the Company sold its right to receive a portion of the cash flows from several residual certificates in connection with its NIM Transaction, completed in the fourth quarter of 2000, for which it received an up-front cash purchase price,

          o the Company pledged its right to receive a portion of the cash flows from several other residual certificates in connection with residual financing that the Company received in the first quarter of 2001, for which it also received up front cash proceeds,

          o expected timing differences between the Company's retained interests in (A) older securitization trusts generating less cash flows per month per deal as the related mortgage pool pays down and (B) newer securitization trusts not yet cash flowing until initial reserve requirements are satisfied, and

          o the Company agreed to transfer the vast majority of its retained interest-only and residual certificates (currently securing the Senior Secured Notes) into a Liquidating Trust for the benefit of the Senior Secured Noteholders, in accordance with the exchange offer contemplated by the Second Debt Restructuring, in which the cash flows from such interest-only and residual certificates will be paid over to the Liquidating Trust commencing in July 2001. (See "-Debt and Restructuring Modification").

     The Company believes that its negative cash flow may be somewhat offset in future quarters by

          o the Company's continued concentration on its less cash-intensive broker and retail originations,

          o the transfer of servicing to Ocwen, which removes the Company's monthly delinquency and servicing advance obligations,

          o the proposed extinguishment of the Company's high yield debt if the Second Exchange Offer is successful and approximately $14 million of annual coupon interest payments upon consummation of the Second Exchange Offer,

          o its recent history of utilizing securitization structures that have allowed the Company to sell senior interest-only certificates and/or mortgage servicing rights for an up front cash purchase price, and

          o the continued strategy of selling whole loans for an up-front cash purchase price.

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

     In 2000, the Company completed three securitizations of interest (delinquency) and servicing advances (the "Advance Securitizations"), in which the Company sold its rights to reimbursement of its outstanding delinquency and servicing advances on specific REMIC securitizations for a cash purchase price. The Company used the cash proceeds from the Advance Securitizations to (1) repay a $25 million working capital sub-line of its bank syndicate warehouse facility that expired in June 2000, which was secured by the Company's monthly delinquency and servicing advances prior to the Advance Securitizations, and (2) finance operations, including the funding of new delinquency and servicing advances. Delta's subservicing agreement with Ocwen provides for Ocwen to purchase the delinquency and servicing advances that Delta has made in its capacity as servicer. In that regard, in March 2001, the Company sold its right to reimbursement for certain servicing advances to Ocwen, and used the proceeds of which to simultaneously repurchase the corresponding Advance Securitization. The Company expects to sell its remaining delinquency and servicing advance receivables to Ocwen, in accordance with the subservicing agreement, in connection with which the remaining two Advance Securitizations will be terminated.

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

     As part of its Second Debt Restructuring, the Company obtained approximately $2.5 million of residual financing secured by certain of its residual certificates at the time of the signing of the Letter of Intent in February 2001. The Company received an additional approximately $7.1 million of residual financing secured by certain additional residual certificates following the consummation of the Consent Solicitation and the execution of the Third Supplemental Indenture in March 2001. Also in March 2001, the Company entered into a sale agreement to sell five of its residual certificates for a $15 million cash purchase price. As customary with sales of similar assets, the cash settlement does not occur until the pools of mortgages underlying such residual certificates are transferred to an agreed upon servicer to service the pool of mortgage loans for the purchaser of such residuals. The purchasers of these five residuals provided bridge financing, in the form of the residual financing described above, which currently represents approximately 64% of the cash purchase price. The Company will use the proceeds from this residual financing and subsequent sale for working capital. These residual certificates are being sold at a significant discount to the Company's book value for such certificates and, as such, the Company expects to record an approximately $27 million pre-tax non-cash charge in the first quarter of 2001.

     The Company's current primary cash requirements will be the funding of

          o    loan originations pending their pooling and sale,
          o    ongoing administrative and other operating expenses, and
          o    its servicing operation until servicing is transferred to Ocwen.

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

INTEREST RATE RISK

     The Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities, commercial paper rates and the London Inter-Bank Offered Rate ("LIBOR"). The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could affect adversely the Company's ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the Company's loan servicing portfolio. To the extent servicing rights and interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such servicing rights and interest-only and residual certificates, adversely impacting the Company's earnings. As previously discussed, the fair value adjustments that the Company recorded in the second quarter of 1998 were primarily attributable to the Company's change in prepayment assumptions to reflect higher than originally anticipated rates of prepayments (see "--Fair Value Adjustments"). In an effort to mitigate the effect of interest rate risk, the Company periodically reviews its various mortgage products and identifies and modifies those that have proven historically more susceptible to prepayments. However, there can be no assurance that such modifications to its product line will mitigate effectively interest rate risk in the future.

     Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can affect adversely the Company by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, which decreases the value of the residual assets received by the Company in connection with a securitization.

     Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities, although the Company undertakes to hedge its exposure to this risk by using treasury rate lock contracts and/or FNMA mortgage securities. (See "--Hedging"). Fluctuating interest rates also may affect net interest income as certain of the Company's asset-backed securities are priced based on one-month LIBOR, but the collateral underlying such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months - which creates basis risk (See "--Fair Value Adjustments").

HEDGING

     The Company originates and purchases mortgage loans and then sells them through a combination of whole loan sales and securitizations. Between the time the Company originates the mortgage and sells the mortgage loan in the secondary market, the Company may hedge the risk of fluctuations in interest. The risk to the Company begins after the Company originates or purchases mortgage loans and prior to selling or securitizing such mortgage loans. Since the Company has closed and funded a mortgage loan at a specified interest rate and recorded an expected gain at the time of sale of that mortgage loan, the Company is exposed to a higher interest rate environment due to market conditions. A higher interest rate market implies a higher cost of funds to the Company which decreases the net spread the Company would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result the Company may experience a lower gain on sale.

     The Company's cost of funds generally has two components, the Treasury rate with a similar duration and average life and the spread to Treasuries or profit margin required by the investors. Delta previously had used a "Treasury Rate Lock" to hedge its cost of funds exposure. However, in the third quarter of 1998 and again in the second quarter of 1999, asset-backed investors demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities, which resulted in a hedge loss to Delta that was not offset by a higher gain on sale. In response, beginning in the fourth quarter 2000, management implemented a new hedging strategy that involves selling 15-year FNMA mortgage securities ("FNMA Securities"), in lieu of treasury rate lock contracts. Delta believes FNMA Securities are more similarly correlated to its mortgage loans because both are considered "spread product" - the FNMA Securities incorporate both an underlying treasury rate with similar duration to the Company's mortgage loans plus a general spread meant to take into account additional risks such as early repayment or extension risk, etc. - that management believes make them more likely to respond similarly to a change in interest rates than AAA United States Treasury securities ("U.S. Treasuries"), which do not have a "spread" component. While neither of the above are perfect hedges, FNMA securities have demonstrated a closer correlation to the Company's cost of funds over the past few years, especially during periods of high interest rate volatility and market uncertainty. The nature and quantity of hedging transactions are determined by the Company based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into these hedging strategies through one of its warehouse lenders and/or one of the investment bankers, which underwrite the Company's securitizations. These strategies are designated as hedges in the Company's books and records and are closed out when the associated loans are sold.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company originates and purchases mortgage loans and then sells the mortgage loans through a combination of whole loan sales and securitizations. As a result, the primary market risk to which the Company is subject to interest rate risk. In turn, interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the Company's control. Changes in the general interest rate levels between the time the Company originates or purchases mortgage loans and the time the Company sells such mortgage loans in securitization transactions can affect the value of the Company's mortgage loans held for sale and, consequently, the Company's net gain on sale revenue by affecting the "excess spread" between the interest rate on the mortgage loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by the securitization trusts. If interest rates rise between the time the Company originates or purchases the loans and the time the Company sells the loans in a securitization transaction, the excess spread generally narrows, resulting in a loss in value of the loans and a lower net gain on sale for the Company. Since the Company closes and funds mortgage loans at a specified interest rate with an expected gain on sale to be booked at the time of their sale, the Company's exposure to decreases in the fair value of the mortgage loans arises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in a higher cost of funds for the Company. This decreases both the fair value of the mortgage loans, and the net spread the Company earns between the mortgage interest rate on each mortgage loan and the Company's cost of funds under available warehouse lines of credit used to finance the loans prior to their sale in a securitization transaction. As a result the Company may experience a lower gain on sale.

     Many factors can affect the average life and duration of the excess cashflow including, without limitation, the structure and credit enhancement used in a particular securitization, the Company's prepayment, loss and discount rate assumptions, and the spread over treasuries demanded by asset-backed investors who purchase the Company's asset-backed securities. However, based on gain on sale assumptions the Company uses to determine fair value, the duration of the excess cashflow is 2.65 years. The following table illustrates the impact on the Company's earnings resulting from a hypothetical 10 basis point change in interest rates. Historically, such a basis point increase has resulted in an approximately 10 basis point change in the excess spread or "yield." The product of 10 basis points in yield (0.1%) and the duration of 2.65 years equals a 26.5 basis point or 0.265% change in the net gain on sale as shown below.

                       10 BASIS POINT DECREASE              10 BASIS POINT INCREASE
     DESCRIPTION          IN INTEREST RATES        BASE        IN INTEREST RATES
---------------------- ----------------------- ------------ -----------------------
Securitization Amount       $100,000,000       $100,000,000      $100,000,000

  Net Gain on Sale %           5.265%              5.00%            4.745%

       Net Gain              $5,265,000         $5,000,000        $4,745,000

     At December 31, 2000, the sensitivity of the estimated fair value of our retained interests caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value are shown below:

                                          Fair value of            Impact to
      (Dollars in thousands)             residual assets           earnings
--------------------------------         ---------------          -----------

Fair value as of 12/31/00:                  $ 216,907             $      --
10% increase in prepayment speed              194,319                22,588
20% increase in prepayment speed              176,239                40,668

10% increase in credit losses                 204,350                12,557
20% increase in credit losses                 192,635                24,272

10% increase in discount rates                195,402                21,505
20% increase in discount rates                190,847                26,060

     These sensitivities are hypothetical and are presented for illustrative purposes only. Changes in the fair value resulting from a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the resulting change in fair value may not be linear. Each change in assumptions presented above was calculated independently without changing any other assumption. However, in reality, changes in one assumption may result in changes in another assumption, which may magnify or counteract the sensitivities. For example, a change in market interest rates may simultaneously impact prepayment speeds, credit losses and the discount rate.

     To reduce its financial exposure to changes in interest rates, the Company generally hedges its mortgage loans held for sale. (See "-Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging"). Management determines, at its discretion, whether to hedge the fair value of its mortgage loans held in inventory pending sale. Historically, the Company's objective has been to hedge against changes in the fair value of its mortgage loans during periods of uncertainty or volatility. Prior to the fourth quarter of 2000, Delta had used "Treasury Rate Locks" to hedge the fair value and cost of funds exposure. However, in the third quarter of 1998 and again in the second quarter of 1999, asset-backed investors demanded substantially wider spreads over treasuries for the asset-backed securities issued in our securitization transactions. These rates were significantly higher than historic rates for newly issued asset-backed securities. This difference resulted in a hedge loss to the Company that was not offset by a higher gain on sale. Beginning in the fourth quarter of 2000, management decided that a more appropriate hedging strategy would be to short sell 15-year FNMA mortgage securities ("FNMA Securities"), instead of using treasury rate lock contracts. This change in hedging strategy was based on our belief that changes in the fair value of FNMA Securities would be more closely correlated to changes in the fair value of our mortgage loans because both are considered "spread product." The FNMA Securities incorporate both an underlying treasury rate with similar duration to the Company's mortgage loans and a general spread meant to take into account additional risks such as early repayment or extension risk. Management believes that these factors make the FNMA Securities more likely to react to a change in interest rates in the same fashion that our mortgage loans than would AAA-rated United States Treasury securities ("U.S. Treasuries"), which do not have a "spread" component. Neither the FNMA Securities nor the U.S. Treasuries are perfect hedging vehicles; however, FNMA securities have demonstrated a closer correlation to the Company's fair value exposure, and cost of funds over the past few years, especially during periods of high interest rate volatility and market uncertainty.

     The Company makes decisions concerning the nature of its hedging transactions based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company may enter into these hedging strategies through one of its warehouse lenders and/or an investment bank that underwrites the Company's securitizations. The Company will review continually the frequency and effectiveness of its hedging strategy to mitigate risk pending a securitization or loan sale.

     If a hedging transaction is deemed to be appropriate, and can be properly documented and mathematically shown to meet the appropriate effectiveness criteria, the Company will account for these hedges as Fair Value hedges in accordance with SFAS No. 133, as amended. Under SFAS No. 133 changes in the fair value of both the derivative and hedged mortgage loans will be recorded through earnings-offsetting each other for the effectiveness of the hedge, with the ineffective portion of the fair value changes recorded in earnings with no corresponding offset. The Company adopted SFAS No. 133 as of January 1, 2001, and understands the transition date for SFAS No. 133 to be December 31, 2000.

     For the twelve months ended December 31, 2000 and 1999, the Company recorded a hedge loss of $2.1 million and a hedge gain of $3.3 million respectively, which largely offset a change in the value of mortgage loans being hedged, as part of its gain on sale of loans (prior to the adoption of SFAS No.
133). As of December 31, 2000, the Company had no derivative instruments or hedging relationships of any kind outstanding.

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


/s/  KPMG LLP


Melville, New York
March 29, 2001

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

(DOLLARS IN THOUSANDS)                                            2000       1999
-----------------------------------------------------------------------------------
ASSETS
Cash and interest-bearing deposits..........................  $  62,270      69,557
Accounts receivable.........................................     21,954      32,367
Loans held for sale, net....................................     82,698      89,036
Accrued interest receivable.................................     10,388      63,309
Capitalized mortgage servicing rights.......................          -      45,927
Interest-only and residual certificates.....................    216,907     224,659
Equipment, net..............................................     15,034      21,721
Prepaid and other assets....................................     37,846      10,259
Deferred tax asset, net.....................................      5,600           -
-----------------------------------------------------------------------------------
     Total assets...........................................  $ 452,697     556,835
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable................................................  $     927       1,195
Warehouse financing and other borrowings....................     88,632     109,019
Senior Notes................................................    149,571     149,474
Accounts payable and accrued expenses.......................     33,414      43,607
Investor payable............................................     69,489      82,204
Advance payment by borrowers for taxes and insurance........     12,940      13,784
Deferred tax liability......................................          -      10,411
-----------------------------------------------------------------------------------
     Total liabilities......................................  $ 354,973     409,694
-----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Capital stock, $.01 par value. Authorized 49,000,000
   shares; 16,000,549 shares issued and 15,883,749 shares
   outstanding at December 31, 2000 and December 31, 1999...        160         160
Additional paid-in capital..................................     99,472      99,472
Retained earnings (deficit).................................       (590)     48,827
Treasury stock, at cost (116,800 shares)....................     (1,318)     (1,318)
-----------------------------------------------------------------------------------
     Total stockholders' equity.............................     97,724     147,141
-----------------------------------------------------------------------------------
     Total liabilities and stockholders' equity.............  $ 452,697     556,835
-----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31, 2000, 1999 and 1998

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                     2000          1999          1998
--------------------------------------------------------------------------------------------------
REVENUES:
   Net gain on sale of mortgage loans.....................     $  47,550       78,663       91,380
   Interest...............................................        32,287       31,041       12,458
   Servicing fees.........................................        14,190       16,341       10,464
   Origination fees and other income......................        24,944       28,774       25,273
--------------------------------------------------------------------------------------------------
     Total revenues.......................................       118,971      154,819      139,575
--------------------------------------------------------------------------------------------------
EXPENSES:
   Payroll and related costs..............................        56,525       65,116       56,709
   Interest expense.......................................        30,386       26,656       30,019
   General and administrative.............................        45,066       55,318       34,351
   Restructuring and other special charges................        49,619            -            -
--------------------------------------------------------------------------------------------------
     Total expenses.......................................       181,596      147,090      121,079
--------------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit).........       (62,625)       7,729       18,496
Provisions for income tax expense (benefit)...............       (13,208)       3,053        7,168
--------------------------------------------------------------------------------------------------
     Net income (loss)....................................     $ (49,417)       4,676       11,328


PER SHARE DATA:
   Earnings (loss) per common share - basic and diluted        $   (3.10)       (0.30)        0.74
   Weighted average number of shares outstanding..........    15,920,869   15,511,214   15,382,161
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year ended December 31, 2000, 1999 and 1998

(DOLLARS IN THOUSANDS)                                           ADDITIONAL
                                                       CAPITAL     PAID-IN     RETAINED    TREASURY
                                                        STOCK      CAPITAL     EARNINGS      STOCK      TOTAL
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997....................        $ 154      93,476       32,823         --      126,453
Issuance of common stock related to Fidelity
   Mortgage.....................................            1       1,199           --         --        1,200
Purchase of Treasury Stock (116,800 shares)--              --          --       (1,318)    (1,318)
Proceeds from exercise of stock options.........           --          25           --         --           25
Net income......................................           --          --       11,328         --       11,328
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998....................          155      94,700       44,151     (1,318)     137,688
Issuance of common stock related to Legal Settlement        5       4,772           --         --        4,777
Net income......................................           --          --        4,676         --        4,676
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999....................        $ 160      99,472       48,827     (1,318)     147,141
Net loss........................................           --          --      (49,417)        --      (49,417)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000....................        $ 160      99,472         (590)    (1,318)      97,724
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2000, 1999 and 1998


(DOLLARS IN THOUSANDS)                                                     2000       1999         1998
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)................................................   $ (49,417)     4,676       11,328
   Adjustments to reconcile net income (loss) to net cash used in
     Operating activities:
     Provision for loan and recourse losses.........................         670        100          750
     Depreciation and amortization..................................      12,912      5,841        4,386
     Issuance of common stock related to legal settlement...........          --      4,777          ---
     Deferred tax benefit...........................................     (16,011)    (8,437)      (6,064)
     Capitalized mortgage servicing rights, net of amortization.....      45,927    (12,437)     (10,628)
     Deferred origination costs.....................................         174        114        1,840
     Interest-only and residual certificates received in
       securitization transactions, net.............................       7,752    (20,856)     (35,994)
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable, net..................      10,413     (9,818)       5,755
   Decrease (increase) in loans held for sale, net..................       6,159     (2,010)      (9,793)
   Decrease (increase) in accrued interest receivable...............      52,921    (16,412)     (17,299)
---------------------------------------------------------------------------------------------------------
   (Increase) decrease in prepaid and other assets..................     (33,071)       411          385
   (Decrease) increase in accounts payable and accrued expenses.....     (10,205)    22,571        7,648
   (Decrease) increase in investor payable..........................     (12,715)    18,414       22,938
   (Decrease) increase in advance payment by borrowers for
     taxes and insurance............................................        (844)     4,225        3,809
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities.................      14,665     (8,841)     (20,939)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:                                     (1,297)    (9,330)      (8,982)
   Purchase of equipment............................................
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities...............................      (1,297)    (9,330)      (8,982)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   (Repayment of) proceeds from warehouse financing and other
     borrowings, net................................................     (20,387)    28,746       52,040
     Decrease in bank payable, net..................................        (268)      (201)        (826)
   Proceeds from exercise of stock options..........................          --         --           25
   Purchase of treasury stock.......................................          --         --       (1,318)
---------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities..............     (20,655)    28,545       49,921
---------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and interest-bearing deposits          (7,287)    10,374       20,000
---------------------------------------------------------------------------------------------------------
Cash and interest-bearing deposits at beginning of year.............      69,557     59,183       39,183
---------------------------------------------------------------------------------------------------------
Cash and interest-bearing deposits at end of year...................   $  62,270     69,557       59,183
Supplemental Information:                                                (20,387)    28,746       52,040
Cash paid during the year for:
   Interest.........................................................    $ 29,974     24,085       29,576
   Income taxes.....................................................       2,010     11,489        7,241
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  ORGANIZATION

     Delta Financial Corporation (the "Company" or "Delta") is a Delaware corporation, which was organized in August 1996. On October 31, 1996, the Company acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation that had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, the Company completed an initial public offering of 4,600,000 shares of common stock, $.01 par value.

(B)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain prior period amounts in the financial statements and notes have been reclassified to conform to the current year presentation.

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

(K)  REAL ESTATE OWNED

     Properties acquired through foreclosure or deeds in lieu of foreclosure are recorded at the lower of the unpaid loan balance, or fair value, at the date of acquisition. The carrying value of the individual properties is subsequently adjusted to the extent it exceeds estimated fair value less costs to sell, at which time a provision for losses on such real estate is charged to operations.

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

(2)  SUMMARY OF REGULATORY SETTLEMENTS

     In September 1999, the Company settled allegations by the New York State Banking Department ("NYSBD") and a lawsuit by the New York State Office of the Attorney General ("NYOAG") alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and created a fund financed by the grant of 525,000 shares of Delta Financial's common stock, with an agreed upon fixed value of $9.10 per share, which approximates the stock's book value. Each month, on behalf of the borrowers, the Company is making subsidy payments to fund the differential between the reduced loan payments to the related securitization trusts. As a result of our payments, each month the amount of our current liability will decrease from the original $7.25 million. The proceeds of the funds will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. The Company does not manage the Trust. The number of shares of common stock do not adjust to account for any fluctuation in the market price of the stock. Changes to the Company's common stock market price do not have any impact on the Company's financial statements. The Company did not make any additional financial commitments between the settlement date and March 2000.

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

     The following table shows the employee groups and the number of employees terminated under this exit plan:

     Group Name                                 No. of Employees
     -----------------------------------------------------------
     Origination                                       81
     Retail Administration                             11
     Technology                                         9
     Office Management                                  8
     Servicing                                          6
     Financial                                          6
     Risk Management                                    4
     ===========================================================
     Total                                             125

     The following table sets forth the components of the Company's restructuring charge (in thousands):

     Write down of fixed assets                     $2,394
     Goodwill impairment                             2,106
     Write down of lease obligations                 1,521
     Employment termination payments                   656
                                                    ------
     Total provision charged to income              $6,677
                                                    ======

     The Company has a remaining unpaid accrued restructuring charge balance at December 31, 2000 of $1.3 million that represents unpaid lease obligations and severance payments. Initially, these items were accrued for within the scope of the presented restructuring charges under this exit plan. No charges under this exit plan are associated with or benefit from activities that will be continued at the commitment date.

(4)  LOANS HELD FOR SALE, NET

     The Company's inventory consists of first and second mortgages that had a weighted average interest rate of 11.4% at December 31, 2000. These mortgages are being held, at the lower of cost or estimated market value, for future sale. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

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

(5)  ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, consist of the following:

(DOLLARS IN THOUSANDS)                                 2000           1999
---------------------------------------------------------------------------
Securitization servicing advances                   $ 14,329         25,994
Prepaid insurance premiums                             2,047          1,868
Current tax assets                                       572            846
Other                                                  5,006          3,659
---------------------------------------------------------------------------
Total accounts receivable                           $ 21,954         32,367
---------------------------------------------------------------------------

     Funds due to Delta for account receivables are tracked through various asset accounts. These accounts are reconciled monthly, at which time we perform research and resolution on the receivables. All aged items are identified and reported to management and management decides whether to write-off any aged items. We evaluate accounts receivable items on an individual basis and an item is not written off until all options for payment have been exhausted.

     Activity in Accounts Receivable for the years ended December 31, is as follows (dollars in thousands):

                                               Prepaid
                            Securitization    Insurance  Current Tax
        2000              Servicing Advances   Premiums     Asset        Other         Total
---------------------     ------------------  ---------  -----------  -----------  -------------
Beginning balance           $    25,994         1,868       846          3,659        32,367
Additions                        79,348           179         -         25,930       105,457
Payments                        (90,383)            -      (274)       (24,354)     (115,011)
Write offs                         (630)            -         -           (229)         (859)
                          ------------------  ---------  -----------  -----------  -------------
Ending balance              $    14,329         2,047       572         5,006         21,954
                          ==================  =========  ===========  ===========  =============

                                               Prepaid
                            Securitization    Insurance  Current Tax
        1999              Servicing Advances   Premiums     Asset        Other         Total
---------------------     ------------------  ---------  -----------  -----------  -------------
Beginning balance           $    17,058         1,691       904          2,896        22,549
Additions                        57,324           177                   20,886        78,387
Payments                         46,485)            -       (58)       (20,245)      (66,788)
Write offs                       (1,903)            -         -            122        (1,781)
                          ------------------  ---------  -----------  -----------  -------------
Ending balance              $    25,994         1,868       846          3,659        32,367
                          ==================  =========  ===========  ===========  =============

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

     The activity related to the Company's capitalized mortgage servicing rights for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)                2000            1999             1998
-----------------------------------------------------------------------------
Balance, beginning of year          $45,927          33,490           22,862
Additions                            11,611          20,542           19,833
Amortization and FV adjustments      (8,916)         (8,105)          (9,205)
Sales                               (10,385)              -                -
Writedown                           (38,237)              -                -
-----------------------------------------------------------------------------
Balance, end of year                     $0          45,927           33,490
-----------------------------------------------------------------------------

     The write down of $38.2 million is included in restructuring and other special charges in the consolidated statements of operations.

(7)  INTEREST-ONLY AND RESIDUAL CERTIFICATES

     The interest that the Company receives upon sales through securitizations is in the form of interest-only and residual mortgage securities that are classified as interest-only and residual certificates.

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

     The Company's underlying assumptions used in determining the fair value of its interest-only and residual certificates are as follows:

     (a) Prepayment rate assumptions are based upon the Company's on-going analysis of industry and Company pool trends, the most recent adjustments to these assumptions were made in the third quarter of 2000 and the fourth quarter of 1999. The following table shows the changes to the prepayment assumptions at each of these dates and the assumptions used prior to the 1999 fourth quarter change:

--------------------------- -------------------------------------- --------------------------------------
                                       Month One Speed                         Peak Speed *
--------------------------- -------------------------------------- --------------------------------------
Loan Type                     9/30/00     12/31/99       Prior       9/30/00      12/31/99       Prior
--------------------------- ----------- ------------- ------------ ------------ ------------- -----------
Fixed Rate Loans                4.0%         4.0%         4.8%          23%          31%          31%
--------------------------- ----------- ------------- ------------ ------------ ------------- -----------
Six-Mo. LIBOR ARMS             10.0%        10.0%        10.0%          50%          50%          50%
--------------------------- ----------- ------------- ------------ ------------ ------------- -----------
Hybrid ARMS                     4.0%         4.0%         6.0%          50%          50%          50%
--------------------------- ----------- ------------- ------------ ------------ ------------- -----------

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

     The activity related to the Company's interest-only and residual certificates for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)                             2000        1999        1998
--------------------------------------------------------------------------------
Balance, beginning of year                     $224,659     203,803     167,809

Additions                                        32,716      48,356      85,092

Cash remittances, accretion of discount
    and FV adjustments, net                     (40,468)    (27,500)    (49,098)
--------------------------------------------------------------------------------
Balance, end of year                           $216,907     224,659     203,803
--------------------------------------------------------------------------------

     At December 31, 2000, key economic assumptions and the sensitivity of the current estimated fair value of retained interests caused by immediate 10% and 20% adverse changes in those assumptions are as follows:

(DOLLARS IN THOUSANDS)

Carrying amount of retained interests                                   $216,907

PREPAYMENT SPEED (ANNUAL RATE)

Impact of 10% change                                                     $22,588

Impact of 20% change                                                      40,668

EXPECTED CREDIT LOSSES (ANNUAL RATE)

Impact of 10% change                                                     $12,557

Impact of 20% change                                                      24,272

DISCOUNT RATE (ANNUAL)

Impact of 10% change                                                     $21,505

Impact of 20% change                                                      26,060


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

     The following table summarizes certain information regarding warehouse financing and other borrowings at December 31:


(DOLLARS IN MILLIONS)

                                                                                    Balance
                                                                           -----------------------
                                        Facility
Facility Description                     Amount             Rate               2000        1999        Expiration Date
------------------------------------- ------------- ---------------------- ----------- ----------- -----------------------
Warehouse line of credit              $ 200.0       Libor + 1.00%          $74.9          $ --     May 2001
Warehouse line of credit                 n/a        Libor + 1.00%              --           42.9   April 2000
Warehouse line of credit                 n/a        Fed Funds + 1.075%         --           51.8   June 2000
Term loan                                n/a        8.15%                      0.3           0.2   June 2001
Capital leases                           n/a        6.63% - 10.25%           11.4           14.1   Oct 2000 - Nov 2004
Other Borrowings                         n/a        7.00% - 8.00%              2.0          --     --
------------------------------------- ------------- ---------------------- ----------- ----------- -----------------------
Balance at December 31,               $ 200.0                              $88.6          $109.0
------------------------------------- ------------- ---------------------- ----------- ----------- -----------------------

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

     In March 2001, in connection with the Second Debt Restructuring, the Company entered into a sale agreement to sell five of its residual certificates for a $15 million cash purchase price. As customary with sales of similar assets, the cash settlement does not occur until the pools of mortgages underlying such residual certificates are transferred to an agreed upon servicer to service the pool of mortgage loans for the purchaser of such residuals. The purchasers of these five residuals have provided bridge financing, in the form of residual financing, of approximately $9.6 million. The remainder of the purchase price will be paid to the Company upon the transfer of servicing to Ocwen. The proceeds from the residual financing and subsequent sale will be used by the Company for working capital. These residual certificates are being sold at a significant discount to the Company's book value for such certificates and, as such, the Company expects to record an approximately $27 million pre-tax non-cash charge in the first quarter of 2001.

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

     Included in accounts payable and accrued expenses is an allowance for recourse losses of $1.5 million and 1.4 million at December 31, 2000 and December 31, 1999, respectively. The Company recognized, as a charge to operations, a provision for recourse losses of $11,600, $70,000 and $720,000 for the years 2000, 1999 and 1998, respectively. Additions to the allowance for loan losses are provided by charges to income based upon various factors, which, in management's judgment, deserve current recognition in estimating probable losses. Management determines the loss factors based upon an evaluation of historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

     The Company's rental expense, net of sublease income, for the years ended December 31, 2000, 1999 and 1998 amounted to $7.0 million, $6.4 million and $5.4 million, respectively.

     Minimum future rentals under non-cancelable operating leases as of December 31, 2000 are as follows:


(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
                        Year                                     Amount
--------------------------------------------------------------------------------
                        2001                                     $ 4,713
                        2002                                       3,556
                        2003                                       2,663
                        2004                                       2,330
                        2005                                       2,137
                     Thereafter                                    5,080
--------------------------------------------------------------------------------
                        Total                                    $20,479
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

     The following table summarizes certain information regarding the Plan at December 31:

                                    2000                     1999                    1998
-----------------------------------------------------------------------------------------------------------
                                              Wtd-Avg                  Wtd-Avg                  Wtd-Avg.
                                  Number of   Exercise     Number of   Exercise     Number of   Exercise
                                   Shares       Price       Shares       Price       Shares       Price
---------------------------------------------------------- ------------------------------------------------
Balance, beginning of year        1,148,050    $12.44        795,060    $16.96       848,760     $17.01
Options granted                      20,000      2.00        495,350      5.84        77,000      17.35
Options exercised                         -                        -         -         1,500      16.50
Options canceled                    175,350     11.57        142,360     14.75       129,200      17.54
-----------------------------------------------------------------------------------------------------------
Balance at end of year              992,700    $12.38      1,148,050    $12.44       795,060     $16.96
-----------------------------------------------------------------------------------------------------------
Options exercisable                 514,120    $15.18        335,400    $16.76       242,862     $16.77
-----------------------------------------------------------------------------------------------------------

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

     The weighted-average fair value of options granted during 2000, 1999 and 1998 was $0.34, $3.86 and $9.14, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 2000, 1999 and 1998 grants:


                               2000               1999               1998
--------------------------------------------------------------------------------
Dividend yield                    0%                 0%                0%
Expected volatility             145%                78%               55%
Risk-free interest rate        6.14%              4.54%             4.54%
Expected life                5 years            5 years           5 years

(16)     INCOME TAXES

     The (benefit) provision for income taxes for the years ended December 31, 2000, 1999 and 1998 is as follows:

(DOLLARS IN THOUSANDS)                      2000         1999        1998
---------------------------------------------------------------------------
Current:  Federal                       $   2,203        9,777      11,291
          State                               600        1,713       1,941
---------------------------------------------------------------------------
Total current income taxes              $   2,803       11,490      13,232
---------------------------------------------------------------------------

Deferred: Federal                       $ (19,860)      (7,172)     (4,586)
          State                            (4,448)      (1,265)     (1,478)
          Valuation allowance               8,297           --
---------------------------------------------------------------------------
Total deferred income taxes             $ (16,011)      (8,437)     (6,064)
---------------------------------------------------------------------------
Total tax (benefit) provision           $ (13,208)       3,053       7,168
---------------------------------------------------------------------------

     Significant components (temporary differences and carryforwards) that give rise to the Company's net deferred tax asset (liability) as of December 31, 2000 and 1999 were as follows:

(DOLLARS IN THOUSANDS)

DEFERRED TAX ASSETS:                                       2000           1999
--------------------------------------------------------------------------------
Book over tax basis in mortgage serving asset           $      -           125
Loss reserves                                              5,306         4,992
Federal and State net operating loss carryforwards        25,318        21,873
--------------------------------------------------------------------------------
Gross deferred tax assets                               $ 30,624        26,990
Less:  Valuation allowance                                 8,297            --
--------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance          $ 22,327        26,900
--------------------------------------------------------------------------------


DEFERRED TAX LIABILITIES:
--------------------------------------------------------------------------------
Capitalized cost of ture servicing income               $      -        17,911
Book/tax difference in interest-only and residual
     certificate carrying amount                          14,123        17,275
Tax over book depreciation                                 2,055         1,612
Capitalized origination fees and related cost                549           603
--------------------------------------------------------------------------------
Gross deferred tax liabilities                          $ 16,727        37,401
--------------------------------------------------------------------------------

Net deferred tax assets (liabilities)                   $  5,600       (10,411)
--------------------------------------------------------------------------------

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

     A reconciliation of the statutory income tax rate to the effective income tax rate, as applied to income (loss) for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                        2000     1999     1998
-------------------------------------------------------------------------------
Tax at statutory rate                                   35.0%    35.0%    35.0%
State & local taxes, net of Federal benefit              4.0      1.1      1.7
Change in valuation allowance for deferred tax assets  (13.2)      --       --
Non-deductible expenses and other                       (4.7)     3.4      2.1
-------------------------------------------------------------------------------
Total tax rate                                          21.1%    39.5%    38.8%
-------------------------------------------------------------------------------

(17) EARNINGS PER SHARE

     The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.


(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)           2000         1999         1998
--------------------------------------------------------------------------------
Net (loss) income                            $ (49,417)       4,676       11,328
Weighted-average shares                         15,921       15,511       15,382
Basic EPS                                    $   (3.10)        0.30         0.74
Weighted-average shares                         15,921       15,511       15,382
Incremental shares-options                           -            1           23
--------------------------------------------------------------------------------
                                                15,921       15,512       15,405
Total tax rate                               $   (3.10)        0.30         0.74
--------------------------------------------------------------------------------

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table is a summary of financial data by quarter for the years ended December 31, 2000 and 1999:

--------------------------------------------------------- -------------- --------------- -------------- --------------
For the quarters ended
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               March 31        June 30        Sept. 30        Dec. 31
--------------------------------------------------------- -------------- --------------- -------------- --------------
--------------------------------------------------------- -------------- --------------- -------------- --------------
2000
--------------------------------------------------------- -------------- --------------- -------------- --------------
  Revenues (a)(b)                                              $ 35,945          28,944         27,625         26,457
--------------------------------------------------------- -------------- --------------- -------------- --------------
  Expenses (a)(b)                                                32,820          34,977         43,010         70,789
--------------------------------------------------------- -------------- --------------- -------------- --------------
  Net income (loss)(a)(b)                                         1,826          (3,527)       (11,206)       (36,510)
--------------------------------------------------------- -------------- --------------- -------------- --------------
  Earnings (loss) per common share-basic and diluted               0.11           (0.22)         (0.70)         (2.29)
  (a)(b)
--------------------------------------------------------- -------------- --------------- -------------- --------------

--------------------------------------------------------- -------------- --------------- -------------- --------------
1999
--------------------------------------------------------- -------------- --------------- -------------- --------------
  Revenues                                                     $ 42,513          44,449         29,686         38,171
--------------------------------------------------------- -------------- --------------- -------------- --------------
  Expenses (c)(d)                                                33,071          40,758         39,844         33,417
--------------------------------------------------------- -------------- --------------- -------------- --------------
  Net income (loss) (c)(d)                                        5,744           2,215         (6,095)         2,812
--------------------------------------------------------- -------------- --------------- -------------- --------------
  Earnings (loss) per common share-basic and diluted               0.37            0.14          (0.39)          0.18
  (c)(d)
--------------------------------------------------------- -------------- --------------- -------------- --------------

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

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS                                              PAGE(S)
The following Consolidated Financial Statements of Delta Financial
   Corporation and Subsidiaries are included in Part II,
   Item 8 of this report.........................................             39
Independent Auditors' Report.....................................             40
Consolidated Balance Sheets--December 31, 2000 and 1999..........             41
Consolidated Statements of Operations--Years ended
   December 31, 2000, 1999 and 1998..............................             42
Consolidated Statement of Changes in Stockholders' Equity--Years
   ended December 31, 2000, 1999 and 1998........................             43
Consolidated Statements of Cash Flows--Years ended
   December 31, 2000, 1999 and 1998..............................             43
Notes to Consolidated Financial Statements.......................             44

(A)(2) FINANCIAL STATEMENT SCHEDULES
    Exhibits 11.1 and 27 (See - Exhibit List)


(A)(3) EXHIBITS:

EXH. NO.      FILED           DESCRIPTION
--------      -----           -----------
3.1           (a)        --   Certificate of Incorporation of Delta Financial
                              Corporation
3.2           (f)        --   Second Amended Bylaws of Delta Financial
                              Corporation
4.1           (b)        --   Indenture dated July 23, 1997, between Delta
                              Financial Corporation, its subsidiary guarantors
                              and The Bank of New York, as Trustee
4.2           (h)        --   First Supplemental Indenture dated August 1, 2000,
                              between Delta Financial Corporation, its
                              subsidiary guarantors and The Bank of New York, as
                              Trustee
4.3           (k)        --   Second Supplemental Indenture dated October 16,
                              2000, between Delta Financial Corporation, its
                              subsidiary guarantors and The Bank of New York, as
                              Trustee
4.4           (k)        --   Third Supplemental Indenture dated November 20,
                              2000 between Delta Financial Corporation, its
                              subsidiary guarantors and The Bank of New York, as
                              Trustee
4.5           (k)        --   Fourth Supplemental Indenture dated December 21,
                              2000 between Delta Financial Corporation, its
                              subsidiary guarantors and The Bank of New York, as
                              Trustee
4.6           (i)        --   Indenture, dated December 21, 2000, relating to
                              the 9 1/2% Senior Secured Notes due 2004 by and
                              between Delta Financial Corporation, its
                              subsidiary guarantors and U.S. Bank Trust National
                              Association, as Trustee.
4.7           (k)        --   First Supplemental Indenture dated January 11,
                              2001, between Delta Financial Corporation, its
                              subsidiary guarantors and U.S. Bank Trust National
                              Association, as Trustee
4.8           (k)        --   Second Supplemental Indenture dated February 12,
                              2001, between Delta Financial Corporation, its
                              subsidiary guarantors and U.S. Bank Trust National
                              Association, as Trustee
4.9           (j)        --   Third Supplemental Indenture dated March 16, 2001,
                              between Delta Financial Corporation, its
                              subsidiary guarantors and U.S. Bank Trust National
                              Association, as Trustee
10.1          (a)        --   Employment Agreement dated October 1, 1996 between
                              the Registrant and Sidney A. Miller
10.2          (a)        --   Employment Agreement dated October 1, 1996 between
                              the Registrant and Hugh Miller
10.3          (g)        --   Employment Agreement dated July 9, 1999 between
                              the Registrant and Christopher Donnelly
10.4          (g)        --   Employment Agreement dated July 15, 1999 between
                              the Registrant and Randall F. Michaels
10.5          (g)        --   Employment Agreement dated July 1, 1999 between
                              the Registrant and Richard Blass
10.6          (g)        --   Employment Agreement dated July 23, 1999 between
                              the Registrant and Franklin E. Pellegrin, Jr.
10.7          (a)        --   Lease Agreement between Delta Funding Corporation
                              and the Tilles Investment Company
10.8          (d)        --   Fifth, Sixth and Seventh Amendments to Lease
                              Agreement between Delta Funding Corporation and
                              the Tilles Investment Company
10.9          (e)        --   Eighth Amendment to Lease Agreement between Delta
                              Funding Corporation and the Tilles Investment
                              Company
10.10         (a)        --   1996 Stock Option Plan of Delta Financial
                              Corporation
21.1          (k)        --   Subsidiaries of Registrant
27            (k)        --   Financial Data Schedule
_______________
(a) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-11289) filed with the Commission on October 9, 1996.
(b) Incorporated by reference from the Company's Current Report on Form 8-K (No. 001-12109) filed with the Commission on July 30, 1997.
(c) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-12109) filed with the Commission on May 15, 1997.
(d) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12109) filed with the Commission on March 31, 1998.
(e) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12109) filed with the Commission on May 12, 1998.
(f) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109) filed with the Commission on March 31, 1999.
(g) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109) filed with the Commission on March 31, 2000.
(h) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 1-12109) filed with the Commission on August 4, 2000.
(i) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 1-12109) filed with the Commission on January 10, 2001.
(j) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 1-12109) filed with the Commission on March 22, 2001.
(k)  Filed herewith

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

                              DELTA FINANCIAL CORPORATION

                              (Registrant)

Dated: July 2, 2001           By:  /s/ HUGH MILLER
                                   ----------------------------------------
                                   Hugh Miller

                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                   CAPACITY IN WHICH SIGNED                       DATE
-----------------------   --------------------------------------------------   --------------
/s/ SIDNEY A. MILLER      Chairman of the Board of Directors                   July 2, 2001
Sidney A. Miller

/s/ HUGH MILLER           Chief Executive Officer, President and Director      July 2, 2001
Hugh Miller               (Principal Executive Officer)

/s/ RICHARD BLASS         Executive Vice President, Chief Financial Officer    July 2, 2001
Richard Blass             and Director (Principal Financial Officer)

/s/ MARTIN D. PAYSON      Director                                             July 2, 2001
Martin D. Payson

/s/ ARNOLD B. POLLARD     Director                                             July 2, 2001
Arnold B. Pollard

/s/ MARGARET WILLIAMS     Director                                             July 2, 2001
Martin D. Payson