Form 10-Q/A
period 2001-03-31
DELTA FINANCIAL CORP
filed 2001-07-05
CIK 1021848

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


             1000 Woodbury Road, Suite 200, Woodbury, New York 11797
             --------------------------------------------------------
    (Address of registrant's principal executive offices including ZIP Code)

                                (516) 364 - 8500
                                ----------------
              (Registrant's telephone number, including area code)

                                    No Change
                                    ----------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                               INDEX TO FORM 10-Q

                                                                        Page No.


PART I -FINANCIAL INFORMATION
   Item 1 - Financial Statements (unaudited)
            Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000...............................................1
            Consolidated Statements of Operations for the three
              months ended March 31, 2001 and March 31, 2000..................2
            Consolidated Statements of Cash Flows for the three
              months ended March 31, 2001 and March 31, 2000..................3
            Consolidated Financial Statements.................................4
   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................8
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......22


PART II - OTHER INFORMATION
   Item 1 - Legal Proceedings................................................23
   Item 2 - Changes in Securities and Use of Proceeds........................26
   Item 3 - Defaults Upon Senior Securities.  None...........................26
   Item 4 - Submission of Matters to a Vote of Security Holders..............26
   Item 5 - Other Information................................................26
   Item 6 - Exhibits and Current Reports on Form 8-K.........................26

Signatures...................................................................29

PART I   - FINANCIAL INFORMATION

Item 1 -  Financial Statements (unaudited)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                   March 31,         December 31,
                                                                                     2001                2000
                                                                                 ------------        -------------
(Dollars in thousands, except for share data)

Assets
Cash and interest-bearing deposits                                               $     79,373           62,270
Accounts receivable                                                                    15,781           21,954
Loans held for sale, net                                                              101,360           82,698
Accrued interest receivable                                                             4,790           10,388
Interest-only and residual certificates, net                                          196,070          216,907
Equipment, net                                                                         13,452           15,034
Prepaid and other assets                                                               20,948           37,846
Deferred tax asset, net                                                                 5,600            5,600
                                                                               --------------     ------------
         Total assets                                                            $    437,374          452,697
                                                                               ==============       ==========

Liabilities and Stockholders' Equity
Liabilities:
Bank payable                                                                     $      2,696              927
Warehouse financing and other borrowings                                              106,815           88,632
Senior Notes                                                                          149,596          149,571
Accounts payable and accrued expenses                                                  29,044           33,414
Investor payable                                                                       73,068           69,489
Advance payment by borrowers for taxes and insurance                                   12,183           12,940
                                                                                       ------           ------
         Total liabilities                                                            373,402          354,973
                                                                                      -------          -------

Stockholders' Equity:
Common stock, $.01 par value. Authorized 49,000,000
    shares; 16,000,549 shares issued and
   15,883,749 shares outstanding at March 31, 2001
   and December 31, 2000                                                                  160              160
Additional paid-in capital                                                             99,472           99,472
Retained earnings                                                                     (34,342)            (590)
Treasury stock, at cost (116,800 shares)                                               (1,318)          (1,318)
                                                                                --------------     -----------
         Total stockholders' equity                                                    63,972           97,724
                                                                                 ------------      -----------
           Total liabilities and stockholders' equity                                 437,374          452,697
                                                                                  ===========        =========



          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
(Dollars in thousands, except per share data)                         2001                2000
                                                                  ---------------  ----------------

Revenues:
     Net gain on sale of mortgage loans                        $    5,377                  14,654
     Interest                                                     (14,789)                 10,537
     Servicing fees                                                 2,213                   4,066
     Origination fees                                                4,162                  6,688
                                                             -------------            -----------
       Total revenues                                              (3,037)                 35,945
                                                              ------------             ----------

Expenses:
     Payroll and related costs                                     11,324                  15,561
     Interest expense                                               5,829                   7,803
     General and administrative                                    11,831                   9,456
     Disposition of branches                                          786                       -
     Restructuring charges                                            473                       -
                                                             --------------          --------------
       Total expenses                                              30,243                  32,820
                                                             ------------              ----------

Income (loss) before income taxes expense                         (33,280)                  3,125
Provision for income taxes expense                                    472                   1,299
                                                             --------------           -----------
Net income (loss)                                              $  (33,752)                  1,826
                                                             =============             ===========

Per share data:
     Net income (loss) per common
       share - basic and diluted                             $       (2.12)                 0.11
                                                             ==============          ==============
     Weighted-average number
       of shares outstanding                                   15,920,869              15,920,869
                                                               ==========              ==========


          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                            March 31,
(Dollars in thousands)                                                               2001               2000
                                                                                 ---------------- --------------
Cash flows from operating activities:
         Net income                                                              $   (33,752)            1,826
         Adjustments to reconcile net income to net cash used in
           operating activities:
             Provision for loan and recourse losses                                       87               542
             Depreciation and amortization                                             1,217             1,798
             Deferred tax benefit                                                          -              (731)
             Capitalized mortgage servicing rights, net of amortization                    -               783
             Deferred origination costs                                                 (646)               23
             Interest-only and residual certificates received in
                  securitization transactions, net                                    20,837            (8,452)
         Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                  6,173            (2,468)
           Increase in loans held for sale, net                                      (18,016)           (3,417)
           Decrease in accrued interest receivable                                     5,598            10,903
           Decrease (increase) in prepaid and other assets                            16,811            (6,700)
           Decrease in accounts payable and accrued expenses                          (4,370)
           Increase (decrease) in investor payable                                     3,579            (8,379)
           (Decrease) increase in advance payments by borrowers
           for taxes and insurance                                                      (757)              346
                                                                                  ------------       ---------
                  Net cash used in operating activities                               (3,239)          (18,192)
                                                                                 -------------         --------
Cash flows from investing activities:
           Disposal (purchase) of equipment                                              390              (530)
                                                                               --------------     -------------
                  Net cash provided by (used in) investing activities                    390              (530)
                                                                               -------------      -------------
Cash flows from financing activities:
  Proceeds from warehouse financing and other borrowings, net                         18,183            13,048
  Increase (decrease) in bank payable, net                                             1,769              (241)
                                                                               -------------      -------------
           Net cash provided by financing activities                                  19,952            12,807
                                                                                  -----------     ------------
           Net increase (decrease) in cash and interest-bearing deposits              17,103            (5,915)

Cash and interest-bearing deposits at beginning of period                             62,270            69,557
                                                                                 -----------       -----------
Cash and interest-bearing deposits at end of period                              $    79,373          $ 63,642
                                                                                 ============         ========

Supplemental Information:
Cash paid during the period for:
           Interest                                                              $     9,119            11,715
                                                                                 ===========      ============
           Income taxes                                                          $        20             2,039
                                                                                 ===========      ============


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

     We have made all adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. We have reclassified certain prior period amounts in the financial statements to conform to the current year presentation.

(2)  SUMMARY OF REGULATORY SETTLEMENTS

     In September 1999, the Company settled allegations by the New York State Banking Department (the "NYSBD") and a lawsuit by the New York State Office of the Attorney General (the "NYOAG") alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, has implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and has created a fund financed by the grant of 525,000 shares of Delta Financial's common stock with an agreed upon fixed value of $9.10 per share, which approximates the stock's book value. Each month, on behalf of the affected borrowers, the Company is making subsidy payments to fund the differential between the original and the reduced loan payments to the related securitization trusts. As a result of our payments to the securitization trusts, each month the amount of our current liability will decrease from the original $7.25 million. The proceeds of the funds will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. The Company does not manage the fund. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of the stock. Changes to the Company's common stock market price do not have any impact on the Company's financial statements. The Company did not make any additional financial commitments between the settlement date and March 2000.

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

     In January 2001, Delta announced that it had entered into an agreement with Ocwen Financial Corporation ("Ocwen") to transfer its servicing portfolio to Ocwen. In May 2001, the Company physically transferred its servicing portfolio to Ocwen, and laid-off the majority of its servicing staff. The Company recorded $0.5 million pre-tax charges related to this restructuring which is included in restructuring charges in the consolidated statements of operations. The Company terminated 128 employees as a result of exiting its servicing business. This charge relates to employee severance associated with closing the Company's servicing operations.

     The following table sets forth the components of the Company's accrual restructuring charges:

                                                 Balance at                                         Balance at
(Dollars in thousands)                        December 31, 2000      Increases     Decreases      March 31, 2001
-------------------------------------------------------------------------------------------------------------------
Write down of lease obligations                       $1,163                        (111)              1,052
Employment termination payments                          180           473          (134)                519

-------------------------------------------------------------------------------------------------------------------
Total Accrual Restructuring Charges                   $1,343          $473         $(245)             $1,571
-------------------------------------------------------------------------------------------------------------------


     DEBT MODIFICATION

     In August 2000, the Company announced an agreement to modify its Senior Notes (the "Debt Modification"). With the consent of greater than fifty percent of its Senior Noteholders, the Company modified a negative pledge covenant in the Senior Notes Indenture, which previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certificates (the "Residual Assets"). In consideration for the Senior Noteholders' consent, the Company agreed, in an exchange offer (the "Exchange Offer"), to offer current Senior Noteholders the option to exchange their then existing Senior Notes for (a) new senior secured notes (the "Senior Secured Notes") and (b) ten-year warrants to buy approximately 1.6 million shares of Common Stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Senior Secured Notes have the same coupon face amount and maturity date as the Senior Notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of the Company's Residual Assets. The Exchange Offer was consummated in December 2000, with holders of more than $148 million of Senior Notes tendering in the exchange.

     In February 2001, the Company entered into a letter of intent with the beneficial holders of over fifty percent of its Senior Secured Notes to restructure, and ultimately extinguish, the Senior Secured Notes (the "Second Debt Restructuring"). In March 2001, the Company obtained the formal consent of these holders of the Senior Secured Notes through a Consent Solicitation that modified certain provisions of the Senior Secured Notes Indenture to, among other things, allow for the release of two residual certificates currently securing the Senior Secured Notes. In consideration for the Noteholders' consent, the Company has agreed to offer the Senior Secured Noteholders the option to exchange their existing Notes (the "Second Exchange Offer") for new securities that will evidence a commensurate interest in a Liquidating Trust (to be formed in connection with the Second Exchange Offer), into which residual certificates securing the Company's obligations under the Senior Secured Notes (totaling approximately $150 million) will be transferred as well as an interest in preferred stock of Delta. The Second Debt Restructuring will provide for, among other things, the following:

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

     In March 2001, in connection with the Second Debt Restructuring, the Company entered into a sale agreement to sell five of its residual certificates for a cash purchase price of $15 million. As is customary with sales of similar assets, the cash settlement does not occur until the pools of mortgages underlying such residual certificates are transferred to an agreed upon servicer who will service the pool of mortgage loans for the purchaser of such residuals. As a result of this agreement, the Company recorded a $25.4 million non-cash charge in the first quarter of 2001. The purchasers of these five residuals have provided bridge financing, in the form of residual financing, equal to approximately 64% of the cash purchase price. The remainder of the purchase price will be paid to the Company upon the transfer of servicing to Ocwen. The Company will use the proceeds from the residual financing and subsequent sale for working capital.

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

For the three months ended March 31:

(Dollars in thousands, except EPS data)                  2000                        2001
--------------------------------------------- ---------------------------- --------------------------
Net income (loss)                              $        (33,752)                        1,826
Weighted-average shares                              15,920,869                    15,920,869
Basic EPS                                      $        (2.12)                           0.11


Weighted-average shares                              15,920,869                    15,920,869
Incremental shares-options                                --                               --
--------------------------------------------- ---------------------------- --------------------------
                                                     15,920,869                    15,920,869
Diluted EPS                                    $        (2.12)                           0.11
--------------------------------------------- ---------------------------- --------------------------


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's business strategy is to increase its loan originations platform by focusing its efforts on its broker and retail channels of originations by:

     o continuing to provide top quality service to its network of brokers, and retail clients;

     o    maintaining its underwriting standards;

     o further penetrating its established and recently-entered markets and expanding into new geographic markets;

     o    expanding its retail origination capabilities; and

     o leveraging and continuing its investment in information and processing technologies.

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

     For the three months ended March 31, 2001 the Company originated $170.7 million of loans, a decrease of 41% over the $287.0 million of loans it originated and purchased in the comparable period in 2000. Of these amounts, the Company originated approximately $105.1 million through its network of brokers and $65.6 million through its retail network during the three months ended March 31, 2001. During the three months ended March 31, 2000 the Company originated $173.2 million through its network of brokers, $71.5 million through its retail network and $42.3 million were purchased from its network of correspondents.

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


                                                                                     THREE MONTHS ENDED
                                                                              March 31,             December 31,
(Dollars in thousands)                                                           2001                   2000
                                                                            ----------------- --------------------
Total Outstanding Principal Balance
    (at period end)...............................................          $     3,055,982         $     3,312,582
Average Outstanding (1)...........................................                3,160,196               3,406,684
DELINQUENCY (at period end) 30-59 Days:
    Principal Balance.............................................          $       216,990         $       238,047
    Percent of Delinquency (2)....................................                     7.10%                  7.19%
60-89 Days:
    Principal Balance.............................................          $        95,054         $       110,730
    Percent of Delinquency (2)....................................                     3.11%                  3.34%
90 Days or More:
    Principal Balance.............................................          $        72,996         $        69,802
    Percent of Delinquency (2)....................................                     2.39%                  2.11%
Total Delinquencies:
    Principal Balance.............................................          $       385,040         $       418,579
    Percent of Delinquency (2)....................................                    12.60%                 12.64%
FORECLOSURES
    Principal Balance.............................................          $       203,959         $       206,281
    Percent of Foreclosures by Dollar (2).........................                     6.67%                  6.23%
REO (at period end)...............................................          $        64,912         $        57,981
    Percent of REO................................................                     2.12%                  1.75%
Net Losses on Liquidated Loans....................................          $        (9,905)        $       (10,159)
Percentage of Net Losses on Liquidated Loans
    (based on Average Outstanding Balance)(3).....................                   (1.25%)                  (1.19%)


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

     Because the Company closed its servicing operations in May 2001, on a go-forward basis, it expects only to receive a cash premium from selling the right to service loans on behalf of new securitization trusts.

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

     The interest-only and residual certificates that the Company receives upon the securitization of a pool of loans are accounted for as trading securities. The amount initially allocated to the interest-only and residual certificates at the date of a securitization reflects the fair value of those interests. The amount recorded for the certificates is reduced for distributions thereon which the Company receives from the trust, and is adjusted for subsequent changes in the fair value of interest-only and residual certificates held by the Company, which are reflected in the statement of operations. The Company assesses the fair value of interest-only and residual certificates based upon updated estimates of prepayment and default rates relating to loan groups comprised of loans of similar types, terms, credit quality, interest rates, geographic location and value of loan collateral, which represent the predominant risk characteristics that would affect prepayments and default rates.

     The Company did not complete a securitization of mortgage loans in the first quarter of 2001, opting instead to sell whole loans for a cash premium. The Company intends to return to its prior practice of selling loans through a combination of securitization and, to a lesser extent, whole loan sales, in the second quarter of 2001.

FAIR VALUE ADJUSTMENTS

     Prepayments of loans and estimates of future prepayment rates, among other factors, significantly affect the fair values of both interest-only and residual certificates. The Company continually reviews its prepayment assumptions in light of company and industry experience and makes adjustments to those assumptions when such experience indicates.

     The Company makes the following underlying assumptions in determining the fair value of its interest-only and residual certificates:

     (a) Prepayment rate assumptions are based upon the Company's on-going analysis of industry and Company pool trends, the most recent adjustments to these assumptions were made in the third quarter of 2000 and the fourth quarter of 1999. The following table shows the changes to the prepayment assumptions at each of these dates and the assumptions used prior to the 1999 fourth quarter change:

                  ------------------------------- --------------------------------- ---------------------------------
                                                          Month One Speed                     Peak Speed *
                  ------------------------------- ---------- ---------- ----------- ---------- ---------- -----------
                  Loan Type                        9/30/00   12/31/99     Prior      9/30/00   12/31/99     Prior
                  ------------------------------- ---------- ---------- ----------- ---------- ---------- -----------
                  Fixed Rate Loans                  4.0%       4.0%        4.8%        23%        31%        31%
                  ------------------------------- ---------- ---------- ----------- ---------- ---------- -----------
                  Six-Mo. LIBOR ARMS                10.0%      10.0%      10.0%        50%        50%        50%
                  ------------------------------- ---------- ---------- ----------- ---------- ---------- -----------
                  Hybrid ARMS                       4.0%       4.0%        6.0%        50%        50%        50%
                  ------------------------------- ---------- ---------- ----------- ---------- ---------- -----------

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

     The Company revised its prepayment rate assumption primarily to reflect the Company's actual loan performance experience over the past several quarters. The loan loss reserve assumption was revised to reflect management's belief that (i) slower prepayment speeds, (ii) anticipated flat to slightly moderate rise in home values as compared to the past few years and (iii) the inability of borrowers to refinance their mortgages to avoid default because of industry consolidation may have an adverse effect on the Company's non-performing loans.

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

REVENUES

     Total revenues decreased $38.9 million, or 108%, to $(3.0) million for the three months ended March 31, 2001, from $35.9 million for the comparable period in 2000. The decrease in revenue was primarily attributable to the Company's write down of residual certificates relating to a sale agreement it entered into in the first quarter of 2001 (that closed in May 2001), for a cash purchase price which reflected a significant discount to the Company's carrying value of such residual certificates.

     With regard to this transaction, the Company entered into a sale agreement dated March 15, 2001, to sell five of its residual certificates for a cash purchase price of $15 million. As is customary with sales of similar assets, the cash settlement does not occur until the pools of mortgages underlying such residual certificates are transferred to an agreed upon servicer who will service the pool of mortgage loans for the purchaser of such residuals. Under SFAS No. 140, the fair value of an asset (I.E., the residual certificates, in this instance) is defined as the amount at which it could be bought or sold, in a current transaction between willing parties. If quoted market prices are not available, the estimate of fair value should be based upon the best information available. In the case of residual certificates, there generally are no quoted market prices available. As such, the Company generally has valued its residual certificates based upon the best information available - using a series of assumptions, including estimates of prepayment speeds and defaults, utilizing a discount rate. However, since the Company entered into the sale agreement on March 15, 2001, the fair value of such residual certificates became the agreed upon market price of $15 million. Therefore, the write-down of $25.4 million was the charge to reflect the current fair value of such residuals being sold at that time. At the time of the cash settlement, which occurred on May 2, 2001 (after the Company physically transferred servicing relating to the residual certificates to Ocwen, the successor servicer), the Company recorded a $15 million cash receipt, with a corresponding credit of $15 million to the residual certificates on the Company's books.

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

     Interest income decreased $25.3 million, or 241%, to $(14.8) million for the three months ended March 31, 2001, from $10.5 million for the comparable period in 2000. The decrease in interest income was primarily due to the Company's $25.4 million fair value write down of its residual certificates relating to a sale agreement the Company entered into in the first quarter of 2001, for a cash purchase price of $15 million.

     SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue that the Company receives less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights and
(2) prepaid interest shortfalls.

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

     ORIGINATION FEES. Origination fees represent fees earned on brokered and retail-originated loans. Origination fees decreased $2.5 million, or 37%, to $4.2 million for the three months ended March 31, 2001, from $6.7 million for the comparable period in 2000. The decrease was primarily the result of (1) a 37% decrease in broker originated loans and (2) a 15% decrease in retail originated loans.

EXPENSES

     Total expenses decreased $2.6 million, or 8%, to $30.2 million for the three months ended March 31, 2001, from $32.8 million for the comparable period in 2000. The decrease was primarily the result of a decrease in personnel costs and interest expense that was partially offset by increases in general and administrative costs, disposition of branches and restructuring charges.

     Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs decreased $4.3 million, or 28%, to $11.3 million for the three months ended March 31, 2001, from $15.6 million for the comparable period in 2000. The decrease was primarily the result of (i) a lower number of employees during the first quarter of 2001 compared to 2000 relating to the Company's restructuring, and (ii) a lower amount of commissions paid as loan originations decreased in 2001 compared to 2000. As of March 31, 2001, the Company employed 735 full- and part-time employees, compared to 1,049 full- and part-time employees as of March 31, 2000.

     INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases under the $150 million aggregate principal amount of 9.5% Senior Notes due 2004 issued in July 1997 (the "Senior Notes") and the Company's credit facilities.

     Interest expense decreased $2.0 million, or 26%, to $5.8 million for the three months ended March 31, 2001 from $7.8 million for the comparable period in 2000. The decrease was primarily due to lower loan production, which resulted in lower warehouse financing.

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

FINANCIAL CONDITION

MARCH 31, 2001 COMPARED TO DECEMBER 31, 2000

     Cash and interest-bearing deposits increased $17.1 million, or 27%, to $79.4 million at March 31, 2001, from $62.3 million at December 31, 2000. This increase was primarily the result of higher prepayments which caused an increase in monies held in securitization trust accounts by the Company acting as servicer for its ongoing securitization program.

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

     Interest-only and residual certificates decreased $20.8 million, or 10%, to $196.1 million at March 31, 2001, from $216.9 million at December 31, 2000. This decrease primarily reflects a $25.4 million write down of the Company's residual certificates sold under a sale agreement entered into in the first quarter of 2001 (and closed in May 2001), for a cash purchase price which represented a significant discount to the Company's carrying value of such residual certificates. This was partially offset by the net accretion of the Company's residual certificates as part of its mark-to-market fair value adjustment in accordance with SFAS 115. With regard to this transaction, the Company entered into a sale agreement dated March 15, 2001, to sell five of its residual certificates for a cash purchase price of $15 million. As is customary with sales of similar assets, the cash settlement does not occur until the pools of mortgages underlying such residual certificates are transferred to an agreed upon servicer who will service the pool of mortgage loans for the purchaser of such residuals. Under SFAS No. 140, the fair value of an asset (I.E., the residual certificates, in this instance) is defined as the amount at which it could be bought or sold, in a current transaction between willing parties. If quoted market prices are not available, the estimate of fair value should be based upon the best information available. In the case of residual certificates, there generally are no quoted market prices available. As such, the Company generally has valued its residual certificates based upon the best information available - using a series of assumptions, including estimates of prepayment speeds and defaults, utilizing a discount rate. However, since the Company entered into the sale agreement on March 15, 2001, the fair value of such residual certificates became the agreed upon market price of $15 million. Therefore, the write-down of $25.4 million was the charge to reflect the current fair value of such residuals being sold at that time. At the time of the cash settlement, which occurred on May 2, 2001 (after the Company physically transferred servicing relating to the residual certificates to Ocwen, the successor servicer), the Company recorded a $15 million cash receipt, with a corresponding credit of $15 million to the residual certificates on the Company's books.

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

     As part of its Second Debt Restructuring, the Company obtained approximately $2.5 million of residual financing secured by certain of its residual certificates at the time of the signing of the Letter of Intent in February 2001. In March 2001, the Company entered into a sale agreement to sell five residual certificates for a cash purchase price of $15 million. At that time, the Company received approximately an additional $7.1 million of "bridge" residual financing secured primarily by the residual certificates to be purchased (for a total of $9.6 million of "bridge" residual financing). The agreement specified that the cash purchase price of $15 million would be paid when the Company physically transferred its servicing to Ocwen, which occurred in May 2001, at which point the Company received the agreed upon purchase price of $15 million. The Company used these proceeds to repay the residual financing and will use the balance of the proceeds, together with the initial residual financing, for working capital. Because these residual certificates were being sold at a significant discount to the Company's book value for such certificates, the Company recorded $25.4 million pre-tax non-cash charge in the first quarter of 2001.

     Currently, the Company's primary cash requirements include the funding of:

     o    its loan origination operations;

     o loan originations pending their pooling and sale, net of warehouse financing;

     o    interest expense on warehouse and other financings;

     o fees, expenses, and tax payments incurred in connection with our securitization program; and

     o    ongoing administrative and other operating expenses.

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

HEDGING

     The Company originates mortgage loans and then sells them through a combination of whole loan sales and securitizations. Between the time the Company originates the mortgage and sells the mortgage loans in the secondary market, the Company may hedge the risk of fluctuations in interest. The risk to the Company begins after the Company originates and purchases mortgage loans and prior to selling or securitizing such mortgage loans. Since the Company has closed and funded a mortgage loan at a specified interest rate and recorded an expected gain at the time of sale of that mortgage loan, the Company is exposed to a higher interest rate environment due to market conditions. A higher interest rate market implies a higher cost of funds to the Company which decreases the net spread the Company would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result the Company may experience a lower gain on sale.

     The Company's cost of funds generally has two components, the Treasury rate with a similar duration and average life and the spread to Treasuries or profit margin required by the investors. Management determines at its discretion whether or not to hedge the fair value of its mortgage loans in inventory that are pending sale. Historically, it has been the Company's objective to hedge the fair value of its mortgage loans during periods of uncertainty or volatility. Prior to the fourth quarter of 2000, Delta previously had used a "Treasury Rate Lock" to hedge its cost of funds exposure. However, in the third quarter of 1998 and again in the second quarter of 1999, asset-backed investors demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities, which resulted in a hedge loss to Delta that was not offset by a higher gain on sale. In response, beginning in the fourth quarter 2000, management made the determination that a more appropriate strategy to use as a hedging vehicle, when the Company employed its hedging strategy, was to short sell 15-year FNMA mortgage securities ("FNMA Securities"), in lieu of the previous treasury rate lock contracts. It did so based on its belief that changes in the fair market value of FNMA Securities will be more similarly correlated to changes in the fair market value of its mortgage loans because both are considered "spread product" - the FNMA Securities incorporate both an underlying treasury rate with similar duration to the Company's mortgage loans plus a general spread meant to take into account additional risks such as early repayment or extension risk, etc. - that management believes make them more likely to respond similarly to a change in interest rates than AAA United States Treasury securities ("U.S. Treasuries"), which do not have a "spread" component. While neither of the above are perfect hedges, FNMA securities have demonstrated a closer correlation to the Company's cost of funds over the past few years, especially during periods of high interest rate volatility and market uncertainty. The Company determines the nature and quantity of hedging transactions based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into these hedging strategies through one of its warehouse lenders and/or one of the investment bankers, which underwrite the Company's securitizations. These strategies are designated as hedges in the Company's books and records and are closed out when the associated loans are sold.

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

     o The effects of interest rate fluctuations and the Company's ability or inability to hedge effectively against such fluctuations in interest rates, the effect of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies, and similar organizations, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company originates and purchases mortgage loans and then sells the mortgage loans through a combination of whole loan sales and securitizations. As a result, the primary market risk to which the Company is subject to is interest rate risk. In turn, interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general interest rate levels between the time the Company originates or purchases mortgage loans and the time when the Company sells such mortgage loans in securitization transactions can affect the value of the Company's mortgage loans held for sale and, consequently, the Company's net gain on sale revenue by affecting the "excess spread" between the interest rate on the mortgage loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by the securitization trusts. If interest rates rise between the time the Company originates or purchases the loans and the time the Company sells the loans in a securitization transaction, the excess spread generally narrows, resulting in a loss in value of the loans and a lower net gain on sale for the Company.

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

ITEM 1 -  LEGAL PROCEEDINGS

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

ITEM 2 -  CHANGES IN SECURITIES AND USE OF PROCEEDS. NONE

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES.  NONE

ITEM 4 -  SUBMISSION TO A VOTE OF SECURITY HOLDERS.  NONE

ITEM 5 -  OTHER INFORMATION.

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

ITEM 6 -  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     On January 10, 2001, the Company filed a Current Report on Form 8-K, in which it reported that it consummated the exchange offer of its 9 1/2% Senior Notes due 2004 for its newly issued 9 1/2% Senior Secured Notes due 2004 and Warrants to purchase shares of the Company's common stock; and that holders of approximately $148,037,000.00 in principal amount of the Old Notes exchanged their Old Notes for approximately $148, 037,000.00 in principal amount of Secured Notes and Warrants to purchase approximately 1,569,193 shares of the Company's common stock.

     On March 2, 2001, the Company filed a Current Report on Form 8-K, in which it reported that it had entered into a non-binding letter of intent with the beneficial holders of a majority in principal amount of the Company's 9 1/2% Senior Secured Notes due 2004 to restructure the Secured Senior Notes to provide for (a) (i) the release of certain residual receivables presently owned by two Delaware business trusts (the "DBTs") established by the Company to secure the Senior Secured Notes, (ii) the exchange of certain other residual receivables presently owned by the Company or its affiliates outside of the DBTs for residual receivables presently owned by the DBTs, and (iii) the elimination of certain covenants in the Indenture (and related documents) that require the maintenance of residual receivable coverage ratios and flow of residual receivables; and (b) the Company launching an exchange offer pursuant to which the holders of the Secured Senior Notes will be offered the opportunity to exchange their notes for (i) newly issued securities that will evidence a commensurate interest in a liquidating trust to be formed by the Company into which all of the residual receivables owned by the DBTs at the time of the consummation of the exchange offer will be transferred and (ii) their pro rata share of $15 million of the company's newly issued preferred stock.

     On March 22, 2001, the Company filed a Current Report on Form 8-K, in which it reported that the Company received the formal consent of the beneficial holders of a majority in principal amount of the Company's 9 1/2% Senior Secured Notes due 2004 to (a) amend the Indenture governing the Secured Senior Notes (and certain other related documents as necessary) to provide for (i) the release of certain residual receivables presently owned by the two DBTs, subject to the Trusts temporarily retaining a junior lien in such residual receivables,
(ii) the exchange of certain other residual receivables presently owned by the company or its affiliates outside of the DBTs for residual receivables presently owned by the DBTs, and (iii) the elimination of certain covenants in the Indenture (and related documents) that require the maintenance of residual receivable coverage ratios and flow of residual receivables, and (b) the Company launching an exchange offer pursuant to which the holders of the Secured Senior Notes will be offered the opportunity to exchange their notes for (i) newly issued securities that will evidence a commensurate interest in a liquidating trust to be formed by the Company into which all of the residual receivables owned by the DBTs at the time of the consummation of the exchange offer will be transferred and (ii) their pro rata share of $15 million of the Company's newly issued preferred stock.

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      DELTA FINANCIAL CORPORATION
                                              (Registrant)

Date:  July 2, 2001
                                     By: /s/ HUGH MILLER
                                         ----------------------
                                             Hugh Miller
                                             President & Chief
                                             Executive Officer


                                     By: /s/ RICHARD BLASS
                                         -----------------------
                                              Richard Blass
                                              Executive Vice President and
                                              Chief Financial Officer