Form 10-Q
period 2001-06-30
DELTA FINANCIAL CORP
filed 2001-08-14
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2001

                                       OR

      [ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For  the  transition   period  from _________ to ___________

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

             1000 WOODBURY ROAD, SUITE 200, WOODBURY, NEW YORK 11797
             -------------------------------------------------------
    (Address of registrant's principal executive offices including ZIP Code)

                                (516) 364 - 8500
                                ----------------
              (Registrant's telephone number, including area code)

                                    NO CHANGE
                                    ---------
(Former name,former address and former fiscal year,if changed since last report)


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

      As of June 30, 2001, 15,883,749 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                           Page No.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated  Balance  Sheets  as of June  30,  2001
          and December 31, 2000........................................... 1

          Consolidated   Statements  of  Operations   for  the
          three months and six months ended June 30, 2001
          and June 30, 2000............................................... 2

          Consolidated  Statements  of Cash  Flows for the six
          months ended June 30, 2001 and June 30, 2000.................... 3

          Notes to Consolidated Financial Statements...................... 4

Item 2.   Management's   Discussion   and  Analysis  of  Financial
          Condition and Results of Operations..............................8

Item 3.   Quantitative  and  Qualitative  Disclosures  About
          Market Risk.....................................................24


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................25

Item 2.   Changes in Securities and Use of Proceeds.......................28

Item 3.   Defaults Upon Senior Securities.................................28

Item 4.   Submission of Matters to a Vote of Security Holders.............28

Item 5.   Other Information...............................................28

Item 6.   Exhibits and Current Reports on Form 8-K....................... 29

Signatures................................................................30

                      (1) PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  JUNE 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)      2001          2000
                                                ----------    -----------
ASSETS
Cash and interest-bearing deposits                 $4,230       62,270
Accounts receivable                                 3,644       20,502
Loans held for sale, net                           79,686       82,698
Accrued interest receivable                           497       10,388
Interest-only and residual certificates, net      186,475      216,907
Equipment, net                                      7,595       15,034
Prepaid and other assets                            5,200       37,846
Deferred tax asset, net                             5,600        5,600
                                                 --------      -------
   Total assets                                  $292,927      451,245
                                                 ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable                                       $  987          927
Warehouse financing and other borrowings           65,210       88,632
Senior Notes                                      149,622      149,571
Accounts payable and accrued expenses              29,664       31,962
Investor payable                                        -       69,489
Advance payment by borrowers for taxes                  -       12,940
and insurance
                                                  -------      -------
   Total liabilities                              245,483      353,521
                                                  =======      =======

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value. Authorized
 49,000,000 shares; 16,000,549 shares issued and
 15,883,749 shares outstanding at June 30, 2001
   and December 31, 2000                              160          160
Additional paid-in capital                         99,472       99,472
Retained earnings                                 (50,870)        (590)
Treasury stock, at cost (116,800 shares)           (1,318)      (1,318)
                                                 --------      -------
   Total stockholders' equity                      47,444       97,724
                                                 --------      -------
    Total liabilities and stockholders' equity   $292,927      451,245
                                                 ========      =======


          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              2001         2000           2001        2000
                                                         -------      -------        -------     -------
REVENUES
  Net gain on sale of mortgage loans                   $ 14,320        11,274        19,697       25,928
  Interest                                                5,243         7,567        (9,546)      18,104
  Servicing fees                                            770         3,738         2,983        7,804
  Origination fees                                        4,732         6,365         8,894       13,053
                                                         ------        ------        ------       ------
    Total revenues                                       25,065        28,944        22,028       64,889
                                                         ------        ------        ------       ------
EXPENSES
  Payroll and related costs                               11,959       15,699        23,283       31,260
  Interest expense                                         5,992        8,528        11,821       16,331
  General and administrative                              23,562       10,750        35,393       20,206
  Restructuring and other special charges                    (13)           -         1,246            -
                                                          -------      ------        ------       ------
    Total expenses                                        41,500       34,977        71,743       67,797
                                                          -------      ------        ------       ------
Loss before income
  tax expense (benefit)                                  (16,435)      (6,033)      (49,715)      (2,908)
Income taxes expense (benefit)                                93       (2,506)          565       (1,207)
                                                         --------      -------      --------      -------
Net loss                                               $ (16,528)      (3,527)      (50,280)      (1,701)
                                                         ========      =======      ========      =======
 PER SHARE DATA
   Net loss per common
    share - basic and diluted                             $(1.04)       (0.22)        (3.16)       (0.11)
                                                           ======       ======        ======       ======
   Weighted-average number
    of shares outstanding                              15,902,309   15,920,869    15,911,589   15,920,869
                                                       ==========   ==========    ==========   ==========

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
(DOLLARS IN THOUSANDS)                                                      2001          2000
                                                                          -------        -------

Cash flows from operating activities:
    Net loss                                                             $(50,280)       (1,701)
    Adjustments to reconcile net income to net cash used in
       operating activities:
        Provision for loan and recourse losses                              2,293           542
        Depreciation and amortization                                       6,007         3,664
        Deferred tax benefit                                                    -        (3,298)
        Capitalized mortgage servicing rights, net of amortization              -         3,055
        Deferred origination costs                                            (84)          499
        Interest-only and residual certificates received in
            securitization transactions, net                               30,432       (13,430)
        Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                     16,260        (7,447)
            Decrease in loans held for sale, net                            1,596        23,033
            Decrease accrued interest receivable                            9,891        50,086
            Decrease (increase) in prepaid and other assets                32,451       (14,640)
            Decrease in accounts payable and accrued expenses              (2,298)      (13,357)
            Decrease in investor payable                                  (69,489)      (11,308)
            (Decrease) increase in advance payments by borrowers for
                taxes and insurance                                       (12,940)        1,057
                                                                          --------      -------
                Net cash (used in) provided by operating activities       (36,161)       16,755
                                                                          --------      -------
Cash flows from investing activities:
    Disposition (Purchase) of equipment                                     1,483        (1,069)
                                                                        ---------       -------
                Net cash used in investing activities                       1,483        (1,069)
                                                                        ----------      --------
Cash flows from financing activities:
    Repayments from warehouse financing and other borrowings              (23,422)      (26,437)
    Increase (decrease) in bank payable, net                                   60          (578)
                                                                        ----------    ---------
                Net cash used in financing activities                     (23,362)      (27,015)
                                                                        ----------    ---------
                Net decrease in cash and interest-bearing deposits        (58,040)      (11,329)

Cash and interest-bearing deposits at beginning of period                  62,270        69,557
                                                                          --------     --------
Cash and interest-bearing deposits at end of period                     $   4,230        58,228
                                                                          ========      =======

Supplemental Information:
Cash paid during the period for:
    Interest                                                            $  11,551        15,540
                                                                           =======      =======
Income taxes                                                            $      80         2,101
                                                                           =======      =======
          See accompanying notes to consolidated financial statements.


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the year ended December 31, 2000. The results of operations for the three- and six-month periods ended June 30, 2001 is not necessarily indicative of the results that will be expected for the entire year.

     We have made all adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. We have reclassified certain prior period amounts in the financial statements to conform to the current year presentation.

(2) SUMMARY OF REGULATORY SETTLEMENTS

     In September 1999, the Company settled allegations by the New York State Banking Department (the "NYSBD") and a lawsuit by the New York State Office of the Attorney General (the "NYOAG") alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and has created a fund managed by the NYSBD and financed by the grant of 525,000 shares of Delta Financial's common stock with an agreed upon fixed value of $9.10 per share, which approximates the stock's book value. Each month, on behalf of the affected borrowers, the Company is making subsidy payments to the related securitization trusts. These subsidy payments fund the differential between the original loan payments and the reduced loan payments. As a result of our payments to the securitization trusts, each month the amount of our current liability will decrease from the original $7.25 million. The proceeds of the funds will be used to pay borrowers and to finance a variety of consumer educational and
counseling   programs.    The Company  does  not


manage the fund created forthis purpose. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of Delta's common stock. Changes to the market price of these shares of common stock deposited in the fund do not have any impact on the Company's financial statements. The Company did not make any additional financial commitments between the settlement date and March 2000.

     In March 2000, the Company finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Development, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment by Delta.

(3) CORPORATE RESTRUCTURING, DEBT MODIFICATION, AND DEBT  RESTRUCTURING

    CORPORATE RESTRUCTURING

     In January 2001, Delta announced that it had entered into an agreement with Ocwen Financial Corporation ("Ocwen") to transfer its servicing portfolio to Ocwen. In May 2001, the Company physically transferred its entire servicing portfolio to Ocwen, and laid-off the majority of its servicing staff. The Company recorded $0.5 million pre-tax charges related to this restructuring which is included in restructuring charges in the consolidated statements of operations. The Company terminated 128 employees at the time of its servicing transfer to Ocwen. This charge relates to employee severance associated with closing the Company's servicing operations. The Company no longer services any loans nor does it have a servicing operation.

     The following table sets forth the components of the Company's accrual restructuring charges:

                                     BALANCE AT                                    BALANCE AT
(DOLLARS IN THOUSANDS)            DECEMBER 31, 2000   INCREASES    DECREASES     JUNE 30, 2001
-----------------------------------------------------------------------------------------------
Write down of lease obligations          $1,163            -         (290)            873

Employment termination payments             180          473         (623)             30
-----------------------------------------------------------------------------------------------
Total Accrual Restructuring Charges      $1,343          473         (913)            903
-----------------------------------------------------------------------------------------------

   DEBT MODIFICATION AND DEBT RESTRUCTURING

     In August 2000, the Company announced an agreement to modify its Senior Notes(the "Debt Modification"). With the consent of greater than fifty percent of its Senior Note holders, the Company modified a negative pledge covenant in the Senior Notes Indenture, which previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certificates (the "Residual Assets"). In consideration for the Senior Noteholders' consent, the Company agreed, in an exchange offer (the "Exchange Offer"), to offer then current Senior Noteholders the option to exchange their then existing Senior Notes for (a) new senior secured notes (the "Senior Secured Notes") and (b) ten-year warrants to buy approximately 1.6 million shares of Common Stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Senior Secured Notes have the same coupon face amount and maturity date as the Senior Notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of the Company's Residual Assets. The Exchange Offer was consummated in December 2000, with holders of greater than $148 million of Senior Notes tendering in the exchange.

     In February 2001, the Company entered into a letter of intent with the beneficial holders of over fifty percent of its Senior Secured Notes to restructure, and ultimately extinguish, the Senior Secured Notes (the "Second Debt Restructuring"). In March 2001, the Company obtained the formal consent of these beneficial holders of the Senior Secured Notes through a Consent Solicitation that modified certain provisions of the Senior Secured Notes
Indenture to, among other things, allow for the release of two residual certificates then securing the Senior Secured Notes. The Company was able to first finance and ultimately sell residual certificates underlying five securitizations (including two that were released as part of the Second Debt Restructuring) for a $15 million cash purchase price to provide for working capital.

     In consideration for their consent, the Company agreed to offer the holders of the Senior Secured Note and the Senior Notes (collectively, the "Notes"), an opportunity to exchange their Notes for the Company's newly issued preferred stock and membership interests in a newly formed LLC, to which the Company will transfer all of the mortgage-related securities currently securing the Senior Secured Notes (the "Second Exchange Offer"). The Second Exchange Offer was launched on July 23, 2001 and will remain open until August 20, 2001. As part of the exchange offer, all tendering Noteholders will waive their right to receive the August 1st interest coupon. As such, the Company did not make the coupon payment due on August 1, 2001 on the Notes. If the exchange offer is consummated, substantially all of the Notes will be eliminated and, with it, the Company's obligations to make the August 1st interest payment relating to those tendered Notes. Delta believes that, upon successful consummation of the Second Exchange Offer (which requires at least 95% of the holders agreeing to the exchange), Moody's and Fitch will withdraw their corporate ratings on the Company as the underlying debt will have been largely extinguished. If the exchange offer is not consummated, the Company will likely default on its August 1st interest payment.

     The exchange offer is conditioned upon at least 95% of the existing Noteholders tendering their Notes, although the Company has the option of waiving this condition to the exchange offer. If the exchange offer is consummated, following such consummation, only Noteholders who fail to tender their Notes in the exchange will receive their August 1, 2001 interest coupon. The indentures governing the Notes provide the Company with a 30-day grace period within which to make the interest payment, without triggering an event of default under such indentures. Non-tendering Noteholders, however, will no longer have any collateral securing their Notes; nor will they be protected by any of the restrictive covenants in the indentures governing the Notes, which previously limited our ability to engage in certain activities, like incurring additional debt or disposing our assets. Further, the trading market for Notes not tendered in the exchange offer is likely to be significantly more limited than it is currently.

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

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                        -------------------      ---------------------
 (DOLLARS IN THOUSANDS, EXCEPT EPS DATA)                2001           2000       2001           2000
------------------------------------------------------------------------------------------------------
Net loss                                              $(16,528)     $(3,527)    $(50,280)     $(1,701)
Weighted-average shares - basic                     15,902,309   15,920,869   15,911,589   15,920,869
Basic EPS                                               $(1.04)      $(0.22)      $(3.16)      $(0.11)

Weighted-average shares - basic                     15,902,309   15,920,869   15,911,589   15,920,869
Incremental shares-options                                 ---          ---          ---          693
-------------------------------------------------------------------------------------------------------
Weighted-average shares - diluted                   15,902,309   15,920,869   15,911,589   15,921,562
Diluted EPS                                             $(1.04)      $(0.22)      $(3.16)      $(0.11)

(5) IMPACT OF NEW ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards (SFAS) No.138, "Accounting for Certain Derivative Instruments and CertainHedging Activities - an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement supercedes and amends certain paragraphs of SFAS No.
133. The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No.

142, "Goodwill and Other Intangible Assets." These Statements will change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill, including goodwill recorded in past business combinations. The previous accounting principles governing goodwill generated from a business combination will cease upon adoption of SFAS No. 142. The adoption of SFAS Nos. 141 and 142 will not materially effect the Company's consolidated balance sheets or consolidated statements of operations. SFAS Nos. 141 and 142 will become effective on July 1, 2001 and January 1, 2002, respectively, for the Company.

ITEM  2.   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

GENERAL

     Delta Financial Corporation (the "Company" or "Delta"), through its wholly owned subsidiaries, engages in the consumer finance business by originating, securitizing, and selling and, prior to May 2001, servicing non-conforming home equity loans. Throughout its 19 years of operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios for such purposes as debt consolidation, home improvement, mortgage refinancing or education.

     The Company has two principal components to its mortgage business. First, the Company makes mortgage loans, which is a cash and expense outlay for the Company, because its cost to originate a loan exceeds the fees it collects at the time of origination for that loan. At the time the Company originates a loan, and prior to the time it sells that loan, the Company finances that loan using a warehouse line of credit. Second, the Company sells loans, either through securitization or on a whole loan basis, to generate revenues and cash. The Company uses the proceeds from the sales to repay its warehouse line of credit and for working capital.

     BROKERED LOANS. The Company originates home equity loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of the borrower ("Brokered Loans") and, prior to July 2000, purchased loans from mortgage bankers and smaller financial institutions that satisfied Delta's underwriting guidelines ("Correspondent Loans"). The Company discontinued its correspondent operations in July 2000 to focus on its less cash intensive broker and retail channels. Delta Funding currently originates the majority of its loans in 20 states through its network of approximately 1,500 brokers.

     RETAIL LOANS. The Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 10 retail offices located in Illinois, Indiana, Missouri, North Carolina, Ohio (3), Pennsylvania
(2), Tennessee, and a call center in New York. In 2001, the Company closed two under-performing retail offices in Florida and one in Ohio.

     For the three months ended June 30, 2001 the Company originated $165.1 million of loans, a decrease of 37% over the $263.6 million of loans originated and purchased in the comparable period in 2000. Of these amounts, approximately $82.6 million were originated through its network of brokers and $82.5 million were originated through its retail network during the three months ended June 30, 2001. During the three months ended June 30, 2000 the Company originated $160.3 million through its network of brokers and $77.6 million through its retail network, and purchased $25.7 million from its network of correspondents.

     POOLING OF LOANS PRIOR TO SALE. After the Company closes or funds a loan, it typically pledges the loan as collateral under a warehouse line of credit to obtain financing for that loan. By doing so, the Company replenishes its capital so it can make new loans. Loans are typically financed on a warehouse line of credit for only a limited time, until such time as the Company can "pool" enough loans and sell the pool of loans either through securitization or on a whole-loan basis. During this time, the Company earns interest paid by the borrower as income, but this income is offset in part by the interest it pays to the warehouse creditor for providing it with financing.

     SALE OF LOANS. We generally sell loans in one of two manners - either through securitization or on a whole loan basis. In the second quarter of 2001, we securitized $165 million of mortgage loans, and sold $21 million on a whole loan basis. We plan to continue to utilize a combination of securitization and whole loan sales in the foreseeable future.

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

     The Company did complete a securitization of mortgage loans in the second quarter of 2001, in addition to selling whole loans for a cash premium.

 FAIR VALUE ADJUSTMENTS

     Prepayments of loans and estimates of future prepayment rates, among other factors, significantly affect the fair values of both interest-only and residual certificates. The Company continually reviews its assumption, including its prepayment assumptions, in light of Company and industry experience and makes adjustments to those assumptions when such experience indicates.

     The Company makes the following underlying assumptions in determining the fair value of its interest-only and residual certificates are as follows:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,2000

GENERAL

     The Company's net loss for the three months ended June 30, 2001 was $16.5 million, or $1.04 per share, compared to a net loss of $3.5 million, or $0.22 per share, for the three months ended June 30, 2000. Excluding the net charge for non-recurring items, the Company's net loss for the three months ended June 30, 2001 would have been $1.3 million or $0.08 per share. The net charge for non-recurring items primarily related to (1) the costs of maintaining an unprofitable servicing platform until it was transferred to Ocwen in May 2001, plus the associated costs of transferring the servicing portfolio, (2) a change in the useful life of computer-related equipment from five years to three years, and (3) debt restructuring costs associated with the Second Exchange Offer. Comments regarding the components of net loss are detailed in the following paragraphs.

REVENUES

     Total revenues decreased $3.8 million, or 13%, to $25.1 million for the three months ended June 30, 2001, from $28.9 million for the comparable period in 2000. The decrease in revenue was primarily attributable to lower servicing fees, due to the sale of the Company's servicing operations to Ocwen, and lower origination fees and interest income relating to the aforementioned decrease in total loan production. This decrease was partially offset by higher net gain recognized on the sale of mortgage loans.

     The Company originated $165.1 million of mortgage loans for the three months ended June 30, 2001, representing a 37% decrease from $263.6 million of mortgage loans originated and

purchased for  the  comparable  period in 2000.   The  Company  securitized  and
sold $185.7 million of loans during the three months ended June 30, 2001, compared to $275.0 million securitized and sold during the same period in 2000.

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

     Net gain on sale of mortgage loans increased $3.0 million, or 27%, to $14.3 million for the three months ended June 30, 2001, from $11.3 million for the comparable period in 2000. This increase was primarily due a higher amount of gross excess spread expected to be earned over the life of the loans as calculated by the weighted average coupon on the pool of mortgage loans securitized less the total cost of funds on the securitization (primarily the interest rate paid to pass-through asset backed investors). The pass-though interest rate decreased in the second quarter 2001 primarily because (1) the U.S. Treasury securities which are used as the benchmark to price the pass-through certificates issued by the securitization trust were lower during the three months ended June 30, 2001, as compared to the same period in 2000 and
(2) asset-backed investors who purchased the pass-through certificates issued by the securitization trust during the three months ended June 30, 2001, did not demand as high of a spread over treasuries on a comparable basis as in the corresponding period in 2000. The increase was partially offset by a 32% decrease in the amount of loans securitized or sold to $185.7 million in 2001, compared to $275.0 million of loans securitized or sold in 2000. The weighted average net gain on sale ratio was 7.7% for the three months ended June 30, 2001 compared to 4.1% for the comparable period in 2000.

     INTEREST INCOME. Interest income primarily represents the sum of (1) the difference between the distributions the Company receives on its interest-only and residual certificates and the adjustments recorded to reflect changes in the fair value of the interest-only and residual certificates, (2) the gross interest earned on loans held for sale, and (3) interest earned on cash collection balances.

     Interest income decreased $2.4 million, or 32%, to $5.2 million for the three months ended June 30, 2001, from $7.6 million for the comparable period in 2000. The decrease in interest income was primarily due to (1) a 37% decrease in loan production for the three months ended June 30, 2001, compared to the same period in 2000, which results in a lower amount of mortgage loans generating interest income while held for sale, (2) a lower average mortgage coupon rate charged to the borrower of 10.4% from 11.2% reflecting a lower economic interest rate environment, and (3) a decrease in interest earned on interest-bearing cash accounts received by the Company as servicer on its securitizations. The Company will continue to earn less interest income on its interest-bearing accounts on a go-forward basis due to the transfer of servicing to Ocwen in May 2001.

     SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less (1) the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights and
(2) prepaid interest shortfalls.

     Servicing fees decreased $2.9 million, or 78%, to $0.8 million for the three months ended June 30, 2001, from $3.7 million for the comparable period in 2000. This decrease was the result of the Company's agreement to transfer its servicing portfolio to Ocwen in January 2001, pursuant to which Ocwen immediately began receiving all servicing related fees and, in turn, paid to Delta an interim servicing fee until the servicing portfolio was transferred to Ocwen in May 2001.

     ORIGINATION FEES. Origination fees represent fees earned on Brokered and Retail originated loans. Origination fees decreased $1.7 million, or 27%, to $4.7 million for the three months ended June 30, 2001, from $6.4 million for the comparable period in 2000. The decrease was primarily the result of a 37% decrease in loans originated loans.

EXPENSES

     Total expenses increased by $6.5 million, or 19%, to $41.5 million for the three months ended June 30, 2001, from $35.0 million for the comparable period in 2000. The increase primarily resulted from non-recurring charges principally incurred in connection with (1) the disposition and transfer of the Company's servicing platform to Ocwen in May 2001, and (2) a change in accounting estimates regarding the life expectancy of the Company's computer-related equipment. The Company also recorded a reserve for its non-performing mortgage loans. This increase in expenses was partially offset with a decrease in personnel costs and interest expense due to the Company's restructuring.

     PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs decreased by $3.7 million, or 24%, to $12.0 million for the three months ended June 30, 2001, from $15.7 million for the comparable period in 2000. The decrease was primarily the result of (i) the downsizing effected by the Company as part of its overall restructuring and related to its transfer of its servicing, and (ii) a lower amount of commissions paid as loan originations decreased in 2001 compared to 2000. As of June 30, 2001, the Company employed 594 full- and part-time employees, compared to 1,063 full- and part-time employees as of June 30, 2000.

     INTEREST EXPENSE. Interest expense includes the borrowing costs to finance loan originations and purchases, equipment financing and the Company's overall operations under the Senior Note and the Company's credit facility.

     Interest expense decreased by $2.5 million, or 29%, to $6.0 million for the three months ended June 30, 2001 from $8.5 million for the comparable period in 2000. The decrease was primarily due to lower loan production, which resulted in lower warehouse financing, and lower financing costs. In addition, the average one-month LIBOR rate, which is the benchmark index used to determine the Company's cost of borrowed funds, decreased on average to 4.3% for the second quarter 2001, compared to an average of 6.5% for the second quarter 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of costs attributable to the disposition and transfer of the Company's servicing platform, office rent, insurance, telephone, depreciation, goodwill amortization, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

     General and administrative expenses increased $12.9 million, or 121%, to $23.6 million for the three months ended June 30, 2001, from $10.7 million for the comparable period in 2000. The increase primarily resulted from non-recurring charges totaling $15.2 million on an after tax basis. The charges are primarily related to (1) the costs of maintaining an unprofitable servicing platform until it was transferred to Ocwen in May 2001, plus the associated costs of transferring the portfolio, totaling $10.7 million on an after tax basis, (2) a change in the useful life of computer-related equipment from five years to three years totaling $3.6 million on an after tax basis, and (3) debt restructuring costs associated with the Company's current debt exchange offer totaling $0.9 million on an after tax basis. In addition, the Company incurred a $1.5 million charge for reserves primarily against a pool of non-performing loans, which the Company ultimately sold in July 2001 and recognized such loss.

     INCOME TAXES. Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates. The Company recorded a tax provision of $0.1 million and a tax benefit of $2.5 million for the three months ended June 30, 2001 and 2000, respectively.

SIX MONTHS ENDED JUNE 30,2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

  GENERAL

     The Company's net loss for the six months ended June 30, 2001 was $50.3 million, or $3.16 per share, compared to net loss of $1.7 million, or $0.11 per share, for the six months ended June 30, 2000. Excluding the net charge for non-recurring items, the Company's net loss for the six months ended June 30, 2001 would have been $9.7 million or $0.61 per share. Comments regarding the components of net loss are detailed in the following paragraphs.

  REVENUES

     Total revenues decreased $42.9 million, or 66%, to $22.0 million for the six months ended June 30, 2001, from $64.9 million for the comparable period in 2000. The decrease in revenue was primarily attributable to a decrease in interest income due to a write-down in the first quarter of five residuals in the amount of $25.4 million. In addition, the decrease is also due to a lower net gain recognized on the sale of mortgage loans, lower origination fees and interest income due to a decrease in total loan production, as well as lower servicing fees due to the sale of its servicing operations to Ocwen.

     The Company originated $335.8 million of mortgage loans for the six months ended June 30, 2001, representing a 39% decrease from $550.8 million of mortgage loans originated and purchased for the comparable period in 2000. The Company securitized and sold $330.0 million in loans during the six months ended June 30, 2001 compared to $565.0 million securitized or sold in the corresponding period in 2000, representing a 42% decrease.

     NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans decreased $6.2 million, or 24%, to $19.7 million for the six months ended June 30, 2001, from $25.9 million for the comparable period in 2000. The decrease was primarily due to a 42% decrease in the amount of loans securitized or sold to $330.0 million in 2001, compared to $565.0 million of loans securitized or sold in 2000, . The decrease on a comparable basis was partially offset by a higher weighted average net gain on sale ratio of 6.0% for the six months ended June 30, 2001 compared to 4.6% for the comparable period in 2000, and the Company not paying any premiums to acquire loans in the first half of 2001, compared to the $1.5 million it paid during the first half of 2000. The Company closed its correspondent channel in June 2000.

     INTEREST INCOME. Interest income decreased $27.6 million, or 153%, to $(9.5) million for the six months ended June 30, 2001, from $18.1 million for the comparable period in 2000. The decrease in interest income was primarily due to (1) the Company's $25.4 million write down of residual certificates sold for a cash purchase price of $15 million under a sale agreement the Company entered into in the first quarter of 2001, (2) a 39% decrease in loan production for the six months ended June 30, 2001, compared to the same period in 2000, which results in a lower amount of mortgage loans generating interest income while held for sale, (3) a lower average mortgage coupon rate charged to the borrower of 10.8% from 11.1% reflecting a lower economic interest rate environment, and
(4) a decrease in interest earned on interest bearing cash accounts received by the Company as servicer on its securitizations. The company will continue to earn less interest income on its interest bearing accounts on a go-forward basis due to the transfer of servicing to Ocwen in May 2001.

     SERVICING FEES. Servicing fees decreased $4.8 million, or 62%, to $3.0 million for the six months ended June 30, 2001, from $7.8 million for the comparable period in 2000. This decrease was the result of the Company's agreement to transfer its servicing portfolio to Ocwen in January 2001, pursuant to which Ocwen immediately began receiving all servicing related fees and, in turn, paid to Delta an interim servicing fee, until the servicing portfolio was transferred to Ocwen in May 2001.

     ORIGINATION FEES. Origination fees decreased $4.2 million, or 32%, to $8.9 million for the six months ended June 30, 2001, from $13.1 million for the comparable period in 2000. The decrease was primarily the result of 42% decrease in loan originations.

EXPENSES

     Total expenses increased by $3.9 million, or 6%, to $71.7 million for the six months ended June 30, 2001, from $67.8 million for the comparable period in 2000. The increase primarily resulted from non-recurring charges principally incurred in connection with (1) the disposition and transfer of the Company's servicing platform to Ocwen in May 2001, and (2) a change in accounting estimates regarding the life expectancy of the Company's computer-related equipment. The Company also recorded a reserve for its non-performing mortgage loans. This increase in expenses was partially offset by a decrease in personnel costs (due to the Company's restructuring) and interest expense.

     PAYROLL AND RELATED COSTS. Payroll and related costs decreased by $8.0 million, or 26%, to $23.3 million for the six months ended June 30, 2001, from $31.3 million for the comparable period in 2000. The decrease was primarily the result of (i) the downsizing effected by the

Company as part of its overall restructuring and related to its transfer of its servicing, and (ii) a lower amount of commissions paid due to the decrease in originations. As of June 30, 2001, the Company employed 594 full- and part-time employees, compared to 1,063 full- and part-time employees as of June 30, 2000.

     INTEREST EXPENSE. Interest expense decreased by $4.5 million, or 28%, to $11.8 million for the six months ended June 30, 2001 from $16.3 million for the comparable period in 2000. The decrease was primarily attributable to lower loan production, which resulted in lower warehouse financing, and lower financing costs. In addition, the average one-month LIBOR rate, which is the benchmark used to determine the Company's cost of borrowed funds, decreased on average to 4.9% for the six months ended June 30, 2001, compared to an average of 6.2% for the six months ended June 30, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $15.2 million, or 75%, to $35.4 million for the six months ended June 30, 2001, from $20.2 million for the comparable period in 2000. The increase primarily resulted from non-recurring charges primarily related to (1) the costs of maintaining an unprofitable servicing platform until it was transferred to Ocwen in May 2001, plus the associated costs of transferring the portfolio, (2) a change in the useful life of computer-related equipment from five years to three years, and (3) debt restructuring costs associated with the Company's current debt exchange offer. In addition, the Company recorded a $1.5 million charge related to a fair value adjustment to a pool of non-performing loans that the Company sold in July 2001.

     INCOME TAXES. The Company recorded a tax provision of $0.6 million and a tax benefit of $1.2 million for the six months ended June 30, 2001 and 2000, respectively.

PART II FINANCIAL CONDITION

ITEM 1 - JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

     Cash and interest-bearing deposits decreased $58.1 million, or 93%, to $4.2 million at June 30, 2001, from $62.3 million at December 31, 2000. This decrease was primarily related to the transfer of the servicing portfolio, which resulted in the transfer of all the securitization trusts' collection accounts to Ocwen.

     Accounts receivable decreased $16.9 million, or 82%, to $3.6 million at June 30, 2001, from $20.5 million at December 31, 2000. This decrease was primarily due to the sale of the Company's servicing advance receivables to Ocwen, and write-down of any servicing advance receivable determined to be uncollectable, in connection with the Company's transfer of servicing.

     Loans held for sale, net decreased $3.0 million, or 4%, to $79.7 million at June 30, 2001, from $82.7 million at December 31, 2000. This decrease was primarily due to the net difference between loan originations and loans securitized or whole loan sales during the six months ended June 30, 2001. In addition, the Company established a $1.5 million provision for loan losses in May 2001 related to a fair value adjustment to a pool of non-performing loans that the Company sold in July 2001. Based on management's review of its loans held for sale portfolio it was determined that an increase in the provision was required in order to properly reflect the market value of its inventory.

     Accrued interest decreased $9.9 million, or 95%, to $0.5 million at June 30, 2001, from $10.4 million at December 31, 2000. This decrease was primarily due to the sale of interest receivable assets (monthly delinquency advances) to Ocwen, in connection with the Company's transfer of servicing.

     Interest-only and residual certificates decreased $30.4 million, or 14%, to $186.5 million at June 30, 2001, from $216.9 million at December 31, 2000. This decrease primarily reflects a $25.4 million write down of the Company's residual certificates sold under a sale agreement entered into in the first quarter of 2001 for a $15 million cash purchase price, which represented a significant discount to the Company's carrying value of such residual certificates. This was partially offset by the net accretion of the Company's residual certificates as part of its mark-to-market fair value adjustment in accordance with SFAS 115. The Company also received a certificate valued at $7.0 million from loans securitized during the six months ended June 30, 2001.

     Equipment, net, decreased $7.4 million, or 49%, to $7.6 million at June 30, 2001, from $15.0 million at December 31, 2000. This decrease primarily reflects the Company's change to its estimated life on computer equipment during the second quarter of 2001, the disposition of servicing assets relating to the Company's transfer of servicing and the closing of some branches.

     Prepaid and other assets decreased $32.6 million, or 86%, to $5.2 million at June 30, 2001, from $37.8 million at December 31, 2000. This decrease was primarily attributable to (1) the extinguishment of the Company's wholly-owned special purpose entities (and the equity (capital) in such special purpose entity) used as the issuers for delinquency and servicing advance securitizations, in connection with the sale of servicing to Ocwen, upon the Company's repurchase of such securitization using the proceeds it received from selling the underlying delinquency and servicing advance receivables to Ocwen, and (2) the Company's payment of its Senior Note interest coupon in February 2001, which was held in escrow, and therefore reflected as a prepaid asset at December 31, 2000.

     Warehouse financing and other borrowings decreased $23.4 million, or 26%, to $65.2 million at June 30, 2001, from $88.6 at December 31, 2000. This decrease was primarily attributable to a lower amount of monies borrowed under the Company's warehouse facility.

     The aggregate principal balance of the Senior Notes totaled $149.6 million at June 30, 2001 and December 31, 2000, net of unamortized bond discount. The Senior Notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

     Investor payable decreased , to $0 at June 30, 2001, from $69.5 million at December 31, 2000. The decrease was the direct result of the Company's servicing portfolio transfer to Ocwen. The Company had previously recorded, as servicer, the amount of principal collected at the end of a reporting period and the accrued interest that was due the securtization trusts in the following period.

 LIQUIDITY AND CAPITAL RESOURCES

     In the past, the Company has operated generally on a negative cashflow basis. If it can increase loan originations to a sufficient level so as to bring down its overall cost to originate loans, the Company believes that it can generate positive cashflow within approximately twelve months. To do so, the Company must generate sufficient cash from (1) securitizing and selling whole loans, (2) origination fees on newly closed loans, and (3) cashflow from the excess cashflow certificates it retains in connection with its securitizations. However, there can be no assurance that the Company will begin generating positive cashflow within twelve months or at all. In addition, the Company must successfully complete the Second Exchange Offer in order to remain a going concern. If it is unable to consummate the Second Exchange Offer, the Company will likely file for bankruptcy.

      Currently, the Company's primary cash requirements include the funding of:

      o loan originations pending their pooling and sale,net of warehouse financing;

      o interest expense on warehouse and other financing;

      o fees, expenses, and tax payments incurred in connection with our securitization program; and

      o general ongoing administrative and operating expenses.

     Historically, the Company has utilized various financing facilities, the issuance of debt, like the senior notes, and an equity financing to offset negative operating cashflow and support its loan originations, securitizations, servicing and general operating expenses. The Company's primary sources of liquidity continue to be warehouse, residual and other financing facilities (E.G., capital leasing), securitizations of mortgage loans, and, subject to market conditions, sales of whole loans, mortgage servicing rights and residual assets, proceeds from excess cashflow certificates and the issuance of debt and equity securities. The Company also anticipates, subject to market conditions, utilizing net interest margin securitizations and/or other financing against our residual assets. If the Company is not able to obtain financing, it will not be able to originate new loans and its business and results of operations will be materially and adversely affected.

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

     To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations. The Company has one warehouse facility as of June 30,2001 for this purpose. The warehouse facility is a $200 million credit facility that has a variable rate of interest and expires on August 31, 2001. There can be no assurance that the Company will be able to renew this warehouse facility at its maturity at terms satisfactory to the Company or at all. The Company is currently in the process of seeking additional warehouse lines of credit, but there can be no assurance that the Company will be successful in its attempt to secure an additional warehouse line of credit on terms reasonably satisfactory to the Company, if at all.

     The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The continued availability of funds provided to the Company under these agreements is subject to, among other conditions, the Company's continued compliance with these covenants.

INTEREST RATE RISK

     The Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities, commercial paper rates and the London Inter-Bank Offered Rate ("LIBOR"). The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the loan servicing portfolio underlying the Company's securitizations. To the extent interest-only and residual classes of certificates have been capitalized on the books of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such interest-only and residual certificates, adversely impacting the Company's earnings. In an effort to mitigate the effect of interest rate risk, the Company periodically reviews its various mortgage products and identifies and modifies those that have proven historically more susceptible to prepayments. However, there can be no assurance that such modifications to its product line will mitigate effectively interest rate risk in the future.

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

HEDGING

     The Company originates mortgage loans and then sells them through a combination of whole loan sales and securitizations. Between the time the Company originates the mortgage and sells the mortgage loans in the secondary market, the Company may hedge the risk of fluctuations in interest. The risk to the Company begins after the Company originates mortgage loans and prior to selling or securitizing such mortgage loans. Since the Company has closed and funded a mortgage loan at a specified interest rate and recorded an expected gain at the time of sale of that mortgage loan, the Company is exposed to a higher interest rate environment due to market conditions. A higher interest rate market implies a higher cost of funds to the Company which decreases the net spread the Company would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result, the Company may experience a lower gain on sale.

     The Company's cost of funds generally has two components, the Treasury rate with a similar duration and average life and the spread to Treasuries or profit margin required by the investors. Management determines at its discretion whether or not to hedge the fair value of its mortgage loans in inventory that are pending sale. Historically, it has been the Company's objective to hedge the fair value of its mortgage loans during periods of uncertainty or volatility. Prior to the fourth quarter of 2000, Delta previously had used a "Treasury Rate Lock" to hedge its cost of funds exposure. However, in the third quarter of 1998 and again in the second quarter of 1999, asset-backed investors demanded substantially wider spreads over treasuries than historically experienced for newly issued asset-backed securities, which resulted in a hedge loss to Delta that was not offset by a higher gain on sale. In response, beginning in the fourth quarter 2000, management made the determination that a more appropriate strategy to use as a hedging vehicle, when the Company employed its hedging strategy, was to short sell 15-year FNMA mortgage securities ("FNMA Securities"), in lieu of the previous treasury rate lock contracts. It did so based on its belief that changes in the fair market value of FNMA Securities will be more similarly correlated to changes in the fair market value of its mortgage loans because both are considered "spread product" - the FNMA Securities incorporate both an underlying treasury rate with similar duration to the Company's mortgage loans plus a general spread meant to take into account additional risks such as early repayment or extension risk, etc. - that management believes make them more likely to respond similarly to a change in interest rates than AAA United States Treasury securities ("U.S. Treasuries"), which do not have a "spread" component. While neither of the above are perfect hedges, FNMA securities have demonstrated a closer correlation to the Company's cost of funds over the past few years, especially during periods of high interest rate volatility and market uncertainty. The Company determines the nature and quantity of hedging transactions based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations and purchases. The Company will enter into these hedging strategies through one of its warehouse lenders and/or one of the investment bankers that underwrite the

Company's securitizations. These strategies are designated as hedges in the Company's books and records and are closed out when the associated loans are sold.

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

     The Company did not hedge during the six months ended June 30, 2001. The Company recorded a hedge loss of $0.1 during the six months ended June 30, 2000.

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

     o The unanticipated expenses of assimilating newly-acquired businesses into the Company's structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company originates mortgage loans and then sells the mortgage loans through a combination of whole loan sales and securitizations. As a result, the primary market risk to which the Company is subject to is interest rate risk. In turn, interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general interest rate levels between the time the Company originates mortgage loans and the time when the Company sells such mortgage loans in securitization transactions can affect the value of the Company's mortgage loans held for sale and, consequently, the Company's net gain on sale revenue by affecting the "excess spread" between the interest rate on the mortgage loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by the securitization trusts. If interest rates rise between the time the Company originates the loans and the time the Company sells the loans in a securitization transaction, the excess spread generally narrows, resulting in a loss in value of the loans and a lower net gain on sale for the Company.

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

     To reduce its financial exposure to changes in interest rates, the Company generally hedges its mortgage loans held for sale by selling FNMA Securities (see "-Hedging"). The Company's hedging strategy has largely been an effective tool to manage the Company's interest rate risk on loans prior to securitization, by providing the Company with a cash gain (or loss) to largely offset the reduced (increase) excess spread (and resultant lower (or higher) net gain on sale) from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale.

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

     o In or about November 1998, Delta received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that Delta had violated the Home Equity and Ownership Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Lawss 349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought the injunctive relief on their behalf. Delta opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction enjoining Delta from proceeding with the foreclosure sales of the three inventory properties. Delta has filed a motion for reconsideration of the December 23, 1998 order. In January 1999, Delta filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, Delta filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing Delta, its attorneys and/or the NYSBD from issuing notices to certain of Delta's borrowers, in accordance with a settlement agreement entered into by and between Delta and the NYSBD. In or about October 1999 and November 1999, respectively, Delta and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permits Delta to issue an approved form of the notice. In September 1999, plaintiffs filed a motion for class certification, which was opposed by Delta in February 2000, and ultimately withdrawn without prejudice by plaintiffs in January 2001. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

     o In or about November 1998, Delta received notice that it had been named in a lawsuit filed in the United States District Court for the Southern District of of New York, alleging that it was liable on two limited guaranties of loans to a commercial real estate development project in Palm Beach County Florida. The complaint seeks compensatory damages for amounts claimed due under the limited guaranties in the amount of approximately $1.4 million plus interest and attorneys' fees. In January 1999, Delta answered the complaint. In October 1999, plaintiff filed a motion for summary judgment, which Delta opposed in November 1999. The motion has been fully briefed and submitted to the Court. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

     o In or about March 1999, Delta received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, Delta filed an answer to the complaint. In September 1999, Delta filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, Delta filed a motion to change venue and plaintiffs opposed the motion. In July 1999, the Court denied the motion to change venue. Delta appealed and in March 2000, the Appellate Court granted Delta's appeal to change venue from New York County to Nassau County. In August 1999, plaintiffs filed a motion for class certification, which Delta opposed in July 2000. In or about September 2000, the Court granted plaintiffs' motion for class certification, from which Delta filed a Notice of Appeal. In or about June 2001, Delta filed a motion for summary judgment to dismiss the complaint. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

     o In or about August 1999, the NYOAG filed a lawsuit against Delta alleging violations of (a) RESPA (by paying yield spread premiums), (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Lawss.296-a, and (e) New York Executive Law ss. 63(12). In September 1999, Delta and the NYOAG settled the lawsuit, as part of a global settlement by and among Delta, the NYOAG and the NYSBD, evidenced by that certain (a)
        Remediation Agreement by and between Delta and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, has implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and has created a fund financed by the grant of 525,000 shares of Delta Financial's common stock; the proceeds of which will be used, for among other things, to pay borrowers and for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against Delta. The Remediation Agreement and Stipulated Order on Consent supersede Delta's previously announced settlements with the NYSBD and the NYOAG. In March 2000, Delta finalized a settlement agreement with the United States Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Renewal, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

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

     o In or about April 2000, Delta received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that Delta has improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with Delta. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. Delta answered the complaint in June 2000. In March 2001, Delta filed a motion for summary judgment, which was opposed by plaintiffs in March 2001, and Delta filed reply papers in April 2001. In June 2001, Delta's motion for summary judgment dismissing the complaint was granted. In August 2001, plaintiffs served a Notice Appeal. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.

     The  annual  meeting  of  stockholders  was  held on May 15,  2001.  At the meeting,  Sidney A.  Miller  and  Martin D.  Payson  were  elected as a Class II
Director for a term of three years. Hugh Miller, Richard Blass, Arnold B. Pollard and Margaret Williams continue to serve as members of the Board of Directors.

               Votes cast in favor of Mr. Miller's selection totaled 11,261,786, while 309,396 votes were withheld.

               Votes cast in favor of Mr. Payson's selection totaled 11,263,401, while 307,781 votes were withheld.

     The stockholders also voted to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. Votes cast in favor of this ratification were 11,542,032, while votes cast against were 28,050 and abstentions totaled 1,100.

     The stockholders also voted to approve and adopt the Delta Financial Corporation 2001 Stock Option Plan. Votes cast in favor of this ratification were 11,043,324, while votes cast against were 524,983 and abstentions totaled 2,875.

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

(a)   Exhibits:  None

(b)   Reports on Form 8-K:  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DELTA FINANCIAL CORPORATION
                                                    (Registrant)

      Date:  August 14, 2001
                                          By: /S/ HUGH MILLER
                                             ---------------------------
                                             Hugh Miller
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER


                                          By: /S/ RICHARD BLASS
                                             ---------------------------
                                             Richard Blass
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER