Form 10-Q
period 2001-09-30
DELTA FINANCIAL CORP
filed 2001-11-14
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ___________

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

      As of September 30, 2001, 15,883,749 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                      Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 2001 and
         December 31, 2000.................................................  1

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and September 30, 2000.......  2

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2001 and September 30, 2000...................  3

         Notes to Consolidated Financial Statements........................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....... 27


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 28

Item 2.  Changes in Securities and Use of Proceeds......................... 31

Item 3.  Defaults Upon Senior Securities................................... 31

Item 4.  Submission of Matters to a Vote of Security Holders............... 31

Item 5.  Other Information................................................. 31

Item 6.  Exhibits and Current Reports on Form 8-K.......................... 31

Signatures................................................................. 33

                      (1)...PART I - FINANCIAL INFORMATION

                   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            SEPTEMBER 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)                    2001               2000
                                                              ----------         -----------
ASSETS
Cash and interest-bearing deposits                             $  4,394          $  62,270
Accounts receivable                                               2,970             20,502
Loans held for sale, net                                        172,399             82,698
Accrued interest receivable                                         482             10,388
Interest-only and residual certificates, net                     13,345            216,907
Equipment, net                                                    6,085             15,034
Prepaid and other assets                                            747             37,846
Deferred tax asset, net                                           5,600              5,600
                                                               --------           --------
    Total assets                                               $206,022          $ 451,245
                                                               ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank payable                                                   $  1,353          $     927
Warehouse financing and other borrowings                        167,146             88,632
Senior Notes                                                     10,844            149,571
Accounts payable and accrued expenses                            18,229             31,962
Investor payable                                                      -             69,489
Advance payment by borrowers for taxes and insurance                  -             12,940
                                                               --------           --------
    Total liabilities                                           197,572            353,521
                                                                =======            =======

Stockholders' Equity:
Preferred stock, $.01 par value. Authorized 150,000
   shares; 139,156 shares and 0 shares Series A issued
   and outstanding at September 30, 2001 and
   December 31, 2000, respectively                               13,916                  -
Common stock, $.01 par value. Authorized 49,000,000
   shares; 16,000,549 shares issued and 15,883,749 shares
   outstanding at September 30, 2001 and December 31,
   2000, respectively                                               160                160
Additional paid-in capital                                       99,472             99,472
Retained deficit                                               (103,780)              (590)
Treasury stock, at cost (116,800 shares)                         (1,318)            (1,318)
                                                               --------           --------
    Total stockholders' equity                                    8,450             97,724
                                                               --------           --------
      Total liabilities and stockholders' equity               $206,022           $451,245
                                                               ========           ========

                See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           2001           2000                2001           2000
                                                       -------        -------             -------        -------
REVENUES
   Net gain on sale of mortgage loans               $    2,331      $  14,570          $   22,028    $    40,498
   Interest                                            (16,075)         2,721             (25,621)        20,825
   Servicing fees                                            -          2,959               2,983         10,763
   Origination fees                                      3,380          7,375              12,274         20,428
                                                     ---------       --------             -------        -------
       Total revenues                                  (10,364)        27,625              11,664         92,514
                                                     ----------      --------             -------        -------
EXPENSES
   Payroll and related costs                             9,945         13,534              33,228         44,794
   Interest expense                                      2,928          7,450              14,749         23,781
   General and administrative                            8,557         12,261              43,950         32,467
   Debt modification charges                                 -          3,088                   -          3,088
   Restructuring and other special charges                   -          6,677               1,246          6,677
                                                       -------        -------              ------        -------
       Total expenses                                   21,430         43,010              93,173        110,807
                                                       -------        -------              ------        -------

Loss before income
    tax expense (benefit) and
    extraordinary item                                 (31,794)       (15,385)            (81,509)       (18,293)
Income taxes expense (benefit)                           1,861         (4,179)              2,426         (5,386)
                                                     ---------       ---------         ----------       ---------
Loss before extraordinary item                         (33,655)       (11,206)            (83,935)       (12,907)

Extraordinary item, net of tax -
   loss on early extinguishment of debt                (19,255)             -             (19,255)             -
                                                       ---------     ---------          ----------     ----------
Net loss                                           $   (52,910)    $  (11,206)        $  (103,190)   $   (12,907)
                                                       ========      =========          ==========     ==========

BASIC EARNINGS PER SHARE:
  Loss before extraordinary item                   $     (2.12)    $    (0.71)        $     (5.28)   $     (0.81)
  Extraordinary item, net of tax                   $     (1.21)    $        -         $     (1.21)   $         -
                                                      =========      =========          ==========     ==========
  Net loss per share                               $     (3.33)    $    (0.71)        $     (6.49)   $     (0.81)
                                                      =========      =========          ==========     ==========


DILUTED EARNINGS PER SHARE:
   Loss before extraordinary item                  $     (2.12)    $    (0.70)        $     (5.28)   $     (0.81)
   Extraordinary item, net of tax                        (1.21)             -               (1.21)             -
                                                      ---------      ---------          ----------     ----------
   Net loss per share                              $     (3.33)    $    (0.70)        $     (6.49)   $     (0.81)
                                                      =========      =========          ==========     ==========

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                          2001             2000
                                                                              -------           -------
Cash flows from operating activities:
  Net loss                                                                 $ (103,190)       $ (12,907)
  Adjustments to reconcile net income to net cash used in
    operating activities:
     Provision for loan and recourse losses                                     2,293              614
     Depreciation and amortization                                              7,260            9,717
     Extraordinary loss on early extinguishment of debt                        19,255                -
     Deferred tax benefit                                                           -          (22,482)
     Capitalized mortgage servicing rights, net of amortization                     -            5,850
     Deferred origination costs                                                    12              653
     Interest-only and residual certificates received in
       securitization transactions, net                                        50,472          (14,473)
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                              16,934           (1,070)
       (Increase) decrease in loans held for sale, net                        (91,613)          34,533
       Decrease in accrued interest receivable                                  9,906           49,173
       Decrease (increase) in prepaid and other assets                         32,556          (17,689)
       (Decrease) increase in accounts payable and accrued expenses               (21)           2,280
       Decrease in investor payable                                           (69,489)         (21,262)
       (Decrease) increase in advance payments by borrowers for
          taxes and insurance                                                 (12,940)             149
                                                                             ----------        --------
          Net cash (used in) provided by operating activities                (138,565)          13,086
                                                                             ----------        --------

Cash flows from investing activities:
  Disposition (purchase) of equipment                                           1,749           (1,258)
                                                                              --------         --------
         Net cash used in investing activities                                  1,749           (1,258)
                                                                              --------         --------

Cash flows from financing activities:
  Proceeds (repayments) from warehouse financing & other borrowings, net       78,514          (26,925)
  Increase (decrease) in bank payable, net                                        426             (668)
                                                                              -------          --------
           Net cash provided by (used in) financing activities                 78,940          (27,593)
                                                                              -------          --------
           Net decrease in cash and interest-bearing deposits                 (57,876)         (15,765)

Cash and interest-bearing deposits at beginning of period                      62,270           69,557
                                                                              --------        ---------
Cash and interest-bearing deposits at end of period                          $  4,394         $ 53,792
                                                                              ========        =========

Supplemental Information:
Cash paid during the period for:
  Interest                                                                   $ 13,391         $ 26,512
                                                                              ========         ========
  Income taxes                                                               $    744         $  2,133
                                                                              ========         ========


          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)BASIS OF PRESENTATION

   Delta Financial Corporation (the "Company" or "Delta") is a Delaware corporation, which was organized in August 1996.

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and related notes of the Company for the year ended December 31, 2000. The results of operations for the three- and nine-month periods ended September 30, 2001 is not necessarily indicative of the results that will be expected for the entire year.

   We have made all adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. We have reclassified certain prior period amounts in the financial statements to conform to the current year presentation.

(2)SUMMARY OF REGULATORY SETTLEMENTS

   In September 1999, the Company settled allegations by the New York State Banking Department (the "NYSBD") and a lawsuit by the New York State Office of the Attorney General (the "NYOAG") alleging that Delta had violated various state and federal lending laws. The global settlement was evidenced by that certain (a) Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and has created a fund managed by the NYSBD and financed by the grant of 525,000 shares of Delta Financial's common stock.

   Each month, on behalf of borrowers designated by the NYSBD, the Company makes subsidy payments to the related securitization trusts. These subsidy payments fund the differential between the original loan payments and the reduced loan payments. As part of an exchange offer the Company completed in August 2001 (see "-Corporate Restructuring, Debt Modification, and Debt Restructuring"), Delta Funding Residual Exchange Company, LLC (the "LLC") - a newly-formed entity, the voting membership interests of which are owned by the former holders of the Company's
                                       4

Senior Secured Notes and Senior Notes due 2004 (the "Notes") who tendered their Notes for such membership interests and other securities - is obligated to satisfy these payment subsidies out of the cashflows generated by the interest-only and residual certificates it owns (which formerly secured the Senior Secured Notes). Management believes the LLC will have sufficient cashflows from its assets to satisfy these payment subsidies. However, in the event the LLC's cashflows are insufficient to pay this obligation, the Company remains primarily responsible to satisfy its obligations under the Remediation Agreement.

   The proceeds of the stock fund will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. The Company does not manage the fund created for this purpose. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of Delta's common stock. Changes to the market price of these shares of common stock deposited in the fund do not have any impact on the Company's financial statements. The Company did not make any additional financial commitments between the settlement date and March 2000.

   In March 2000, the Company finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Development, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment by Delta.

(3)CORPORATE RESTRUCTURING, DEBT MODIFICATION, AND DEBT RESTRUCTURING

   CORPORATE RESTRUCTURING

   In January 2001, Delta announced that it had entered into an agreement with Ocwen Financial Corporation ("Ocwen") to transfer its servicing portfolio to Ocwen. In May 2001, the Company physically transferred its entire servicing portfolio to Ocwen, and laid-off the majority of its servicing staff. The Company recorded $0.5 million pre-tax charge related to this restructuring which is included in restructuring charges in the consolidated statements of operations. The Company terminated 128 employees at the time of its servicing transfer to Ocwen. This charge relates to employee severance associated with closing the Company's servicing operations. The Company no longer services any loans nor does it have a servicing operation.

   The following table sets forth the components of the Company's accrual restructuring charges:

                                     ACCRUAL BALANCE AT    ACCRUAL     EXPENSE   ACCRUAL BALANCE AT
(DOLLARS IN THOUSANDS)                DECEMBER 31, 2000   INCREASE   RECOGNIZED  SEPTEMBER 30, 2001
----------------------------------------------------------------------------------------------------
Write down of lease obligations                  $1,163          -        (442)                 721

Employment termination payments                     180        473        (642)                  11

----------------------------------------------------------------------------------------------------
Total Accrual Restructuring Charges              $1,343        473      (1,084)                 732
----------------------------------------------------------------------------------------------------

                                       5

   DEBT MODIFICATION AND DEBT RESTRUCTURING

   In August 2000, the Company announced an agreement to modify its Senior Notes (the "Debt Modification"). With the consent of greater than fifty percent of its Senior Note holders, the Company modified a negative pledge covenant in the Senior Notes Indenture, which previously prevented the Company from selling or otherwise obtaining financing against any of its interest-only or residual certificates (collectively, the "Residual Certificates "). In consideration for the Senior Noteholders' consent, the Company agreed, in an exchange offer (the "First Exchange Offer"), to offer then current Senior Noteholders the option to exchange their then existing Senior Notes for (a) new senior secured notes (the "Senior Secured Notes") and (b) ten-year warrants to buy approximately 1.6 million shares of Common Stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The Senior Secured Notes have the same coupon, face amount and maturity date as the Senior Notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of the Company's Residual Certificates. The First Exchange Offer was consummated in December 2000, with holders of greater than $148 million of Senior Notes tendering in the exchange.

   In February 2001, the Company entered into a letter of intent with the beneficial holders of over fifty percent of its Senior Secured Notes to restructure, and ultimately extinguish, the Senior Secured Notes (the "Second Debt Restructuring"). In March 2001, the Company obtained the formal consent of these beneficial holders of the Senior Secured Notes through a Consent Solicitation that modified certain provisions of the Senior Secured Notes Indenture to, among other things, allow for the release of two interest-only and residual certificates then securing the Senior Secured Notes. The Company was able to first finance and ultimately sell the Residual Certificates underlying five securitizations (including two Residual Certificates that were released as part of the Second Debt Restructuring) for a $15 million cash purchase price to provide for working capital.

   In consideration for their consent, the Company agreed to offer the holders of the Senior Secured Notes and the Senior Notes, an opportunity to exchange their Notes for the Company's newly issued preferred stock and membership interests in a newly formed LLC, to which the Company transferred all of the mortgage-related securities then securing the Senior Secured Notes (the "Second Exchange Offer") primarily comprised of Residual Certificates. The Second Exchange Offer was launched on July 23, 2001 and consummated on August 29, 2001. As part of the Second Exchange Offer, all tendering Noteholders waived their right to receive any future interest coupon payments on the tendered Notes beginning with the August 2001 interest coupon payment. With the closing of the Second Exchange Offer, the Company paid the August 2001 interest coupon payment on the approximately $10.8 million of Notes that did not tender in the Second Exchange Offer.

   In the Second Exchange Offer, holders of approximately $138.1 million in principal amount of Delta's Senior Secured Notes and $1.1 million in principal amount of Delta's Senior Notes, exchanged their Notes for commensurate interests in (1) the voting membership interests in a newly-formed limited liability company -LLC, to which the Company transferred all of the mortgage-related securities previously securing the Senior Secured Notes; (2) shares of common stock of a newly-formed management corporation that will manage the LLC's assets; and (3) shares of the Company's newly-issued preferred stock having an aggregate preference amount of

$13.9 million. As part of the transaction, Delta obtained a non-voting membership interest in the LLC, which entitles Delta to receive 15% of the net cash flows from the LLC for the first three years (through June 2004) and, thereafter, 10% of the net cash flows from the LLC. The net cashflows from the LLC are equal to the total cashflows generated by the assets held by the LLC for a particular period, less (a) all expenses of the LLC, (b) certain related income tax payments, and (c) the NYSBD subsidy payments. Distributions from the LLC will be paid approximately on a quarterly basis, commencing in the fourth quarter of 2001. By extinguishing substantially all of the Company's long-term debt, the rating agencies that previously rated the Company and its long-term debt have withdrawn their corporate ratings.

   Management believes that its transfer of servicing to Ocwen and the Second Exchange Offer were essential steps in its continuing effort to restructure its operations and reduce its negative cashflow previously associated with its servicing operations and the Notes.

(4)EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is loss from continuing operations.


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -------------------            -------------------
(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)           2001           2000            2001           2000
-----------------------------------------------------------------------------------------------------
Loss from continuing operations               $(33,655)      $(11,206)       $(83,935)      $(12,907)
Weighted-average shares - basic              15,883,749     15,883,749      15,883,749     15,883,749
Basic EPS                                       $(2.12)        $(0.71)         $(5.28)        $(0.81)

Weighted-average shares - basic              15,883,749     15,883,749      15,883,749     15,883,749
Incremental shares-options                       18,560         37,120          24,747         37,572
-----------------------------------------------------------------------------------------------------
Weighted-average shares - diluted            15,902,309     15,920,869      15,908,496     15,921,321
Diluted EPS                                     $(2.12)        $(0.70)         $(5.28)        $(0.81)

(5)IMPACT OF NEW ACCOUNTING STANDARDS

   In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement supersedes and amends certain paragraphs of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no impact on the Company's financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for securitizations and other transfers of assets. The Standard is based on the application of a financial component approach that focuses on control, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Standard requires disclosure of information about securitized assets, including principal outstanding of securitized and other managed assets, accounting policies, key assumptions related to the determination of the fair value of retained interests, delinquencies and credit losses. Certain provisions of this Statement, including relevant disclosures, are effective for fiscal years ending after December 15, 2000. The remaining provisions were effective for transfer transactions occurring after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. In July of 2001, FASB Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Financial Assets," was issued which delays the effective date for the isolation standards and related guidance under SFAS No. 140 to transfers of financial assets occurring after December 31, 2001, instead of March 31, 2001. The implementation of SFAS No. 140 provisions did not have a material impact on our financial condition or results of operations. The implementation of the remaining provisions, subsequent to December 31, 2001, is not expected to have a material impact on our financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The amortizing intangible assets will also be reviewed for impairment at least annually. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entity's fiscal year. There was no material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 141 on July 1, 2001. The Company does not believe that there will be a material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 142 on January 1, 2002.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that there will be a material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING  DISCUSSION  SHOULD BE READ IN CONJUNCTION  WITH THE  CONSOLIDATED
FINANCIAL STATEMENTS OF THE COMPANY AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

GENERAL
   Delta Financial Corporation (the "Company" or "Delta"), through its wholly owned subsidiaries, engages in the consumer finance business by originating, securitizing, and selling (and, prior to May 2001, servicing) non-conforming home equity loans. Throughout its 19 years of operating history, the Company has focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios for such purposes as debt consolidation, home improvement, mortgage refinancing or education.

   The Company has two principal components to its mortgage business. First, the Company provides mortgage loans to individual borrowers, which is a cash and expense outlay for the Company, because its cost to originate a loan exceeds the fees the Company collects at the time of origination for that loan. At the time the Company originates a loan, and prior to the time it sells that loan, the Company finances that loan using a warehouse line of credit. Second, the Company sells loans, either through securitization or on a whole loan basis, to generate cash and non-cash revenues. The Company uses the proceeds from these sales to repay its warehouse line of credit and for working capital.

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

   RETAIL LOANS. The Company develops retail loan leads ("Retail Loans") primarily through its telemarketing system and its network of 11 retail offices located in seven states. In 2001, the Company closed two under-performing retail offices in Florida and one in Ohio. In October 2001, the Company closed a retail office in Indiana. In the third quarter of 2001, the Company opened its second retail call center in Pittsburgh, Pennsylvania.

   For the three months ended September 30, 2001 the Company originated $146.6 million of loans, a decrease of 26% over the $197.9 million of loans originated and purchased in the comparable period in 2000. Of these amounts, approximately $83.4 million were originated through its network of brokers and $63.2 million were originated through its retail network during the three months ended September 30, 2001. During the three months ended September 30, 2000 the Company originated $130.7 million through its network of brokers and $65.7 million through its retail network, and purchased $1.5 million from its network of correspondents.

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

   SALE OF LOANS. The Company generally sells loans in one of two manners, either through securitization or on a whole loan basis. In the third quarter of 2001, the Company did not securitize, due both to the events of September 11th and the aftershock effects on the capital markets (including the market for asset-backed securities, like those issued in the Company's securitizations). The Company did, however, sell $59 million of loans on a whole loan basis in the third quarter of 2001, and successfully completed a $180 million secuitization in October 2001. The Company plans to continue to utilize a combination of securitization and whole loan sales for the foreseeable future.

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

CERTAIN ACCOUNTING CONSIDERATIONS

   As a fundamental part of its business and financing strategy, Delta typically sells the majority of the loans it originates through securitization and derives a substantial portion of its income from these sales. In a securitization, the Company sells a pool of loans it has originated to a REMIC trust for a cash purchase price. The trust, in turn, finances the purchase of the pool of loans it has acquired by selling "pass-through certificates" or bonds, which represent undivided ownership interests in the trust. Holders of the pass-through certificates are entitled to receive monthly distributions of all principal received on the underlying mortgages and a specified amount of interest, determined at the time of the offering. When the Company sells a pool of loans to a securitization trust, it typically receives the following economic interests in the securitization trust: (a) the difference between (1) the interest payments due on the loans sold to the trust for so long as they remain outstanding and (2) the interest paid to the pass-through certificateholders, less losses incurred on the underlying mortgage loans, the contractual servicing fee and other costs and expenses of administering the securitization trust, represented by Residual Certificates, (b) a cash purchase price from the sale of an interest-only certificate sold at the time of securitization, and (c) a cash premium for selling the right to service the loans on behalf of the securitization trust (or, in the alternative, if the Company were to retain servicing rights, the right to service the loans on behalf of the trust and earn a servicing fee for so long as the loans remain outstanding, as well as other ancillary servicing-related fees directly from the borrowers on the underlying loans. However, because the Company closed its servicing operations in May 2001, on a go-forward basis, it expects only to receive a cash premium from selling the right to service loans on behalf of new securitization trusts.)

   The Company's net investment in the pool of loans sold at the date of the securitization represents the amount originally paid to originate the loans adjusted for (i) any direct loan origination costs incurred (an increase) and loan origination fees received (a decrease) in connection with the loans, which are treated as a component of the initial investment in loans, and (ii) the principal payments received, and the amortization of the net loan fees or costs, during the period the Company held the loans prior to their securitization. The Company's investment in the loans also reflects adjustments for any gains (a decrease in the investment) or losses (an increase in the investment) the Company has incurred on any hedging instruments which the Company may have utilized to hedge against the effects of changes in interest rates during the period it holds the loans prior to their securitization (see "-Hedging").

   Upon the securitization of a pool of loans, the Company (i) recognizes in income, as origination fees, the unamortized origination fees included in the investment in the loans sold, and (ii) recognizes a gain on sale of loans equal to (a) the difference between (1) cash received from the trust and (2) the investment in the loans remaining after the allocation of portions of that investment to record the Residual Certificate (recorded on the Company's financial statements under the interest-only and residual certificates, net) (and, where applicable, mortgage servicing rights) received in the securitization, (b) the cash premium received from selling the right to service the loans on behalf of the trust, and (c) less the costs associated with securitization. The majority of the net gain on sale of mortgage loans through the securitization results from: (1) the cash purchase price received in connection with the sale of an interest-only certificate, and (2) the fair value of the Residual Certificates retained by the Company in a securitization for each period.

   The Company has sold an interest-only certificate created in each of its last 16 securitizations for cash proceeds and, subject to market conditions, intends to continue to sell an interest-only certificate as long as the sale effectively maximizes cash flow and profitability.

   The Residual Certificates that the Company receives upon the securitization of a pool of loans are accounted for as a trading security. The amount initially allocated to the Residual Certificates at the date of a securitization reflects the fair value of that interest. The amount recorded for the Residual Certificates is reduced for distributions thereon which the Company receives from the trust, and is adjusted for subsequent changes in the fair value of Residual Certificates held by the Company, which are reflected in the statement of operations.

   The Company did not complete a securitization of mortgage loans in the third quarter of 2001 due to the events that occurred on September 11, 2001 and their impact on the capital markets and, in particular, the market for asset-backed securities. The Company did, however, sell whole loans for a cash premium in the third quarter of 2001.

   In October 2001, the Company completed a securitization of mortgage loans.

 FAIR VALUE ADJUSTMENTS

     At the time each securitization transaction closes, the Company determines the present value of the related Residual Certificates using certain assumptions regarding the underlying mortgage loans made by management at the time the loans are sold. The Residual Certificate is then recorded at an estimated fair value. These estimates primarily include:

    o future rate of prepayment;

    o credit losses;

    o discount rate used to calculate present value; and

    o the LIBOR  forward  curve (using  current  LIBOR as the floor rate).

   The value of each Residual Certificate represents the future expected cash flow from such certificate based upon management's best estimate. Management monitors the performance of the loans underlying each Residual Certificate, and any changes in the estimates (and consequent changes in value of the Residual Certificates) is reflected in interest income in the quarter in which any such change in estimate is made. Although management believes that the assumptions it uses are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

   In determining the fair value of each of the Residual Certificates, the Company makes the following underlying assumptions:

  (a) Prepayment rate assumptions are based upon the Company's on-going analysis of industry and Company pool trends, the most recent adjustments to these assumptions were made in the third quarter of 2001 and, prior to that, in the third quarter 2000. The following table shows the changes to the prepayment assumptions at each of these dates:

   LOAN TYPE          AT SEPTEMBER 30, 2001     AT  SEPTEMBER 30, 2000
   ---------          ---------------------     ----------------------
   Fixed Rate:
      At Month 1            4.00%                      4.00%
      Peak Speed*          30.00%                     23.00%
   Adjustable Rate:
      At Month 1            4.00%                      4.00%
      Peak Speed*          75.00%                     50.00%

* Since the second quarter of 1998,  the Company has utilized a "vector"  curve,
  instead  of  a  "ramp"  curve,   which  the  Company  believes  will  be  more
  representative of future loan prepayment experience.

  (b) A default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts of 5.00% of the amount initially securitized at September 30, 2001 compared to 3.50% at December 31, 2000; and

  (c) A discount rate of 15% at September 30, 2001 compared to 12% at September 30, 2000 on "senior" Residual Certificates (i.e., those Residual Certificates that are not subject to a Net Interest Margin, or "NIM," Transaction). Prior to the quarter ending September 30, 2001, some of the Company's Residual Certificates were subject to a NIM Transaction, for which the Company applied an 18% discount rate. As part of the Second Exchange Offer, all of the Residual Certificates subject to the NIM Transaction were transferred to the LLC. As such, at September 30, 2001, the Company retains only "senior" Residual Certificates.

      In the third quarter of 2000, the Company had increased the discount rate its uses on those Residual Certificates included in the NIM Transaction to 18% (from 12%) and recorded an $8.8 million valuation adjustment. The adjustment reflected a reduction in the present value of those Residual Certificates sold in connection with the Company's NIM transaction completed in the fourth quarter of 2000. The Company increased the discount rate on these Residual Certificates during the period that the senior NIM securities will be outstanding, to account for the potentially higher risk associated with the residual cash flows expected to be received by the holder of the certificated interest in the NIM trust, which is subordinated to the senior security sold in the NIM transaction.

      In the fourth quarter of 2000, the Company had increased the discount rate it used in determining the present value of its "senior" Residual
      Certificates to 13% from 12%, and recorded a $7.1 million valuation adjustment. The adjustment reflected an increase in volatility concerning the other underlying assumptions used in estimating expected future cash flows due to greater uncertainty surrounding current and future market conditions, including without limitation, inflation, recession, home prices, interest rates and equity markets.

   The Company revised its prepayment rate assumption primarily to reflect the Company's actual loan performance experience and the current and future expected interest rate environment (lower interest rates). The Company revised its loan loss reserve assumption to reflect management's belief that losses may increase due to (i) increased delinquencies on the Company's underlying mortgage loans as well as increased delinquencies throughout all credit-related industries (i.e. other mortgage-related products and credit cards), (ii) a potential recession and increased unemployment, and (iii) anticipated flat to a slight decline in home values as compared to the past few years. Lastly, the Company revised its discount rate to reflect current market conditions and the rate of return management believes to be appropriate given the inherent risk and volatility of its Residual Certificates.

   At September 30, 2001, the Company recorded a charge to interest income to reflect a fair value adjustment to its remaining Residual Certificates totaling $19.7 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

GENERAL

   The Company's loss before extraordinary item was $33.6 million, or $2.12 per share (basic and diluted), for the quarter ended September 30, 2001, compared to a net loss of $11.2 million, or $0.71 per share basic and $0.70 per share diluted, for the quarter ended September 30, 2000. The extraordinary item, net of tax for the quarter ended September 30, 2001, totaled a loss of $19.3 million, or $1.21 per share (basic and diluted). For the three months ended September 30, 2001 the net loss includes (i) an extraordinary item, net of tax, totaling a loss of $19.3 million, or $1.21 per share (basic and diluted), and non-recurring charges of $1.4 million, or $0.09 per share (basic and diluted), relating to professional fees incurred in connection with the Second Exchange Offer and (ii) a charge (loss) to interest income of $19.7 million, or $1.24 per share

(basic and diluted), reflecting a fair value adjustment to the Company's remaining Residual Certificates, due to the Company changing the valuation assumptions it uses to estimate fair value (see "Fair Value Adjustments"). Results for the three months ended September 30, 2001 also were negatively impacted by the Company's not securitizating in the quarter, which significantly reduced its revenues for the quarter.

   The net loss for the three months ended September 30, 2000 included (i) non-recurring charges of $7.1 million or $0.45 per share (basic and diluted) associated with a corporate restructuring and a debt modification, (ii) a reduction of $6.4 million, or $0.40 per share (basic and diluted), in the carrying value of a portion of the Company's Residual Certificates, due to the Company increasing the discount rate it utilized in valuing the Residual Certificates underlying the Company's NIM Transaction, and (iii) non-recurring income of $1.5 million or $0.10 per share (basic and diluted) from the Company's sale of one of its domain names.

  REVENUES

   Total revenues decreased $38.0 million, or 138%, to $(10.4) million for the three months ended September 30, 2001, from $27.6 million for the comparable three-month period in 2000. The decrease in revenue was primarily attributable to lower interest income related to the Company recording a charge to interest income to reflect a fair value adjustment to its remaining Residual Certificates, lower net gain on sale of mortgages due to the Company's not executing a securitization in the quarter, lower origination fees relating to a decrease in the amount of loan originations and no servicing fees earned due to the sale of the Company's servicing operations to Ocwen in May 2001.

   The Company originated $146.6 million of mortgage loans for the three months ended September 30, 2001, representing a 26% decrease from $197.9 million of mortgage loans originated and purchased for the comparable period in 2000. The events of September 11, 2001 had a direct adverse impact on the amount of loan originations for the month of September 2001. The Company sold $59 million of loans on a whole loan basis during the three months ended September 30, 2001, representing a 72% decrease from $211.7 million sold through securitization and on a whole loan basis during the same period in 2000.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the non-cash interest-only and residual certificates retained by the Company in a securitization for each period, (b) the cash premium purchase price received in connection with the sale of an interest-only certificate sold in a securitization for each period, (c) the cash premium received from selling mortgage servicing rights in connection with each securitization, and/or the fair value of the non-cash capitalized mortgage servicing rights associated with loans securitized in each period (if we retain mortgage servicing rights , which the Company does not anticipate doing in the future) and (d) the cash premium earned on the sale of whole loans on a servicing-released basis, (2) less the (x) premiums paid to originate or acquire mortgage loans, (y) costs associated with securitizations and (z) any hedge loss (gain) associated with a particular securitization.

   Net gain on sale of mortgage loans decreased $12.2 million, or 84%, to $2.3 million for the three months ended September 30, 2001, from $14.6 million for the comparable period in 2000. This decrease was primarily due to the Company not executing a securitization in the quarter due to adverse market conditions resulting from the events of September 11, 2001, the results of which significantly reduced its revenue for the quarter.

   INTEREST. Interest primarily represents the sum of (1) the gross cash interest earned on loans held for sale, (2) the cash received from the Company's interest-only and residual certificates, (3) the non-cash mark-to-market or non-cash valuation adjustments to the Company's interest-only and residual certificates to reflect changes in fair value, and (4) cash interest earned on bank accounts.

   Interest decreased $18.8 million, to $(16.1) million for the three months ended September 30, 2001, from $2.7 million for the comparable three-month period in 2000. The decrease in interest income was primarily due to (i) a charge of $19.7 million reflecting a fair value adjustment to the Company's remaining Residual Certificates related to the Company changing the valuation assumptions it uses to estimate fair value (see "-Fair Value Adjustments"), (ii) a 26% decrease in loan production for the three months ended September 30, 2001, compared to the same period in 2000, which resulted in a lower amount of mortgage loans generating interest income while held in inventory pending a securitization or whole loan sale, (iii) a lower average mortgage coupon rate charged to borrowers of 10.3% from 11.9% reflecting a lower economic interest rate environment, and (iv) a decrease in interest earned on interest bearing cash accounts received by the Company as servicer on its securitizations. The Company will continue to earn less interest income on its interest bearing accounts on a go-forward basis because a substantial amount of such deposits were transferred to Ocwen in connection with the Company's sale of its servicing portfolio to Ocwen in May 2001.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue received by the Company less the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights.

   Servicing fees decreased $3.0 million, or 100%, to $0 million for the three months ended September 30, 2001, from $3.0 million for the comparable three-month period in 2000. This decrease was the result of the Company's sale of its entire servicing portfolio to Ocwen in May 2001.

   ORIGINATION FEES. Origination fees represent fees earned on brokered and retail originated loans and other income. Origination fees decreased $4.0 million, or 54%, to $3.4 million for the three months ended September 30, 2001, from $7.4 million for the comparable three-month period in 2000. The decrease was primarily due to (i) the sale of the Company's domain name in July 2000, and
(ii) a 26% decrease in loans originated.

EXPENSES

   Total expenses decreased by $21.6 million, or 50%, to $21.4 million for the three months ended September 30, 2001, from $43.0 million for the comparable period in 2000. The decrease was primarily related to nonrecurring charges incurred in connection with the Company's corporate restructuring and Debt Modification completed in the third quarter of 2000. The decrease in expenses was also the result of a decrease in interest expense relating to a significantly lower amount of interest due on the Notes resulting from the Company extinguishing approximately $139.2 million of Notes in the Second Exchange Offer (see "-Corporate Restructuring, Debt Modification and Debt Restructuring"), a lower interest rate environment, and a decrease in general and administrative and personnel costs due to the Company's corporate restructuring.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees. Payroll and related costs decreased by $3.6 million, or 27%, to $9.9 million for the three months ended September 30, 2001, from $13.5 million for the comparable period in 2000. The decrease was primarily the result of (i) the downsizing, effectuated by the Company, as part of its overall corporate restructuring beginning in the second half of 2000 and culminating with the sale of its servicing operation in May 2001 (as of September 30, 2001, the Company employed 614 full- and part-time employees, compared to 881 full- and part-time employees as of September 30,
2000), and (ii) a lower amount of commissions paid due to lower loan originations in the third quarter of 2001 compared to the third quarter of 2000.

   INTEREST EXPENSE. Interest expense includes the borrowing costs under its warehouse credit facility to finance loan originations, equipment financing and the Notes.

   Interest expense decreased by $4.5 million, or 61%, to $2.9 million for the three months ended September 30, 2001 from $7.4 million for the comparable period in 2000. The decrease was primarily due to (i) the Company extinguishing $139.2 million of Notes, and the corresponding interest expense related thereto,
(ii) lower warehouse financing costs due to lower borrowing costs (the average one-month LIBOR rate, which is the benchmark index used to determine the Company's cost of borrowed funds, decreased on average to 3.5% for the third quarter 2001, compared to an average of 6.6% for the third quarter 2000), and
(iii) lower loan production which resulted in less warehouse financing, and the corresponding interest expense associated related thereto.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of costs attributable to office rent, insurance, telephone, depreciation, goodwill amortization, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses, the provision for loan losses on the inventory of loans held for sale and recourse loans, and the disposition and transfer of the Company's servicing platform.

   General and administrative expenses decreased $3.7 million, or 30%, to $8.6 million for the three months ended September 30, 2001, from $12.3 million for the comparable period in 2000. The decrease primarily resulted from the cost savings related to the Company's corporate restructuring, including the disposition of its servicing portfolio in May 2001, and the capital charges previously associated with the Company's interest and servicing advance securitizations prior to the sale of the servicing portfolio.

   DEBT MODIFICATION CHARGES. During the three months ended September 30, 2000 the Company recorded $3.1 million of debt modification charges primarily related to professional fees, including without limitation legal and accounting fees related to the Debt Modification (see "-Corporate Restructuring, Debt Modification and Debt Restructuring").

   RESTRUCTURING AND OTHER SPECIAL CHARGES. For the three months ended September 30, 2000 the Company recorded $6.7 million of charges related to the restructuring of its operations. These charges primarily related to employee severance associated with the layoffs, and a reduction to both goodwill and office equipment write-offs (see "-Corporate Restructuring and Debt Modification"). The Company did not record restructuring charges for the three months ended September 30, 2001.

   INCOME TAXES. Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates. The Company recorded a tax provision of $1.9 million primarily related to excess inclusion income earned within the REMIC securitization transactions and a tax benefit of $4.2 million for the three months ended September 30, 2001 and 2000, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

GENERAL

   The Company's loss before extraordinary item for the nine months ended September 30, 2001 was $83.9 million, or $5.28 per share (basic and diluted), compared to a net loss of $12.9 million, or $0.81 per share (basic and diluted), for the nine months ended September 30, 2000. The extraordinary item, net of tax for the nine months ended September 30, 2001 totaled a loss of $19.3 million or $1.21 per share (basic and diluted). For the nine months ended September 30, 2001, the net loss included (1) a $25.4 million, or $1.60 per share (basic and diluted), write down of Residual Certificates relating to a sale agreement the Company entered into in the first quarter of 2001 (that closed in May 2001), for a cash purchase price of $15 million which reflected a significant discount to the Company's carrying value of such residual certificates; (2) a charge (loss) to interest income of $19.7 million or $1.24 per share (basic and diluted) in the third quarter, reflecting a fair value adjustment to the Company's remaining Residual Certificates, due to the Company changing the valuation assumptions it uses to estimate fair value (see "-Fair Value Adjustments"), (3) a non-recurring charge of $10.7 million or $0.67 per share (basic and diluted) relating to the Company's disposition and transfer of its servicing platform in May 2001, (4) a non-recurring charge of $3.6 million or $0.23 per share (basic and diluted) in the second quarter relating to a change in accounting estimates regarding the life expectancy of the Company's computer-related equipment, (5) a non-recurring charge of $1.4 million or $0.09 per share (basic and diluted) in the third quarter relating to professional fees incurred in connection with the Second Exchange Offer and (6) a charge of $1.5 million or $0.09 per share (basic and diluted) in the second quarter for establishing a reserve for the Company's non-performing mortgage loans. Results for the nine months ended September 30, 2001 were also negatively impacted by the Company not executing a securitization in either the first or third quarters, which significantly reduced its revenues for the nine months ended September 30, 2001 and by a lower level of originations, compared to the comparable period in 2000.

   The net loss for the nine months ended September 30, 2000 included (i) non-recurring charges of $6.9 million or $0.43 per share (basic and diluted) associated with a corporate restructuring and a debt modification, (ii) a reduction of $6.2 million or $0.39 per share (basic and diluted) in the carrying value of a portion of the Company's Residual
Certificates, due to the Company increasing the discount rate it utilized in valuing the Residual Certificates underlying the Company's NIM transaction, and
(iii) non-recurring income of $2.1 million, or $0.13 per share (basic and diluted), from the Company's sale of one of its domain names.

REVENUES

   Total revenues decreased $80.8 million, or 87%, to $11.7 million for the nine months ended September 30, 2001, from $92.5 million for the comparable period in 2000. The decrease in revenue was primarily attributable to a decrease in interest income due to (1) a $25.4 million write-down in the first quarter of five Residual Certificates, and (2) a $19.7 million charge in the third quarter reflecting a fair value adjustment to the Company's remaining Residual Certificates, due to the Company changing the valuation assumptions it uses to estimate fair value (see "-Fair Value Adjustments"). In addition, the decrease was also due to a lower net gain recognized on the sale of mortgage loans, lower origination fees and interest income due to a decrease in total loan production, as well as lower servicing fees due to the Company's agreement in January 2001 to transfer its servicing portfolio to Ocwen , pursuant to which Ocwen immediately began receiving all servicing related fees and, in turn, paid to Delta an interim servicing fee, until the servicing portfolio was transferred to Ocwen in May 2001.

   The Company originated $482.5 million of mortgage loans for the nine months ended September 30, 2001, representing a 36% decrease from $748.6 million of mortgage loans originated and purchased for the comparable period in 2000. The events of September 11, 2001 had a direct adverse impact on the amount of loan originations for the month of September 2001. The Company securitized and sold $389.0 million in loans during the nine months ended September 30, 2001 compared to $776.7 million securitized or sold in the corresponding period in 2000, representing a 50% decrease.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans decreased $18.5 million, or 46%, to $22.0 million for the nine months ended September 30, 2001, from $40.5 million for the comparable period in 2000. The decrease was primarily due to a 50% decrease in the amount of loans securitized or sold to $389.0 million in 2001, compared to $776.7 million of loans securitized or sold in 2000. The decrease in loans securitized or sold was due to (1) the Company not securitizing loans in either the first or third quarters of 2001, and (2) in an overall 36% decrease in total loan production in the first nine months of 2001, compared to 2001. The decrease in net gain on sale on a comparable basis was partially offset by the Company not paying any premiums to acquire loans in 2001, because the Company closed its correspondent channel in June 2000, compared to the $1.6 million it paid during the first half of 2000. The weighted average net gain on sale ratio was 5.7% for the nine months ended September 30, 2001 compared to 5.2% for the comparable period in 2000.

   INTEREST. Interest decreased $46.4 million, or 223%, to $(25.6) million for the nine months ended September 30, 2001, from $20.8 million for the comparable period in 2000. The decrease in interest income was primarily due to (1) the Company's $25.4 million write down of Residual Certificates sold for a cash purchase price of $15 million under a sale agreement the Company entered into in the first quarter of 2001, (2) a charge to interest income of $19.7 million in the third quarter, reflecting a fair value adjustment to the Company's remaining Residual

Certificates, due to the Company changing the valuation assumptions it uses to estimate fair value (see "-Fair Value Adjustments"), (3) a 36% decrease in loan production for the nine months ended September 30, 2001, compared to the same period in 2000, which resulted in a lower amount of mortgage loans generating interest income while held for sale, (4) a lower average mortgage coupon rate charged to the borrower of 10.7% from 11.3% reflecting a lower economic interest rate environment, and (5) a decrease in interest earned on interest bearing cash accounts received by the Company as servicer on its securitizations. The Company will continue to earn less interest income on its interest bearing accounts on a go-forward basis because the substantial amount of such deposits were transferred to Ocwen in connection with the Company's sale of its servicing portfolio to Ocwen in May 2001.

   SERVICING FEES. Servicing fees decreased $7.8 million, or 72%, to $3.0 million for the nine months ended September 30, 2001, from $10.8 million for the comparable period in 2000. This decrease was the result of the Company's agreement to transfer its servicing portfolio to Ocwen in January 2001, pursuant to which Ocwen immediately began receiving all servicing related fees and, in turn, paid to Delta an interim servicing fee, until the servicing portfolio was transferred to Ocwen in May 2001.

   ORIGINATION FEES. Origination fees decreased $8.1 million, or 40%, to $12.3 million for the nine months ended September 30, 2001, from $20.4 million for the comparable period in 2000. The decrease was primarily the result of a 36% decrease in loan originations and the Company's sale of a domain name in July 2000.

EXPENSES

   Total expenses decreased by $17.6 million, or 16%, to $93.2 million for the nine months ended September 30, 2001, from $110.8 million for the comparable period in 2000. The decrease was primarily due to a decrease in personnel costs (due to the Company's restructuring and the sale of its servicing portfolio) and a decrease in interest expense. The decrease in expenses was also the result of the Company incurring higher expenses for the nine months ended September 30, 2000 relating to nonrecurring charges associated with a corporate restructuring and Debt Modification in the third quarter of 2000. The decrease in expenses was partially offset by non-recurring charges principally incurred in connection with (1) the disposition and transfer of the Company's servicing platform to Ocwen in May 2001, (2) a change in accounting estimates regarding the life expectancy of the Company's computer-related equipment in the second quarter of 2001, and (3) the Company recording a reserve for its non-performing mortgage loans in the second quarter of 2000.

   PAYROLL AND RELATED COSTS. Payroll and related costs decreased by $11.6 million, or 26%, to $33.2 million for the nine months ended September 30, 2001, from $44.8 million for the comparable period in 2000. The decrease was primarily the result of (i) the downsizing, effectuated by the Company, as part of its overall corporate restructuring beginning in the second half of 2000 and culminating with the sale of its servicing operation in May 2001 (as of September 30, 2001, the Company employed 614 full- and part-time employees, compared to 881 full- and part-time employees as of September 30, 2000), and
(ii) a lower amount of commissions paid due to the decrease in originations.

   INTEREST EXPENSE. Interest expense decreased by $9.0 million, or 38%, to $14.8 million for the nine months ended September 30, 2001 from $23.8 million for the comparable period in 2000. The decrease was primarily attributable to the Company extinguishing $139.2 million of Notes, and the corresponding reduction interest expense related thereto, lower loan production, which resulted in lower warehouse financing, and lower financing costs. In addition, the average one-month LIBOR rate, which is the benchmark used to determine the Company's cost of borrowed funds, decreased on average to 4.4% for the nine months ended September 30, 2001, compared to an average of 6.3% for the nine months ended September 30, 2000.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $11.5 million, or 35%, to $44.0 million for the nine months ended September 30, 2001, from $32.5 million for the comparable period in 2000. The increase primarily resulted from non-recurring charges related to (1) the cost of maintaining an unprofitable servicing platform until it was transferred to Ocwen in May 2001, plus the associated costs of transferring the servicing portfolio to Ocwen, (2) a change in the useful life of computer-related equipment from five years to three years, and (3) a fair value adjustment to a pool of non-performing loans that the Company sold in July 2001. The increase in G&A expenses was partially offset by the cost savings related to the Company's corporate restructuring including the disposition of its servicing portfolio to Ocwen in May 2001 and the capital charges associated with the Company's interest and servicing advance securitizations prior to the sale of the servicing portfolio.

   DEBT MODIFICATION CHARGES. During the nine months ended September 30, 2000 the Company recorded $3.1 million of debt modification charges primarily related to professional fees, including without limitation legal and accounting fees, related to the Debt Modification (See "-Corporate Restructuring, Debt Modification and Debt Restructuring").

   RESTRUCTURING AND OTHER SPECIAL CHARGES. During the nine months ended September 30, 2001, the Company recorded $1.2 million of charges relating to the disposition of branches and severance costs associated with closing the Company's servicing operation. During the nine months ended September 30, 2000, the Company recorded $6.7 million of charges related to the restructuring of its operations. These charges primarily relate to employee severance associated with the layoffs, and a reduction to both goodwill and office equipment write-offs (see - "Corporate Restructuring, Debt Modification and Debt Restructuring"). For the nine months ended September 30, 2001, the Company recorded a charge of $1.2 million related to the restructuring of its operations.

   INCOME TAXES. The Company recorded a tax provision of $2.4 million primarily related to excess inclusion income earned within the REMIC securitization and a tax benefit of $5.4 million for the nine months ended September 30, 2001 and 2000, respectively.

FINANCIAL CONDITION

SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

   Cash and interest-bearing deposits decreased $57.9 million, or 93%, to $4.4 million at September 30, 2001, from $62.3 million at December 31, 2000. This decrease was primarily related to the Company's transfer of its servicing portfolio, which resulted in the transfer of all the securitization trusts' collection accounts to Ocwen.

   Accounts receivable decreased $17.5 million, or 85%, to $3.0 million at September 30, 2001, from $20.5 million at December 31, 2000. This decrease was primarily due to the sale of the Company's servicing advance receivables to Ocwen, and write-down of any servicing advance receivable determined to be uncollectable, in connection with the Company's transfer of servicing to Ocwen.

   Loans held for sale, net increased $89.7 million, or 108%, to $172.4 million at September 30, 2001, from $82.7 million at December 31, 2000. This increase was primarily due to the Company not executing a securitization in the third quarter of 2001.

   Accrued interest decreased $9.9 million, or 95%, to $0.5 million at September 30, 2001, from $10.4 million at December 31, 2000. This decrease was primarily due to the sale of interest receivable assets (monthly delinquency advances) to Ocwen, in connection with the Company's transfer of servicing.

   Interest-only and residual interest-only and residual certificates decreased $203.6 million, or 94%, to $13.3 million at June 30, 2001, from $216.9 million at December 31, 2000. This decrease was primarily due to (i) the transfer of $153.0 million of Residual Certificates to the LLC in connection with the Second Exchange Offer, (ii) the sale by the Company of five of its Residual Certifcates with a carrying value of $40.4 million pursuant to a sale agreement entered into in the first half of 2001, in which the Company received a cash purchase price of $15 million (which represented a $25.4 million write-down that was recorded as a reduction in interest in the Company's Statement of Operations), (iii) a $19.7 million fair value adjustment in the third quarter of 2001 to the Company's remaining Residual Certificates, as the Company changed the valuation assumptions it uses to estimate fair value (see "-Fair Value Adjustments") and
(iv) a fair value mark-to-market adjustment of its Residual Certificates, reflecting the cash distributions received by the Company from such certificates. This decrease was partially offset by the Company recording a new Residual Certificate, totaling $7.0 million from loans securitized in the second quarter of 2001.

    Equipment, net, decreased $8.9 million, or 59%, to $6.1 million at September 30, 2001, from $15.0 million at December 31, 2000. This decrease primarily reflects the Company's change to its estimated life on its computer-related equipment during the second quarter of 2001, the disposition of servicing-related equipment relating to the Company's transfer of servicing, and the closing of some retail loan origination centers.

   Prepaid and other assets decreased $37.1 million, or 98%, to $0.7 million at September 30, 2001, from $37.8 million at December 31, 2000. This decrease was primarily attributable to (i) the extinguishment of the Company's wholly-owned special purpose entities (and the equity (capital) in such special purpose entity) used as the issuers for delinquency and servicing advance securitizations, in connection with the sale of servicing to Ocwen, upon the Company's repurchase of such securitization using the proceeds it received from selling the underlying delinquency and servicing advance receivables to Ocwen,
(ii) the Company's payment of its Senior Note interest coupon in February 2001, which was held in escrow, and therefore reflected as a prepaid asset at December 31, 2000, (iii) the transfer of a non-performing loan trust to the

LLC as part of the Second Exchange Offer, and (iv) in connection with the Second Exchange Offer, the Company's recognition of previously capitalized Senior Note issuance costs.

   Warehouse financing and other borrowings increased $78.5 million, or 89%, to $167.1 million at September 30, 2001, from $88.6 at December 31, 2000. This increase was primarily attributable to a higher amount of monies borrowed under the Company's warehouse credit facility, as the Company did not securitize its loans in the quarter ending September 30, 2001.

   Senior Notes decreased $138.8 million, or 93% to $10.8 million at September 30, 2001 from $149.6 million at December 31, 2000. This decrease was primarily attributable to the extinguishment of substantially all the Company's Notes in the Second Exchange Offer (see "-Corporate Restructuring, Debt Modification, and Debt Restructuring").

   Accounts Payable and Accrued Expense decreased $13.8 million, or 43% to $18.2 million at September 30, 2001 from $32.0 million at December 31, 2000. This decrease was primarily attributable to (1) the reversal of an accrual interest coupon payment previously recorded related to the current Senior Secured and Senior Notes semi-annual interest payment. As part of the Second Exchange Offer the tendering Noteholders agreed not to receive the August 2001 interest payment and any other future interest payment related to the Notes being tendered, (2) the LLC's obligation to satisfy the Company's NYSBD subsidy payments from the proceeds of the Residual Certificates transferred to the LLC as part of the Second Exchange Offer.

   Investor payable decreased to $0 at September 30, 2001, from $69.5 million at December 31, 2000. The decrease was the result of the Company transferring its servicing portfolio to Ocwen. Investor payable previously reflected the amount of principal collected at the end of a reporting period and the accrued interest that was due the securitization trusts in the following period by the Company as servicer.

   Advance payments by borrowers for taxes and insurance decreased to $0 at September 30, 2001, from $12.9 million at December 31, 2000. The decrease was the result of the Company transferring its servicing portfolio to Ocwen. Advance payments previously reflected the payments collected and held in escrow trust accounts by the Company, as servicer, before distribution to third parties.

LIQUIDITY AND CAPITAL RESOURCES

   In the past, the Company has operated generally on a negative cashflow basis. If the Company is successful in increasing loan originations to a level sufficient to bring down its overall cost to originate loans, the Company believes that it can generate positive cashflow within the foreseeable future. However, there can be no assurance the Company will be successful. To do so, the Company must generate sufficient cash from (1) securitizing and selling whole loans, (2) origination fees on newly closed loans, and (3) cashflow from the excess cashflow interest-only and residual certificates it retains in connection with its securitizations. However, there can be no assurance that the Company will begin generating positive cashflow within twelve months or at all.

   Currently, the Company's primary cash requirements include the funding of:
   o loan originations pending their pooling and sale, net of warehouse financing;
   o interest expense on warehouse, the Notes and other financing;

   o fees, expenses, and tax payments incurred in connection with our securitization program; and
   o general ongoing administrative and operating expenses.
   o Historically, the Company has utilized various financing facilities, the issuance of debt, like the senior notes, and an equity financing to offset negative operating cashflow and support its loan originations, securitizations, servicing and general operating expenses. The Company's primary sources of liquidity continues to be warehouse, residual and other financing facilities (E.G., capital leasing), securitizations of mortgage loans, and, subject to market conditions, sales of whole loans, mortgage servicing rights and Residual Certificates, proceeds from Residual Certificates and the issuance of debt and equity securities. The Company also anticipates, subject to market conditions, utilizing net interest margin securitizations and/or other financing collateralized by its Residual Certificates. If the Company is not able to obtain financing, it will not be able to originate new loans and its business and results of operations will be materially and adversely affected.

   As part of its Second Debt Restructuring, the Company obtained approximately $2.5 million of residual financing secured by certain of its Residual Certificates at the time of the signing of the Letter of Intent in February 2001. In March 2001, the Company entered into a sale agreement to sell five Residual Certificates for a cash purchase price of $15 million. At that time, the Company received approximately an additional $7.1 million of "bridge" residual financing secured primarily by the Residual Certificates to be purchased (for a total of $9.6 million of "bridge" residual financing). The sale agreement specified that the cash purchase price of $15 million would be paid when the Company physically transferred its servicing to Ocwen, which occurred in May 2001, at which point the Company received the agreed upon purchase price of $15 million. The Company used these proceeds to repay the residual financing and will use the balance of the proceeds, together with the initial residual financing, for working capital. Because these Residual Certificates were sold at a significant discount to the Company's book value for such Residual Certificates, the Company recorded $25.4 million pre-tax non-cash charge in the first quarter of 2001.

   To accumulate loans for securitization, the Company borrows money on a short-term basis through warehouse lines of credit. The Company has relied upon a few lenders to provide the primary credit facilities for its loan originations. The Company has one warehouse facility as of September 30, 2001 for this purpose. The warehouse facility is a $200 million credit facility that has a variable rate of interest and expires on December 31, 2001. There can be no assurance that the Company will be able to renew this warehouse facility at its maturity at terms satisfactory to the Company or at all. The Company is currently in the process of seeking additional warehouse lines of credit, but there can be no assurance that the Company will be successful in its attempt to secure an additional warehouse line of credit on terms reasonably satisfactory to the Company, if at all.

   The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The continued availability of funds provided to the Company under these agreements is subject to, among other conditions, the Company's continued compliance with these covenants. The Company believes it is in compliance with such covenants as of September 30, 2001.

INTEREST RATE RISK

   The Company's primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect the Company's ability to earn a spread between interest received on its loans and the costs of its borrowings, which are tied to various United States Treasury maturities, commercial paper rates and the London Inter-Bank Offered Rate ("LIBOR"). The profitability of the Company is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the Company's ability to originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the loan servicing portfolio underlying the Company's securitizations. To the extent Residual Certificates have been capitalized on the financial statements of the Company, higher than anticipated rates of loan prepayments or losses could require the Company to write down the value of such Residual Certificates, adversely impacting the Company's earnings. In an effort to mitigate the effect of interest rate risk, the Company periodically reviews its various mortgage products and identifies and modifies those that have proven historically more susceptible to prepayments. However, there can be no assurance that such modifications to its product line will mitigate effectively interest rate risk in the future.

   Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can affect adversely the Company by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, which decreases the value of the Residual Certificates received by the Company in connection with a securitization.

   Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sales and the interest paid by the Company for funds borrowed under the Company's warehouse facilities, although the Company undertakes to hedge its exposure to this risk by using FNMA mortgage securities and/or treasury rate lock contracts. (See "--Hedging"). Fluctuating interest rates also may affect net interest income as certain of the Company's asset-backed securities are priced based on one-month LIBOR, but the collateral underlying such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months - which creates basis risk (See "--Fair Value Adjustments").

HEDGING

   The Company originates mortgage loans and then sells them through a combination of whole loan sales and securitizations. Between the time the Company originates the mortgage and sells the mortgage loans in the secondary market, the Company may hedge the risk of fluctuations in interest rates. The risk to the Company begins after the Company originates mortgage loans and prior to selling or securitizing such mortgage loans. Since the Company has closed and funded a mortgage loan at a specified interest rate and recorded an expected gain at the time of sale of that mortgage loan, the Company is exposed to a higher interest rate environment due to market conditions. A higher interest rate market implies a higher cost of funds to the Company which decreases the net spread the Company would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result, the Company may experience a lower gain on sale.

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

   If the value of the hedges decrease, offsetting an increase in the value of the loans, the Company, upon settlement with its hedge counterpart, will pay the hedge loss in cash and then realize the corresponding increase in the value of the loans as part of its net gain on sale of mortgage loans through either its corresponding Residual Certificates or whole loan premiums. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, the Company, upon settlement with its hedge counterpart, will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in either the value of the corresponding Residual Certificates or whole loan premiums.

   The Company will continue to review its hedging strategy in order to best mitigate risk pending securitization or loan sales.

   The Company did not hedge during the nine months ended September 30, 2001. The Company recorded a hedge loss of $1.4 during the nine months ended September 30, 2000.

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

RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

   o The Company's ability or inability to increase its loan originations to specified levels (and subsequent sale or securitization of such loans) to offset the Company's current cost structure.
   o The Company's ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for sale.
   o The Company's ability or inability to continue its practice of securitization of mortgage loans held for sale, as well as its ability to utilize optimal securitization structures at favorable terms to the Company.
   o  The  Company's  ability or inability to continue  monetizing  its Residual
      Certificates, including without limitation, selling, financing or securitizing (through NIM transactions) such assets.
   o Costs associated with litigation, compliance with the NYSBD Remediation Agreement and NYOAG Stipulated Order on Consent, and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, adoption of new, or changes in state or federal lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, adoption of new, or changes in accounting policies and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies, environmental compliance, and compliance with the Remediation Agreement and

      Stipulated Order on Consent can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action against the Company.
    o A general economic slowdown. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of the Company's focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect the Company's ability to securitize or sell loans in the secondary market.
    o The effects of interest rate fluctuations and the Company's ability or inability to hedge effectively against such fluctuations in interest rates, the effect of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies, and similar organizations, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation.
    o Increased competition within the Company's markets has taken on many forms, such as convenience in obtaining a loan, customer service, marketing and distribution channels, loan origination fees and interest rates. The Company is currently competing with large finance companies and conforming mortgage originators many of whom have greater financial, technological and marketing resources.
    o Unpredictable  delays  or  difficulties  in  development  of  new  product programs.
    o The unanticipated expenses of assimilating newly-acquired businesses into the Company's structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company originates mortgage loans and then sells the mortgage loans through a combination of whole loan sales and securitizations. As a result, the primary market risk to which the Company is subject to is interest rate risk. In turn, interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general interest rate levels between the time the Company originates mortgage loans and the time when the Company sells such mortgage loans in securitization transactions can affect the value of the Company's mortgage loans held for sale and, consequently, the Company's net gain on sale revenue by affecting the "excess spread" between the interest rate on the mortgage loans and the interest rate paid to asset-backed investors who purchase pass-through interest-only and residual certificates issued by the securitization trusts. If interest rates rise between the time the Company originates the loans and the time the Company sells the loans in a securitization transaction, the excess spread generally narrows, resulting in a loss in value of the loans and a lower net gain on sale for the Company.

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

   Changes in interest rates also could adversely affect the Company's ability to purchase and originate loans and/or could affect the level of loan prepayments thereby impacting the size of the Company's loan servicing portfolio and the value of the Company's interest only and residual interest-only and residual certificates and capitalized mortgage servicing rights. (See "-Interest Rate Risk").

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

    o In or about November 1998, Delta received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that Delta had violated the Home Equity and Ownership Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Lawss.349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining Delta from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought the injunctive relief on their behalf. Delta opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the

      District Court Judge issued a preliminary injunction that enjoined Delta from proceeding with the foreclosure sales of the three inventory properties. Delta has filed a motion for reconsideration of the December 23, 1998 order. In January 1999, Delta filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, Delta filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing Delta, its attorneys and/or the NYSBD from issuing notices to certain of Delta's borrowers, in accordance with a settlement agreement entered into by and between Delta and the NYSBD. In or about October 1999 and November 1999, respectively, Delta and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permits Delta to issue an approved form of the notice. In September 1999, plaintiffs filed a motion for class certification, which was opposed by Delta in February 2000, and ultimately withdrawn without prejudice by plaintiffs in January 2001. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

    o In or about March 1999, Delta received notice that it had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that Delta had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, Delta filed an answer to the complaint. In September 1999, Delta filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, Delta filed a motion to change venue and plaintiffs opposed the motion. In July 1999, the Court denied the motion to change venue. Delta appealed and in March 2000, the Appellate Court granted Delta's appeal to change venue from New York County to Nassau County. In August 1999, plaintiffs filed a motion for class certification, which Delta opposed in July 2000. In or about September 2000, the Court granted plaintiffs' motion for class certification, from which Delta filed a Notice of Appeal. In or about June 2001, Delta filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

    o In or about August 1999, the NYOAG filed a lawsuit against Delta alleging violations of (a) RESPA (by paying yield spread premiums), (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Lawss. 296-a, and (e) New York Executive Lawss. 63(12). In September 1999, Delta and the NYOAG settled the lawsuit, as part of a global settlement by and among Delta, the NYOAG and the NYSBD, evidenced by that certain (a) Remediation Agreement by and between Delta and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among Delta, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, Delta, among other things, has implemented agreed upon changes to its lending practices; is providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and has created a fund financed by the grant of 525,000 shares of Delta Financial's common stock; the proceeds of which will be used, for among other things, to pay borrowers and for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against Delta. The Remediation Agreement and Stipulated Order on Consent supersede Delta's previously announced settlements with the NYSBD and the NYOAG. In March 2000, Delta finalized a settlement agreement with the United States Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Renewal, to complete the global settlement it had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for Delta, but it does not require any additional financial commitment.

    o In November 1999, Delta received notice that it had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with the Company's initial public offering in 1996 and its reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged recently in the consumer lawsuits and regulatory actions indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in the Company's common stock. In May 2000, the Court consolidated this case and several other lawsuits that purportedly contain the same or similar allegations against Delta and in August 2000 plaintiffs filed their Consolidated Amended Complaint. In October 2000, Delta filed a motion to dismiss the Complaint in its entirety, which was opposed by plaintiffs in November 2000, and denied by the Court in September 2001. Delta believes that it has meritorious defenses and intends to defend this suit, but cannot estimate with any certainty its ultimate legal or financial liability, if any, with respect to the alleged claims.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

   As part of the Second Exchange Offer consummated in August 2001, the Indenture governing the Company's 9 1/2% Senior Secured Notes due 2004 was amended to remove (a) all the collateral previously securing the notes, and (b) most of the restrictive covenants that previously limited (for the benefit of the Senior Secured Noteholders) the Company's ability to engage in certain activities, such as incurring additional debt or disposing of assets.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS. None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

(a)   Exhibits:

      None

(b)   Reports on Form 8-K:

   On August 30, 2001, the Company filed a Current Report on Form 8-K, in which it reported that it consummated the exchange offer (the "Exchange Offer") of its $150 million aggregate principal amount of 9 1/2% Senior Secured Notes due 2004 and 9 1/2% Senior Notes due 2004 (collectively, the "Notes") for:

    o shares of the Company's newly-issued Series A preferred stock;
    o voting LLC membership interests in Delta Funding Residual Exchange Company, LLC (the "LLC"), a newly-formed entity, to which the Company transferred the mortgage-related securities previously securing the Senior Secured Notes; and
    o shares  of  common  stock of a  newly-formed  corporation,  Delta  Funding
      Residual

      Management, Inc., which will manage the mortgage-related assets held by the LLC for the benefit of the tendering Noteholders;

and that the holders of approximately $139.2 million in principal amount of the Notes tendered their Notes in the exchange offer.

   On August 3, 2001, the Company filed a Current Report on Form 8-K, in which it reported that the Company received the consent of the beneficial holders (the "Holders") of a majority in principal amount of the Company's 9 1/2% Senior Secured Notes due 2004 to amend the Indenture governing the Senior Secured Notes to extend the Company's time to consummate the exchange offer - set forth in a non-binding letter of intent, dated February 23, 2001, which the Company entered into with the Holders of the Notes - on or before August 31, 2001.

   On July 3, 2001, the Company filed a Current Report on Form 8-K, in which it reported that: (a) it filed with the SEC an amendment to its registration statement on Form S-4 (SEC File No.33-60188), together with an amendment to its annual report on Form 10-K for the year ended December 31, 2000, and an amendment to its quarterly report on Form 10- Q for the quarter ended March 31, 2001; (b) it would launch the exchange offer within the ensuing weeks; (c) it would proceed with the exchange offer if at least 95% of the holders tender their Notes in the exchange; and (d) if it was unable to consummate the exchange offer, it would likely not have sufficient funds to both make interest payments due on the notes in August 2001 and thereafter, and comply with certain covenants in its warehouse agreement, and otherwise operate its business.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DELTA FINANCIAL CORPORATION
                                              (Registrant)

Dated:  November 14, 2001
                                    By:  /S/ HUGH MILLER
                                       ---------------------------
                                         Hugh Miller
                                         PRESIDENT & CHIEF EXECUTIVE OFFICER


                                    By:  /S/RICHARD BLASS
                                      ----------------------
                                         Richard Blass
                                         EXECUTIVE VICE PRESIDENT & CHIEF
                                         FINANCIAL OFFICER