Form 10-K
period 2001-12-31
DELTA FINANCIAL CORP
filed 2002-04-01
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(516) 364-8500
                            ------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 19, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $1.12, was approximately $6,032,830.

   As of March 31, 2002, the Registrant had 15,883,749 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

   Part III, Items 10, 11, 12 and 13 are incorporated by reference from Delta Financial Corporation's definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001.

PART I
ITEM 1.  BUSINESS

BUSINESS OVERVIEW

   Delta Financial Corporation (together with its subsidiaries "Delta" or "we") is a specialty consumer finance company that originates, securitizes and sells non-conforming mortgage loans, which are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 20-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for such purposes as debt consolidation, refinancing, education and home improvement.

   Our mortgage business has two principal components. First, we make mortgage loans, which is a cash expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate that loan. At the time we originate a loan, and prior to the time we sell that loan, we finance that loan by borrowing under a warehouse line of credit. Second, we sell loans, either through securitization or on a whole loan basis, to generate cash revenues. We use the proceeds from these loan sales to repay our warehouse line of credit and for working capital, recording the premiums received from the loan sales and securitizations as revenue.

   ORIGINATION OF MORTGAGE LOANS. We currently make mortgage loans through two distribution channels - wholesale (or broker) and retail. We receive loan applications both directly from borrowers and from licensed independent third party mortgage brokers who submit applications on a borrower's behalf. We process and underwrite the submission and, if the loan comports with our underwriting criteria, approve the loan and lend the money to the borrower. While we generally collect points and fees from the borrower when a loan closes, our cost to originate a loan typically far outweighs any fees we may collect from the borrower.

   Through our wholesale distribution channel, we originate mortgage loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers ("brokered loans"). Prior to July 2000, we also purchased loans from mortgage bankers and smaller financial institutions that satisfied our underwriting guidelines ("correspondent loans"), but discontinued our correspondent operations in July 2000 to focus on our less cash intensive broker and retail channels. We currently originate the majority of our brokered loans in 20 states, through our network of approximately 1,500 brokers.

   Through our retail distribution channel, we develop retail loan leads ("retail loans") primarily through our telemarketing system and our network of 11 retail offices located in seven states. In 2001, we closed four under-performing retail offices - two in Florida, one in Ohio and one in Indiana
- and opened our second retail call center, in Pittsburgh, Pennsylvania.

   In 2001, we originated approximately $622 million of loans, of which approximately $346 million were brokered loans and $276 million were retail loans, compared to 2000, when we originated or purchased approximately $933 million of loans, of which $604 million were brokered loans, $260 million were retail loans and $69 million were correspondent loans.

   POOLING OF LOANS PRIOR TO SALE. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against the loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed through a warehouse line of credit for only a limited time - generally not more than three months - until such time as we can pool enough loans and sell the pool of loans either through securitization or on a whole-loan basis. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditor for providing us with financing.

   SALE OF LOANS. We derive the majority of our revenues and cash flows primarily from selling mortgage loans (through securitization or on a whole loan basis) and selling securitization servicing rights on newly-originated pools of home-equity loans. We generally sell loans in one of two manners - either through securitization or on a whole loan basis.

   We securitized the majority of our loans in two securitizations (completed in the second and fourth quarters of 2001) totaling $345 million. We also sold $261 million of loans in 2001 for a cash premium, on a whole loan servicing-released basis (without retaining the right to service the loans). We plan to continue to utilize a combination of securitization and whole loan sales for the foreseeable future.

   SECURITIZATION. Securitizations effectively provide us with a source of long-term financing.

   In a securitization, we pool together loans, typically each quarter, and sell these loans to a securitization trust, which is a qualified special purpose entity. The securitization trust raises money to purchase the mortgage loans from us by selling securities to the public -known as asset-backed pass-through securities that are secured by the pool of mortgage loans held by the securitization trust. These asset-backed securities or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust. Following the securitization, holders of these senior certificates receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest on the loans in the trust equal to the pass-through interest rate on the remaining principal balance. These securities are typically sold for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically receive close to $100 million in proceeds from the sales of these securities, depending upon the structure we utilize for the securitization.

   In each of the two securitizations we issued in 2001, we derived the following economic interests:

     o we received a cash purchase price from the sale of an interest-only certificate sold in connection with a securitization. This certificate entitles the holder to a recurring interest payment over a guaranteed period of 36 months, and reduces the cash flows we would otherwise receive as owner of the excess cashflow certificates;

     o we received a cash premium from selling the right to service the loans being securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees in such capacity;

     o we retained an excess cashflow certificate. This certificate entitles us to receive the difference between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the pass-through securities, less the contractual servicing fee and other costs and expenses of administering the securitization trust. For any monthly distribution, we, as the holder of an excess cashflow certificate, receive payments only after payments have been made on all the other securities issued by the securitization trust. These cash flows are received over time, but under existing accounting rules, we must report at the time of the securitization as income the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on (1) our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust. Consequently, any losses sustained on mortgage loans comprising a particular securitization trust are first absorbed by the excess cashflow certificates, and (2) the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loan prior to the loan's stated maturity.

   At the time we completed the 2001 securitizations, we recognized as revenue each of the three economic interests described above, which was recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

   Our  net   investment  in  the  pool  of  loans  sold  at  the  date  of  the securitization represents the amount originally paid to originate the loans, adjusted for the following:

     o any direct loan origination costs incurred (an increase) and loan origination fees received (a decrease) in connection with the loans, which are treated as a component of the initial investment in loans;

     o the principal payments received, and the amortization of the net loan fees or costs, during the period we held the loans prior to their securitization; and

     o any gains (a decrease in the investment) or losses (an increase in the investment) we incur on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitization. (See "-Hedging," beginning on page 39).

   We allocate our basis in the mortgage loans and residual interests between the portion of the mortgage loans sold through the pass-through certificates and the portion retained (the excess cashflow certificates) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as "trading" securities. Since there is no active market for such excess cashflow certificates, we determine the estimated fair value of the excess cashflow certificates by discounting the future expected cash flows.

   Although we recognize income from retaining excess cashflow certificates at the time in which we complete our securitization, we receive cash flows from these excess cashflow certificates over the life of the loans underlying such certificates. In each of our two securitizations in 2001, we expect to begin to receive cash flows from the excess cashflow certificates approximately twelve to twenty months after each respective securitization issuance, with the specific timing depending on the structure and performance of the securitization. Initially, securitization trusts utilize the cash flows from the excess cashflow certificate to make additional payments of principal to the holders of the pass-through certificates in order to establish a spread between the principal amount of the trust's outstanding loans and the amount of outstanding pass-through certificates. Once a spread of between 1.5% and 3.0% of the initial securitization principal amount securitized (known as the "overcollateralization limit") is established, the cash flows generated by the excess cashflow certificates are distributed to us as the holder of the excess cashflow certificates.

   WHOLE LOAN SALES. We also sell loans, without retaining the right to service the loans, in exchange for a cash premium. This is recorded as income under net gain on sale of mortgage loans at the time of sale. The cash premiums ranged between 3.5% to 6.3% of the principal amount of mortgage loans sold in 2001.

   OTHER. In addition to the income and cash flows we earn from securitizations and whole loan sales, we also earn income and generate cash flows from:

     o the net interest spread earned on mortgage loans while we hold the mortgage loans for sale; (the difference between the interest rate on the mortgage loan paid by the underlying borrower less the financing costs we pay to our warehouse lender to fund our loans);

     o   net  loan  origination  fees on  brokered  loans  and retail loans; and

     o retained excess cashflow certificates and distributions from Delta Funding Residual Exchange Company LLC (described below in "-Debt Modification and Debt Restructuring").

BUSINESS STRATEGY

   Our business strategy is to increase our overall loan production to generate sufficient cash revenues to become cash flow neutral to positive. We believe we have the infrastructure in place to expand loan production significantly in both the wholesale and retail channels, without having to invest significantly in our infrastructure. We plan to increase loan production by:

     o   increasing  the  number  of   commissioned-based   account   executives
         responsible for generating new business;

     o continuing to provide top quality service to our network of brokers and retail clients;

     o   maintaining our loan underwriting standards;

     o penetrating further our established and recently-entered markets and expanding into new geographic markets;

     o expanding our retail loan origination capabilities through larger call centers; and

     o continuing to leverage off of our proprietary web-based and workflow technology platform.

CORPORATE RESTRUCTURING, DEBT MODIFICATION AND DEBT RESTRUCTURING

   In 2000, we began a corporate restructuring - by reducing our workforce and modifying the terms of the indenture governing our senior notes due 2004 (the "senior notes") - as part of our continuing efforts to improve operating efficiencies and to address our negative cash flow from operations. Entering 2001, management still had several concerns, which we believed needed to be addressed for us to remain a viable company. Our principal concerns were:

     o the cash drain created by our ongoing monthly delinquency and servicing advance requirements as servicer for securitization trusts (known as "securitization advances");

     o the high cost of servicing a seasoned loan portfolio, including the capital charges associated with making securitization advances;

     o our ability to make timely interest payments on our senior notes and senior secured notes due 2004 (the "senior secured notes"); and

     o our ability to effectuate a successful business model given the overhang of corporate ratings of "Caa2" by Moody's and "CC" by Fitch.

   Therefore in the first quarter of 2001, we embarked upon a business plan aimed at alleviating some of these concerns and issues.

   CORPORATE RESTRUCTURING

   In January 2001, we announced that we had entered into an agreement with Ocwen Financial Corporation ("Ocwen") to transfer our servicing portfolio to Ocwen. In May 2001, we physically transferred our entire servicing portfolio to Ocwen, and laid-off the majority of our servicing staff - a total of 128 employees. We recorded a $0.5 million pre-tax charge related to this restructuring, which is included in the line item called "restructuring and other special charges" on our consolidated statements of operations. This charge relates to employee severance associated with closing our servicing operations. We no longer service loans nor do we have a servicing operation.

   DEBT MODIFICATION AND DEBT RESTRUCTURING

   In August 2000, we announced an agreement to modify the terms of the indenture governing our senior notes (the "Debt Modification"). With the consent of the holders of greater than fifty percent of our senior notes, we modified a negative pledge covenant in the senior notes indenture, which had previously prevented us from selling or otherwise obtaining financing by using our excess cashflow certificates as collateral. In consideration for the senior noteholders' consent, we agreed, in an exchange offer (the "First Exchange Offer"), to offer then current holders the opportunity to exchange their then existing senior notes for (a) new senior secured notes and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The senior secured notes have the same coupon, face amount and maturity date as the senior notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of our excess cashflow certificates. The First Exchange Offer was consummated in December 2000, with holders of greater than $148 million (of $150 million) of senior notes tendering in the exchange.

   In February 2001, we entered into a letter of intent with the beneficial holders of over fifty percent of our senior secured notes to restructure, and ultimately extinguish, the senior secured notes (the "Second Debt Restructuring"). In March 2001, we obtained the formal consent of these beneficial holders of the senior secured notes through a consent solicitation that modified certain provisions of the senior secured notes indenture to, among other things, allow for the release of two excess cashflow certificates then securing the senior secured notes. We were able to first finance and ultimately sell the excess cashflow certificates underlying five securitizations (including two excess cashflow certificates that were released as part of the Second Debt Restructuring) for a $15 million cash purchase price to provide working capital.

   In consideration for their consent, we agreed to offer the holders of the senior secured notes (and the senior notes, collectively, the "notes"), an opportunity to exchange their notes for new securities described immediately below (the "Second Exchange Offer"). The Second Exchange Offer was consummated on August 29, 2001, pursuant to which holders of approximately $138.1 million (of $148.2 million) in principal amount of our senior secured notes and $1.1 million (of $1.8 million) in principal amount of our senior notes, exchanged their notes for commensurate interests in:

     o voting membership interests in Delta Funding Residual Exchange Company LLC (the "LLC"), a newly-formed limited liability company (unaffiliated with us), to which we transferred all of the mortgage-related securities previously securing the senior secured notes (primarily comprised of excess cashflow certificates);

     o shares of common stock of a newly-formed management corporation that will manage the LLC's assets; and

     o   shares  of  our  newly-issued   preferred  stock  having  an  aggregate
         preference amount of $13.9 million.

   The LLC is controlled by the former noteholders that now hold all the voting membership interests in the LLC. As part of the transaction, we obtained a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC for the first three years (through June 2004) and, thereafter, 10% of the net cash flows from the LLC. The net cash flows from the LLC are equal to the total cash flows generated by the assets held by the LLC for a particular period, less (a) all expenses of the LLC, (b) certain related income tax payments, and (c) the New York State Banking Department (the "NYSBD") subsidy payments (See "Regulations"). We began receiving distributions from the LLC in the first quarter of 2002 from a fourth quarter 2001 distribution.

   As part of the Second Exchange Offer, all tendering noteholders waived their right to receive any future interest coupon payments on the tendered notes beginning with the August 2001 interest coupon payment. With the closing of the Second Exchange Offer, we paid the August 2001 interest coupon payment on the approximately $10.8 million of notes that did not tender in the Second Exchange Offer. The notes bear interest at a rate of 9.5% per annum, payable semi-annually (on February 1st and August 1st) and a maturity date of August 1, 2004 when all outstanding principal is due.

   By extinguishing substantially all of our long-term debt, the rating agencies that previously rated us and our long-term debt have withdrawn their corporate ratings.

HOME EQUITY LENDING OPERATIONS

OVERVIEW

   Our consumer finance activities consist of originating, securitizing, selling (and, prior to May 2001, servicing) non-conforming mortgage loans. These loans are primarily secured by first mortgages on one- to four-family residences. Once loan applications have been received, the underwriting process completed and the loans funded or purchased, we typically package the loans in a portfolio and sell the loan portfolio through a securitization or on a whole loan, servicing released basis.

   We provide our customers with an array of loan products designed to meet their needs, using a risk-based pricing strategy to develop products for various risk categories. Historically, we have offered fixed-rate loan products and, to date, the majority of our loan production is fixed-rate. As we have expanded geographically, we have expanded our product offerings to include adjustable-rate mortgages and fixed/adjustable-rate mortgages.

   We primarily conduct our broker lending operations out of our Woodbury, New York headquarters and a regional branch office in the Southeast. Final underwriting approval for brokered loans is centralized and required from the Woodbury, New York headquarters. We conduct our retail operations out of 11 retail offices and a telemarketing hub, located in seven states. Final underwriting approval for retail loans is required from either our retail underwriting office in Cincinnati, Ohio, which has full underwriting authority or from our Woodbury, New York headquarters.

   We adhere to our Best Practice Lending Program aimed at ensuring the origination of quality loans and helping to better protect consumers. This Best Practice Lending Program includes:

     o fair lending initiatives aimed at ensuring all borrowers are treated fairly and similarly regardless of race, color, creed, religion, national origin, sex, sexual orientation, marital status, age, disability, and the applicant's exercise, in good faith, of any right under the Consumer Credit Protection Act;

     o   increased oversight of mortgage brokers and closing agents;

     o   enhanced fraud detection and protection;

     o   enhanced plain English disclosures; and

     o other originations and underwriting initiatives which we believe help protect consumers.

LOAN ORIGINATIONS AND PURCHASES

   Our loan originations and purchases decreased by 33% to $622 million in 2001 from $933 million in 2000. The decrease in loan production was primarily the result of management continuing to devote much of its attention to completing the Second Debt Restructuring/Second Exchange Offer through the end of August 2001, and completing the servicing transfer to Ocwen during the first half of 2001. In addition, our production for the second half of the year was negatively impacted by the events of September 11th.

   The following table shows certain data regarding our loans, presented by channel of loan originations, for the years shown:

                                                                     YEAR ENDED DECEMBER 31,
                                                             1999              2000              2001
                                                             ----              ----              ----
                                                                      (DOLLARS IN THOUSANDS)
Broker:
   Principal balance................................    $  890,822          $ 603,616         $ 345,916
    Average principal balance per loan..............    $       85          $      74         $      79
    Combined weighted average initial loan-
      to-value ratio(1).............................         72.8%              71.1%             71.7%
    Weighted average interest rate..................         10.4%              11.7%             11.1%
Retail:
    Principal balance...............................    $  319,227          $ 260,388         $ 275,799
    Average principal balance per loan..............    $       68          $      67         $      82
    Combined weighted average initial loan-
      to-value ratio(1).............................         77.6%              76.9%             77.4%
    Weighted average interest rate..................          9.8%              10.6%              9.8%
Correspondent (2):
    Principal balance...............................    $  261,289          $  69,434                --
    Average principal balance per loan..............    $       77          $      75                --
    Combined weighted average initial loan-
      to-value ratio(1).............................         72.0%              70.5%                --
    Weighted average interest rate..................         11.0%              11.5%                --
Total loan purchases and originations:
    Principal balance...............................    $1,471,338          $ 933,438         $ 621,715
    Average principal balance per loan..............    $       79          $      72         $      81
    Combined weighted average initial loan-
      to-value ratio(1).............................         73.7%              72.7%             74.2%
    Weighted average interest rate..................         10.4%              11.4%             10.5%
Percentage of loans secured by:
    First mortgage..................................         94.6%              90.9%             94.1%
---------------
(1)We  determine  the weighted  average  initial  loan-to-value  ratio of a loan secured by a first  mortgage by dividing the amount of the loan by the lesser of the purchase  price or the  appraised  value of the  mortgage  property at origination. We determine the weighted average initial loan-to-value ratio of a loan secured by a second  mortgage by taking the sum of the loan secured by the first and second  mortgages  and  dividing by the lesser of the  purchase price or the appraised value of the mortgage property at origination.

(2)We discontinued our correspondent operations in July 2000 to focus on our less cash intensive broker and retail channels.

                                       6

    The following table shows certain data regarding our loans, presented by channel of loan originations, on a quarterly basis for 2001:

                                                                     THREE MONTHS ENDED
                                                          ----------------------------------------
                                                       MARCH 31,    JUNE 30,   SEPTEMBER 30, DECEMBER 31,
                                                         2001         2001         2001          2001
                                                       --------     --------     --------      --------
                                                                   (DOLLARS IN THOUSANDS)
Broker:
    Number of Brokered Loans......................       1,470        1,077          985           833
    Principal balance.............................   $ 105,116    $  82,605    $  83,406     $  74,789
    Average principal balance per loan............        $ 72         $ 77         $ 85          $ 90
    Combined weighted average initial loan-
      to-value ratio(1)...........................       70.6%        71.6%        72.0%         73.0%
    Weighted average interest rate................       11.9%        11.2%        10.7%         10.3%
Retail:
    Number of retail loans........................         866          961          770           753
    Principal balance.............................   $  65,624    $  82,541    $  63,206     $  64,428
    Average principal balance per loan............         $76          $86          $82           $86
    Combined weighted average initial loan-
      to-value ratio(1)...........................       77.2%        76.9%        77.8%         78.0%
    Weighted average interest rate................       10.2%         9.7%         9.8%          9.5%


Total loan originations:
    Total number of loans.........................       2,336        2,038        1,755         1,586
    Principal balance.............................   $ 170,740    $ 165,146    $ 146,612     $ 139,217
    Average principal balance per loan............         $73          $81          $84           $88
    Combined weighted average initial loan-
      to-value ratio(1)...........................       73.2%        74.2%        74.5%         75.3%
    Weighted average interest rate................       11.2%        10.4%        10.3%          9.9%
---------------
(1)We  determine  the weighted  average  initial  loan-to-value  ratio of a loan secured by a first  mortgage by dividing the amount of the loan by the lesser of the purchase  price or the  appraised  value of the  mortgage  property at origination. We determine the weighted average initial loan-to-value ratio of a loan secured by a second  mortgage by taking the sum of the loan secured by the first and second  mortgages  and  dividing by the lesser of the  purchase price or the appraised value of the mortgage property at origination.

   The following table shows lien position, weighted average interest rates and loan-to-value ratios for the years shown:

                                                                   YEAR ENDED DECEMBER 31,
                                                                1999        2000       2001
                                                                ----        ----       ----
FIRST MORTGAGE:
    Percentage of total purchases and originations...........   94.6%       90.9%       94.1%
    Weighted average interest rate...........................   10.3%       11.4%       10.5%
    Weighted average initial loan-to-value ratio(1)..........   74.1%       73.1%       74.2%
SECOND MORTGAGE:
    Percentage of total purchases and originations...........    5.4%        9.1%        5.9%
    Weighted average interest rate...........................   10.8%       11.5%       11.1%
    Weighted average initial loan-to-value ratio(1)..........   66.6%       71.1%       75.4%
---------------
(1)We  determine  the weighted  average  initial  loan-to-value  ratio of a loan secured by a first  mortgage by dividing the amount of the loan by the lesser of the purchase  price or the  appraised  value of the  mortgage  property at origination. We determine the weighted average initial loan-to-value ratio of a loan secured by a second  mortgage by taking the sum of the loan secured by the first and second  mortgages  and  dividing by the lesser of the  purchase price or the appraised value of the mortgage property at origination.

                                       7

   The following table shows the geographic distribution of loan purchases and originations for the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------
                                     1999                      2000                     2001
REGION                       PERCENTAGE  DOLLAR VALUE  PERCENTAGE DOLLAR VALUE  PERCENTAGE DOLLAR VALUE
------                        -------      ---------     -------    --------      -------    --------
                                                       (DOLLARS IN MILLIONS)

NY, NJ and PA.............       50.8%     $ 747.9        43.9%     $ 409.7       40.0%       $248.4
Midwest...................       26.4        388.2        29.1        272.0       35.1         218.5
Mid-Atlantic*.............        8.6        126.7        10.5         97.6       11.8          73.1
Southeast.................        8.4        123.5         9.4         87.5        7.5          46.8
New England...............        5.8         85.1         7.1         66.6        5.6          34.9
------------
* Excluding New York (NY), New Jersey (NJ) and Pennsylvania (PA).

   WHOLESALE  MARKETING.   Throughout  our  history,  we  have  established  and
maintained relationships with brokers (and, prior to July 2000, correspondents) offering non-conforming mortgage products.

   Typically, we initiate contact with a broker through our Business Development Department, supervised by a senior officer with over ten years of sales and marketing experience in the industry. We usually hire business development representatives who have contacts with brokers that originate non-conforming mortgage loans within their geographic territory. The business development representatives are responsible for developing and maintaining our broker network within their geographic territory by frequently visiting the broker, communicating our underwriting guidelines, disseminating new product information and pricing changes, and by demonstrating a continuing commitment to understanding the needs of the customer. The business development representatives attend industry trade shows and inform us about the products and pricing being offered by competitors and new market entrants. This information assists us in refining our programs and product offerings in order to remain competitive. Business development representatives are compensated with a base salary and commissions based on the volume of loans originated as a result of their efforts.

     APPROVAL PROCESS. Before a broker becomes part of our network, it must go through an approval process. Once approved, brokers may begin submitting applications and/or loans to us.

     To be approved, a broker must:

     o demonstrate that it is properly licensed and registered in the state in which it seeks to transact business;

     o   submit to and pass a credit check; and

     o sign a standard broker agreement with us that requires brokers to, among other things:

         >>    abide by our fair lending policy;

         >>    follow    the  National  Association  of  Mortgage  Brokers  Best
               Practices Policies;

         >>    comply with all state and federal laws; and

         >>    submit only true and accurate documents and disclosures.

   We also perform searches on all new brokers using a third party database that contains public and nonpublic information on individuals and companies that have incidents of potential fraud and misrepresentation. In addition, we regularly review the performance of loans originated through our brokers.

   BROKERED LOANS. For the year ended December 31, 2001, our broker network accounted for $345.9 million, or 56%, of our loan originations, compared to $603.6 million, or 65%, of our loan purchases and originations for the year ended December 31, 2000 and $890.8 million, or 60%, of our loan purchases and originations for the year ended December 31, 1999. No single broker contributed more than 1.3%, 2.0% or 3.1% of our total loan production in the years ended December 31, 2001, 2000 and 1999, respectively.

   Once approved, a broker may submit loan applications for prospective borrowers. To process broker submissions, our broker originations channel is organized by geographic regions and into teams, each consisting of

                                       8

account executives, account managers and processors, which are generally assigned to specific brokers. Because we operate in a highly competitive environment where brokers may submit the same loan application to several prospective lenders simultaneously, we strive to provide brokers with a rapid and informed response. Account executives analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within one business day. If the application is approved by our underwriters, a "conditional approval" will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The account executive, account manager and processor team will then work directly with the submitting broker to collect the requested information and meet all underwriting conditions. In most cases, we funds loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, we will make all reasonable attempts to ensure that there is no missing information concerning the borrower or the application that might change the decision on the loan.

   We compensate our account executives, who are the primary relationship contacts with the brokers, predominantly on a commission basis. All of our account executives maintain the level of knowledge and experience integral to our commitment to providing the highest quality service for brokers. We believe that by maintaining an efficient, trained and experienced staff, we have addressed four central factors that determine where a broker sends its business:

     o   the service and support a lender provides;

     o   product offerings and pricing

     o   the turn-around time, or speed with which a lender closes loans; and

     o   the lender's knowledge concerning the broker and his business.

   RETAIL LOANS. We develop retail loan leads primarily through our automated telemarketing system and our network of 11 retail offices located in seven states. For the year ended December 31, 2001, the retail channel accounted for $275.8 million, or 44%, of our loan originations, compared to $260.4 million, or 28%, of our loan purchases and originations for the year ended December 31, 2000 and $319.2 million, or 22%, of our loan purchases and originations for the year ended December 31, 1999. Through our marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for our products. Our telemarketing representatives identify interested customers and refer these customers to loan officers at the retail branch offices and call centers who then proceed to determine the applicant's qualifications for our loan products, negotiate loan terms with the borrower and process the loan through completion.

   CORRESPONDENT LOANS. We decided to discontinue our correspondent operations in July 2000 to focus on our less cash intensive broker and retail channels. As such, we had no correspondent purchases in 2001. For the year ended December 31, 2000, our correspondent network accounted for $69.4 million, or 7%, of our loan purchases and originations, compared to $261.3 million, or 18%, of our loan purchases and originations for the year ended December 31, 1999. No single correspondent contributed more than 1.5% and 1.9% of our total loan production in 2000 and 1999, respectively.

LOAN UNDERWRITING

   We provide all of the brokers from whom we accept loan applications with our underwriting guidelines. Loan applications received from brokers are classified according to particular characteristics, including but not limited to:
     o   ability to pay;
     o credit history of the applicant (with emphasis on the applicant's existing mortgage payment history);
     o   credit score;
     o   loan-to-value ratio; and
     o general stability of the applicant in terms of employment history, time in residence, occupancy and condition and location of the collateral.

   We have established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings "A" through "D," with subratings within those categories. Terms of loans that we make, as well as maximum loan-to-value ratios and debt-to-income ratios, vary depending on the classification of the applicant and the borrower's credit score. Loan applicants with less favorable credit ratings and/or lower credit

                                       9

scores are generally offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings and/or higher credit scores. The general criteria our underwriting staff uses in classifying loan applicants are set forth below.






               REST OF PAGE INTENTIONALLY LEFT BLANK



                                                       LTD DOC/                                          LTD DOC/
                                      FULL DOC           NIV           FULL DOC         STATED             NIV
  CREDIT PROGRAM/     MINIMUM            OO               OO              NOO          INCOME-OO           NOO
  MAX LOAN AMOUNT   CREDIT SCORE        (1)              (2)              (3)             (4)              (5)
---------------------------------------------------------------------------------------------------------------------
        A+              625         95% 1st Mtg      90% 1st Mtg     85% 1st Mtg      85% 1st Mtg      75% 1st Mtg
 TO $500,000++          550         90% 1st Mtg      85% 1st Mtg     80% 1st Mtg      80% 1st Mtg      75% 1st Mtg
                        525         85% 1st Mtg      80% 1st Mtg     80% 1st Mtg      80% 1st Mtg      70% 1st Mtg
                        500         80% 1st Mtg      75% 1st Mtg     75% 1st Mtg      75% 1st Mtg      65% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
        A1              625         95% 1st Mtg      90% 1st Mtg     85% 1st Mtg      85% 1st Mtg      75% 1st Mtg
  UP TO $500,000++      550         90% 1st Mtg      85% 1st Mtg     80% 1st Mtg      80% 1st Mtg      75% 1st Mtg
                        525         85% 1st Mtg      75% 1st Mtg     75% 1st mtg      75% 1st Mtg      65% 1st Mtg
                        500         80% 1st Mtg      70% 1st Mtg     70% 1st Mtg      70% 1st Mtg      60% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
        A2              575         90% 1st Mtg      85% 1st Mtg     80% 1st Mtg      80% 1st Mtg      75% 1st Mtg
  UP TO $500,000++      550         85% 1st Mtg      80% 1st Mtg     80% 1st Mtg      80% 1st Mtg      70% 1st Mtg
                        525         80% 1st Mtg      75% 1st Mtg     75% 1st Mtg      75% 1st Mtg      65% 1st Mtg
                        500         75% 1st Mtg      70% 1st Mtg     70% 1st Mtg      70% 1st Mtg      60% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
        B1              600         90% 1st Mtg      80% 1st Mtg     80% 1st Mtg      75% 1st Mtg      70% 1st Mtg
  UP TO $450,000++      575         85% 1st Mtg      80% 1st Mtg     80% 1st Mtg      75% 1st Mtg      70% 1st Mtg
                        550         85% 1st Mtg      75% 1st Mtg     75% 1st Mtg      70% 1st Mtg      65% 1st Mtg
                        525         80% 1st Mtg      70% 1st Mtg     70% 1st Mtg      65% 1st Mtg      60% 1st Mtg
                        500         75% 1st Mtg      65% 1st Mtg     65% 1st Mtg      60% 1st Mtg      55% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
        B2              575         85% 1st Mtg      75% 1st Mtg     75% 1st Mtg      70% 1st Mtg
  UP TO $450,000++      550         80% 1st Mtg      70% 1st Mtg     70% 1st Mtg      70% 1st Mtg
                        525         75% 1st Mtg      65% 1st Mtg     65% 1st Mtg      65% 1st Mtg
                        500         70 % 1st Mtg     60% 1st Mtg     60% 1st Mtg      60% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
        C1              575         80% 1st Mtg      75% 1st Mtg     75% 1st Mtg
  UP TO $300,000++      550         80% 1st Mtg      70% 1st Mtg     70% 1st Mtg
                        525         75% 1st Mtg      65% 1st Mtg     65% 1st Mtg
                        500         70% 1st Mtg      60% 1st Mtg     60% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
        C2              550         75% 1st Mtg
  UP TO $300,000++      525         70% 1st Mtg
                        500         65% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
        D1              550         70% 1st Mtg
  UP TO $250,000++      500         65% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
       D2***            525         65% 1st Mtg
  UP TO $250,000++      500         60% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
       D3***            525         60% 1st Mtg
  UP TO $250,000++      500         55% 1st Mtg
---------------------------------------------------------------------------------------------------------------------
(Chart continued on next page

                                      11a

                           STATED
 CREDIT PROGRAM/         INCOME-NOO
 MAX LOAN AMOUNT            (6)         DTI              MORTGAGE PAYMENT HISTORY                    BANKRUPTCY INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
       A+               70% 1st Mtg     55%**           EXCELLENT MORTGAGE HISTORY                    **** MIN 3 YEARS OLD:
                                                        --------------------------
 UP TO $500,000++       70% 1st Mtg              0x30 on mortgages within last 12 months.          Ch 7 disc or Ch 13 filing.
                        70% 1st Mtg             *For extended LTV's, 0x60 13 to 24 months    Ch 13 disc must be 1 yr old at closing.
                        65% 1st Mtg                   No foreclosures last 3 years.
------------------------------------------------------------------------------------------------------------------------------------
       A1               70% 1st Mtg     55%**           EXCELLENT MORTGAGE HISTORY                    **** MIN 3 YEARS OLD:
                                                        --------------------------
 UP TO $500,000++       70% 1st Mtg              1x30 on mortgages within last 12 months.          Ch 7 disc or Ch 13 filing.
                        65% 1st Mtg              *For extended LTV's, 0x60 13 to 24 mos.     Ch 13 disc must be 1 yr old at closing.
                        60% 1st Mtg                   No foreclosures last 3 years.
------------------------------------------------------------------------------------------------------------------------------------
       A2               70% 1st Mtg     55%**           EXCELLENT MORTGAGE HISTORY                    **** MIN 2 YEARS OLD:
                                                        --------------------------
 UP TO $500,000++       70% 1st Mtg              2x30 on mortgages within last 12 months.          Ch 7 disc or Ch 13 filing.
                        65% 1st Mtg             *For extended LTV's, 0x90 13 to 24 months.     Ch 13 must be disc before closing.
                        60% 1st Mtg                   No foreclosures last 2 years.
------------------------------------------------------------------------------------------------------------------------------------
       B1               65% 1st Mtg     55%**             GOOD MORTGAGE HISTORY                       **** MIN 2 YEARS OLD:
                                                          ---------------------
 UP TO $450,000++       65% 1st Mtg              3x30 on mortgages within last 12 months.          Ch 7 disc or Ch 13 filing.
                        65% 1st Mtg            *For extended LTV's, 0x120 13 to 24 months.     Ch 13 must be disc before closing.
                        60% 1st Mtg                   No foreclosures last 2 years.
                        55% 1st Mtg
------------------------------------------------------------------------------------------------------------------------------------
       B2                               55%**             GOOD MORTGAGE HISTORY                      **** MIN 18 MONTHS OLD:
                                                          ---------------------
 UP TO $450,000++                                    0x60 or 2x30, 1x60 on mortgages.              Ch 7 disc or Ch 13 filing.
                                                          within last 12 months.                 Open Ch 13 considered. Mortgage
                                                *For extended LTVs, 0x120 13 to 18 months.    Must be paid as agreed since filing.
                                                     No foreclosures last 18 months.
------------------------------------------------------------------------------------------------------------------------------------
       C1                               55%**             FAIR MORTGAGE HISTORY                        **** MIN 1YEAR OLD:
                                                          ---------------------
 UP TO $300,000++                                      0x90 within last 12 months.            Ch 7 disc or Ch 13 filing. No derogs
                                                      No worse than D-30 at closing.            since Ch 7 disc or Ch 13 filing.
                                                     No foreclosures last 12 months.
------------------------------------------------------------------------------------------------------------------------------------
       C2                               55%**             FAIR MORTGAGE HISTORY                 Ch 7 must be discharged by close.
                                                          ---------------------
 UP TO $300,000++                                1x90 on mortgages within last 12 months.        Open Ch 13 considered with good
                                                      No worse than D-60 at closing.                 re-established credit.
------------------------------------------------------------------------------------------------------------------------------------
       D1                               55%**             POOR MORTGAGE HISTORY
                                                          ---------------------
 UP TO $250,000++                               1x120 on mortgages within last 12 months.

                                                     No worse than D-90 at closing.
------------------------------------------------------------------------------------------------------------------------------------
      D2***                             55%**             POOR MORTGAGE HISTORY
                                                          ---------------------
 UP TO $250,000++                                    No worse than D-119 at closing.
                                                       Mortgage NOT in foreclosure.
------------------------------------------------------------------------------------------------------------------------------------
      D3***                             55%**             POOR MORTGAGE HISTORY
                                                          ---------------------
 UP TO $250,000++                                    Open foreclosures case-by-case.
------------------------------------------------------------------------------------------------------------------------------------

+ Minimum credit score requirement for all loans is 500. Minimum credit score for all 2nd mortgages is 550. Minimum credit score for 90% LTV A+ & A1 of 625.
Consult guidelines for maximum LTV's.

++ Maximum loan amounts available are subject to LTV, income classification and occupancy requirements.

Note: Minimum 2 years employment history for programs A+ through B2.

                                     11b

* Extended LTV's are defined as: FIC, 00> 80%, NIC/LIC > 75% & NOO > 75%. ** For LTV's above 80% and/or income under 25K/yr, maximum DTI = 50% for programs A+ through D3.
*** Lower LTV by 5% for programs D2 & D3 in: CT, ID, IL, IA, ME, MA, NJ, NY, OK VT & WI.
****  Chapter 13  dismissal date follows same guidelines as Chapter 7 discharge.
--------------------------------------------------------------------------------
(1)  Full documentation/owner occupied
(2)  Limited  documentation/no  income  verification/owner occupied
(3)  Fulldocumentation/non-owner occupied
(4)  Stated  income/owner  occupied
(5)  Limited documentation/no income verification/non-owner occupied
(6)  Stated income/non-owner occupied
--------------------------------------------------------------------------------
   We use these categories and characteristics as guidelines only. On a case-by-case basis, we may determine that the prospective borrower warrants an exception from the guidelines, if sufficient compensating factors exist. Examples of compensating factors we consider are:

     o   low debt ratio;
     o   long-term stability of employment and/or residence;
     o   excellent payment history on past mortgages;
     o   a significant reduction in monthly expenses; or
     o   low loan-to-value ratio.

   The following table sets forth certain information with respect to our originations and purchases of first and second mortgage loans by borrower classification, along with weighted average coupons, for the periods shown and highlights the improved credit quality of our originations and purchases.

(DOLLARS IN THOUSANDS)
                                 PERCENT
YEAR   CREDIT         TOTAL     OF TOTAL   WAC(1)    WLTV(2)
----    ----          ----       ------     -----    ------
2001      A      $   478,485      77.0%      10.0%     76.7%
          B           59,729       9.6       11.5      68.6
          C           61,498       9.9       12.2      66.7
          D           22,003       3.5       13.2      57.4
                    ---------     ----       ----      ----
     Totals      $   621,715     100.0%      10.5%     74.2%
                    =========     ====       ====      ====

2000      A      $   596,946      63.9%      10.8%     75.7%
          B          164,024      17.6       11.7      70.2
          C          127,041      13.6       12.6      67.3
          D           45,427       4.9       13.8      56.9
                    ---------     ----       ----      ----
     Totals      $   933,438     100.0%      11.4%     72.7%
                    =========     ====       ====      ====

1999      A      $   859,935      58.4%       9.8%     76.4%
          B          298,253      20.3       10.7      72.9
          C          245,862      16.7       11.3      69.5
          D           67,288       4.6       13.0      57.3
                   ---------      ----       ----      ----
     Totals      $ 1,471,338     100.0%      10.4%     73.7%
                   =========      ====       ====      ====
------------------
(1)   Weighted Average Coupon ("WAC").
(2)   Weighted Average Initial Loan-to-Value Ratio ("WLTV").

                                       12

   The mortgage loans we originate have amortization schedules ranging from 5 years to 30 years, generally bear interest at fixed rates and require equal monthly payments which are due as of a scheduled day of each month which is fixed at origination. Substantially all of our mortgage loans are fully amortizing loans. We primarily originate fixed rate loans, which amortize over a period not to exceed 30 years. The principal amounts of the loans we originate generally range from a minimum of $25,000 to a maximum of $500,000. We generally do not originate any mortgage loans where the combined loan-to-value ratio on the loan exceeds 90%. Our loans are generally secured by one- to four-family residences, including condominiums and town-houses, and these properties may or may not be occupied by the owner. It is our policy not to accept commercial properties or unimproved land as collateral. However, we will accept mixed-use properties, such as a property where a portion of the property is used for residential purposes and the balance is used for commercial purposes, and will accept small multifamily properties of 5 to 8 units, both at reduced loan-to-value ratios. We do not originate loans where any senior mortgage contains open-end advance, negative amortization or shared appreciation provisions - all of which could have the effect of increasing the amount of the senior mortgage, thereby increasing the combined LTV, and making the loan more risky for us.

   Our mortgage loan program includes:

     o   a full documentation program for salaried borrowers;
     o   a limited documentation program;
     o   a no income verification program for self-employed borrowers; and
     o   a stated income program.

   We generally limit total monthly debt obligations - which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness - to 50% or less of the borrower's monthly gross income. For loans to borrowers who are salaried employees, we require current employment information in addition to employment history. We verify this information for salaried borrowers based on written confirmation from employers, one or more recent pay-stubs, recent W-2 tax forms, recent tax returns or telephone confirmation from the employer. For our limited documentation program, we require a job letter to be submitted which contains substantially the same information one would find on a standard verification of employment form, including:

     o   job position;
     o   length of time on job;
     o   current salary; and
     o the job letter should appear on the employer's letterhead and include the telephone number and signature of the individual completing the letter on behalf of the employer.

   For our no income verification program, we require proof of self-employment in the same business plus proof of current self-employed status. We only offer our stated income program, which represents a very small percentage of our loans, for better credit quality borrowers where a telephone verification is done by an underwriter to verify that the borrower is employed. We usually require lower combined loan-to-value ratios with respect to loans made under programs other than the full documentation program.

   We assess an applicant's ability and willingness to pay, which is one of the principal elements in distinguishing our lending specialty from methods employed by traditional lenders, such as savings and loans and commercial banks. All lenders utilize debt ratios and loan-to-value ratios in the approval process.
Many lenders simply use software packages to score an applicant for loan approval and fund the loan after auditing the data provided by the borrower. In contrast, we employ experienced non-conforming mortgage loan credit underwriters to scrutinize the applicant's credit profile and to evaluate whether an impaired credit history is a result of adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. An applicant's credit record will often be impaired by personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing.

   We have a staff of 45 underwriters with an average of 10 years of non-conforming lending experience. With the exception of our Atlanta, Georgia office, all underwriting functions for broker originations are centralized in our Woodbury, New York headquarters. All underwriting functions for retail originations are centralized in our retail underwriting "hub", located in Cincinnati, Ohio, and our Woodbury, New York headquarters. We do not delegate underwriting authority to any broker. Our underwriting department functions independently of our business development and sales departments and does not report to any individual directly involved in the sales origination process. None of our underwriters are compensated on an incentive or commission basis.

   We have instituted underwriting checks and balances that are designed to ensure that every loan is reviewed and approved by a minimum of two underwriters, with some higher loan amounts requiring a third approval. We believe that by requiring each loan to be seen by a minimum of two underwriters, a high degree of accuracy and quality control is ensured throughout the underwriting process and before funding.

   We underwrite every loan submitted by not only thoroughly reviewing credit, but also by performing the following:

     o a separate appraisal review conducted by our appraisal review department; and
     o a full compliance review, to ensure that all documents have been properly prepared, all applicable disclosures given in a timely fashion, and proper compliance with all federal and state regulations.

   We require appraisals to be performed by third party, fee-based appraisers or by our approved appraisers and to conform generally to current Fannie Mae and Freddie Mac secondary market requirements for residential property appraisals. Each appraisal includes, among other things, an inspection of both the exterior and interior of the subject property and data from sales within the preceding 12 months of similar properties within the same general location as the subject property. We perform an appraisal review on each loan prior to closing. We do not believe that the general quality control practices of many conventional mortgage lenders, which is to perform only drive-by appraisals after closings, provides sufficient protection. As such, in addition to reviewing each appraisal for accuracy, we access alternate sources to validate sales used in the appraisal to determine market value. These sources include:

     o   Multiple Listing Services in eight states;
     o assessment and sales services, such as Comps, Inc., Pace, 1st American and Transamerica;
     o   on-line internet services such as Realtor.com; and
     o other sources for verification, including broker price opinions and market analyses by local real estate agents.

   We actively track and grade (based upon criteria that we have developed over time) all appraisers from which we accept appraisals for quality control purposes and do not accept work from appraisers who have not conformed to our review standards.

   After completing the underwriting and processing of a brokered loan, we schedule the closing of the loan with an approved closing attorney or settlement agent. We hold the closing attorney or settlement agent responsible for completing the loan closing transaction in accordance with applicable law and our operating procedures. We also require title insurance that insures our interest as mortgagee and evidence of adequate homeowner's insurance naming us as an additional insured party on all loans.

   We perform a post-funding quality control review to monitor and evaluate our loan origination policies and procedures. The quality control department is separate from the underwriting department, and reports directly to a member of senior management.

   We subject at least 10% of all loan originations to a full quality control re-underwriting and review, the results of which are reported to senior management on a monthly basis. We analyze discrepancies noted by the audit and institute corrective actions. A typical quality control review currently includes:

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

   We update the quality control process from time to time as our policies and procedures change.

LOAN SALES

   We sell virtually all the loans we originate through one of two methods: (i) securitizations, which involve the public offering by a securitization trust of asset-backed pass-through securities; and (ii) whole loan sales, which include the sale of pools of individual loans to institutional investors, banks, and consumer finance-related companies on a servicing released basis. In 2001, we securitized approximately 56% of our loan originations and sold whole loans of approximately 42% of our loan originations. Going forward, we expect to continue to use a combination of securitizations and whole loan sales, with the amounts of each dependent upon the marketplace and our goal of maximizing earnings and liquidity.

   SECURITIZATIONS. During 2001, we completed two securitizations totaling $345 million. The following table sets forth certain information with respect to our securitizations (both of which were rated AAA/Aaa by S&P Fitch, and/or Moody's, respectively) by offering size, which includes pre-funded amounts, duration weighted average pass-through rate and type of credit enhancement.

                                                        INITIAL DURATION
                                       OFFERING SIZE    WEIGHTED AVERAGE     CREDIT
SECURITIZATION             COMPLETED    (MILLIONS)      PASS-THROUGH RATE  ENHANCEMENT
---------                  --------     ----------         -----------     ----------
2001-1...................  05/31/01        $165.0            6.15%           Hybrid *
2001-2...................  10/16/01        $180.0            4.66%           Hybrid*

* SENIOR/SUB STRUCTURE WITH A "AAA" RATED MONOLINE INSURER INSURING THE SENIOR OR "AAA" RATED PASS-THROUGH CERTIFICATES

   When we securitize loans, we sell a portfolio of loans to a trust (a "Home Equity Loan Trust"), which is a qualified special purpose entity, for a cash payment and the Home Equity Loan Trust sells various classes of pass-through certificates representing undivided ownership interests in such Home Equity Loan Trust. The servicer of each securitization will collect and remit principal and interest payments to the appropriate Home Equity Loan Trust which, in turn, passes through such payments to certificateholders. For each of the 2001 securitizations, we retained 100% of the interests in the excess cashflow certificates while selling interest-only certificates for an up-front cash premium. We contemplate continuing to retain excess cashflow certificates in the future as long as, in management's opinion, this practice maximizes earnings while satisfying our liquidity objectives.

   Each Home Equity Loan Trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which insures the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both (known as a "hybrid"). In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to such credit enhancement, the excess cash flows that would otherwise be paid to us as holder of the excess cashflow certificate is initially applied as additional payments of principal for the investor certificates, thereby accelerating amortization of the investor certificates relative to the amortization of the loans and creating overcollateralization. Once the overcollateralization limit is reached, the use of excess cash flows to create overcollateralization stops unless it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is intended to create a source of cash (the "extra" payments on the loans) to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

   WHOLE LOAN SALES WITHOUT RECOURSE. We have found that, at times, we can receive better economic results by selling certain mortgage loans on a whole loan, non-recourse basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs.

   In 2001 and 2000, we sold whole loans on a servicing-released basis of $261.1 million and $58.3 million, respectively. In 1999, we did not sell loans on a whole loan basis.

LOAN SERVICING

   Prior to May 2001, we serviced substantially all of the loans that we originated and purchased since our inception in 1982.

   In January 2001, we announced that we had entered into an agreement with Ocwen to transfer our servicing portfolio to Ocwen. In May 2001, we physically transferred our entire servicing portfolio to Ocwen, and laid-off our servicing staff. We no longer service loans nor do we have a servicing operation. We do, however, maintain a handful of employees to assist third parties with delinquent and defaulted loans, as well as portfolio retention.

COMPETITION

   As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than we do. Competition can take many forms, including interest rates and costs of the loan, convenience in obtaining a loan, service, marketing and distribution channels. Furthermore, the level of gains realized by us and our competitors on the sale of the type of loans originated has attracted additional competitors into this market with the effect of lowering the gains that may be realized by us on future loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions giving companies with greater volumes of originations a competitive advantage.

   Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit borrowers underlying our excess cashflow certificates to refinance their loans. During economic slowdowns or recessions, these borrowers may have new financial difficulties and may be receptive to offers by our competitors.

   Over the past several years, many of the independent mortgage banking companies, which previously were among our most intense competitors, have either gone out of business or been acquired by larger, more diversified national financial institutions. At the same time, many larger finance companies, financial institutions and conforming mortgage originators have adapted their conforming origination programs and allocated resources to the origination of non-conforming loans and/or have otherwise begun to offer products similar to those offered by us, targeting customers similar to those we do. Fannie Mae and Freddie Mac also have expressed interest in adapting their programs to include products similar to those offered by us and have begun to expand their programs and presence into the subprime market. The entrance of these larger and better-capitalized competitors into our market may have a material adverse effect on our results of operations and financial condition.

REGULATION

   Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Our consumer lending activities are subject to, among other laws and regulations:

     o the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994);

     o   the Equal Credit Opportunity Act of 1974, as amended (ECOA);

     o   the Fair Credit Reporting Act of 1970, as amended;

     o   the Real Estate Settlement Procedures Act (RESPA), and Regulation X;

     o   the Home Mortgage Disclosure Act;

     o   the Federal Debt Collection Practices Act; and

     o other federal, state and local statutes and regulations affecting our activities.

   We also are subject to the rules and regulations of, and examinations by the Department of Housing and Urban Development ("HUD") and state regulatory authorities with respect to originating, processing and underwriting loans (and servicing loans prior to May 2001). These rules and regulations, among other things:

     o   impose licensing obligations on us;

     o   establish eligibility criteria for mortgage loans;

     o   prohibit discrimination;

     o   provide for inspections and appraisals of properties;

     o   require credit reports on loan applicants;

     o regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features;

     o   mandate certain disclosures and notices to borrowers; and

     o in some cases, fix maximum interest rates, fees and mortgage loan amounts.

   Failure to comply with these requirements can lead to, among other things, loss of approved status, demands for indemnification or mortgage loans repurchases, certain rights of rescission for mortgage loans, class action and other lawsuits, and administrative enforcement actions.

   Several federal, state and local laws and regulations are currently under consideration, with more likely to be proposed on the horizon, that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws, rules and regulations could have a material adverse impact on our business by:

     o substantially increasing the costs of compliance with a variety of potentially inconsistent federal, state and local laws;

     o substantially increasing the risk of litigation or administrative action associated with complying with these proposed federal, state and local laws, particularly those aspects of such proposed laws that contain subjective (as opposed to objective) requirements, among other things; or

     o restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

   In September 1999, we settled allegations by the NYSBD and a lawsuit by the New York State Office of the Attorney General (the "NYOAG") alleging that we had violated various state and federal lending laws. The global settlement was evidenced by (a) a Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) a Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, we, among other things, implemented agreed upon changes to our lending practices; are providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and have created a fund managed by the NYSBD and financed by the grant of 525,000 shares of Delta Financial's common stock.

   Each month, on behalf of borrowers designated by the NYSBD, we make subsidy payments to the related securitization trusts. These subsidy payments fund the differential between the original loan payments and the reduced loan payments. As part of the Second Exchange Offer (see "-Note No. 2 "Summary of Regulatory Settlement" and Note No. 3 "Corporate Restructuring, Debt Modification and Debt Restructuring" to Notes to the Consolidated Financial Statements" ), the LLC - an unaffiliated, newly-formed entity, the voting membership interests of which are owned by the former holders of our notes - is obligated to satisfy these payment subsidies out of the cash flows generated by the mortgage related securities (primarily from the excess cashflow certificates) it owns. If the LLC's cash flows are insufficient to pay this obligation, we remain responsible to satisfy our obligations under the Remediation Agreement.

   The proceeds of the stock fund will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. We do not manage the fund created for this purpose. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of our common stock. Changes to the market price of these shares of common stock deposited in the fund do not have any impact on our financial statements. We did not make any additional financial commitments between the settlement date and March 2000.

   In March 2000, we finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and HUD, to complete the global settlement we had reached with the NYSBD and NYOAG. The Federal agreement mandates some additional compliance efforts for us, but it does not require any additional financial commitment by us.

   We believe we are in compliance in all material respects with applicable federal and state laws and regulations.

ENVIRONMENTAL MATTERS

   To date, we have not been required to perform any investigation or clean up activities, nor have we been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. Although we primarily lend to owners of residential properties, in the course of our business, we may acquire properties securing loans that are in default. There is a risk that we could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

EMPLOYEES

   As of December 31, 2001, we had a total of 609 employees (full-time and part-time). None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

   Our executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where we lease approximately 107,000 square feet of office space at an aggregate annual rent of approximately $2.1 million. The lease provides for certain scheduled rent increases and expires in 2008.

   We also maintain a full service office in Atlanta, Georgia and business development offices in New Jersey, Ohio, Pennsylvania and Virginia. Our retail operation currently maintains nine retail mortgage origination offices in Illinois, Missouri, North Carolina, Ohio (3), Pennsylvania (2) and Tennessee and two retail call centers one at our headquarters in Woodbury, New York and the second in Pittsburgh, Pennsylvania. We also maintain one telemarketing hub in Ohio. The terms of these leases vary as to duration and escalation provisions, with the latest expiring in 2004.

ITEM 3.  LEGAL PROCEEDINGS

   Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings. Our lending practices have been the subject of several lawsuits styled as class actions and of investigations by various regulatory agencies including the NYSBD, the NYOAG and the United States Department of Justice (the "DOJ"). The current status of these actions is summarized below.

     o In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act ("HOEPA"), the

         Truth in Lending Act ("TILA") and New York State General Business Lawss.349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on
         December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three intervenors' properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to certain of our borrowers, in accordance with a settlement agreement entered into by and between Delta and the NYSBD. In or about October 1999 and November 1999, respectively, we and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, plaintiffs filed a motion for class certification, which we opposed in February 2000, and was ultimately withdrawn without prejudice by plaintiffs in January 2001. In February 2002, we executed a settlement agreement with plaintiffs, pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. A fairness hearing has been scheduled for May 2002, at which point, we anticipate that the Court will approve the settlement. If the settlement is not approved, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.


     o In or about March 1999, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss.  In  April  1999,  we  filed a  motion  to  change  venue  and plaintiffs opposed the motion. In July 1999, the Court denied the motion to change venue. We appealed and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Court granted plaintiffs' motion for class certification, from which we filed a Notice of Appeal. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We have appealed that decision as well, and the trial court agreed to stay the action pending the result of that appeal. We believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

     o In or about July 1999, we received notice that we had been named in a lawsuit filed in the United States District Court for the Western District of New York, alleging that amounts collected and maintained by us in certain borrowers' tax and insurance escrow accounts exceeded certain statutory (RESPA) and/or contractual (the respective borrowers' mortgage agreements) ceilings. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that our practices violated applicable statutes and/or the mortgage agreements,
         (c) injunctive relief, and (d) unspecified compensatory and punitive damages (including attorneys' fees). In October 1999, we filed a motion to dismiss the complaint.
                                       19

         In or about November 1999, the case was transferred to the United States District Court for the Northern District of Illinois. In February 2000, the plaintiff opposed our motion to dismiss. In March 2000, the Court granted our motion to dismiss in part, and denied it in part. In February 2002, we executed a settlement agreement with plaintiffs pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. A fairness hearing has been scheduled for June 2002, at which point we anticipate that the Court will approve the settlement. If the settlement is not approved, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

     o In or about August 1999, the NYOAG filed a lawsuit against us alleging violations of (a) RESPA (by paying yield spread premiums), (b) HOEPA and TILA, (c) ECOA, (d) New York Executive Lawss. 296-a, and (e) New York Executive Lawss. 63(12). In September 1999, we settled the lawsuit with the NYOAG, as part of a global settlement by and among us, the NYOAG and the NYSBD, evidenced by that certain (a) Remediation Agreement by and between us and the NYSBD, dated as of September 17, 1999 and (b) Stipulated Order on Consent by and among us and the NYOAG, dated as of September 17, 1999. As part of the Settlement, we, among other things, have implemented agreed upon changes to our lending practices; are providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and have created a fund financed by the grant of 525,000 shares of our common stock, the proceeds of which will be used, for among other things, to pay borrowers and for a variety of consumer educational and counseling programs. As a result, the NYOAG lawsuit has been dismissed as against us. The Remediation Agreement and Stipulated Order on Consent supersede our previously announced settlements with the NYSBD and the NYOAG. In March 2000, we finalized a settlement agreement with the United States Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Renewal, to complete the global settlement it had reached with the NYSBD and NYOAG. The federal agreement mandates some additional compliance efforts, but it does not require any additional financial commitment.

     o In November 1999, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with our initial public offering in 1996 and our reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged in the consumer lawsuits and regulatory actions brought in or around 1999 indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in our common stock. In May 2000, the Court consolidated this case and several other lawsuits that purportedly contain the same or similar allegations against us and in August 2000 plaintiffs filed their Consolidated Amended Complaint. In October 2000, we filed a motion to dismiss the Complaint in its entirety, which was opposed by plaintiffs in November 2000, and denied by the Court in September 2001. We believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

     o In or about April 2000, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that we had improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with us. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. We answered the complaint in June 2000. In March 2001, we filed a motion for summary judgment, which was opposed by plaintiffs in March 2001, and we filed reply papers in April 2001. In June 2001, our motion for summary judgment dismissing the complaint was granted. In August 2001, plaintiffs appealed the decision. We believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

   Our common stock trades on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "DLTO". The following table sets forth for the periods indicated the range of the high and low closing sales prices for our common stock.

   2001                                       HIGH        LOW
   ----                                       ----       ----
   First Quarter ...................     $   0.63    $   0.36
   Second Quarter ..................         0.43        0.24
   Third Quarter....................         0.51        0.28
   Fourth Quarter ..................         1.06        0.38

   2000                                       HIGH        LOW
   ----                                       ----       ----
   First Quarter ...................     $   4.13    $   2.00
   Second Quarter ..................         2.31        1.25
   Third Quarter....................         1.63        0.50
   Fourth Quarter ..................         0.69        0.22

   Our common stock previously was listed on the New York Stock Exchange (the "NYSE") under the symbol "DFC", but in May 2001, the NYSE de-listed our common stock. The NYSE stated that it took this action because we were unable to meet the NYSE's continued listing standards of maintaining a minimum of $15 million in market capitalization and a minimum share price of $1 over a 30-day trading period. When our common stock was de-listed in May 2001, it began trading on the OTCBB under the ticker symbol "DLTO".

   On December 31, 2001, we had approximately 74 stockholders of record. This number does not include beneficial owners holding shares through nominee or "street" names. We believe the number of beneficial stockholders is approximately 1,900.

DIVIDEND POLICY

   We did not pay any dividends in 2001 and, in accordance with our present general policy, we have no present intention to pay cash dividends on our common stock. Under the terms of our Certificate of Designations for our newly-issued preferred stock, we are obligated to commence paying dividends to holders of our Series A preferred stock in July 2003, and are limited in our ability to pay dividends to holders of our common stock.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
                                                                             YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                           2001          2000         1999          1998         1997
                                                           ----          ----         ----          ----         ----
Income Statement Data:                                            (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
  Revenues:
      Net gain on sale of mortgage loans............  $  38,638        51,031       84,010        98,396        89,687
      Interest......................................    (22,146)       32,287       31,041        12,458        22,341
      Servicing fees................................      2,983        14,190       16,341        10,464         7,511
      Net origination fees and other income.........     13,450        21,463       23,427        18,257        14,311
                                                      ---------------------------------------------------------------------
           Total revenues...........................     32,925       118,971      154,819       139,575       133,850
                                                      ---------------------------------------------------------------------
 Expenses
      Payroll and related costs ....................     42,896        56,525       65,116        56,709        41,214
      Interest......................................     16,132        30,386       26,656        30,019        19,964
      General & administrative                           48,878        45,066       55,318        34,351        21,522
      Capitalized mortgage servicing impairment ....         --        38,237           --            --            --
      Restructuring and other special charges.......      2,678        11,382           --            --            --
                                                      -------------------------------------------------------------------
            Total expenses..........................    110,584       181,596      147,090       121,079        82,700
                                                      -------------------------------------------------------------------

 Income (loss) before income tax expense (benefit)
      and extraordinary item........................    (77,659)      (62,625)       7,729        18,496        51,150
  Provision for income tax expense (benefit) .......      2,876       (13,208)       3,053         7,168        20,739
                                                      -------------------------------------------------------------------

  Income (loss) before extraordinary item...........    (80,535)      (49,417)       4,676        11,328        30,411
  Extraordinary item, net of tax loss on early
      extinguishment of debt........................    (19,255)           --           --            --            --
                                                      -------------------------------------------------------------------
  Net income (loss).................................  $ (99,790)      (49,417)       4,676        11,328        30,411
                                                      ------------------------------------------------------------------

BASIC AND DILUTED EARNINGS PER SHARE:
    Income (loss) before extraordinary item.........  $   (5.07)        (3.11)        0.30          0.74          1.98
    Extraordinary item, net of tax..................      (1.21)           --           --            --            --
Net income (loss) per share.........................  $   (6.28)        (3.11)        0.30          0.74          1.98

      Weighted average number of
            shares outstanding...................... 15,883,749    15,883,749   15,511,214    15,382,161    15,359,280


Selected Balance Sheet Data:
  Loans held for sale, net..........................  $  94,407        82,698       89,036        87,170        79,247
  Capitalized mortgage servicing rights.............         --            --       45,927        33,490        22,862
  Excess cashflow certificates, net.................     16,765       216,907      224,659       203,803       167,809
  Total assets......................................    132,398       451,245      555,395       480,537       393,232
   Senior notes, warehouse financing and
      other borrowings..............................    100,472       238,203      258,493       229,660       177,540
  Investor payable..................................         --        69,489       82,204        63,790        40,852
  Total liabilities.................................    120,548       353,521      408,254       342,849       266,779
  Stockholders' equity..............................     11,850        97,724      147,141       137,688       126,453

ITEM  7.   MANAGEMENT'S   DISCUSSION   AND ANALYSIS  OF  FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

GENERAL

   As discussed in more detail in the "Business Overview" in Part I, beginning on page 1, Delta Financial Corporation ("Delta" or "we"), through its wholly-owned subsidiaries, originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming home equity loans, which are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 20 years of operating history, we have focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios for such purposes as debt consolidation, home improvement, mortgage refinancing or education. These borrowers generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these individuals for such purposes as debt consolidation, refinancing, education or home improvements.

   Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which is a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate that loan. At the time we originate a loan, and prior to the time we sell that loan, we finance that loan by borrowing under a warehouse line of credit. Second, we sell loans, either through securitization or on a whole loan basis, to generate cash and non-cash revenues. We use the proceeds from these sales to repay our warehouse line of credit and for working capital, recording the premiums we receive from the loan sales and securitizations as revenue.

   CORPORATE RESTRUCTURING, DEBT MODIFICATION AND DEBT RESTRUCTURING. As discussed in more detail in "Corporate Restructuring, Debt Modification and Debt Restructuring" in Part I, beginning on page 4, we engaged in a series of transactions beginning in 2000, and concluding in the third quarter of 2001, aimed at improving operating efficiencies and reducing our negative cash flow. We spent much of the year working on two transactions in particular, which we believe were of tantamount importance in this regard - selling our servicing portfolio and extinguishing most of our long term debt.

     o In May 2001, we completed our transfer of servicing to Ocwen, which freed us from the significant cash drain associated with making securitization advances (and the capital costs associated with making such advances), and of servicing a highly seasoned portfolio following three successive quarters of selling the securitization servicing rights associated with newly originated mortgage loans;

     o In August 2001, we completed our Second Exchange Offer, which extinguished substantially all of our long-term debt, leaving approximately $10 million out of $150 million of our notes still outstanding. This debt extinguishment helped us threefold. First, it eliminated nearly $140 million of principal which we otherwise would have had to repay in 2004. Second, it eliminated more than $13 million of yearly interest expense that we would have had to pay to the former noteholders had they still held their notes. Third, the ratings agencies that previously rated us and our notes have withdrawn their corporate ratings.

   We believe that our transfer of servicing to Ocwen and the Second Exchange Offer were essential steps in our continuing effort to restructure our operations and reduce our negative cash flow previously associated with our servicing operations and the notes. There can be no assurances, however, that these or other factors described herein will not have a material adverse effect on our results of operations and financial condition. (See "-Competition," "-Regulation" and "-Forward Looking Statements and Risk Factors," among other sections).

   OTHER. In May 2001, the NYSE de-listed our Common Stock. The Exchange stated that it took this action because we were unable to meet the NYSE's continued listing standards of maintaining a minimum of $15 million in market capitalization and a minimum share price of $1 over a 30-day trading period. When our Common Stock was de-listed in May, it began trading on the OTCBB under the ticker symbol "DLTO".

EXCESS CASHFLOW CERTIFICATES

   We classify excess cashflow certificates that we receive upon the securitization of a pool of loans as "trading securities." The amount initially allocated to the excess cashflow certificates at the date of a securitization reflects their fair value. The amount recorded for the excess cashflow certificates is reduced for distributions which we receive as the holder of these excess cashflow certificates and is adjusted for subsequent changes in the fair value of the excess cashflow certificates we hold.

   At the time each securitization transaction closes, we determine the present value of the related excess cashflow certificates using certain assumptions we make regarding the underlying mortgage loans. The excess cashflow certificate is then recorded on our consolidated financial statements at an estimated fair value. Our estimates primarily include the following:

     o   future rate of prepayment of the mortgage loans;

     o   credit losses on the mortgage loans;

     o   a discount rate used to calculate present value; and

     o the London Inter-Bank Offered Rate ("LIBOR") forward curve (using current LIBOR as the floor rate).

   The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from such certificate based upon our best estimate. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and consequent changes in value of the excess cashflow certificates) is reflected in the line item called "interest income" in the quarter in which we make any such change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

   In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates and discount rates:

 (A) PREPAYMENTS. We base our prepayment rate assumptions upon our on-going analysis of the performance of mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types because it has been our experience that different loan product types exhibit different prepayment patterns. Generally, our loans can be grouped into two loan products - fixed rate loans and adjustable rate loans. With fixed rate loans, an underlying borrower's interest rate remains fixed throughout the life of the loan. Our adjustable rate loans are really a "hybrid" between fixed and adjustable rate loans, in that the rate generally remains fixed typically for the first three years of the loan, and then adjusts typically every six months thereafter. Within each product type, other factors can affect prepayment rate assumptions. Some of these factors, for instance, include:

     o whether or not a loan contains a prepayment penalty - an amount that a borrower must pay to a lender if the borrower prepays the loan within a certain time after the loan was originated. Loans containing a prepayment penalty typically do not prepay as quickly as those without such a penalty;

     o as is customary with adjustable rate mortgage loans, the introductory interest rate charged to the borrower is artificially lower, between one and two full percentage points, than the rate for which the borrower would have otherwise qualified. Generally, once the adjustable rate mortgage begins adjusting on the first adjustment date, the interest rate payable on that loan increases, at times fairly substantially. This interest rate increase can be exacerbated if there is an absolute increase in interest rates. As a result of these increases and the potential for future increases, adjustable rate mortgage loans typically are more susceptible to early prepayments.

     There are several reasons why a loan will prepay prior to its maturity, including (but not limited to):

     o   a decrease in interest rates;

     o improvement in the borrower's credit profile, which may allow them to qualify for a lower interest rate loan;

     o competition in the mortgage market, which may result in lower interest rates being offered;

     o   the borrower's sale of his or her home; and

     o   a default by the borrower, resulting in foreclosure by the lender.

     It is unusual for a borrower to prepay a mortgage loan during the first few months because of the following:

     o it typically takes at least several months after the mortgage loans are originated for any of the above events to occur;

     o   there are costs involved with refinancing a loan; and

     o   the borrower does not want to incur prepayment penalties.

     Thereafter, we have found that the rate at which loans prepay will slowly increase and stabilize, then decrease and eventually level off. Historically, we used a "ramp" prepayment curve, in which we projected that a loan would initially begin prepaying at a certain rate, and that rate would incrementally increase (or "ramp up") over its first 12 months, and level off thereafter. Commencing in 1998, we began using a "vector" curve, which is similar to a "ramp curve" in that prepayment rates incrementally increase over a longer period of time and then stabilize. However, as opposed to a ramp curve (which remains constant once prepayments stabilize), we believe that a vector curve is more representative of projected future loan prepayment experience, as it thereafter decreases and then eventually levels off.

     The following table shows our most recent changes to our prepayment assumptions - in the third quarter of 2001 and, prior to that, in the third quarter 2000:

     LOAN TYPE     AT SEPTEMBER 30, 2001    AT  SEPTEMBER 30, 2000
     -------------------------------------------------------------

      Fixed Rate:
        At Month           4.00%                     4.00%
        Peak Speed        30.00%                    23.00%
      Adjustable Rate:
        At Month           4.00%                     4.00%
        Peak Speed        75.00%                    50.00%

 (B) DEFAULT RATE. A default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts of 5.00% of the amount initially securitized at December 31, 2001 compared to 3.50% at December 31, 2000.

     Our loan loss assumption reflects our belief that:

     o prepayment speeds generally will be slower in the future than in the past;

     o the rise in home values will be flat or slightly moderate as compared to the past few years; and

     o borrowers will therefore be less able to refinance their mortgages to avoid default which may have an adverse effect on the non-performing loans in the securitizations trusts underlying our excess cashflow certificates.

 (C) DISCOUNT RATE. We use a discount rate that we believe reflects the risks associated with our excess cashflow certificates. While quoted market prices on comparable excess cashflow certificates are not available, we compare our valuation assumptions and performance experience to our competitors' in the non-conforming mortgage industry. Our discount rate takes into account the asset quality and the performance of our securitized mortgage loans compared to that of the industry and other characteristics of our securitized loans. We quantify the risks associated with our excess cashflow certificates by comparing the asset quality and payment and loss performance experience of the underlying securitized mortgage pools to comparable industry performance. We believe that the practice of many companies in the non-conventional mortgage industry has been to add a spread for risk to the all-in cost of securitizations to determine their discount rate. From these comparisons, we have identified a spread that we add to the all-in cost of our mortgage loan securitization trusts' investor certificates. The discount rate we use to determine the present value of cash flows from excess cashflow certificates reflects increased uncertainty surrounding current and future market conditions, including without limitation, uncertainty concerning inflation, recession, home prices, interest rates and equity markets.

     We utilized a discount rate of 15% at December 31, 2001 compared to 13% at December 31, 2000 on "senior" excess cashflow certificates (I.E., those excess cashflow certificates that were not subject to a Net Interest Margin, or "NIM," transaction). Prior to the quarter ending September 30, 2001, some of our excess cashflow certificates were subject to a NIM transaction, for which we applied an 18% discount rate. As part of the Second Exchange Offer, all of the excess cashflow certificates subject to the NIM transaction were transferred to the LLC. As such, at December 31, 2001, we retain only "senior" excess cashflow certificates.

     In the third quarter of 2000, we increased the discount rate we used on those excess cashflow certificates included in the NIM transaction to 18% (from 12%) and recorded an $8.8 million valuation adjustment. The adjustment reflected a reduction in the present value of those excess cashflow certificates sold in connection with our NIM transaction completed in the fourth quarter of 2000. We increased the discount rate on these excess cashflow certificates during the period that the senior NIM securities remain outstanding, to account for the potentially higher risk associated with the residual cash flows expected to be received by the holder of the certificated interest in the NIM trust, which is subordinated to the multiple senior securities sold in the NIM transaction.

     In the fourth quarter of 2000, we increased the discount rate we used in determining the present value of our "senior" excess cashflow certificates to 13% from 12%, and recorded a $7.1 million valuation adjustment. The adjustment reflected an increase in volatility concerning the other underlying assumptions used in estimating expected future cash flows due to greater uncertainty surrounding current and future market conditions, including without limitation, inflation, recession, home prices, interest rates and equity markets.

   At September 30, 2001, we recorded a charge to interest income to reflect a fair value adjustment to our remaining excess cashflow certificates totaling $19.7 million. Our change in assumptions at September 30, 2001, primarily reflect recent unforeseen market events relating to the terrorist attacks on September 11, 2001, that further accelerated an economic downturn in the U.S. economy, and which we believe may have a significant adverse impact on the economy for the foreseeable future.

   Our current prepayment rate and default rate assumptions primarily reflect our current and future expectation for:

     o a continuing relatively low interest rate environment based upon, among other things, the Eurodollar futures curve. At June 30, 2001, the Eurodollar futures market, an indicator of future interest rates, projected that 1-month LIBOR and 6-month LIBOR rates at December 31, 2001 would be 4.13% and 4.41%, respectively. However, as a result of the unexpected events of September 11, 2001, actual 1-month LIBOR and 6-month LIBOR for December 31, 2001 were significantly lower at 1.87% and 1.98%, respectively.

     o a potential for an adverse economic environment. According to the Mortgage Bankers Association, the percentage of U.S. homeowners behind on their mortgages in the third quarter of 2001 rose to the highest levels since the last recession in the early 1990s, citing a shrinking economy and higher unemployment as among the causes. In addition, the National Bureau of Economic research, the unofficial arbiter of expansions and contractions, reported in November 2001, its belief that the United States economy had officially entered into a recession back in March 2001. Lastly, we revised our discount rate to reflect current market conditions and the rate of return management believes to be appropriate given the significant uncertainty regarding future economic events, thus increasing the inherent risk and volatility of our excess cashflow certificates.

   For 2000, we recorded a non-cash increase of $9.6 million to interest income for a fair value adjustment to our excess cashflow certificates, due to the decrease in one-month LIBOR. Some of the our excess cashflow certificates are backed by floating rate securities, which are susceptible to interest rate risk (positive or negative) associated with a movement in short-term interest rates.

DEFERRED TAX ASSET

   As of December 31, 2001, we carried a deferred tax asset, net of $5.6 million on our consolidated financial statements - comprised of federal and state net operating losses or "NOLs" less the tax impact and a valuation allowance.

   As of December 31, 2001, we have a gross deferred tax asset of $52.3 million and a valuation allowance of $46.7 million. Following two successive years of posting significant losses, and the modest amount of earnings we project over the next two years, it was appropriate for us to establish this valuation allowance under Accounting Principals Generally Accepted in the United States of America (refer to as "GAAP"). In the event we are able to continue to record earnings in upcoming years, we expect to:

     o utilize a larger amount of the gross deferred tax asset to offset the majority of such earnings; and

     o potentially decrease the amount of, and/or eliminate, the valuation allowance in accordance with GAAP.

     As of December 31, 2001, Federal and State net operating loss carryforwards ("NOLs") totaled $107.2 million, with $1.1 million expiring in 2018, $21.1 million expiring in 2019, $12.4 million expiring in 2020, and $72.6 million expiring in 2021. (See "Notes to the Consolidated Financial Statements - Note No. 16 Income Taxes").

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001, COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

GENERAL

   Our loss before extraordinary item for the year ended December 31, 2001 was $80.5 million, or $5.07 per share (basic and diluted), compared to a net loss of $49.4 million, or $3.11 per share (basic and diluted), for the year ended December 31, 2000. The extraordinary loss on early extinguishment of debt, net of tax, in 2001 totaled $19.3 million, or $1.21 per share (basic and diluted). For the year ended December 31, 2001, the net loss included:

     o a $25.4 million, or $1.60 per share (basic and diluted), write down of excess cashflow certificates relating to a sale agreement we entered into in the first quarter of 2001 (that closed in May 2001), for a cash purchase price of $15 million, which reflected a significant discount to our carrying value of such excess cashflow certificates;

     o a charge (loss) to interest income of $19.7 million, or $1.24 per share (basic and diluted), in the third quarter, reflecting a fair value adjustment to our remaining excess cashflow certificates, due to our changing the valuation assumptions we use to estimate fair value (see "-Notes to the Consolidated Financial Statements - Excess Cashflow Certificates, Net");

     o a charge of $10.7 million, or $0.67 per share (basic and diluted), relating to our disposition and transfer to Ocwen of our servicing platform in May 2001;

     o a charge of $3.6 million, or $0.23 per share (basic and diluted), in the second quarter relating to a change in accounting estimates regarding the life expectancy of our computer-related equipment;

     o a charge of $1.4 million, or $0.09 per share (basic and diluted) in the third quarter relating to professional fees incurred in connection with the Second Exchange Offer; and

     o a charge of $1.5 million, or $0.09 per share (basic and diluted), in the second quarter for establishing a reserve for non-performing mortgage loans.

   Results for the year ended December 31, 2001 were also negatively impacted by
(a) our not executing a securitization in either the first or third quarters, which significantly reduced our revenues for the year ended December 31, 2001 and (b) a lower level of originations, compared to 2000.

   For the year ended December 31, 2000, we reported a net loss of $49.4 million, or $3.11 per share (basic and diluted). The majority of the net loss incurred related to:

     o the write-down of our capitalized mortgage servicing rights of $31.4 million;

     o   restructuring and debt modification charges of $7.7 million;

     o a reduction in the carrying value of a portion of our excess cashflow certificates related to an increase in the discount rate of such certificates included in our NIM transaction, totaling $6.9 million;

     o costs associated with our NIM transaction in November 2000 totaling $3.2 million; and

     o the write-down of goodwill relating to our 1997 purchase of Fidelity Mortgage totaling $1.4 million

     This was partially offset by income associated with the sale of one of our domain names for $1.7 million.

REVENUES

   Total revenues decreased $86.1 million, or 72%, to $32.9 million for the year ended December 31, 2001, from $119.0 million for the year ended December 31, 2000. The decrease in revenue was primarily attributable to:

     o   a decrease in interest income due to:

         (1) a $25.4 million write-down in the first quarter of five excess cashflow certificates, and

         (2) a $19.7 million charge in the third quarter reflecting a fair value adjustment to our remaining excess cashflow certificates, due to our changing the valuation assumptions we use to estimate fair value (See "-Notes to the Consolidated Financial Statements - Note No. 7 - Excess Cashflow Certificates, net");

     o  a lower net gain recognized on the sale of mortgage loans;

     o lower origination fees and interest income due to a decrease in total loan production; and

     o lower servicing fees due to our agreement in January 2001 to transfer our servicing portfolio to Ocwen, pursuant to which Ocwen immediately began receiving all servicing related fees and, in turn, paid us an interim servicing fee, until the servicing portfolio was physically transferred to Ocwen in May 2001.

   We originated $621.7 million of mortgage loans for the year ended December 31, 2001, representing a 33% decrease from $933.4 million of mortgage loans originated and purchased for year ended December 31, 2000. The decrease in mortgage loans originated in 2001, was primarily due to senior management's attention being diverted to completing our necessary corporate and debt restructuring (See "-Notes to the Consolidated Financial Statements - Note No. 3 Corporate Restructuring, Debt Modification and Debt Restructuring"). We securitized $345.0 million of loans during the year ended December 31, 2001, representing a 61% decrease from the $880.0 million of loans we securitized during 2000. Our whole loan sales amounted to $261.1 million during the year ended December 31, 2001, representing a 348% increase from the $58.3 million of whole loans sold for the year ended December 31, 2000. This increase in whole loan sales reflects our present strategy to diversify our funding sources between securitizations and whole loan sales, in order to maximize cash flow and profitability.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans is represented by the following:

 (1) the sum of

     (a) the fair value of the non-cash excess cashflow certificates we retain in a securitization for each period;

     (b) the cash premium purchase price we receive in connection with selling an interest-only certificate in a securitization for each period;

     (c) the cash premium  received from selling  mortgage  servicing  rights in connection with each securitization, and/or the fair value of the non-cash capitalized mortgage servicing rights associated with loans securitized in each period (if we retain mortgage servicing rights , which we do not anticipate doing in the foreseeable future, particularly considering that we no longer have a servicing platform); and

     (d) the   cash   premium   earned   from   selling   whole   loans   on   a
         servicing-released basis,

 (2) less the (i) costs associated with securitizations  and (ii) any hedge loss
     (gain) associated with a particular securitization.

  Net gain on sale of mortgage loans decreased $12.4 million, or 24%, to $38.6 million for the year ended December 31, 2001, from $51.0 million for the year ended December 31, 2000. This decrease was primarily due to a 35% decrease in the amount of loans securitized or sold to $606.1 million in 2001, compared to $938.3 million of loans securitized or sold in 2000. The decrease in loans securitized or sold was due to an overall 33% decrease in total loan production in 2001, compared to 2000. The decrease in net gain on sale on a comparable basis was partially offset by (1) a higher gross profit margin recorded on our securitizations in 2001 versus 2000, and (2) no correspondent premiums (negative revenue) to acquire loans in 2001 - because we closed our correspondent channel in June 2000 - compared to the $1.6 million we paid during the first half of 2000. The weighted average net gain on sale ratio was 6.4% for the year ended December 31, 2001 compared to 5.4% for the year ended December 31, 2000.

   INTEREST INCOME. Interest primarily represents the sum of:

        (1)   the gross cash interest we earn on loans held for sale;

        (2)   the cash we receive from our excess cashflow certificates;

        (3) the non-cash mark-to-market or non-cash valuation adjustments to our excess cashflow certificates to reflect changes in fair value; and

        (4)   cash interest earned on bank accounts.

    Interest income decreased $54.4 million, or 168%, to $(22.1) million for the year ended December 31, 2001, from $32.3 million for the year ended December 31, 2000. The decrease in interest income was primarily due to:

     o our $25.4 million write down of excess cashflow certificates that we sold for a cash purchase price of $15 million under a sale agreement we entered into in the first quarter of 2001;

     o a charge to interest income of $19.7 million in the third quarter, reflecting a fair value adjustment to our remaining excess cashflow certificates, due to the changes we made to the valuation assumptions we use to estimate fair value (see "-Notes to Financial Statements - Note No. 7-Excess Cashflow Certificates, Net");

     o a 33% decrease in loan production for the year ended December 31, 2001, compared to the year ended December 31, 2000, which resulted in a lower amount of mortgage loans generating interest income while held for sale;

     o a lower average mortgage coupon rate charged to the borrower of 10.5% from 11.4% reflecting a lower economic interest rate environment; and

     o a decrease in interest earned on interest bearing accounts that we received as servicer on our securitizations. We will continue to earn less interest income on our interest bearing accounts on a go-forward basis because substantially all of those accounts were transferred to Ocwen in connection with the sale of our servicing portfolio to Ocwen in May 2001.

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue we receive, less the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights.

   Servicing fees decreased $11.2 million, or 79%, to $3.0 million for the year ended December 31, 2001, from $14.2 million for the year ended December 31, 2000. This decrease was the result of our agreement to transfer our servicing portfolio to Ocwen in January 2001, pursuant to which Ocwen immediately began receiving all servicing related fees and, in turn, paid us an interim servicing fee, until the servicing portfolio was physically transferred to Ocwen in May 2001. As a result of this transfer, we do not expect to earn any servicing fees in 2002, or thereafter.

   NET ORIGINATION FEES AND OTHER INCOME. Origination fees represent (1) fees earned on broker and retail originated loans, (2) premiums paid to originate mortgage loans and (3) other miscellaneous income, if any.

   Net origination fees and other income decreased $8.0 million, or 37%, to $13.4 million for the year ended December 31, 2001, from $21.4 million for the year ended December 31, 2000. The decrease was primarily the result of a 33% decrease in loan originations and our sale of a domain name in July 2000.

EXPENSES

   Total expenses decreased by $71.0 million, or 39%, to $110.6 million for the year ended December 31, 2001, from $181.6 million for the year ended December 31, 2000. The decrease was primarily due to a decrease in personnel costs due to our restructuring and our sale of our servicing portfolio and a decrease in interest expense. The decrease in expenses was also the result of our incurring higher expenses for the year ended 2000 relating to charges associated with a corporate restructuring and debt modification in the third quarter of 2000. The decrease in expenses was partially offset by charges principally incurred in connection with:

     o our disposition and transfer of our servicing platform to Ocwen in May 2001;

     o a change in our accounting estimates regarding the life expectancy of computer-related equipment in the second quarter of 2001; and

     o our recording a reserve for non-performing mortgage loans in the second quarter of 2001.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees.

   Payroll and related costs decreased by $13.6 million, or 24%, to $42.9 million for the year ended December 31, 2001, from $56.5 million for the year ended December 31, 2000. The decrease was primarily the result of (1) the downsizing we effectuated as part of our overall corporate restructuring beginning in the second half of 2000 and culminating with the physical transfer of our servicing operation in May 2001; and (2) a lower amount of commissions paid due to the decrease in originations. We employed 609 full- and part-time employees as of December 31, 2001, compared to 851 full- and part-time employees as of December 2000.

     INTEREST EXPENSE. Interest expense includes the borrowing cost under our warehouse credit facility to finance loan originations, equipment financing and the notes.

   Interest expense decreased by $14.3 million, or 47%, to $16.1 million for the year ended December 31, 2001 from $30.4 million for the year ended December 31, 2000. The decrease was primarily attributable to the $12.1 million of interest expense we saved in 2001 by extinguishing $139.2 million of notes in August 2001 and, to a lesser extent, to our lower loan production in 2001, which resulted in lower warehouse financing, and lower financing costs. The average one-month LIBOR rate, which is the benchmark used to determine our cost of borrowed funds, decreased on average to 3.9% for the year ended December 31, 2001, compared to an average of 6.4% for the year ended December 31, 2000.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses increased $3.8 million, or 8%, to $48.9 million for the year ended December 31, 2001, from $45.1 million for the year ended December 31, 2000. The increase primarily resulted from:

     o the cost of maintaining an unprofitable servicing platform until we physically transferred it to Ocwen in May 2001, plus the associated costs of transferring our servicing portfolio to Ocwen;

     o a change in the useful life of computer-related equipment from five years to three years;

     o a fair value adjustment to a pool of non-performing loans, which we ultimately sold in July 2001;

     o partially offset by the cost savings related to our corporate restructuring, including the disposition of our servicing portfolio to Ocwen in May 2001 and elimination of capital charges associated with making securitization advances prior to the sale of the servicing portfolio.

   RESTRUCTURING   AND  OTHER  SPECIAL   CHARGES.   We  recorded  the  following
restructuring and other special charges in 2001 and 2000:

     o In 2001, $2.7 million of restructuring and other special charges relating to our disposition of branches and severance costs associated with closing our servicing operation.

     o In the fourth quarter of 2000, a $38.2 million write-down of our capitalized mortgage servicing rights coupled with a $1.6 million write-down of other servicing receivable assets.

     o In the third quarter of 2000, $3.1 million of debt modification charges primarily related to legal fees, and the noteholders' financial advisor fees associated with the Debt Modification and Exchange Offering. We also recorded $6.7 million of charges related to our restructuring of our operations, primarily related to employee severance associated with the layoffs, a reduction to goodwill and office equipment write-offs.

   INCOME TAXES. Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   We recorded a tax provision of $2.9 million primarily related to excess inclusion income generated by our excess cashflow certificates and a tax benefit of $13.2 million for the year ended December 31, 2001 and 2000, respectively. Excess inclusion income cannot be offset by our NOL's under the REMIC tax laws. In 2001, it was primarily caused by the REMIC securitization trust utilizing cash, that otherwise would have been paid to us as holder of the excess cashflow certificate, to make payments to other security holders:

     o to create and/or maintain overcollateralization by artificially paying down the principal balance of the asset-backed securities; and

     o in connection with our NIM transaction, executed in November 2000, to pay down the debt collateralized by our excess cashflow certificates.

   Going forward, we expect to continue to incur a modest amount of excess inclusion income, which we will be unable to offset using our NOL's.

YEAR ENDED  DECEMBER 31, 2000,  COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

GENERAL

   We reported a net loss for the year ended December 31, 2000 of $49.4 million, or $3.11 per share (basic and diluted), compared to net income of $4.7 million, or $0.30 per share (basic and diluted), for the year ended December 31, 1999. The net loss for 2000 included the following items totaling $46.9 million on an after-tax basis:

     o a $31.4 million write-down or our capitalized mortgage servicing rights based upon our realization, in connection with the bidding process that led to our agreement with Ocwen, that we could not sell our then existing loan servicing portfolio for a premium;

     o   $7.7 million of restructuring and debt modification charges;

     o a $4.9 million reduction in the carrying value of the excess cashflow certificates due to an increase in the discount rate assumption used to present value the future expected excess cash flows. This was partially offset by an increase to the carrying value of the excess cashflow certificates due to a decrease in the variable interest rate paid to the pass-through investor in the securitization which is tied to the one-month LIBOR index;
                                       31

     o   $3.2 million of costs  associated  with our NIM transaction in November
         2000;

     o a $1.4 million write-down of our goodwill relating to the 1997 purchase of Fidelity Mortgage;

     o   a $1.7 million gain from the sale of one of our domain names.

   The net loss for the year ended December 31, 1999 included a $12.0 million charge relating to our settlement with the NYSBD and the NYOAG totaling $7.3 million on an after-tax basis. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues decreased $35.8 million, or 23%, to $119.0 million for the year ended December 31, 2000, from $154.8 million for the year ended December 31, 1999. The decrease in revenue was primarily attributable to a decrease in the net gain on sale of mortgage loans and, to a lesser extent, servicing fees and origination fees. This decrease was partially offset by an increase in interest income.

   We originated and purchased $933 million of mortgage loans for the year ended December 31, 2000, representing a 37% decrease from $1.47 billion of mortgage loans originated and purchased for the year ended December 31, 1999. We securitized $880 million in loans (and sold the related servicing rights on our second, third and fourth quarter 2000 securitizations, respectively) during the year ended December 31, 2000, representing a 40% decrease from three securitizations and a loan sale through a conduit facility totaling $1.46 billion during the year ended December 31, 1999. We also sold $58.3 million of loans on a whole loan servicing released basis for the year December 31, 2000, after having not sold any whole loans in 1999. Total loans serviced decreased 9% to $ 3.31 billion at December 31, 2000 from $3.63 billion at December 31, 1999.

   Net gain on sale of mortgage loans decreased $33.0 million, or 39%, to $51.0 million for the year ended December 31, 2000, from $84.0 million for the year ended December 31, 1999. This decrease was primarily due to (1) a 40% decrease in the amount of loans securitized or sold and (2) revisions to our loan loss reserve and discount rate assumptions in the fourth quarter of 1999 and fourth quarter of 2000, respectively (see "-Notes to the Consolidated Financial Statements - Note No. 7 - Excess Cashflow Certificates, Net"). The decrease was partially offset by:

     o a higher gross excess spread expected to be earned over the life of the loans as calculated by the weighted average coupon on the pool of mortgage loans securitized less the total cost of funds on the securitization;

     o our not executing a securitization in the third quarter of 1999 and instead opting to sell our loan production into a conduit facility, where the net gain on sale was lower than if we would have sold our loans through securitization; and

     o lower aggregate premiums paid to acquire loans, resulting from both a decrease in amount of loans purchased through the correspondent channel and lower average premiums paid to correspondents.

   We also lowered our prepayment speed assumptions in the third quarter of 2000, while at the same time increased our loss reserve initially established for both fixed and adjustable-rate loans sold to the securitizations trusts (see "-Notes to the Consolidated Financial Statements - Note No. 7 - Excess Cashflow Certificates, Net"). The changes largely offset each other and, therefore, did not materially affect net gain on sale of mortgage loans. The weighted average net gain on sale ratio was 5.1% for the year ended December 31, 2000 compared to 5.4% for the year ended December 31, 1999.

    Interest income increased $1.3 million, or 4%, to $32.3 million for the year ended December 31, 2000, from $31.0 million for the year ended December 31, 1999. The increase was primarily due to our utilizing a mortgage loan conduit (special purpose vehicle) prior to securitization in 1999 (a short-term credit facility - similar to our other warehouse finance facilities) - in which we earned and recorded the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses - that we did not use at all in 2000.

   Servicing fees decreased $2.1 million, or 13%, to $14.2 million for the year ended December 31, 2000, from $16.3 million for the year ended December 31, 1999. The decrease in servicing income was primarily due to (1) lower ancillary fees collected (primarily prepayment penalties as mortgage loan prepayments were comparably lower in 2000) and (2) lower servicing fees collected due to a more seasoned (I.E., more delinquent) portfolio in 2000, due in part to our selling servicing rights on $590 million of newly originated or purchased mortgage loans securitized in 2000.

    Net origination fees and other income decreased $2.0 million, or 9%, to $21.4 million for the year ended December 31, 2000, from $23.4 million for the year ended December 31, 1999. The decrease was primarily the result of a 32% decrease in broker originated loans and an 18% decrease in retail originated loans. This was partially offset by the sale of one of our domain names in July 2000.

EXPENSES

   Total expenses increased by $34.5 million, or 23%, to $181.6 million for the year ended December 31, 2000, from $147.1 million for the year ended December 31, 1999, primarily resulting from:

     o the complete write down of our capitalized mortgage servicing rights of $38.2 million;

     o corporate restructuring and debt modification charges in the third quarter of 2000, totaling $6.7 million and $3.1 million, respectively; and

     o   a write-down of goodwill in the fourth quarter of 2000 of $1.8 million;

     o   partially offset by:

        >> a decrease in general and administrative costs, primarily relating to the $12 million we expensed in 1999 for the settlement we entered into with the NYSBD, NYOAG and DOJ; and

        >> a decrease in personnel costs attributable to our initiative to lower costs through a corporate restructuring in the third quarter of 2000 that included a workforce reduction.

   Payroll and related costs decreased by $8.6 million, or 13%, to $56.5 million for the year ended December 31, 2000, from $65.1 million for the year ended December 31, 1999. The decrease was primarily the result of (1) a lower number of employees in 2000 compared to 1999 relating to our restructuring in the third quarter of 2000 (see "-Corporate Restructuring, Debt Modification and Debt Restructuring"), and (2) a lower amount of commissions paid because of a lower amount of loan originations in 2000 compared to 1999. As of December 31, 2000, we employed 851 full- and part-time employees, compared to 1,134 full- and part-time employees as of December 31, 1999.

   Interest expense increased by $3.8 million, or 14%, to $30.4 million for the year ended December 31, 2000 from $26.6 million for the year ended December 31, 1999. The increase was primarily attributable to the accounting for loans sold through a mortgage loan conduit prior to their securitization during the year ended December 31, 1999, in which we earned and recorded the net interest margin between the interest rate earned on the pool of mortgage loans sold to the mortgage loan conduit and the conduit financing rate, less administrative expenses. Typically, interest expense related to our other warehouse financing and borrowings are recorded directly to interest expense and we did not utilize our mortgage loan conduit during 2000. In addition, the cost of funds on our credit facilities (which were tied to the one-month LIBOR) increased. The one-month LIBOR index increased to an average interest rate of 6.4% in the year ended December 31, 2000, compared to an average interest rate of 5.2% for the year ended December 31, 1999.

   General and administrative expenses decreased $10.2 million, or 18%, to $45.1 million for the year ended December 31, 2000, from $55.3 million for the year ended December 31, 1999. The decrease was primarily the result of the $12 million settlement we expensed in the year ended December 31, 1999, in connection with our settlement with the NYSBD, NYOAG and DOJ.

    We recorded the following restructuring and other special charges in 2000:

     o In the fourth quarter of 2000, a $38.2 million write-down of our capitalized mortgage servicing rights, coupled with a $1.6 million write-down of other servicing receivable assets;

     o In the third quarter of 2000, $3.1 million of debt modification charges primarily related to legal fees, and the noteholders' financial advisor fees associated with the Debt Modification and proposed Exchange Offering. We also recorded $6.7 million of charges related to the restructuring of our operations, primarily related to employee severance associated with the layoffs, a reduction to goodwill and office equipment write-offs (see "-Corporate Restructuring, Debt Modification and Debt Restructuring").

    We recorded a tax benefit of $13.2 million for the period ended December 31, 2000 and a tax provision of $3.1 million for the period ended December 31, 1999. Income taxes provided a 21.1% effective tax rate for the year ended December 31, 2000, compared to a 39.5% effective tax rate for the year ended December 31, 1999.

FINANCIAL CONDITION

DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

   Cash and interest-bearing deposits decreased $55.9 million, or 90%, to $6.4 million at December 31, 2001, from $62.3 million at December 31, 2000. This decrease was primarily related to the transfer of our servicing portfolio, which resulted in the transfer of all the securitization trusts' collection accounts to Ocwen.

   Accounts receivable decreased $17.8 million, or 87%, to $2.7 million at December 31, 2001, from $20.5 million at December 31, 2000. This decrease was primarily due to the sale of some of our servicing advance receivables to Ocwen, and the write-down of any servicing advance receivable determined to be non-recoverable, in connection with our transfer of servicing to Ocwen.

   Loans held for sale, net, increased $11.7 million, or 14%, to $94.4 million at December 31, 2001, from $82.7 million at December 31, 2000. This increase was primarily due to the net difference between loan originations and loans sold or securitized during 2001.

   Accrued interest receivable decreased $9.6 million, or 92%, to $0.8 million at December 31, 2001, from $10.4 million at December 31, 2000. This decrease was primarily due to the sale of the interest receivable asset (monthly delinquency advances) to Ocwen, in connection with our transfer of servicing.

   Excess cashflow certificates, net decreased $200.1 million, or 92%, to $16.8 million at December 31, 2001, from $216.9 million at December 31, 2000. This decrease was primarily due to:

     o the transfer of $153.1 million of excess cashflow certificates to the LLC in connection with the Second Exchange Offer;

     o our sale of five excess cashflow certificates with a carrying value of $40.4 million, pursuant to a sale agreement entered into in the first half of 2001, for a cash purchase price of $15 million (which represented a $25.4 million write-down that was recorded as a reduction in interest in our consolidated statement of operations); and

     o a $19.7 million fair value adjustment in the third quarter of 2001 to our remaining excess cashflow certificates, as we changed the valuation assumptions we use to estimate fair value (see "-Notes to the Consolidated Financial Statements - Note No. 7 - Excess Cashflow Certificates, Net").

     The decrease was partially offset by:

     o a $2.0 million fair value mark-to-market adjustment of our excess cashflow certificates, reflecting the change in fair value of such excess cashflow certificates (which incorporates any change in value (accretion or reduction) in the carrying value of the excess cashflow certificates and the cash distributions we received from such excess cashflow certificates);

     o   an  $11.1  million   increase  from   recording  new  excess   cashflow
         certificates from loans securitized in 2001.

   Equipment, net, decreased $10.0 million, or 67%, to $5.0 million at December 31, 2001, from $15.0 million at December 31, 2000. This decrease primarily reflects our changing the estimated life on our computer-related equipment during the second quarter of 2001, the disposition of servicing-related equipment relating to our transfer of servicing, and the closing of some retail loan origination centers.

   Prepaid and other assets decreased $37.1 million, or 98%, to $0.7 million at December 31, 2001, from $37.8 million at December 31, 2000. This decrease was primarily attributable to:

     o the extinguishment of our wholly-owned special purpose entities (and the equity (capital) in such special purpose entity) used as the issuers for delinquency and servicing advance securitizations, in connection with the sale of servicing to Ocwen, upon our repurchase of such securitizations using the proceeds we received from selling the underlying delinquency and servicing advance receivables to Ocwen;

     o our payment of the notes interest coupon in February 2001, which was held in escrow, and therefore reflected as a prepaid asset at December 31, 2000;

     o the transfer of a non-performing loan trust to the LLC (an unaffiliated entity to us) as part of the Second Exchange Offer; and

     o   our  recognizing   previously   capitalized  notes  issuance  costs  in
         connection with the Second Exchange Offer.

   We have a deferred tax asset, net, of $5.6 million at December 31, 2001 and 2000, which was primarily attributable to the net operating losses we incurred in 2000. Embedded in the deferred tax asset, net, is a valuation allowance established in 2000 and increased in 2001. (See "-Notes to Financial Statements
- Note No. 16 - Income Taxes").

   Warehouse financing and other borrowings increased $1.0 million, or 1%, to $89.6 million at December 31, 2001, from $88.6 at December 31, 2000. The increase was primarily attributable to our borrowing a higher amount under our warehouse credit facility.

   Senior notes decreased $138.8 million, or 93%, to $10.8 million at December 31, 2001 from $149.6 million at December 31, 2000. This decrease was primarily attributable to the extinguishment of substantially all our notes in the Second Exchange Offer (see "-Corporate Restructuring, Debt Modification, and Debt Restructuring").

   Accounts payable and accrued expenses decreased $13.2 million, or 41%, to $18.8 million at December 31, 2001 from $32.0 million at December 31, 2000. This decrease was primarily attributable to (1) our reversing a previously recorded accrual for the August 2001 semi-annual interest coupon payment due on the notes. As part of the Second Exchange Offer, all tendering noteholders agreed to waive the August 2001 interest payment for all notes being tendered, and (2) the LLC's becoming obligated to satisfy our NYSBD subsidy payments from the proceeds of the mortgage-related securities transferred to the LLC as part of the Second Exchange Offer.

   Investor payable decreased to $0 at December 31, 2001, from $69.5 million at December 31, 2000. The decrease was the result of our transferring our servicing portfolio to Ocwen. Investor payable previously reflected the amount of principal collected at the end of a reporting period and the accrued interest that was due the securitization trusts in the following period by us as servicer.

   Advance payments by borrowers for taxes and insurance decreased to $0 at December 31, 2001, from $12.9 million at December 31, 2000. The decrease was the result of our transferring our servicing portfolio to Ocwen. Advance payments previously reflected the payments collected and held in escrow trust accounts by us, as servicer, before distribution to third parties.

   Stockholders' equity decreased $85.9 million, or 88%, to $11.8 million at December 31, 2001 from $97.7 million at December 31, 2000. This decrease was primarily due to the net loss for 2001 of $99.8 million. This was partially offset by our issuance of Series A Preferred Stock in connection with the Second Exchange Offer having an aggregate preference amount of $13.9 million.

LIQUIDITY AND CAPITAL RESOURCES

   We require substantial amounts of cash to fund our loan originations, securitization activities and operations. In the past, we have operated generally on a negative cash flow basis. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we can increase our loan production to generate sufficient additional revenues from our securitizations and sales of such loans to offset our current cost structure and negative cash flow, we believe we can generate positive cash flow within the foreseeable future. However, there can be no assurance we will be successful in this regard. To do so, we must generate sufficient cash from:

     o the premiums we receive from selling interest-only or NIM certificates and mortgage servicing rights in connection with our securitizations;

     o   the premiums we receive from selling whole loans, servicing released;

     o   origination fees on newly closed loans;

     o   excess   cashflow   certificates  we  retain  in  connection  with  our
         securitizations; and

     o   distributions from the LLC.

There can be no assurance, however, that we will begin generating positive cash flow within the foreseeable future or at all.

     Currently, our primary cash requirements include the funding of:

        o loan originations pending their pooling and sale, net of warehouse financing;

        o interest expense on warehouse lines of credit, the remaining notes and other financing;

        o fees, expenses, and tax payments on excess inclusion income incurred in connection with our securitization program; and

        o  general ongoing administrative and operating expenses.

   Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of corporate debt (I.E., senior notes), issuance of equity, and the sale of interest-only certificates (sold in conjunction with each of our securizations) to offset our negative operating cash flow and support our originations, securitizations, servicing (prior to May
2001) and general operating expenses. Over the past few years, we have engaged in a series of transactions to further address our negative cash flow, including the following:

     o in 2000, completing three securitizations of interest (delinquency) and servicing advances, in which we sold our rights to be reimbursed for our outstanding delinquency and servicing advances that we made as servicer for a cash purchase price. We used the proceeds from these securitizations to (1) repay a $25 million working capital sub-line of our former bank syndicate warehouse facility that expired in June 2000, which was secured by our delinquency and servicing advance receivables, and (2) for working capital to finance our operations, including the funding of new delinquency and servicing advances. We ultimately repurchased these securitizations in 2001, in connection with the sale of servicing to Ocwen, using the proceeds we received from selling the underlying delinquency and servicing advance receivables to Ocwen;

     o modifying our senior notes in 2000 as part of the Debt Modification (see "-Corporate Restructuring, Debt Modification and Debt Restructuring"), which enabled us to monetize a portion of our excess cashflow certificates, first by obtaining $17 million in residual financing in August 2000, secured by some of our excess cashflow certificates. Shortly thereafter, in November 2000, we sold six excess cashflow certificates through a private placement NIM transaction to an owner trust that issued senior certificates to institutional investors for a cash purchase. The net proceeds of the NIM transaction, after expenses, was used entirely to repay the $17 million of residual financing we borrowed in August 2000 and to create a $7.125 million cash escrow account to be used to pay the semi-annual interest payment due on the notes in February 2001;

     o as part of our Second Debt Restructuring, at the time of the signing of the Letter of Intent in February 2001, we obtained approximately $2.5 million of residual financing secured by several of our excess cashflow certificates. We received approximately $7.1 million of additional residual financing secured primarily by additional excess cashflow certificates following the consummation of the consent solicitation and the execution of the third supplemental indenture in March 2001. Also in March 2001, we entered into a sale agreement to sell five excess cashflow certificates for a $15 million cash purchase price. As customary with sales of similar assets, the cash settlement did not occur until the pools of mortgage loans underlying the six excess cashflow certificates were transferred to an agreed upon servicer to service the pool of mortgage loans for the benefit of the purchaser. The purchaser of these five excess cashflow certificates provided bridge financing, in the form of residual financing described above, until the transfer of servicing in May 2001. We used these proceeds to repay the residual financing and have been using the balance of the proceeds, together with the initial residual financing, for working capital. Because these excess cashflow certificates were sold at a significant discount to our book value for such excess cashflow certificates, we recorded $25.4 million pre-tax non-cash charge in the first quarter of 2001.

   Currently, our primary sources of liquidity continue to be, subject to market conditions:

         o on-balance sheet warehouse financing and other secured financing facilities (e.g., capital leasing);

         o securitizations of mortgage loans and our corresponding sale of interest-only certificates (or NIM certificates, depending upon the securitization structure) and mortgage servicing rights;

         o sales of whole loans;

         o cash flows from retained excess cashflow certificates;

         o distributions from the LLC (an unaffiliated entity to us) (see "- Corporate Restructuring, Debt Modification and Debt Restructuring"); and

         o utilizing NIM securitizations and/or selling or financing our excess cashflow certificates.

   If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be materially and adversely affected.

   To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a few lenders to provide the primary credit facilities for our loan originations and currently have one warehouse facility as of December 31, 2001 for this purpose. The warehouse facility is a $200 million credit facility that has a variable rate of interest and expires on April 30, 2002. There can be no assurance that we will be able to renew this warehouse facility at its maturity at terms satisfactory to us or at all. We are currently in the process of seeking additional warehouse lines of credit, but there can be no assurance that we will be successful in our attempt to secure an additional warehouse line of credit on terms reasonably satisfactory to us, if at all.

   We are required to comply with various operating and financial covenants as provided in our warehouse agreement, which are customary for agreements of their type. The continued availability of funds provided to us under this agreement is subject to, among other conditions, our continued compliance with these covenants. Additionally, we are required to comply with restrictive covenants in connection with our Series A preferred stock and our warrants. We believe we are in compliance with such covenants as of December 31, 2001.

   We have  repurchase  agreements  with certain of the  institutions  that have purchased mortgages. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans, which were sold with recourse, is $3.5 million at December 31, 2001 and $6.2 million at December 31, 2000. Included in accounts receivable is an allowance for recourse losses of $1.4 million at December 31, 2001 and $1.5 million at December 31, 2000, respectively.

   Future contractual obligations related to principal balances for capital leases as of December 31, 2001 are as follows:

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
   Period                                 Amount
--------------------------------------------------------------------------------
   Less than 1 year                    $  4,704
   1-3 years                              2,033
--------------------------------------------------------------------------------
   Total                                $ 6,737
--------------------------------------------------------------------------------

We may, from time to time, if opportunities arise that we deem to be appropriate, repurchase in the open market some of our outstanding preferred stock and senior notes. The funds for any such repurchases would be expected to come from our existing cash. There is no assurance that we will effectuate any such repurchases or the terms thereof.

Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in "-Forward Looking Statements and Risk Factors" below), we anticipate that we will have sufficient cash flows, short-term funding and capital resources to meet our liquidity obligations for the foreseeable future.

INTEREST RATE RISK

    Our primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect our ability to earn a spread between interest received on our loans and the costs of our borrowings, which are tied to various interest rate swap maturities, commercial paper rates and LIBOR. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect our ability to originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the loan servicing portfolio underlying our securitizations. To the extent excess cashflow certificates have been capitalized on our financial statements, higher than anticipated rates of loan prepayments or losses could require us to write down the value of such excess cashflow certificates, adversely impacting our earnings. In an effort to mitigate the effect of interest rate risk, we periodically review our various mortgage products and identify and modify those that have proven historically more susceptible to prepayments. However, there can be no assurance that these modifications to our product line will mitigate effectively interest rate risk in the future.

   Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can affect adversely us by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, which decreases the value of the excess cashflow certificates we receive in connection with a securitization.

   Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on loans held pending sales and the interest paid by us for funds borrowed under our warehouse facility. We do, however, undertake to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. (See "--Hedging"). Fluctuating interest rates also may affect net interest income as certain of our asset-backed securities are priced based on one-month LIBOR, but the collateral underlying such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months - which creates basis risk (See "--Notes to the Consolidated Financial Statements - Note No. 7 - Excess Cashflow Certificates, Net").

HEDGING

   We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The Standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. There was no impact on our financial condition or results of operations upon the adoption of SFAS No. 133, as amended.

   We originate mortgage loans and then sell them through a combination of whole loan sales and securitizations. Between the time we originate the mortgage and sell it in the secondary market, we may hedge the risk of fluctuations in interest rates. Our risk begins subsequent to originating mortgage loans and prior to selling or securitizing such mortgage loans. Since we have a closed (and funded) mortgage loan at a specified interest rate with an expected gain at time of sale, our exposure is to a higher interest rate environment due to market conditions. A higher interest rate market implies that we will have a higher cost of funds, which decreases the net spread we would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result, we may experience a lower gain on sale.

   The cost of funds is generally composed of two components, the interest rate swap with a similar duration and average life and the swaps spread or profit margin required by the investors. We had previously used a "Treasury Rate Lock" and 15-year Fannie Mae mortgage securities ("FNMA Securities") to hedge our cost of funds exposure. However recently, the securitizations are priced to the investor using the interest rate swaps curve. As such, our cost of funds is more closely tied to interest rate swaps and we will likely use interest rate swaps to hedge our mortgage loans in inventory pending securitization pricing. While none of the above are perfect hedges, we believe interest rate swaps will demonstrate the highest correlation to our cost of funds on a go-forward basis. We determine the nature and quantity of hedging transactions based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations. We will enter into these hedging strategies through one of our warehouse lenders and/or one of the investment bankers that underwrite our securitizations. These strategies are designated as hedges on our financial statements and are closed out when we sell the associated loans.

   If the value of the hedges decrease, offsetting an increase in the value of the loans, upon settlement with our hedge counterparty, we will pay the hedge loss in cash and then realize the corresponding increase in the value of the loans as part of our net gain on sale of mortgage loans through either the excess cashflow certificates we retain from securitization or from whole loan premiums. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, upon settlement with our hedge counterparty, we will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in either the value of the corresponding excess cashflow certificates or whole loan premiums.

   We believe our hedging strategy has largely been an effective tool to manage our interest rate risk on loans prior to securitization, by providing us with a cash gain (or loss) to largely offset the reduced (increased) excess spread (and resultant lower (or higher) net gain on sale from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale.

   We make decisions concerning the nature of our hedging transactions based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations. We may enter into these hedging strategies through one of our warehouse lenders and/or an investment bank that underwrites our securitizations. We will review continually the frequency and effectiveness of our hedging strategy to mitigate risk pending a securitization or loan sale.

   If a hedging transaction is deemed to be appropriate, and can be properly documented and mathematically shown to meet the appropriate effectiveness criteria, we will account for these hedges as fair value hedges in accordance with SFAS No. 133, as amended.

   We will continue to review our hedging strategy in order to best mitigate risk pending securitization or loan sales.

   We did not hedge during the year ended December 31, 2001. For the year ended December 31, 2000 and 1999, we recorded a hedge loss of $2.1 million and a hedge gain of $3.3 million respectively, which largely offset a change in the value of mortgage loans being hedged, as part of our net gain on sale of loans.

INFLATION

   Inflation most significantly affects our loan originations and values of our excess cashflow certificates, because of the substantial effect inflation can have on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk").

IMPACT OF NEW ACCOUNTING STANDARDS

   For discussion regarding the impact of new accounting standards, refer to Note No. 1 and Note No. 8 of Notes to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on various important factors. We wishe to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause our actual results to differ materially from those expressed in any forward- looking statements made by us, or on our behalf. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

     o Our ability or inability to increase our loan originations to specified levels (and subsequent sale or securitization of such loans) to offset our current cost structure and negative cash flow;

     o Our ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly-originated mortgage loans held for sale;

     o Our ability or inability to continue our practice of securitizing mortgage loans held for sale, as well as our ability to utilize optimal securitization structures (including the sale of interest-only or NIM certificates, and the sale of servicing rights, at the time of securitization) at terms favorable to us;

     o Our ability or inability to continue monetizing our excess cashflow certificates, including without limitation, selling, financing or securitizing (through NIM transactions) such assets;

     o Costs associated with litigation, compliance with the NYSBD Remediation Agreement and NYOAG Stipulated Order on Consent, and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, adoption of new, or changes in federal, state or local lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, adoption of new, or changes in accounting policies and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies, environmental compliance, and compliance with the Remediation Agreement and Stipulated Order on Consent can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action against us;

     o A general economic slowdown. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market;

     o The effects of interest rate fluctuations and our ability or inability to hedge effectively against such fluctuations in interest rates, the effect of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies, and similar organizations, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation;

     o Increased competition within our markets has taken on many forms, such as convenience in obtaining a loan, customer service, marketing and distribution channels, loan origination fees and interest rates. We are currently competing with large finance companies and conforming mortgage originators many of whom have greater financial, technological and marketing resources;

     o Unpredictable delays or difficulties in development of new product programs; and

     o The unanticipated expenses of assimilating newly-acquired businesses into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK.

   We originate mortgage loans and then sell the mortgage loans through a combination of whole loan sales and securitizations. As a result, our primary market risk is interest rate risk. In turn, interest rates are highly sensitive to many factors, including:

     o   governmental monetary and tax policies;

     o   domestic and international economic and political considerations; and

     o   other factors beyond our control.

Changes in the general interest rate levels between the time we originate mortgage loans and the time when we sell such mortgage loans in securitization transactions can affect the value of our mortgage loans held for sale and, consequently, our net gain on sale revenue by affecting the "excess spread" between the interest rate on the mortgage loans and the interest rate paid to asset-backed investors who purchase pass-through certificates issued by the securitization trusts. If interest rates rise between the time we originate the loans and the time we sell the loans in a securitization transaction, the excess spread generally narrows, resulting in a loss in value of the loans and a lower net gain on sale for us. Since we close and fund mortgage loans at a specified interest rate with an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans arises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in our having higher cost of funds. This decreases both the fair value of the mortgage loans, and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the loans prior to their sale in a securitization transaction. As a result, we may experience a lower gain on sale.

   The following table illustrates the impact on our earnings resulting from a hypothetical 10 basis point change in interest rates. Historically, such a basis point increase has resulted in an approximately 10 basis point change in the excess spread or "yield." The product of 10 basis points in yield (0.10%) and the duration of 2.5 years equals a 25.0 basis point or 0.25% change in the net gain on sale as shown below.

                       10 BASIS POINT DECREASE IN                 10 BASIS POINT INCREASE IN
DESCRIPTION                  INTEREST RATES           BASE              INTEREST RATES
--------------------------------------------------------------------------------------------

Securitization amount         $100,000,000         $100,000,000         $100,000,000
Net gain on sale %            5.25%                5.00%                4.75%
Net gain                      $5,250,000           $5,000,000           $4,750,000

   The table below demonstrates the sensitivity, at December 31, 2001, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

                                       Fair value of excess        Impact to
(Dollars in thousands)                 cashflow certificates       earnings
--------------------------------------------------------------------------------
Fair value as of 12/31/01:                     $ 16,765
10% increase in prepayment speed                 13,838               $2,927
20% increase in prepayment speed                 11,293                5,472

10% increase in credit losses                    13,547                3,218
20% increase in credit losses                    10,476                6,289

10% increase in discount rates                   15,860                  905
20% increase in discount rates                   15,048                1,717

                                       41

   These sensitivities are hypothetical and are presented for illustrative purposes only. Changes in the fair value resulting from a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the resulting change in fair value may not be linear. Each change in assumptions presented above was calculated independently without changing any other assumption. However, in reality, changes in one assumption may result in changes in another assumption, which may magnify or counteract the sensitivities. For example, a change in market interest rates may simultaneously impact prepayment speeds, credit losses and the discount rate. It is impossible to predict how one change in a particular assumption may impact other assumptions.

   To reduce our financial exposure to changes in interest rates, we generally hedge our mortgage loans held for sale through hedging products that are correlated to the pass-though certificates issued in connection with the securitization of our mortgage loans (I.E., interest rate swaps) (See -"Hedging"). We believe our hedging strategy has largely been an effective tool to manage our interest rate risk on loans prior to securitization, by providing us with a cash gain (or loss) to largely offset the reduced (increased) excess spread and resultant lower (or higher) net gain on sale from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale.

   We make decisions concerning the nature of our hedging transactions based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations. We may enter into these hedging strategies through one of our warehouse lenders and/or an investment bank that underwrites our securitizations. We will review continually the frequency and effectiveness of our hedging strategy to mitigate risk pending a securitization or loan sale.

   If a hedging transaction is deemed to be appropriate, and can be properly documented and mathematically shown to meet the appropriate effectiveness criteria, we will account for these hedges as fair value hedges in accordance with SFAS No. 133, as amended. Under SFAS No. 133 changes in the fair value of both the derivative and hedged mortgage loans will be recorded through earnings-offsetting each other for the effectiveness of the hedge, with the ineffective portion of the fair value changes recorded in earnings with no corresponding offset. We adopted SFAS No. 133 as of January 1, 2001. There was no impact on our financial condition or results of operations upon the adoption of SFAS No. 133, as amended.

   For the year ended December 31, 2001, we did not have a hedge gain or loss. During 2000, we recorded a hedge loss of $2.1 million. As of December 31, 2001, we had no derivative instruments or hedging relationships of any kind outstanding.

   Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments thereby impacting the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See "-Interest Rate Risk" and "-Risk Factors - Interest Rate Risk").

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Delta Financial Corporation:

We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG LLP


Melville, New York
February 27, 2002


DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000


(DOLLARS IN THOUSANDS)                                                            2001             2000
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and interest-bearing deposits....................................     $      6,410           62,270
Accounts receivable....................................................           2,654           20,502
Loans held for sale, net...............................................          94,407           82,698
Accrued interest receivable............................................             812           10,388
Excess cashflow certificates, net......................................          16,765          216,907
Equipment, net.........................................................           4,998           15,034
Prepaid and other assets...............................................             752           37,846
Deferred tax asset, net................................................           5,600            5,600
----------------------------------------------------------------------------------------------------------
       Total assets....................................................    $    132,398          451,245
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable...........................................................    $      1,267              927
Warehouse financing and other borrowings...............................          89,628           88,632
Senior notes...........................................................          10,844          149,571
Accounts payable and accrued expenses..................................          18,809           31,962
Investor payable.......................................................              --           69,489
Advance payment by borrowers for taxes and insurance...................              --           12,940

----------------------------------------------------------------------------------------------------------
       Total liabilities...............................................         120,548          353,521
----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred stock,  Series A, $.01 par value.  Authorized 150,000 shares,
   139,156 shares outstanding and 0 shares authorized and outstanding
   at December 31, 2001 and December 31, 2000, respectively............          13,916               --
Common stock, $.01 par value. Authorized 49,000,000 shares;
16,000,549 shares issued and 15,883,749 shares outstanding at
December 31, 2001 and December 31, 2000, respectively..................             160              160
Additional paid-in capital.............................................          99,472           99,472
Retained deficit.......................................................        (100,380)            (590)
Treasury stock, at cost (116,800 shares)...............................          (1,318)          (1,318)
----------------------------------------------------------------------------------------------------------
       Total stockholders' equity......................................          11,850           97,724
----------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity......................    $    132,398          451,245
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2001, 2000 and 1999


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                   2001             2000             1999
-------------------------------------------------------------------------------------------------------------------
REVENUES:
    Net gain on sale of mortgage loans................       $   38,638          51,031           84,010
    Interest..........................................          (22,146)         32,287           31,041
    Servicing fees....................................            2,983          14,190           16,341
    Net origination fees and other income.............           13,450          21,463           23,427
-------------------------------------------------------------------------------------------------------------------
       Total revenues                                            32,925         118,971          154,819
-------------------------------------------------------------------------------------------------------------------
EXPENSES:
    Payroll and related costs.........................           42,896          56,525           65,116
    Interest expense..................................           16,132          30,386           26,656
    General and administrative........................           48,878          45,066           55,318
    Capitalized mortgage servicing impairment.........               --          38,237               --
   Restructuring and other special charges............            2,678          11,382               --
-------------------------------------------------------------------------------------------------------------------
       Total expenses                                           110,584         181,596          147,090
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit)
and extraordinary item................................          (77,659)        (62,625)           7,729
Income taxes expense (benefit)........................            2,876         (13,208)           3,053
-------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item...............          (80,535)        (49,417)           4,676
Extraordinary item, net of tax on early
extinguishment of debt................................          (19,255)             --               --
-------------------------------------------------------------------------------------------------------------------
       Net income (loss)..............................     $    (99,790)        (49,417)           4,676
-------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED EARNINGS PER SHARE:
    Income (loss) before extraordinary item...........     $      (5.07)          (3.11)            0.30
    Extraordinary item, net of tax....................            (1.21)              --              --
-------------------------------------------------------------------------------------------------------------------
    Net income (loss) per share......................      $      (6.28)          (3.11)            0.30
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999

                                                                    ADDITIONAL
                                               PREFERRED  CAPITAL    PAID-IN      RETAINED    TREASURY
(DOLLARS IN THOUSANDS)                           STOCK     STOCK     CAPITAL      EARNINGS      STOCK      TOTAL
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998...............  $      --      155      94,700       44,151     (1,318)      137,688
Issuance of common stock related to
   legal settlement........................         --        5       4,772           --          --        4,777
Net income.................................         --       --          --        4,676          --        4,676
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999...............         --   $  160      99,472       48,827     (1,318)      147,141
Net loss...................................         --       --          --     (49,417)          --     (49,417)
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000...............         --   $  160      99,472        (590)     (1,318)       97,724
Issuance of preferred stock related to
debt exchange..............................      13,916      --          --          --           --       13,916
Net loss...................................         --       --          --     (99,790)          --     (99,790)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001...............  $   13,916     160      99,472    (100,380)     (1,318)       11,850
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended  December 31, 2001,  2000 and 1999


(DOLLARS IN THOUSANDS)                                                         2001              2000             1999
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)................................................       $ (99,790)         (49,417)            4,676
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Provision for loan and recourse losses........................           2,431              670              100
       Depreciation and amortization.................................           8,361           12,912            5,841
       Extraordinary loss on early extinguishment of debt............          19,255               --               --
       Issuance of common stock related to legal settlement..........              --               --            4,777
       Deferred tax benefit..........................................              --         (16,011)          (8,437)
       Capitalized mortgage servicing rights, net
         of amortization.............................................              --           45,927         (12,437)
       Deferred origination costs ...................................             578              174              114
       Excess cashflow certificates received in
         securitization transactions, net............................          47,052            7,752         (20,856)
   Changes in operating assets and liabilities:
       Decrease (increase)in accounts receivable, net................          17,188           10,413          (9,818)
       (Increase) decrease in loans held for sale, net...............        (14,263)            6,159          (2,010)
       Decrease (increase) in accrued interest receivable............           9,576           52,921         (16,412)
       Decrease (increase) in prepaid and other assets...............          32,551         (33,071)              411
       Increase (decrease) in accounts payable
        and accrued expenses.........................................             559         (10,205)           22,571
       (Decrease) increase in investor payable.......................        (69,489)         (12,715)           18,414
       (Decrease) increase in advance payment by borrowers
          ....................................for taxes and insurance        (12,940)            (844)            4,225
-------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by operating activities...............        (58,931)           14,665          (8,841)
-------------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
       DISPOSITION (PURCHASE) OF EQUIPMENT...........................           1,735          (1,297)          (9,330)
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities...............           1,735          (1,297)          (9,330)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from (repayment of) warehouse
       financing and other borrowings, net...........................             996         (20,387)           28,746
       Increase (decrease) in bank payable, net......................             340            (268)            (201)
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities...............           1,336         (20,655)           28,545
-------------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and interest-bearing deposits             (55,860)          (7,287)           10,374
Cash and interest-bearing deposits at beginning of year..............          62,270           69,557           59,183
-------------------------------------------------------------------------------------------------------------------------
Cash and interest-bearing deposits at end of year...................       $    6,410           62,270           69,557
-------------------------------------------------------------------------------------------------------------------------
Supplemental Information:
Cash paid during the year for:
   Interest .........................................................      $   14,605           29,974           24,085
   Income taxes .....................................................             888            2,010           11,489
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) ORGANIZATION
   Delta Financial Corporation ("Delta" or "we") is a Delaware corporation, which was organized in August 1996. On October 31, 1996, we acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, we completed an initial public offering of 4,600,000 shares of common stock, $.01 par value.

(B) PRINCIPLES OF CONSOLIDATION
   The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include our accounts and those of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

   Certain prior period amounts in the financial statements and notes have been reclassified to conform with the current year presentation.

(C) USE OF ESTIMATES
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

(D) LOAN ORIGINATION FEES AND COSTS
   Loan origination fees received net of direct costs of originating or acquiring mortgage loans, are recorded as adjustments to the initial investment in the loan. Such fees are deferred until the loans are securitized or sold.

(E) LOANS HELD FOR SALE, NET
   Loans held for sale are accounted for at the lower of cost or estimated fair value, determined on a net aggregate basis. Cost includes unamortized loan origination fees and costs. Net unrealized losses are provided for in a valuation allowance created through a charge to operations. Losses are recognized when the fair value is less than cost.

(F) SECURITIZATION AND SALE OF MORTGAGE LOANS
   In a securitization, we pool together loans, typically each quarter, and sell these loans to a securitization trust, which is a qualified special purpose entity. The securitization trust raises money to purchase the mortgage loans from us by selling securities to the public - known as asset-backed pass-through securities that are secured by the pool of mortgage loans held by the securitization trust. These asset-backed securities or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors represent senior interests in the mortgage loans in the trust. Following the securitization, holders of these senior certificates receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest on the loans in the trust equal to the pass-through interest rate on the remaining principal balance. These securities are typically sold for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically receive close to $100 million in proceeds from the sales of these securities, depending upon the structure we utilize for the securitization.

   We allocate our basis in the mortgage loans and residual interests between the portion of the mortgage loans sold through the pass-through certificates and the portion retained (the excess cashflow certificates) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as "trading" securities. Since this is not an active market for such excess cashflow certificates, we determine the estimated fair value of the excess cashflow certificates by discounting the future expected cash flows.

   We have found that, at times, we can receive better economic results by selling certain mortgage loans on a whole loan, non-recourse basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs.

(G) EXCESS CASHFLOW CERTIFICATES, NET
   The excess cashflow certificates represent an ownership interest in a securitization trust. The assets of each securitization trust consist primarily of two groups of mortgage loans: a group of fixed rate mortgage loans and a group of hybrid/adjustable rate mortgage loans. The mortgage loans in each mortgage pool underlying each excess cashflow certificate consist of fully amortizing and balloon mortgage loans secured by first or second liens primarily on one- to four-family residential real properties having original terms to stated maturity of not greater than 30 years.

   Excess cashflow certificates represent a subordinate right to receive excess cash flow, if any, generated by the related mortgage pool. A holder of an excess cashflow certificate has the right to receive the difference, if any, between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the pass-through certificates of the same series, less contractual servicing fees, trustee fees and any insurer premiums, reimbursements and other costs and expenses of administering the securitization trust. The holder of an excess cashflow certificate will receive cash payments only if there are any amounts remaining following payment by the securitization trust of all amounts owing on all other securities issued by that securitization trust in the securitization and the payment of expenses.

   The excess cash flow of a securitization trust in any month is applied:

     o first, to cover any losses on the mortgage loans in the related mortgage pool;
     o second, to reimburse the insurer, if any, of the related series of pass-through certificates for amounts paid by or otherwise owing to that insurer;
     o third, to build or maintain the overcollateralization for that securitization trust at the required level by being applied as an accelerated payment of principal to the holders of the pass-through certificates of the related series;
     o fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates;
     o fifth, to pay interest on the related pass-through certificates which was not paid because of the imposition of a cap on their pass-through rates-- these payments being called basis risk shortfall amounts; and
     o   sixth, to the related excess cashflow certificates.

   Typically, the excess cashflow certificates begin to receive cash flow approximately eighteen to twenty-four months after the completion of a securitization, with the specific timing of the cash flows depending on the structure and performance of the securitization. Initially, securitization trusts utilize any available excess cash flows to make additional payments of principal on the pass-through certificates in order to establish a spread between the principal amount of the securitization trust's outstanding loans and the amount of outstanding pass-through certificates.

    The fair value of excess cashflow certificates is determined by using certain assumptions regarding the underlying mortgage loans. These estimates primarily include: future rate of prepayment, credit losses, discount rate used to calculate present value and the London Inter-Bank Offered Rate (the "LIBOR") forward curve (using current LIBOR as the floor rate). The values of excess cashflow certificates represent the future expected cash flow from such certificate based upon management's best estimate. Management monitors the performance of the loans underlying each certificate and any changes in the estimates and assumptions (and consequent changes in value of the excess cashflow certificates) is reflected in interest income in the quarter in which any such change in estimate is made. Although management believes that the assumptions it uses are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

(H) FAIR VALUE OF FINANCIAL INSTRUMENTS
   Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments," requires us to disclose the fair value of financial instruments for which it is practicable to estimate fair value. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price.
Other than excess cashflow certificates which are reported at fair value, substantially all our assets and liabilities deemed to be financial instruments are carried at cost, which approximates their fair value.

(I) CASH AND INTEREST-BEARING DEPOSITS
   The fair value of cash and cash equivalents approximates the carrying value reported in our consolidated balance sheet. During 2000, a significant amount of the cash and interest-bearing deposits balance represented the collection of mortgage payments by us as a servicer, from mortgagors, which were due to the investors, representing primarily securitization trusts. These funds, when collected were placed in segregated bank accounts as provided by the related servicing agreement.

(J) EQUIPMENT, NET
   Equipment, including leasehold improvements, is stated at cost, less accumulated depreciation and amortization. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the terms of the lease or the estimated useful lives of the improvements. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

(K) SERVICING FEES
   Servicing fees includes servicing income and prepayment penalties for servicing mortgage loans owned by investors. All fees and charges are recognized into income when earned.

(L) INCOME TAXES
   Deferred tax assets and liabilities are recognized for the future tax effects of differences between the financial reporting and tax bases of assets and liabilities. These deferred taxes are measured by applying current enacted tax rates.

(M) EARNINGS PER SHARE
   Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

(N) STOCK OPTION PLANS
   In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we continue to apply the provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

(O) SEGMENT REPORTING
   We operate as one reporting segment, as such, the segment disclosure requirements, are not applicable to us.

(P) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement supersedes and amends certain paragraphs of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date for SFAS No. 138 is for fiscal years beginning after June 15, 2000. SFAS Nos. 138 and 133 apply to quarterly and annual financial statements. There was no impact on our financial condition or results of operations upon adoption of SFAS Nos. 138 and 133.

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

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The amortizing intangible assets will also be reviewed for impairment at least annually. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entity's fiscal year. There was no material impact on our financial condition or results of operations upon adoption of SFAS No. 141 on July 1, 2001. We believe that there will be no impact on our financial condition or results of operations upon adoption of SFAS No. 142 on January 1, 2002.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We do not believe that there will be a material impact on our financial condition or results of operations upon adoption of SFAS No. 144.

(2)SUMMARY OF REGULATORY SETTLEMENTS

   In September 1999, we settled allegations by the New York State Banking Department (the "NYSBD") and a lawsuit by the New York State Office of the Attorney General (the "NYOAG") alleging that we had violated various state and federal lending laws. The global settlement was evidenced by (a) a Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) a Stipulated Order on Consent by and among Delta Funding, Delta Financial and the NYOAG, dated as of September 17, 1999. As part of the Settlement, we, among other things, implemented agreed upon changes to our lending practices; are providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and have created a fund managed by the NYSBD and financed by the grant of 525,000 shares of Delta Financial's common stock, with an agreed upon fixed value of $9.10 per share which approximates the stock's book value at the time of the settlement.

   Each month, on behalf of borrowers designated by the NYSBD, we make subsidy payments to the related securitization trusts. These subsidy payments fund the differential between the original loan payments and the reduced loan payments. As part of the second exchange offer we completed in August 2001 (see Note No. 3 "-Corporate Restructuring, Debt Modification, and Debt Restructuring"), Delta Funding Residual Exchange Company, LLC (the "LLC") (an unaffiliated entity to us) - a newly-formed entity, the voting membership interests of which are owned by the former holders of our Senior Secured Notes and senior notes due 2004 (the "Notes") who tendered their Notes for such membership interests and other securities - is obligated to satisfy these payment subsidies out of the cash flows generated by the mortgage related securities (primarily from the excess cashflow certificates) it owns. Management believes the LLC will have sufficient cash flows from its assets to satisfy these payment subsidies. However, if the LLC's cash flows are insufficient to pay this obligation, we remain responsible to satisfy our obligations under the Remediation Agreement.

   The proceeds of the stock fund will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. We do not manage the fund created for this purpose. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of our common stock. Changes to the market price of these shares of common stock deposited in the fund do not have any impact on our financial statements. We did not make any additional financial commitments between the settlement date and March 2000.

   In March 2000, we finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Development, to complete the global settlement we had reached with the NYSBD and NYOAG. The federal agreement mandates some additional compliance efforts for us, but it does not require any additional financial commitment by us.

(3)CORPORATE RESTRUCTURING, DEBT MODIFICATION, AND DEBT RESTRUCTURING

   In 2000, we began a corporate restructuring - by reducing our workforce and modifying the terms of the indenture governing our senior notes due 2004 (the "senior notes") - as part of our continuing efforts to improve operating efficiencies and to address our negative cash flow from operations. Entering 2001, management still had several concerns, which we believed needed to be addressed for us to remain a viable company. Our principal concerns were:

     o the cash drain created by our ongoing monthly delinquency and servicing advance requirements as servicer (known as "securitization advances");
     o the high cost of servicing a seasoned loan portfolio, including the capital charges associated with making securitization advances;
     o our ability to make timely interest payments on our senior notes and senior secured notes due 2004 (the "senior secured notes"); and
     o our ability to effectuate a successful business model given the overhang of corporate ratings of "Caa2" by Moody's and "CC" by Fitch.

Therefore in the first quarter of 2001, we embarked upon a business plan aimed at alleviating some of these concerns and issues.

   CORPORATE RESTRUCTURING

   In January 2001, we entered into an agreement with Ocwen Financial Corporation ("Ocwen") to transfer our servicing portfolio to Ocwen. In May 2001, we physically transferred our entire servicing portfolio to Ocwen, and laid-off the majority of our servicing staff - a total of 128 employees. We recorded a $0.5 million pre-tax charge relating to this restructuring which is included in the line item call "restructuring and other special charges" in our consolidated statements of operations. This charge relates to employee severance associated with closing our servicing operations. We no longer service loans nor do we have a servicing operation.

   The following table sets forth the components of our accrual restructuring charges:

                                       ACCRUAL BALANCE AT        ACCRUAL       EXPENSE         ACCRUAL BALANCE AT
(DOLLARS IN THOUSANDS)                  DECEMBER 31, 2000       INCREASE      RECOGNIZED       DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------------
Write down of lease obligations              $1,163                --            (581)                582

Employment termination payments                180                 473           (653)                 --
----------------------------------------------------------------------------------------------------------------------
Total Accrual Restructuring Charges          $1,343                473         (1,234)                582
----------------------------------------------------------------------------------------------------------------------

   The unpaid accrued restructuring charge was initially recorded under the exit plan. No charges under this exit plan are associated with or benefit from activities that will be continued at the commitment date.

   DEBT MODIFICATION AND DEBT RESTRUCTURING

   In August 2000, we announced an agreement to modify the terms of the indenture governing our senior notes (the "Debt Modification"). With the consent of the holders of greater than fifty percent of our senior notes, we modified a negative pledge covenant in the senior notes indenture, which had previously prevented us from selling or otherwise obtaining financing by using our excess cashflow certificates as collateral. In consideration for the senior noteholders' consent, we agreed, in an exchange offer (the "First Exchange Offer"), to offer then current holders the opportunity to exchange their then existing senior notes for (a) new senior secured notes due 2004 (the "senior secured notes") and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The senior secured notes have the same coupon, face amount and maturity date as the senior notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of the our excess cashflow certificates. The First Exchange Offer was consummated in December 2000, with holders of greater than $148 million (of $150 million) of senior notes tendering in the exchange.

   In February 2001, we entered into a letter of intent with the beneficial holders of over fifty percent of our senior secured notes to restructure, and ultimately extinguish, the senior secured notes (the "Second Debt Restructuring"). In March 2001, we obtained the formal consent of these beneficial holders of the senior secured notes through a Consent Solicitation that modified certain provisions of the senior secured notes indenture to, among other things, allow for the release of two excess cashflow certificates then securing the senior secured notes. We were first able to finance and then ultimately sell the excess cashflow certificates underlying five securitizations (including two excess cashflow certificates that were released as part of the Second Debt Restructuring) for a $15 million cash purchase price to provide working capital.

   In consideration for their consent, we agreed to offer the holders of the senior secured notes (and the senior notes, collectively, the "notes"), an opportunity to exchange their notes for new securities described immediately below (the "Second Exchange Offer"). The Second Exchange Offer was consummated on August 29, 2001, pursuant to which holders of approximately $138.1 million (of $148.2 million) in principal amount of our senior secured notes and $1.1 million (of $1.8 million) in principal amount of our senior notes, exchanged their notes for commensurate interests in:

     o voting membership interests in Delta Funding Residual Exchange Company LLC (the "LLC"), a newly-formed limited liability company (unaffiliated with us), to which we transferred all of the mortgage-related securities previously securing the senior secured notes (primarily comprised of excess cashflow certificates);

     o shares of common stock of a newly-formed management corporation that will manage the LLC's assets; and

     o shares of our newly-issued Series A preferred stock having an aggregate preference amount of $13.9 million.

   The LLC is controlled by the former noteholders that now hold membership interest in the LLC. As part of the transaction, we obtained a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC for the first three years (through June 2004) and, thereafter, 10% of the net cash flows from the LLC. The net cash flows from the LLC are equal to the total cash flows generated by the assets held by the LLC for a particular period, less (a) all expenses of the LLC, (b) certain related income tax payments, and (c) the NYSBD subsidy payments. We began receiving distributions from the LLC in the first quarter of 2002 from a fourth quarter 2001 distribution.

   As part of the Second Exchange Offer, all tendering noteholders waived their right to receive any future interest coupon payments on the tendered notes beginning with the August 2001 interest coupon payment. With the closing of the Second Exchange Offer, we paid the August 2001 interest coupon payment on the approximately $10.8 million of notes that did not tender in the Second Exchange Offer. By extinguishing substantially all of our long-term debt, the rating agencies that previously rated us and our long-term debt have withdrawn their corporate ratings.

(4)LOANS HELD FOR SALE, NET

   Our inventory consists of first and second mortgages, which had a weighted average interest rate of 10.11% at December 31, 2001. These mortgages are being held, at the lower of cost or estimated fair value, for future sale. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

   Included in loans held for sale are deferred origination fees and purchase premiums in the amount of $0.8 million and $1.4 million at December 31, 2001 and 2000, respectively, and a valuation allowance of approximately $0.7 million at December 31, 2001 and $34,000 as of December 31, 2000. Mortgages are payable in monthly installments of principal and interest and have terms varying from five to thirty years.

(5)ACCOUNTS RECEIVABLE

   Accounts receivable as of December 31, consist of the following:

(DOLLARS IN THOUSANDS)                     2001             2000
-------------------------------------------------------------------
Securitization servicing advances       $    --            12,518
Prepaid insurance premiums                2,227             2,047
Current tax assets                           --               572
Other                                       427             5,365
-------------------------------------------------------------------
Total accounts receivable               $ 2,654            20,502
-------------------------------------------------------------------

   Funds due to us for accounts receivable are tracked through various asset accounts. These accounts are reconciled monthly, at which time we perform research and resolution on the receivables. All aged items are identified and reported to management and management decides whether to write-off any aged items. We evaluate accounts receivable items on an individual basis and an item is not written off until all options for payment have been exhausted.

   Activity in Accounts Receivable for the years ended December 31, is as follows (dollars in thousands):

                      Securitization     Prepaid Insurance     Current Tax
2001                Servicing Advances       Premiums              Asset           Other         Total
--------------------------------------------------------------------------------------------------------
Beginning balance      $   12,518              2,047                 572           5,365         20,502
Additions                  69,613                180                  --          45,664        115,457
Payments                  (81,967)                --                (572)        (49,505)      (132,044)
Write offs                   (164)                --                  --          (1,097)        (1,261)
---------------------------------------------------------------------------------------------------------
Ending balance         $       --              2,227                  --             427          2,654
---------------------------------------------------------------------------------------------------------

                      Securitization     Prepaid Insurance     Current Tax
2001                Servicing Advances       Premiums              Asset           Other         Total
---------------------------------------------------------------------------------------------------------
Beginning balance      $   24,727              1,868                 846           3,486         30,927
Additions                  45,621                179                  --          59,645        105,445
Payments                  (57,200)                --                (274)        (57,537)      (115,011)
Write offs                   (630)                --                  --            (229)          (859)
---------------------------------------------------------------------------------------------------------
Ending balance         $   12,518              2,047                 572           5,365         20,502
---------------------------------------------------------------------------------------------------------

(6) CAPITALIZED MORTGAGE SERVICING RIGHTS

   Prior to 2001, we recognized rights to service mortgage loans as separate assets. Subsequent to 2001, we do not recognize rights to service mortgage loans because we sell our servicing rights in connection with our whole loan sales or securitizations. The total cost of mortgage loans sold or securitized was allocated between the loans and the servicing rights based upon the relative fair values of each. Purchased Mortgage Servicing Rights ("MSRs") were initially recorded at cost. All MSRs were subsequently carried at the lower of the initial carrying value, adjusted for amortization and deferred hedge gains/losses, or fair value. Fair values were estimated based on market prices for similar MSRs and on the discounted anticipated future net cash flows considering market loan prepayment predictions, interest rates, servicing costs and other economic factors. For purposes of impairment evaluation and measurement, we stratified MSRs based on predominant risk characteristics of the underlying loans, including loan type, amortization type (fixed or adjustable) and note rate. To the extent that the carrying value of MSRs exceeded fair value by individual stratum, a valuation reserve was established, which was adjusted in the future as the value of MSRs increased or decreased. The cost of MSRs was amortized in proportion to, and over the period of, estimated net servicing income.

   We recognized a $38.2 million write-down, which represented the entire carrying value of our MSR at December 31, 2000. In December 2000, we entered into discussions with three third-party sub-prime servicers to either purchase or sub-service our entire $3.31 billion servicing portfolio. Based upon the seasoning of our loan portfolio, the high costs associated with monthly and servicing advances necessary to maintain a seasoned loan portfolio, and the nominal amount of ancillary service fee income, the three bids for the portfolio all approximated par, meaning that none of the bidders believed a purchase premium was justified. Following three consecutive quarters of selling our mortgage servicing rights on newly issued securitizations (beginning in the second quarter of 2000) for a cash premium, we were left with a more seasoned, and therefore more costly, servicing portfolio requiring significant cash outlays for monthly delinquency and servicing advances, which adversely impacted the overall value of the remaining loan portfolio. Therefore, management felt this write-down was necessary to reflect the current market price we would have received at December 31, 2000 for our servicing portfolio. Prior to soliciting bids in December 2000, management believed that the carrying value of our MSR was validated as the cash purchase price (premium) we received from selling the servicing rights associated with our securitizations in June 2000 and September 2000 exceeded the carrying value of the MSR stated as a percentage of our entire loan servicing portfolio. However, these specific pools were less seasoned, with lower amounts of monthly and servicing advance obligations, and generated higher ancillary service fee income.

   The activity related to the our capitalized mortgage servicing rights for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)                      2001         2000         1999
--------------------------------------------------------------------------------
Balance, beginning of year                $  --         45,927        33,490
Additions                                    --         11,611        20,542
Amortization and FV adjustments              --         (8,916)       (8,105)
Sales                                        --        (10,385)           --
Write-down                                   --        (38,237)           --
--------------------------------------------------------------------------------
Balance, end of year                      $  --             --        45,927
--------------------------------------------------------------------------------

(7) EXCESS CASHFLOW CERTIFICATES, NET

   We classify excess cashflow certificates that we receive upon the securitization of a pool of loans as "trading securities". The amount initially allocated to the excess cashflow certificates at the date of a securitization reflects their fair value. The amount recorded for the excess cashflow certificates is reduced for distributions which we receive from the securitization trusts as holder of these excess cashflow certificates and is adjusted for subsequent changes in fair value of excess cashflow certificates held by us.

    At the time each securitization transaction closes, we determine the present value of the related excess cashflow certificates using certain assumptions made by us regarding the underlying mortgage loans. The excess cashflow certificate is then recorded at an estimated fair value. Our estimates primarily include the following:

     o   future rate of prepayment of the mortgage loans;

     o   credit losses on the mortgage loans;

     o   a discount rate used to calculate present value; and

     o   the LIBOR forward curve (using current LIBOR as the floor rate).

   The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from such certificate based upon our best estimate. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and consequent changes in value of the excess cashflow certificates) is reflected in the line item called "interest income" in the quarter in which we make any such change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

   In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions:

(A) PREPAYMENTS. We base our prepayment r ate assumptions upon our ongoing analysis of the performance of mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types because it has been our experience that that different loan product types exhibit different prepayment patterns. Generally, our loans can be grouped into two loan products - fixed rate loans and adjustable rate loans. With fixed rate loans, an underlying borrower's interest rate remains fixed throughout the life of the loan. Our adjustable rate loans are really a "hybrid" between fixed and adjustable rate loans, in that the rate generally remains fixed for typically the first three years of the loan, and then adjusts typically every six months thereafter. Within each product type, other factors can affect prepayment rate assumptions. Some of these factors, for instance, include:

     o whether or not a loan contains a prepayment penalty - an amount that a borrower must pay to a lender if the borrower prepays the loan within a certain time after the loan was originated. Loans containing prepayment penalty typically do not prepay as quickly as those without such a penalty;

     o as is customary with adjustable rate mortgage loans, the introductory interest rate charged to the borrower is artificially lower, between one and two full percentage points, than the rate for which the borrower would have otherwise qualified. Generally, once the adjustable rate mortgage begins adjusting on the first adjustment date, the interest rate payable on that loan increases, at times fairly substantially. This interest rate increase can be exacerbated if there is an absolute increase in interest rates. As a result of these increases and the potential for future increases, adjustable rate mortgage loans typically are more susceptible to early prepayments.

         There  are  several  reasons   why a  loan  will  prepay  prior  to its
         maturity, including (but not limited to):

         o a decrease in interest rates;

         o improvement in the borrower's credit profile, which may allow them to qualify for a lower interest rate loan;

         o competition in the mortgage market, which may result in lower interest rates being offered;

         o the borrower's sale of his or her home; and

         o a default by the borrower, resulting in foreclosure by the lender.

     It is unusual for a borrower to prepay a mortgage loan during the first few months because:

         o it typically takes at least several months after the mortgage loans are originated for any of the above events to occur;

         o there are costs involved with refinancing a loan; and

         o the borrower does not want to incur prepayment penalties.

      Thereafter, we have found that the rate at which loans prepay will slowly increase and stabilize, then decrease and eventually level off. Historically, we used a "ramp" prepayment curve, in which we projected that a loan would initially begin prepaying at a certain rate, and that rate would incrementally increase (or "ramp up") over its first 12 months, and level off thereafter. Commencing in 1998, we began using a "vector" curve, which is similar to a "ramp curve" in that prepayment rates incrementally increase over a longer period of time and then stabilize. However, as opposed to a ramp curve (which remains constant once prepayments stabilize), we believe that a vector curve is more representative of projected future loan prepayment experience, as it thereafter decreases and then eventually levels off.

      The following table shows our most recently changes to our prepayment assumptions - in the third quarter of 2001 and, prior to that, in the third quarter 2000:

      LOAN TYPE        AT SEPTEMBER 30, 2001       AT  SEPTEMBER 30, 2000
      --------------------------------------------------------------------------
      Fixed Rate:
        At Month                 4.00%                     4.00%
        Peak Speed              30.00%                    23.00%
      Adjustable Rate:
        At Month                 4.00%                     4.00%
        Peak Speed              75.00%                    50.00%

(B) DEFAULT RATE. A default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts of 5.00% of the amount initially securitized at December 31, 2001 compared to 3.50% at December 31, 2000.

      Our loan loss assumption reflects our belief that:

      o prepayment speeds generally will be slower in the future than in the past;

      o the rise in home values will be flat or slightly moderate as compared to the past few years; and

      o borrowers will therefore be less able to refinance their mortgages to avoid default which may have an adverse effect on the non-performing loans in the securitizations trusts underlying our excess cashflow certificates.

(C) DISCOUNT RATE. We use a discount rate that we believe reflects the risks associated with our excess cashflow certificates. While quoted market prices on comparable excess cashflow certificates are not available, we have performed comparisons of our valuation assumptions and performance experience to our competitors' in the non-conforming mortgage industry. Our discount rate takes into account the asset quality and the performance of our securitized mortgage loans compared to that of the industry and other characteristics of our securitized loans. We quantify the risks associated with our excess cashflow certificates by comparing the asset quality and payment and loss performance experience of the underlying securitized mortgage pools to comparable industry performance. We believe that the practice of many companies in the non-conventional mortgage industry has been to add a spread for risk to the all-in cost of securitizations to determine their discount rate. From these comparisons, we have identified a spread that we add to the all-in cost of our mortgage loan securitization trusts' investor certificates. The discount rate we use to determine the present value of cash flows from excess cashflow certificates reflects increased uncertainty surrounding current and future market conditions, including without limitation, uncertainty concerning inflation, recession, home prices, interest rates and equity markets.

      We utilized a discount rate of 15% at December 31, 2001 compared to 13% at December 31, 2000 on "senior" excess cashflow certificates (i.e., those excess cashflow certificates that were not subject to a Net Interest Margin, or "NIM," Transaction). Prior to the quarter ending September 30, 2001, some of our excess cashflow certificates were subject to a NIM transaction, for which we applied an 18% discount rate. As part of the Second Exchange Offer, all of the excess cashflow certificates subject to the NIM transaction were transferred to the LLC. As such, at December 31, 2001, we retain only "senior" excess cashflow certificates.

      In the third quarter of 2000, we had increased the discount rate we used on those excess cashflow certificates included in the NIM transaction to 18% (from 12%) and recorded an $8.8 million valuation adjustment. The adjustment reflected a reduction in the present value of those excess cashflow certificates sold in connection with our NIM transaction completed in the fourth quarter of 2000. We increased the discount rate on these excess cashflow certificates during the period that the senior NIM securities remain outstanding, to account for the potentially higher risk associated with the residual cash flows expected to be received by the holder of the certificated interest in the NIM trust, which is subordinated to the multiple senior securities sold in the NIM transaction.

      In the fourth quarter of 2000, we had increased the discount rate we used in determining the present value of our "senior" excess cashflow certificates to 13% from 12%, and recorded a $7.1 million valuation adjustment. The adjustment reflected an increase in volatility concerning the other underlying assumptions used in estimating expected future cash flows due to greater uncertainty surrounding current and future market conditions, including without limitation, inflation, recession, home prices, interest rates and equity markets.

   At September 30, 2001, we recorded a charge to interest income to reflect a fair value adjustment to our remaining excess cashflow certificates totaling $19.7 million. Our change in assumptions at September 30, 2001, primarily reflect recent unforeseen market events relating to the terrorist attacks on September 11, 2001, that further accelerated an economic downturn in the U.S. economy, and which we believe may have a significant adverse impact on the economy for the foreseeable future.

   Our current prepayment rate and default rate assumptions primarily reflect our current and future expectation for:

     o a continuing relatively low interest rate environment based upon, among other things, the Eurodollars future curve. At June 30, 2001, the Eurodollar futures market, an indicator of future interest rates, projected that 1-month LIBOR and 6-month LIBOR rates at December 31, 2001 would be 4.13% and 4.41%, respectively. However, as a result of the unexpected events of September 11, 2001, actual 1-month LIBOR and 6-month LIBOR for December 31, 2001 were significantly lower at 1.87% and 1.98%, respectively;

     o a potential for an adverse economic environment. According to the Mortgage Bankers Association, the percentage of U.S. homeowners behind on their mortgages in the third quarter of 2001 rose to the highest levels since the last recession in the early 1990s, citing a shrinking economy and higher unemployment as among the causes. In addition, the National Bureau of Economic research, the unofficial arbiter of expansions and contractions, reported in November 2001, its belief that the United States economy had officially entered into a recession back in March 2001. Lastly, we revised our discount rate to reflect current market conditions and the rate of return management believes to be appropriate given the significant uncertainty regarding future economic events, thus increasing the inherent risk and volatility of our excess cashflow certificates.

   For 2000, we recorded a non-cash increase of $9.6 million to interest income for a fair value adjustment to our excess cashflow certificates, due to the decrease in one-month LIBOR. Some of the our excess cashflow certificates are backed by floating rate securities, which are susceptible to interest rate risk (positive or negative) associated with a movement in short-term interest rates.

   In 1999, we recorded a $6.3 million reduction to our excess cashflow certificates to reflect changes to our prepayment rate and loan loss reserve assumptions.

   The activity related to our excess cashflow certificates for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)                          2001         2000          1999
--------------------------------------------------------------------------------
Balance, beginning of year               $    216,907      224,659      203,803
Additions                                      11,081       32,716       48,356
Sales                                         (40,402)          --           --
Second Exchange Offer                        (153,090)          --           --
Cash remittances, accretion of
   discount and FV adjustments, net           (17,731)     (40,468)     (27,500)
--------------------------------------------------------------------------------
Balance, end of year                     $     16,765      216,907      224,659
--------------------------------------------------------------------------------

                                       58

   At December 31, 2001, key economic assumptions and the sensitivity of the current estimated fair value of retained interests caused by immediate 10% and 20% adverse changes in those assumptions are as follows:


                                      Fair value of excess       Impact to
(Dollars in thousands)               cashflow certificates       earnings
-------------------------------------------------------------------------------

Fair value as of 12/31/01:                    $ 16,765

10% increase in prepayment speed                13,838             $2,927
20% increase in prepayment speed                11,293              5,472

10% increase in credit losses                   13,547              3,218
20% increase in credit losses                   10,476              6,289

10% increase in discount rates                  15,860                905
20% increase in discount rates                  15,048              1,717

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

(8) HEDGING TRANSACTIONS

   We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The Standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. There was no impact on our financial condition or results of operations upon the adoption of SFAS No. 133, as amended.

   We originate mortgage loans and then sell them through a combination of whole loan sales and securitizations. Between the time we originate the mortgage and sell it in the secondary market, we may hedge the risk of fluctuations in interest rates. Our risk begins subsequent to originating mortgage loans and prior to selling or securitizing such mortgage loans. Since we have a closed (and funded) a mortgage loan at a specified interest rate with an expected gain at the time of sale, our exposure is to a higher interest rate environment due to market conditions. A higher interest rate market implies that we will have a higher cost of funds, which decreases the net spread we would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result, we may experience a lower gain on sale.

   The cost of funds is generally composed of two components, the interest rate swap with a similar duration and average life and the swaps spread or profit margin required by the investors. We had previously used a "Treasury Rate Lock" and 15-year Fannie Mae mortgage securities ("FNMA Securities") to hedge our cost of funds exposure. However recently, the securitizations are priced to the investor using the interest rate swaps curve. As such, our cost of funds is more closely tied to interest rate swaps and we will likely use interest rate swaps to hedge our mortgage loans in inventory pending securitization pricing. While none of the above are perfect hedges, we believe interest rate swaps will demonstrate the highest correlation to our cost of funds on a go-forward basis. We determine the nature and quantity of hedging transactions based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations. We will enter into these hedging strategies through one of our warehouse lenders and/or one of the investment bankers that underwrite our securitizations. These strategies are designated as hedges on our financial statements and are closed out when we sell the associated loans.

   If the value of the hedges decrease, offsetting an increase in the value of the loans, upon settlement with our hedge counterparty, we will pay the hedge loss in cash and then realize the corresponding increase in the value of the loans as part of our net gain on sale of mortgage loans through either the excess cashflow certificates we retain from securitization or from whole loan premiums. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, upon settlement with our hedge counterparty, we will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in either the value of the corresponding excess cashflow certificates or whole loan premiums.

   We believe our hedging strategy has largely been an effective tool to manage our interest rate risk on loans prior to securitization, by providing us with a cash gain (or loss) to largely offset the reduced (increased) excess spread (and resultant lower (or higher) net gain on sale from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale.

   We make decisions concerning the nature of our hedging transactions based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations. We may enter into these hedging strategies through one of our warehouse lenders and/or an investment bank that underwrites our securitizations. We will review continually the frequency and effectiveness of our hedging strategy to mitigate risk pending a securitization or loan sale.

   If a hedging transaction is deemed to be appropriate, and can be properly documented and mathematically shown to meet the appropriate effectiveness criteria, we will account for these hedges as fair value hedges in accordance with SFAS No. 133, as amended.

   We will continue to review our hedging strategy in order to best mitigate risk pending securitization or loan sales.

   We did not have open hedge positions as of December 31, 2001, 2000 and 1999. We did not hedge during the year ended December 31, 2001. We included a loss of $2.1 million and a gain of $3.3 million on our hedges as part of gains on sale of loans in 2000 and 1999, respectively.

(9) WAREHOUSE FINANCING AND OTHER BORROWINGS

   We have one warehouse credit facility in the amount of $200.0 million as of December 31, 2001. This line is collateralized by specific mortgage receivables, which are equal to or greater than the outstanding balances under the line at any point in time.

   The following table summarizes certain information regarding warehouse financing and other borrowings at December 31:

(DOLLARS IN MILLIONS)
                             Facility                                 BALANCE               Expiration
Facility Description          Amount            Rate              2001       2000              Date
----------------------------------------------------------------------------------------------------------
Warehouse line of credit     $200.0         LIBOR + 1.125%      $ 80.9       74.9              April 2002
Term loan                       n/a             8.15%               --        0.3               June 2001
Capital leases                  n/a        6.63% - 10.25%          6.7       11.4    June 2002 - Nov 2004
Other Borrowings                n/a         7.00% - 8.00%          2.0        2.0                      --
----------------------------------------------------------------------------------------------------------
Balance at December 31,      $200.0                             $ 89.6       88.6
----------------------------------------------------------------------------------------------------------

(10) SENIOR NOTES

   In August 2000, we announced an agreement to modify our senior notes (the "Debt Modification"). With the consent of the holders of greater than fifty percent of our senior notes, we modified a negative pledge covenant in the senior notes indenture, which previously prevented us from selling or otherwise obtaining financing by using our excess cashflow certificates as collateral. In consideration for the senior noteholders' consent, we agreed, in an exchange offer (the "First Exchange Offer"), to offer then current holders the opportunity to exchange their then existing senior notes for (a) new senior secured notes and (b) ten-year warrants to buy approximately 1.6 million shares of Common Stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The senior secured notes have the same coupon, face amount and maturity date as the senior notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of our excess cashflow certificates. The First Exchange Offer was consummated in December 2000, with holders of greater than $148 million (of $150 million) of senior notes tendering in the exchange.

   In February 2001, we entered into a letter of intent with the beneficial holders of over fifty percent of our senior secured notes to restructure, and ultimately extinguish, the senior secured notes (the "Second Debt Restructuring"). In March 2001, we obtained the formal consent of these beneficial holders of the senior secured notes through a Consent Solicitation that modified certain provisions of the senior secured notes indenture to, among other things, allow for the release of two excess cashflow certificates then securing the senior secured notes. We were first able to finance and then ultimately sell the excess cashflow certificates underlying five securitizations (including two excess cashflow certificates that were released as part of the Second Debt Restructuring) for a $15 million cash purchase price to provide for working capital.

   In consideration for their consent, we agreed to offer the holders of the senior secured notes (and the senior notes, collectively, the "Notes"), an opportunity to exchange their Notes for the new securities described immediately below (the "Second Exchange Offer"). The Second Exchange Offer was consummated on August 29, 2001, pursuant to which holders of approximately $138.1 million in principal amount of our senior secured notes and $1.1 million in principal amount of our senior notes, exchanged their notes for commensurate interest in:

     o voting membership interests in Delta Funding Residual Exchange Company LLC, a newly-formed limited liability company (unaffiliated with us), to which we transferred all of the mortgage-related securities previously securing the senior secured notes (primarily comprised of excess cashflow certificates);

     o shares of common stock of a newly-formed management corporation that will manage the LLC's assets; and

     o   shares  of  our  newly-issued   preferred  stock  having  an  aggregate
         preference amount of $13.9 million.

   All of the voting interests in the LLC are held by the former holders of our senior and senior secured notes. As part of the transaction, we obtained a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC for the first three years (through June 2004) and, thereafter, 10% of the net cash flows from the LLC. The net cash flows from the LLC are equal to the total cash flows generated by the assets held by the LLC for a particular period, less (a) all expenses of the LLC, (b) certain related income tax payments, and (c) the NYSBD subsidy payments. We began receiving distributions from the LLC in the first quarter of 2002 from a fourth quarter 2001 distribution. By extinguishing substantially all of our long-term debt, the rating agencies that previously rated us and our long-term debt have withdrawn their corporate ratings.

    As part of the Second Exchange Offer, all tendering Noteholders waived their right to receive any future interest coupon payments on the tendered Notes beginning with the August 2001 interest coupon payment. With the closing of the Second Exchange Offer, we paid the August 2001 interest coupon payment on the approximately $10.8 million of Notes that did not tender in the Second Exchange Offer. By extinguishing substantially all of our long-term debt, the rating agencies that previously rated us and our long-term debt have withdrawn their corporate ratings.

   The senior notes bear interest at a rate of 9.5% per annum, payable semi-annually (February 1st and August 1st) and a maturity date of August 1, 2004 when all outstanding principal is due. The outstanding balance totaled $10.8 million as of December 31, 2001. The outstanding balance as of December 31, 2000, prior to the restructuring, totaled $149.6 million, net of unamortized bond discount.

   Costs incurred with the issuance of the original notes, in the amount of $4.8 million, have been deferred and were being amortized over a seven-year term using a method that approximates level-yield. During 2001, we completed our Second Exchange Offer and the unamortized issuance cost related to the Senior Note was written off. We amortized approximately $0.4 million and wrote off approximately $2.5 million. The unamortized debt issuance cost was $2.9 million at December 31, 2000.

(11) BANK PAYABLE

   In order to maximize our cash management practices, we have instituted a procedure whereby checks written against our operating account are covered as they are presented to the bank for payment, either by drawing down our lines of credit or from subsequent deposits of operating cash. Bank payable represents the checks outstanding at December 31, 2001 and 2000, to be paid in this manner.

(12) INVESTOR PAYABLE

   Investor payable represents the collection of mortgage payments by us as servicer, from mortgagors, which are due to the investors, representing primarily securitization trusts. These funds, when collected, are placed in segregated bank accounts as provided by the related servicing agreements and are reflected on our balance sheet as a component of cash and interest-bearing deposits. Investor payable decreased to $0 at December 31, 2001 because we transferred our servicing portfolio to Ocwen in May 2001, and with it all the monies that were held in the various servicing accounts we previously maintained as servicer.

(13) EMPLOYEE BENEFIT PLANS

   We have an employee profit sharing plan covering all eligible employees, as defined, with at least 30 months of service. Effective January 1, 1997, the employee profit sharing plan was merged with our 401(k) Retirement Savings Plan.

   We sponsor a 401(k) Retirement Savings Plan. Substantially all our employees who are at least 21 years old are eligible to participate in the plan after completing one year of service. Contributions are made from employees' elected salary deferrals. We elected to make discretionary contributions to the Plan of $0.5 million, $0.7 million and $0.8 million for 2001, 2000 and 1999, respectively.

(14) COMMITMENTS AND CONTINGENCIES

   We have  repurchase  agreements  with certain of the  institutions  that have purchased mortgages. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans, which were sold with recourse, is $3.5 million at December 31, 2001 and $6.2 million at December 31, 2000.

   Included in accounts receivable is an allowance for recourse losses of $1.4 million at December 31, 2001 and $1.5 million at December 31, 2000, respectively. We recognized, as a charge to operations, a provision for recourse losses of approximately $311,000, $11,600 and $70,000 for the years 2001, 2000 and 1999, respectively. Additions to the allowance for loan losses are provided by charges to income based upon various factors, which, in management's judgment, deserve current recognition in estimating probable losses. The loss factors are determined by management based upon an evaluation of historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

   Our rental expense, net of sublease income, for the years ended December 31, 2001, 2000 and 1999 amounted to $5.0 million, $7.0 million and $6.4 million, respectively.

   Minimum future rentals under non-cancelable operating leases as of December 31, 2001 are as follows:

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
   Year             Amount
--------------------------------------------------------------------------------
   2002           $  3,882
   2003              2,945
   2004              2,579
   2005              2,274
   2006              2,318
   Thereafter        2,868
--------------------------------------------------------------------------------
   Total          $ 16,866
--------------------------------------------------------------------------------

   Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous legal proceedings and claims, including several class action lawsuits. The resolution of these lawsuits, in management's opinion, will not have a material adverse effect on our financial position or results of operations.

(15) STOCK OPTION PLAN

   In October 1996, the Board of Directors ratified the 1996 Stock Option Plan (the "1996 Plan") and authorized the reserve of 2,200,000 shares of authorized but unissued common stock for issuance pursuant to the 1996 Plan. In May 2001, the Board of Directors ratified the 2001 Stock Option Plan (the "2001 Plan," collectively with the 1996 Plan, the "Plans") and authorized the reserve of 1,500,000 shares of authorized but unissued common stock for issuance pursuant to the 2001 Plan. Substantially all of the options issued vest over a five-year period at 20% per year and expire seven years from the grant date.

   The following table summarizes certain information regarding the Plans at December 31:

                                      2001                        2000                       1999
-------------------------------------------------------------------------------------------------------------------
                               Number       Wtd-Avg         Number      Wtd-Avg        Number      Wtd-Avg
                               of           Exercise        of          Exercise       of          Exercise
                               Shares       Price           Shares      Price          Shares      Price
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of year       990,700       $12.38     1,146,050       $12.44        795,060     $16.96
Options granted                1,658,300         0.50        20,000         2.00        495,350       5.84
Options canceled                 469,500         8.16       175,350        11.57        144,360      14.70
-------------------------------------------------------------------------------------------------------------------
Balance at end of year         2,179,500       $ 4.25       990,700       $12.38      1,146,050     $12.44
-------------------------------------------------------------------------------------------------------------------
Options exercisable              515,650       $13.97       513,120       $15.07        359,200     $16.79
-------------------------------------------------------------------------------------------------------------------

   We apply APB Opinion No. 25, and related Interpretations in accounting for the Plans. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date. Accordingly, no compensation cost has been recognized for the years ended December 31, 2001, 2000 and 1999.

   Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, our net income (loss) would have been $(101.0) million, $(49.4) million and $4.5 million for 2001, 2000 and 1999, respectively. Earnings (loss) per share-basic for 2001, 2000 and 1999 would have been $(6.35), $(3.10) and $0.29, respectively.

   The weighted-average fair value of options granted during 2001, 2000 and 1999 was $1.21, $0.34 and $3.86, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 2001, 2000 and 1999 grants:

                                  2001       2000        1999
--------------------------------------------------------------------------------
Dividend yield                       0%        0%          0%
Expected volatility                164%      145%         78%
Risk-free interest rate           4.22%     6.14%       4.54%
Expected life                   5 years   5 years     5 years

 (16) INCOME TAXES

(DOLLARS IN THOUSANDS)                 2001          2000         1999
------------------------------------------------------------------------
Current:     Federal              $   1,847        2,203         9,777
             State & Local            1,029          600         1,713
------------------------------------------------------------------------
Total current income taxes        $   2,876        2,803        11,490
------------------------------------------------------------------------

Deferred:    Federal              $ (31,053)     (19,860)       (7,172)
             State & Local           (7,393)      (4,448)       (1,265)
     Valuation allowance             38,446        8,297           --
------------------------------------------------------------------------
Total deferred income taxes              --      (16,011)       (8,437)
------------------------------------------------------------------------
Total tax provision (benefit)     $   2,876      (13,208)        3,053
------------------------------------------------------------------------

   Significant components (temporary differences and carryforwards) that give rise to our net deferred tax asset as of December 31, 2001 and 2000 were as follows:

                                                                      2001          2000
DEFERRED TAX ASSETS:
-------------------------------------------------------------------------------------------
Book/tax difference in excess cashflow
       certificates, net carrying amount                          $   6,721            --
Loss reserves                                                         2,887         5,306
Book over tax depreciation                                              159            --
Federal and State net operating loss carryforwards                   42,894        25,318
-------------------------------------------------------------------------------------------
Gross deferred tax assets                                         $  52,661        30,624
Less: Valuation Allowance                                            46,743         8,297
-------------------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance                    $   5,918        22,327
-------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES:
-------------------------------------------------------------------------------------------
Book/tax difference in excess cashflow certificates, net
     carrying amount                                              $      --        14,123
Tax over book depreciation                                               --         2,055
Capitalized origination fees and related cost                           318           549
-------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                    $     318        16,727
-------------------------------------------------------------------------------------------

Net deferred tax assets                                           $   5,600         5,600
-------------------------------------------------------------------------------------------

   We are required to recognize all or a portion of our gross deferred tax assets if we believe that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our gross deferred tax assets, net of the valuation allowance.

      A valuation allowance was established in 2000 and increased in 2001 because we believe that we will have insufficient earnings in the immediate future to ensure realization of our entire gross deferred tax assets.

     As of December 31, 2001, Federal and State net operating loss carryforwards ("NOLs") totaled $107.2 million, with $1.1 million expiring in 2018, $21.1 million expiring in 2019, $12.4 million expiring in 2020, and $72.6 million expiring in 2021.

   A reconciliation of the statutory income tax rate to the effective income tax rate, as applied to income (loss) for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                            2001        2000        1999
-------------------------------------------------------------------------------------------
Tax at statutory rate                                        35.0%       35.0%       35.0%
State & local taxes, net of Federal benefit                   4.3         4.0         1.1
Change in valuation allowance for deferred tax assets       (39.7)      (13.2)         --
Non-deductible expenses and other                            (2.6)       (4.7)        3.4
-------------------------------------------------------------------------------------------
Total tax rate                                              (3.0)%       21.1%       39.5%
-------------------------------------------------------------------------------------------

(17) EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

For the years ended December 31:

(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)         2001         2000        1999
--------------------------------------------------------------------------------
Income before extraordinary item            $(80,535)      (49,417)      4,676
Extraordinary item, net of tax               (19,255)           --       --
--------------------------------------------------------------------------------
Net  income (loss)                          $(99,790)      (49,417)      4,676
--------------------------------------------------------------------------------

Weighted-average shares - basic               15,884        15,884      15,511
Incremental shares-options                        --            --           1
--------------------------------------------------------------------------------
Weighted-average shares - diluted             15,884        15,884      15,512
--------------------------------------------------------------------------------

Basic and diluted earnings per share:
Income before extraordinary item            $  (5.07)        (3.11)       0.30
Extraordinary item, net of tax                 (1.21)           --         --
--------------------------------------------------------------------------------
Net  income (loss)                          $  (6.28)        (3.11)       0.30
--------------------------------------------------------------------------------

   For 2001 and 2000 Stock Options of approximately 23,000 and 37,000, respectively, are excluded from the calculation of diluted EPS because their effect is antidiluted in periods where losses are reported.

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table is a summary of financial data by quarter for the years ended December 31, 2001 and 2000:

For the quarters ended

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)   March 31,      June 30,     Sept. 30,      Dec. 31,
------------------------------------------------------------------------------------------------------------
2001
  Revenues (a)(c)                                $(3,037)       25,065       (10,364)      21,261
  Expenses (a)(b)(c)                              30,243        41,500        21,430       17,411
  Extraordinary item, net of taxes                     --           --       (19,255)          --
  Net income (loss) (a)(b)(c)                    (33,752)      (16,528)      (52,910)       3,400
 Earnings (loss) per common share-
     basic and diluted (a)(b)(c)                   (2.12)        (1.04)        (3.33)        0.21

2000
  Revenues (d)((e)                               $35,945        28,944        27,625       26,457
  Expenses (d)(e)                                 32,820        34,977        43,010       70,789
  Net income (loss) (d)(e)                         1,826        (3,527)      (11,206)     (36,510)
  Earnings (loss) per common share-
     basic and diluted (d)(e)                       0.11         (0.22)        (0.71)       (2.30)

                                       65

----------------------------------------
(a)The quarter ended March 31, 2001 includes: (1) a $25.4 million write-down of excess cashflow certificates relating to a sale agreement entered into by us,
   (2) a $0.8 million charge related to disposition of branches, and (3) a $0.5 million related to restructuring charges.
(b)The quarter ended June 30, 2001 includes non-recurring charges principally incurred in connection with the recognition of cost attributable to the disposition and transfer of our servicing platform of $10.7 million and a change in accounting estimate regarding the life expectancy of our equipment of $3.6 million. In addition, we recorded a $1.5 million charge related to a fair value adjustment to a pool of non-performing loans.
(c)The quarter ended September 30, 2001 includes a charge of $19.7 million, which represents a fair value adjustment to our remaining excess cashflow certificates. We changed the valuation assumptions we use to estimate fair value. The quarter also includes a non-recurring charge of $1.4 million relating to professional fees incurred in connection with the Second Exchange Offer.
(d)The quarter ended September 30, 2000 includes $16.4 million non-recurring items, in connection with our corporate restructuring and a debt modification, NIM transaction and sale of a domain name.
(e)The quarter ended December 31, 2000 includes $45.7 million of non-recurring items, in connection with our write-down of MSRs, NIM transaction costs, write-down of goodwill and other servicing related receivables.

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


                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

  (A)(1) FINANCIAL STATEMENTS
                          PAGE(S)
                           ----
     The following   Consolidated   Financial   Statements  of  Delta  Financial
         Corporation  and  Subsidiaries  are included in Part II, Item 8 of this report
     Independent Auditors' Report........................................................  43
     Consolidated Balance Sheets--December 31, 2001 and 2000.............................  44
     Consolidated Statements of Operations--Years ended December 31, 2001, 2000 and 1999.  45
     Consolidated Statement of Changes in Stockholders' Equity--Years ended
         December 31, 2001, 2000 and 1999................................................  46
     Consolidated Statements of Cash Flows--Years ended December 31, 2001, 2000 and
         1999............................................................................  47
     Notes to Consolidated Financial Statements..........................................  48

  (A)(3) EXHIBITS:


 EXH.
  NO.   FILED       DESCRIPTION
 ---    ----        ----------
  3.1   (a)  --     Certificate of Incorporation of Delta Financial Corporation
  3.2   (e)  --     Second Amended Bylaws of Delta Financial Corporation
  3.3   (m)  --     Certificate of Designations, Voting Powers, Preferences and Rights of Series A Preferred Stock of Delta
                    Financial Corporation
  4.1   (b)  --     Indenture dated July 23, 1997, between Delta Financial Corporation, its subsidiary guarantors and The Bank of
                    New York, as Trustee
  4.2   (g)  --     First  Supplemental  Indenture  dated  August  1, 2000,   between   Delta   Financial   Corporation,   its
                    subsidiary  guarantors  and  The  Bank of New  York,  as Trustee
  4.3   (k)  --     Second  Supplemental  Indenture dated October 16, 2000,   between   Delta   Financial   Corporation,   its
                    subsidiary  guarantors  and  The  Bank of New  York,  as Trustee
  4.4   (k)  --     Third Supplemental Indenture dated November 20, 2000 between Delta Financial Corporation, its subsidiary guarantors and The Bank of New York, as Trustee

                                       66

  4.5   (k)  --     Fourth Supplemental Indenture dated December 21, 2000 between Delta Financial Corporation, its subsidiary guarantors and The Bank of New York, as Trustee
  4.6   (h)  --     Indenture, dated December 21, 2000, relating to the 9 1/2% Senior Secured Notes due 2004 by and between Delta
                    Financial Corporation, its subsidiary guarantors and U.S. Bank Trust National Association, as Trustee.
  4.7   (k)  --     First Supplemental Indenture dated January 11, 2001, between Delta Financial Corporation, its subsidiary guarantors and U.S. Bank Trust National Association, as Trustee
  4.8   (k)  --     Second Supplemental Indenture dated February 12, 2001, between Delta Financial Corporation, its subsidiary guarantors and U.S. Bank Trust National Association, as Trustee
  4.9   (i)  --     Letter of Intent and Term Sheet, by and among the Delta  Financial   Corporation  and  certain  beneficial
                    holders  of  the  Senior  Secured  Notes,  dated  as  of February 23, 2001.
  4.10  (j)  --     Third Supplemental Indenture dated March 16, 2001, between Delta Financial Corporation, its subsidiary guarantors and U.S. Bank Trust National Association, as Trustee
  4.11  (l)  --     Fourth Supplemental Indenture dated July 31, 2001, between Delta Financial Corporation, its subsidiary guarantors and U.S. Bank Trust National Association, as Trustee
  4.12  (m)  --     Fifth Supplemental Indenture dated August 27, 2001, between Delta Financial Corporation, its subsidiary guarantors and U.S. Bank Trust National Association, as Trustee
  10.2  (m)  --     Employment  Agreement dated February 27, 2002 between the Registrant and Hugh Miller
  10.3  (f)  --     Employment Agreement dated July 9, 1999 between the Registrant  and  Christopher  Donnelly
  10.4  (m)  --     Employment  Agreement  dated September 24, 2001 between the  Registrant  and Randall F. Michaels
  10.5  (m)  --     Employment Agreement dated February 27, 2002 between the Registrant and Richard Blass
  10.7  (a)  --     Lease Agreement between Delta Funding Corporation and the Tilles Investment Company, and the Second, Third
                    and Fourth Amendments to Lease Agreement
  10.8  (c)  --     Fifth, Sixth and Seventh Amendments to Lease Agreement between Delta Funding Corporation and the Tilles
                    Investment Company
  10.9  (d)  --     Eighth  Amendment  to  Lease  Agreement  between  Delta  Funding Corporation  and the Tilles  Investment Company
  10.10 (m)  --     Ninth Amendment to Lease  Agreement  between Delta Funding  Corporation  and the Tilles  Investment
                    Company
  10.11 (a)  --     1996 Stock Option Plan of Delta Financial Corporation
  10.12 (m)  --     2001 Stock Option Plan of Delta Financial Corporation
  21.1  (m)  --     Subsidiaries of Registrant

---------------
(a)Incorporated by reference from our Registration Statement on Form S-1 (No. 333-11289), filed with the Commission on October 9, 1996.
(b)Incorporated by reference from our Current Report on Form 8-K(No. 001-12109), filed with the Commission on July 30, 1997.
(c)Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12109), filed with the Commission on March 31, 1998.
(d)Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12109), filed with the Commission on May 12, 1998.
(e)Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109), filed with the Commission on March 31, 1999.
(f)Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12109), filed with the Commission on March 31, 2000.
(g)Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on August 4, 2000.
(h)Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on January 10, 2001.
(i)Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on March 2, 2001.
(j)Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on March 22, 2001.
(k)Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12109), filed with the Commission on April 2, 2001.
(l)Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on August 3, 2001.
(m)Filed herewith

   (B) REPORTS ON FORM 8-K.

       None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           DELTA FINANCIAL CORPORATION
                                  (Registrant)

Dated: March 25, 2002      By: /S/ HUGH MILLER
                           --------------------
                           Hugh Miller
                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               CAPACITY IN WHICH SIGNED                              DATE
--------------------------------     -------------------------------------------------- ----------------



/S/ SIDNEY A. MILLER                Chairman of the Board of Directors                  March 25, 2002
--------------------------------
Sidney A. Miller


/S/ HUGH MILLER                     Chief Executive Officer, President and Director     March 25, 2002
-------------------------------     (Principal Executive Officer)
Hugh Miller


/S/ RICHARD BLASS                   Executive Vice President, Chief Financial Officer   March 25, 2002
-------------------------------     and Director (Principal Financial Officer)
Richard Blass


/S/ MARTIN D. PAYSON                Director                                            March 25, 2002
-------------------------------
Martin D. Payson


/S/ ARNOLD B. POLLARD               Director                                            March 25, 2002
-------------------------------
Arnold B. Pollard


/S/ MARGARET WILLIAMS               Director                                            March 25, 2002
--------------------------------
Margaret Williams
