Form 10-Q
period 2002-03-31
DELTA FINANCIAL CORP
filed 2002-05-10
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2002

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

      As of March 31, 2002, 15,883,749 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

                              INDEX TO FORM 10-Q

                                                                      Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated  Balance  Sheets as of March 31, 2002 and
         December 31, 2001.................................................. 1

         Consolidated Statements of Operations for the three months ended
         March 31, 2002 and March 31, 2001.................................. 2

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2002 and March 31, 2001.................................. 3

         Notes to Consolidated Financial Statements......................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 9


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 29

Item 2.  Changes in Securities and Use of Proceeds......................... 32

Item 3.  Defaults Upon Senior Securities................................... 32

Item 4.  Submission of Matters to a Vote of Security Holders............... 32

Item 5.  Other Information................................................. 32

Item 6.  Exhibits and Current Reports on Form 8-K.......................... 32

Signatures................................................................. 33

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    MARCH 31,     DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)         2002            2001
                                                   __________     ___________
ASSETS
Cash and interest-bearing deposits                $   3,991           6,410
Accounts receivable                                   2,896           2,654
Loans held for sale, net                             64,754          94,407
Accrued interest receivable                              59             812
Excess cash flow certificates, net                   18,422          16,765
Equipment, net                                        4,017           4,998
Prepaid and other assets                              1,244             752
Deferred tax asset, net                               5,600           5,600
                                                   --------       ---------
   Total assets                                   $ 100,983       $ 132,398
                                                   ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank payable                                      $   1,105           1,267
Warehouse financing and other borrowings             56,634          89,628
Senior Notes                                         10,844          10,844
Accounts payable and accrued expenses                18,305          18,809
                                                   --------         -------
   Total liabilities                                 86,888         120,548
                                                   --------         -------

Stockholders' Equity:
Preferred stock, Series A, $.01 par value.
   Authorized 150,000 Shares, 139,156 shares
   outstanding at March 31, 2002 and
   December 31, 2001                                 13,916          13,916
Common stock, $.01 par value. Authorized
   49,000,000 shares; 16,000,549 shares issued
   and 15,883,749 shares outstanding at
   March 31, 2002 and December 31, 2001                 160             160
Additional paid-in capital                           99,472          99,472
Retained deficit                                    (98,135)       (100,380)
Treasury stock, at cost (116,800 shares)             (1,318)         (1,318)
                                                  ----------       ---------
   Total stockholders' equity                        14,095          11,850
                                                  ----------       ---------
    Total liabilities and stockholders' equity    $ 100,983         132,398
                                                  ==========       =========

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         2002          2001
                                                      ____          ____

REVENUES
   Net gain on sale of mortgage loans             $ 12,338         6,043
   Interest                                          3,902       (14,789)
   Servicing fees                                       --         2,213
   Net origination fees and other income             3,349         3,496
                                                  --------       --------
      Total revenues                                19,589        (3,037)
                                                  --------       --------

EXPENSES
   Payroll and related costs                         9,677        11,324
   Interest expense                                  1,547         5,829
   General and administrative                        6,000        11,831
   Restructuring and other special charges              --         1,259
                                                  --------       --------
   Total expenses                                   17,224        30,243
                                                  --------       --------

Income (loss) before income tax expense              2,365       (33,280)
Provision for income tax expense                       120           472
                                                  --------       --------
      Net income (loss)                           $  2,245       (33,752)
                                                  ========       ========

Per share data:
   Net income (loss) per common share -
       basic and diluted                          $   0.14         (2.12)
                                                ==========     ==========
   Weighted-average number of shares
       Outstanding - Basic                      15,883,749     15,883,749
                                                ==========     ==========
   Weighted-average number of shares
       Outstanding - Diluted                    16,406,317     15,883,749
                                                ==========     ==========

         See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          -------------------
(DOLLARS IN THOUSANDS)                                     2002         2001
                                                           ____         ____
Cash flows from operating activities:
  Net income (loss)                                     $ 2,245      (33,752)
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Provision for loan and recourse losses                  441           87
    Depreciation and amortization                           994        1,217
    Deferred origination costs                              225         (646)
    Excess cashflow certificates received in
     securitization transactions, net                    (1,657)      20,837
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable            (242)       6,173
     Decrease (increase) in loans held for sale, net     28,987      (18,016)
     Decrease in accrued interest receivable                753        5,598
     (Increase) decrease in prepaid and other assets       (492)      16,811
     Decrease in accounts payable and accrued expenses     (504)      (4,370)
     Increase in investor payable                            --        3,579
     Decrease in advance payments by borrowers for
         taxes and insurance                                 --         (757)
                                                         -------      -------
Net cash provided by (used in) operating activities      30,750       (3,239)
                                                         -------      -------

Cash flows from investing activities:
     (Purchase) disposition of equipment                    (13)         390
                                                         -------      -------
Net cash (used in) provided by investing activities         (13)         390
                                                         -------      -------
Cash flows from financing activities:
   (Proceeds from) repayments of warehouse financing
   & other borrowings, net                              (32,994)      18,183
   (Decrease) increase in bank payable, net                (162)       1,769
                                                        --------      -------
Net cash (used in) provided by financing activities     (33,156)      19,952
                                                        --------      -------

Net (decrease) increase in cash and
  interest-bearing deposits                              (2,419)      17,103

Cash and interest-bearing deposits at beginning
  of period                                               6,410       62,270
                                                        --------      -------
Cash and interest-bearing deposits at end
  of period                                             $ 3,991       79,373
                                                        ========      =======

Supplemental Information:
Cash paid during the period for:
   Interest                                             $ 1,807        9,119
                                                        ========      =======
   Income taxes                                         $     7           20
                                                        ========      =======

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

   Delta Financial Corporation (together with its subsidiaries "Delta" or "we") is a Delaware corporation, which was organized in August 1996.

   The accompanying unaudited consolidated financial statements include the accounts of Delta and its wholly owned subsidiaries. In consolidation, we have eliminated all significant inter-company accounts and transactions.

   We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. You should read the accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 is not necessarily indicative of the results that will be expected for the entire year.

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

(3)   CORPORATE RESTRUCTURING, DEBT MODIFICATION, AND DEBT RESTRUCTURING

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

   CORPORATE RESTRUCTURING

   In January 2001, we entered into an agreement with Ocwen Financial Corporation ("Ocwen") to transfer our servicing portfolio to Ocwen. In May 2001, we physically transferred our entire servicing portfolio to Ocwen, and laid-off the majority of our servicing staff - a total of 128 employees. We recorded a $0.5 million pre-tax charge relating to this restructuring which is included in the line item called "restructuring and other special charges" on our consolidated statements of operations. This charge relates to employee severance associated with closing our servicing operations. We no longer service loans nor do we have a servicing operation.

   We have accrued restructuring charges related to the write down of lease obligations of $0.5 million and $0.6 million at March 31, 2002 and December 31, 2001, respectively. There was no additional accruals recorded during the three months ended March 31, 2002.

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

(4) EARNINGS PER SHARE

   The following is a reconciliation of the denominators used in the computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is income (loss) from continuing operations.

For the three months ended March 31:


(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)        2002                2001
------------------------------------------------------------------------------
Net Income (loss)                           $    2,245           (33,752)
Weighted-average shares                     15,883,749         15,883,749
Basic EPS                                   $     0.14             (2.12)
Weighted-average shares                     15,883,749         15,883,749
Incremental shares-options                     522,568                 --
------------------------------------------------------------------------------
                                            16,406,317         15,883,749
Diluted EPS                                 $     0.14             (2.12)
------------------------------------------------------------------------------

 (5) IMPACT OF NEW ACCOUNTING STANDARDS

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The amortizing intangible assets will also be reviewed for impairment at least annually. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entity's fiscal year. There was no impact on our financial condition or results of operations upon adoption of SFAS No. 142 on January 1, 2002.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. There was no impact on our financial condition or results of operations upon adoption of SFAS No. 144 on January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

GENERAL

   Delta Financial Corporation (together with its subsidiaries, "Delta" or "we"), is a specialty consumer finance company that originates, securitizes, and sells (and, prior to May 2001, serviced) non-conforming mortgage loans, which are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 20 years of operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for such purposes as debt consolidation, refinancing, education and home improvements.

   Our mortgage business has two principal components. First, we make mortgage loans, which is a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate that loan. At the time we originate a loan, and prior to the time we sell that loan, we finance that loan by borrowing under a warehouse line of credit. Second, we sell loans, either through securitization or on a whole loan basis, to generate cash and non-cash revenues. We use the proceeds from these sales to repay our warehouse line of credit and for working capital, recording the premiums received from the loan sales and securitizations as revenue.

   ORIGINATION OF MORTGAGE LOANS. We make mortgage loans through two distribution channels - wholesale (or broker) and retail. We receive loan applications both directly from borrowers and from licensed independent third party mortgage brokers who submit applications on a borrower's behalf. We process and underwrite the submission and, if the loan comports with our underwriting criteria, approve the loan and lend the money to the borrower. While we generally collect points and fees from the borrower when a loan closes, our cost to originate a loan typically far outweighs any fees we may collect from the borrower.

   Through our wholesale distribution channel, we originate mortgage loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers ("brokered loans"). We currently originate the majority of our brokered loans in 20 states, through our network of approximately 1,500 brokers.

   Through our retail distribution channel, we develop retail loan leads ("retail loans") primarily through our telemarketing system and our network of 11 retail offices located in seven states. In 2001, we closed four under-performing retail offices - two in Florida, one in Ohio and one in Indiana - and opened our second retail call center in Pittsburgh, Pennsylvania.

   For the three months ended March 31, 2002, we originated $190.0 million of loans, an increase of 11% over the $170.7 million of loans originated in the comparable period in 2001. Of these amounts, approximately $122.8 million were brokered loans and $67.2 million were retail loans, compared to $105.1 million and $65.6 million, respectively, during the three months ended March 31, 2001. In addition, loan production in the first quarter of 2002 increased 36%

from $139.2 million in the fourth quarter of 2001. The fourth quarter production was comprised of $74.8 million of brokered loans and $64.4 million of retail loans.

   POOLING OF LOANS PRIOR TO SALE. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed on a warehouse line of credit for only a limited time - generally, not more than three months - until such time as we can pool enough loans and sell the pool of loans either through securitization or on a whole-loan basis. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditor for providing us with financing.

   SALE OF LOANS. We derive the majority of our revenues and cash flows primarily from selling mortgage loans (and related interests including securitization servicing rights on newly originated pools of mortgage loans) through securitization or on a whole loan basis. In the first quarter of 2002, we securitized $175.0 million of mortgage loans and sold $38.7 million of mortgage loans, on a whole loan servicing released basis. We plan to continue to utilize a combination of securitization and whole loan sales for the foreseeable future.

   SECURITIZATION. Securitizations effectively provide us with a source of long-term financing. In a securitization, we pool together loans, typically each quarter, and sell these loans to a securitization trust, which is a qualified special purpose entity or SPE. The securitization trust raises money to purchase the mortgage loans from us by selling securities to the public - known as asset-backed pass-through securities that are secured by the pool of mortgage loans held by the securitization trust. These asset-backed securities or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust. Following the securitization, holders of these senior certificates receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest on the loans in the trust equal to the pass-through interest rate on the remaining principal balance. These securities are typically sold for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically receive close to $100 million in proceeds from the sales of these securities, depending upon the structure we utilize for the securitization.

   The securitization trust also issues a certificate (referred to as an excess cashflow certificate), which entitles the holder to receive the difference between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the pass-through securities, less the contractual servicing fee and other costs and expenses of administering the securitization trust. For any monthly distribution, the holder of an excess cashflow certificate receives payments only after payments have been made on all the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flows from such excess cashflow certificates are applied as follows:

  o first, to cover any losses on the mortgage loans in the related mortgage pool, because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust;
  o second, to reimburse the insurer, if any, of the related series of pass-through certificates for amounts paid by or otherwise owing to that insurer;
  o third, to build or maintain the overcollateralization (described in more detail immediately below) for that securitization trust at the required level by being applied as an accelerated payment of principal to the holders of the pass-through certificates of the related series;
  o fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates; and
  o fifth, to pay interest on the related pass-through certificates which was not paid because of the imposition of a cap on their pass-through rates - these payments being called basis risk shortfall amounts.

   Overcollateralization occurs when additional payments of principal are made to the holders of the pass-through certificates in order to establish a spread between the principal amount of the trust's outstanding loans and the amount of outstanding pass-through certificates. Pooling and Servicing Agreements, which govern our securitizations, require overcollateralization and the "waterfall" described above to provide credit enhancement (I.E., a source of funds to absorb losses) for the senior securities issued by the securitization trust and for the insurer, if any.

   Our securitizations typically require overcollateralization of between 1.5% and 3.0% of the initial securitization principal amount securitized (known as the "overcollateralization limit"). Historically, our securitizations provided for the overcollateralization limits to be funded by the cash flows generated by the excess cashflow certificates. Once the overcollateralization limit is reached - which typically occurs between 18-24 months after the completion of a securitization, with the specific timing depending upon the structure and performance of the securitization - these cash flows are then distributed to us as the holder of the excess cashflow certificates. Cash flows from our excess cashflow certificates are subject to certain delinquency or loss tests, as defined by the rating agencies and or the bond insurer insuring the securitization. Over time, we receive distributions from the overcollateralization account subject to the performance of the mortgage loans in each securitization.

   In each of our more recent securitizations prior to this quarter, including those that we issued in 2001, we derived the following economic interests:

  o we received a cash purchase price from the sale of an interest-only certificate sold in connection with a securitization. This certificate entitles the holder to a recurring interest payment over a guaranteed period of 36 months, and reduces the cash flows we would otherwise receive as owner of the excess cashflow certificates;
  o we received a cash premium from selling the right to service the loans being securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees in such capacity; and
  o we retained an excess cashflow certificate. Although the cash flows generated by excess cashflow certificates are received over time, under existing accounting rules, we must report as income at the time of the securitization the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on (1) our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans, and (2) the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loan prior to the loan's stated maturity.

   We utilized a new securitization structure in the first quarter of 2002. In lieu of selling an interest-only certificate, we sold a net interest margin certificate or NIM. The NIM is generally structured where we sell the excess cashflow certificate to a qualified special purpose entity or owner trust (the NIM trust) and the NIM trust in turn issues (1) interest-bearing NIM note(s) (backed by the excess cashflow certificate), and (2) NIM owner trust certificate evidencing ownership in the NIM trust. We sell this excess cashflow certificate without recourse except that we provide normal representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and the proceeds from the sale of the note(s), along with a owner trust certificate that is subordinate to the note(s), represent the consideration to us for the sale of the excess cashflow certificate.

   The NIM note entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificates to be used to pay all principal and interest on the NIM note until paid in full. As part of the NIM transaction, we received the cash proceeds from the sale of the NIM note and a subordinate interest in the owner trust, represented by the owner trust certificate. This owner trust certificate entitles us to all cash flows generated by the excess cashflow certificates after the holder of the NIM note has been paid in full. As such, we classify the NIM owner trust certificate on our balance sheet as an excess cashflow certificate and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

   As part of the NIM transaction, we were required to fully fund the overcollateralization amount at closing - as opposed to having it build up over time as we had in past securitizations. We used a portion of the cash proceeds from the NIM note to do so.

   In the securitization that we issued in the first quarter of 2002, we derived the following economic interests:

  o we received a cash purchase price from the sale of the NIM note issued by a NIM trust, to which we sold the excess cashflow certificate;
  o we received a cash premium from selling the right to service the loans being securitized; and
  o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates issued in connection with the securitization after the holder of the NIM note has been paid in full.

   At the time we completed the first quarter 2002 securitization, we recognized as revenue each of the three economic interests described above, which was recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

   A summary of the gain on sale and cash flow from our first quarter 2002 securitization is presented below:

   GAIN ON SALE SUMMARY
      Loans (thousands)                                            $175,000
      NIM Proceeds, net of Overcollateralization Account             3.91 %
      Excess Cashflow Certificate (owner trust certificate)          1.99 %
      Mortgage Servicing Rights                                      0.89 %
      Less:  Transaction Costs                                      (0.66)%
                                                                   --------
           Net gain on sale recorded                                 6.13 %

   CASH FLOW SUMMARY
      NIM Proceeds, net of Overcollateralization Account             3.91 %
      Mortgage Servicing Rights                                      0.89 %
      Less: Transaction Costs                                       (0.66)%
                                                                   --------
         Net Cash Flow at Closing                                    4.14 %

   Our net investment in the pool of loans sold at the date of the securitization represents the amount originally paid to originate the loans, adjusted for the following:

  o any direct loan origination costs incurred (an increase in the investment) and loan origination fees received (a decrease in the investment) in connection with the loans, which are treated as a component of the initial investment in loans;

  o the principal payments received, and the amortization of the net loan fees or costs, during the period we held the loans prior to their securitization; and

  o any gains (a decrease in the investment) or losses (an increase in the investment) we incur on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitization. (See "-Hedging," beginning on page 26).

   We allocate our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained (the NIM owner trust certificate in this quarter) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as "trading" securities. Since there is no active market for such excess cashflow certificates, we determine the estimated fair value of the excess cashflow certificates by discounting the future expected cash flows.

   WHOLE LOAN SALES. We also sell loans, without retaining the right to service the loans, in exchange for a cash premium. This is recorded as income under net gain on sale of mortgage loans at the time of sale. In the first quarter of 2002, we sold $35.5 million loans on a whole loan basis for an average premium (net of reserve) of 4.54% of the principal amount of mortgage loans sold. We also sold $3.2 million of loans, which we were unable to sell or securitize in the normal course of business, at a 17% discount to their unpaid principal balance.

      OTHER.   In  addition  to  the  income  and  cash  flows  we  earn  from securitizations and whole loan sales, we also earn income and generate cash flows from:

  o the net interest spread earned on mortgage loans while we hold the mortgage loans for sale (the difference between the interest rate on the mortgage loan paid by the underlying borrower less the financing costs we pay to our warehouse lender to fund our loans);

  o   net loan origination fees on brokered loans and retail loans; and

  o retained excess cashflow certificates and distributions from Delta Funding Residual Exchange Company, LLC (described above in "-Debt Modification and Debt Restructuring").

   CORPORATE RESTRUCTURING, DEBT MODIFICATION AND DEBT RESTRUCTURING. As discussed in more detail in "Corporate Restructuring, Debt Modification and Debt Restructuring" beginning on page 5, we engaged in a series of transactions beginning in 2000, and concluding in the third quarter of 2001, aimed at improving operating efficiencies and reducing our negative cash flow. We spent much of the 2001 working on two transactions in particular, which we believe were of tantamount importance in this regard - selling our servicing portfolio and extinguishing most of our long term debt.

  o In May 2001, we completed our transfer of servicing to Ocwen, which freed us from the significant cash drain associated with making securitization advances (and the capital costs associated with making such advances), and of servicing a highly seasoned portfolio following three successive quarters of selling the securitization servicing rights for newly originated mortgage loans;

  o In August 2001, we completed our Second Exchange Offer, which extinguished substantially all of our long-term debt, leaving approximately $10.8 million out of $150 million of our notes still outstanding. This debt extinguishment helped us threefold. First, it eliminated nearly $140 million of principal which we otherwise would have had to repay in 2004. Second, it eliminated more than $13 million of yearly interest expense that we would have had to pay to the former noteholders had they still held their notes. Third, the ratings agencies that previously rated us and our notes have withdrawn their corporate ratings.

   We believe that our transfer of servicing to Ocwen and the Second Exchange Offer were essential steps in our continuing effort to restructure our operations and reduce our negative cash flow previously associated with our servicing operations and the notes. There can be no assurances, however, that these or other factors described herein will not have a material adverse effect on our results of operations and financial condition. (See "-Forward Looking Statements and Risk Factors").

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

   In determining the fair value of each of the excess cashflow  certificates,
we  make  the  following  underlying   assumptions   regarding  mortgage  loan
prepayments, mortgage loan default rates and discount rates:

(A) PREPAYMENTS. We base our prepayment rate assumptions upon our on-going analysis of the performance of mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types because it has been our experience that different loan product types exhibit different prepayment patterns. Generally, our loans can be grouped into two loan products - fixed rate loans and adjustable rate loans. With fixed rate loans, an underlying borrower's interest rate remains fixed throughout the life of the loan. Our adjustable rate loans are really a "hybrid" between fixed and adjustable rate loans, in that the rate generally remains fixed typically for the first three years of the loan, and then adjusts typically every six months thereafter. Within each product type, other factors can affect prepayment rate assumptions. Some of these factors, for instance, include:

        o whether or not a loan contain a prepayment penalty - an amount that A borrower must pay to a lender if the borrower prepays the loan within a certain time after the loan was originated. Loans containing a prepayment penalty typically do not prepay as quickly as those without such a penalty;

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

      The following table shows our most recent changes to our prepayment assumptions - in the third quarter of 2001 and, prior to that, in the third quarter 2000:

            LOAN TYPE         SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
            ---------------------------------------------------------
            Fixed Rate:
               At Month One          4.00%                4.00%
               Peak Speed           30.00%               23.00%
            Adjustable Rate:
               At Month One          4.00%                4.00%
               Peak Speed           75.00%               50.00%

  (b) DEFAULT RATE. A default reserve for both fixed- and akjustable-rate loans sold to the securitization trusts of 5.00% of the amount initially securitized at March 31, 2002 compared to 3.50% at March 31, 2001.

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

      We utilized a discount rate of 15% at March 31, 2002 compared to 13% at March 31, 2001 on all excess cashflow certificates, except those that at March 31, 2001 were subject to a NIM transaction we consummated in November 2000, for which we used an 18% discount rate. We increased the discount rate on these excess cashflow certificates during the period that the senior NIM securities remained outstanding, to account for the potentially higher risk associated with the residual cash flows expected to be received by the holder of the certificated interest in the NIM trust, which was subordinated to the multiple senior securities sold in the NIM transaction. As part of the Second Exchange Offer, all of the excess cashflow certificates that were subject to the November 2000 NIM transaction were transferred to the LLC. We did not increase the discount rate on the excess cashflow certificates from our latest securitization despite issuing a NIM security because the NIM security in this most recent transaction was:

      o issued from a single securitization as compared to the November 2000 NIM transaction, which was backed by a combination of six securitizations issued between September 1997 and March 1999 resulting in more volatility or variability in determining the timing of cash flows to be received by the NIM.

      o issued from a new securitization as compared to the November 2000 NIM transaction, which was backed by several seasoned securitization trusts. The predictability in determining the timing of cash flows for the first two years on a newly issued securitization is typically higher than securitizations that have been outstanding for a greater period of time because defaults or losses to the trust within the fist few years of issuance are typically lower and more predictable compared to a securitization that has been outstanding for a longer period of time (a more seasoned transaction). Therefore, there is a higher probability in determining the timing of cash flows to the NIM investor on a new issuance securitization as compared to a seasoned transaction.

    At March 31, 2002, we recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates, totaling $2.1 million, relating to the timing of excess cashflows that are to be received by the excess cashflow certificate after the release or "stepdown" of the overcollateralization account.

DEFERRED TAX ASSET

   As of March 31, 2002, we carried a deferred tax asset, net of $5.6 million on our consolidated financial statements - comprised primarily of federal and state net operating losses or "NOLs" less the tax impact and a valuation allowance.

   As of March 31, 2002, we have a gross deferred tax asset of $51.5 million and a valuation allowance of $45.9 million. Following two successive years of posting significant losses, and the modest amount of earnings we have earned over the past two quarters and project to earn over the next several quarters, we believe it was appropriate to establish this valuation allowance under GAAP. If we are able to continue to record earnings in upcoming years, we expect to:

   o utilize a larger amount of the gross deferred tax asset to offset the majority of such earnings; and

   o potentially decrease the amount of, and/or eliminate, the valuation allowance in accordance with GAAP.

   As of March 31, 2002, Federal and State net operating loss carryforwards ("NOLs") totaled $103.8 million, with $18.8 million expiring in 2019, $12.4 million expiring in 2020, and $72.6 million expiring in 2021.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

GENERAL

   Our net income for the three months ended March 31, 2002 was $2.2 million, or $0.14 per share, compared to a net loss of $33.8 million, or $2.12 per share, for the three months ended March 31, 2001. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues increased $22.6 million, to $19.6 million for the three months ended March 31, 2002, from $(3.0) million for the comparable period in 2001. The increase in revenue was primarily attributable to our write down of five excess cashflow certificates sold under a sale agreement entered into in the first quarter of 2001 (that closed in May 2001), for a cash purchase price significantly below our carrying value of such excess cashflow certificates. In addition, the increase was also attributed to a higher net gain on sale of mortgage loans due to our completing a securitization in this quarter. We did not execute a securitization in the same period in 2001. The increase was partially offset by our not receiving any servicing fees following the sale of our servicing portfolio to Ocwen in May of 2001.

   We originated $190.0 million of mortgage loans for the three months ended March 31, 2002, representing a 11% increase from $170.7 million of mortgage loans originated for the comparable period in 2001. We securitized and sold $213.7 million of loans during the three months ended March 31, 2002, compared to $144.3 million sold on a servicing-released basis during the same period in 2001.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the non-cash excess cashflow certificates retained by us in a securitization for each period, (b) the cash premium purchase price we receive in connection with selling an interest-only certificate in a securitization for each period, (c) the cash purchase price we receive in connection with selling a NIM note, net of overcollateralization amount, (d) the cash premium received from selling mortgage servicing rights in connection with each securitization, and/or the fair value of the non-cash capitalized mortgage servicing rights associated with loans securitized in each period (if we retain mortgage servicing rights, which we do not anticipate doing in the foreseeable future, as we no longer have a servicing platform), and (e) the cash premiums earned from selling whole loans on a servicing-released basis, (2) less the (i) costs associated with securitizations, (ii) any hedge loss (gain) associated with a particular securitization, and (iii) any loss associated with loans sold at a discount.

   Net gain on sale of mortgage loans increased $6.3 million, or 105%, to $12.3 million for the three months ended March 31, 2002, from $6.0 million for the comparable period in 2001. This increase was primarily due to (i) an increase in the amount of loans securitized and sold compared to the first quarter of 2001 and (ii) our selling whole loan sales, instead of securitizing (which typically results in a higher net gain on sale percentage than whole loan sales), during the first quarter of 2001. We securitized $175 million of mortgage loans and sold $38.7 million of mortgage loans on a servicing-released basis in the first quarter of 2002, compared to $144.3 million of mortgage loans sold during the same period in 2001. Loan production totaled $190.0 million in the first quarter of 2002, compared to $170.7 million during the same period in 2001.

   INTEREST INCOME. Interest income primarily represents the sum of (1) the gross cash interest we earn on loans held for sale, (2) the cash we receive from our excess cashflow certificates, (3) the non-cash mark-to-market or non-cash valuation adjustments to our excess cashflow certificates to reflect changes in fair value, and (4) the cash interest earned on bank accounts.

   Interest income increased $18.7 million, or 126%, to $3.9 million for the three months ended March 31, 2002, from $(14.8) million for the comparable period in 2001. The increase in interest income was primarily due to a $25.4 million write down of excess cashflow certificates in the first quarter of 2001 in connection with the sell of such certificates for a cash purchase price of $15 million. The increase was also attributed to a higher average loan balance (and, consequently, more interest earned on loans held for sale) in the first quarter of 2002 compared to the same period in 2001. The increase was partially offset by a decrease in cash received from our excess cashflow certificates, as we transferred the majority of our excess cashflow certificates as part of our Second Exchange Offer in 2001 (See "-Corporate Restructuring, Debt

Modification and Debt Restructuring").

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue we receive, less the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights.

   We did not receive any servicing fees during the three months ended March 31, 2002, as a result of our selling our entire servicing portfolio to Ocwen in May of 2001. For the three months ended March 31, 2001, servicing fees totaled $2.2 million.

   NET ORIGINATION FEES AND OTHER INCOME. Net origination fees and other income represent (1) fees earned on broker and retail originated loans, (2) premiums paid to originate mortgage loans and (3) other miscellaneous income, if any.

   Net origination fees and other income decreased $0.2 million, or 6%, to $3.3 million for the three months ended March 31, 2002, from $3.5 million for the comparable period in 2001. The decrease was primarily the result of higher broker premiums paid in the first quarter of 2002 due to higher broker originations.

EXPENSES

   Total expenses decreased by $13.0 million, or 43%, to $17.2 million for the three months ended March 31, 2002, from $30.2 million for the comparable period in 2001. The decrease was primarily related to lower general and administrative and payroll and related costs associated with our corporate restructuring charges incurred in 2001. In addition, the decrease in expenses was also the result of a decrease in interest expense relating to a significantly lower amount of interest due resulting from our extinguishing approximately $139.2 million of Notes in the Second Exchange Offer (see "-Corporate Restructuring, Debt Modification and Debt Restructuring"), and a lower interest rate environment.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees.

   Payroll and related costs decreased by $1.6 million, or 14%, to $9.7 million for the three months ended March 31, 2002, from $11.3 million for the comparable period in 2001. The decrease was primarily the result of a downsizing we effectuated, as part of our overall corporate restructuring, related to our transfer of servicing operation in May 2001. As of March 31, 2002, we employed 618 full- and part-time employees, compared to 735 full- and part-time employees as of March 31, 2001.

   INTEREST EXPENSE. Interest expense includes the borrowing costs under our warehouse credit facility to finance loan originations, equipment financing and the Notes.

   Interest expense decreased by $4.3 million, or 74%, to $1.5 million for the three months ended March 31, 2002 from $5.8 million for the comparable period in 2001. The decrease was primarily due to (i) our extinguishing $139.2 million of Notes, and the corresponding interest expense related thereto, and (ii) lower warehouse financing costs due to lower borrowing costs - the average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds, decreased on average to 1.8% for the first quarter 2002, compared to an average of 5.5% for the first quarter 2001.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses decreased $5.8 million, or 49%, to $6.0 million for the three months ended March 31, 2002, from $11.8 million for the comparable period in 2001. The decrease primarily resulted from the cost savings related to the our corporate restructuring, including the disposition of our servicing portfolio in May 2001, and the capital charges previously associated with our interest and servicing advance securitizations prior to the sale of the servicing portfolio.

   RESTRUCTURING AND OTHER SPECIAL CHARGES. In 2001 we recorded $1.3 million of restructuring and other special charges relating to our disposition of branches and severance costs associated with closing our servicing operation.

   INCOME TAXES. Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates. We recorded a tax provision of $0.1 million and $0.5 million, primarily related to excess inclusion income generated by our excess cashflow certificates, for the period ended March 31, 2002 and 2001, respectively. Excess inclusion income cannot be offset by our NOL's under the REMIC tax laws. It is primarily caused by the REMIC securitization trust utilizing cash, that otherwise would have been paid to us as holder of the excess cashflow certificate, to make payments to other security holders, to create and/or maintain overcollateralization by artificially paying down the principal balance of the asset-backed securities.

   Going forward, we expect to continue to incur a modest amount of excess inclusion income, which we will be unable to offset with our NOL's.

FINANCIAL CONDITION

MARCH 31, 2002 COMPARED TO DECEMBER 31, 2001

   Cash and interest-bearing deposits decreased $2.4 million, or 38%, to $4.0 million at March 31, 2002, from $6.4 million at December 31, 2001. The decrease is primarily due to our utilizing operating cash to fund our production of mortgage loans.

   Loans held for sale, net decreased $29.6 million, or 31%, to $64.8 million at March 31, 2002, from $94.4 million at December 31, 2001. This decrease was primarily due to the net difference between loan originations and loans securitized or sold during the three months ended March 31, 2002.

   Excess cashflow certificates, net increased $1.6 million, or 10%, to $18.4 million at March 31, 2002, from $16.8 million at December 31, 2001. This increase was primarily due to our recording a new excess cashflow certificate, totaling $3.5 million from loans securitized in the first quarter of 2002. This increase was partially offset by a fair value mark-to-market adjustment of our excess cashflow certificates, reflecting the change in fair value of such excess cashflow certificates.

   Equipment, net, decreased $1.0 million, or 20%, to $4.0 million at March 31, 2002, from $5.0 million at December 31, 2001. This decrease primarily reflects the periodic depreciation of our fixed assets.

   Prepaid and other assets increased $0.4 million, or 50%, to $1.2 million at March 31, 2002, from $0.8 million at December 31, 2001. This increase was primarily attributable to the renewal of our insurance policies.

   Warehouse financing and other borrowings decreased $33.0 million, or 37%, to $56.6 million at March 31, 2002, from $89.6 at December 31, 2001. This decrease was primarily attributable to a lower amount of monies borrowed under our warehouse credit facility to fund our loans held for sale.

   Senior notes totaled $10.8 million at March 31, 2002 and December 31, 2001. The senior notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

   Accounts payable and accrued expense decreased $0.5 million, or 3%, to $18.3 million at March 31, 2002 from $18.8 million at December 31, 2001. This decrease was primarily the result of timing of various operating accruals and payables.

LIQUIDITY AND CAPITAL RESOURCES

   We require substantial amounts of cash to fund our loan originations, securitization activities and operations. In the past, we have operated generally on a negative cash flow basis. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we can increase our loan production to generate sufficient additional revenues from our securitizations and loan sales to offset our current cost structure and negative cash flow, we believe we can generate positive cash flow within the foreseeable future. There can be no assurance, however, that we will begin generating positive cash flow within the foreseeable future or at all.

   Currently, our primary sources of cash - the vast majority of which we typically generate towards the end of the quarter when we securitize and/or sell our mortgage loans on whole loan basis - include:

   o the premiums we receive from selling interest-only or NIM certificates and mortgage servicing rights in connection with our securitizations;

   o  the premiums we receive from selling whole loans, servicing released;

   o  origination fees on newly closed loans;

   o cash flows from excess cashflow certificates we retain in connection with our securitizations; and

   o  distributions from the LLC (an unaffiliated entity to us).

   Currently,   our  primary  uses  of  cash,  which  are  generally  incurred continuously throughout the quarter, include the funding of:

   o loan originations pending their pooling and sale, net of warehouse financing;
   o interest expense on warehouse lines of credit, the remaining notes and other financing;

   o fees, expenses, and tax payments on excess inclusion income incurred in connection with our securitization program; and
   o  general ongoing administrative and operating expenses.

   Because of the timing of our cash inflows and cash uses, we typically expend cash throughout the quarter and replenish it towards the end of the quarter.

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

  o. as part of our Second Debt Restructuring, at the time of the signing of the Letter of Intent in February 2001, we obtained approximately $2.5 million of residual financing secured by several of our excess cashflow certificates. We received approximately $7.1 million of additional residual financing secured primarily by additional excess cashflow certificates following the consummation of the consent solicitation and the execution of the third supplemental indenture in March 2001. Also in March 2001, we entered into a sale agreement to sell five excess cashflow certificates for a $15 million cash purchase price. As customary with sales of similar assets, the cash settlement did not occur until the pools of mortgage loans underlying the six excess cashflow certificates were transferred to an agreed upon servicer to service the pool of mortgage loans for the benefit of the purchaser. The purchaser of these five excess cashflow certificates provided bridge financing, in the form of residual financing described above, until the transfer of servicing in May 2001. We used these proceeds to repay the residual financing and have been using the balance of the proceeds, together with the initial residual financing, for working capital. Because these excess cashflow certificates were sold at a significant discount to our book value for such excess cashflow certificates, we recorded $25.4 million pre-tax non-cash charge in the first quarter of 2001.

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

      o  distributions from  the LLC (an  unaffiliated   entity  to  us)  (see
         "-Corporate    Restructuring,     Debt    Modification    and    Debt
         Restructuring"); and

      o  utilizing   NIM  securitizations  and/or  selling  or  financing  our
         retained excess cashflow certificates.

   If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be materially and adversely affected.

   To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a few lenders to provide the primary credit facilities for our loan originations. At March 31, 2002 we had one $200 million warehouse facility that has a variable rate of interest and was due to expire on April 30, 2002, which was subsequently extended until April 2003. We obtained a second committed $200 million warehouse line of credit subsequent to the end of the first quarter that has a variable rate of interest and expires on in April 2003. There can be no assurance that we will be able to renew these warehouse facilities at their maturity, or obtain new ones, at terms satisfactory to us or at all.

   We are required to comply with various operating and financial covenants as provided in our warehouse agreements, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. Additionally, we are required to comply with restrictive covenants in connection with our Series A preferred stock and our warrants. We believe we are in compliance with such covenants as of March 31, 2002.

   We have repurchase agreements with certain of the institutions that have purchased mortgages. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans, which were sold with recourse, is $3.0 million at March 31, 2002 and $5.4 million at March 31, 2001. We have an allowance for recourse losses of $1.3 million at March 31, 2002 and $1.5 million at March 31, 2001, respectively.

   We may, from time to time, if opportunities arise that we deem to be appropriate, repurchase in the open market some of our outstanding preferred stock and/or senior notes. The funds for any such repurchases would be expected to come from our existing cash. There is no assurance that we will effectuate any such repurchases or the terms thereof.

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

   Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can adversely affect us by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, which decreases the value of the excess cashflow certificates we receive in connection with a securitization.

   Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on loans held pending sales and the interest paid by us for funds borrowed under our warehouse facility. We do, however, undertake to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. (See "--Hedging"). Fluctuating interest rates also may affect net interest income as certain of our asset-backed securities are priced based on one-month LIBOR, but the collateral underlying such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months - which creates basis risk.

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

   We will continue to review our hedging strategy to best mitigate risk pending securitization or loan sales.

   We did not hedge during the quarters ended March 31, 2002 and 2001.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on various important factors. We wish to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause our actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

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

   o In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Lawss. 349. The complaint seeks (a)
      certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three intervenors' properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to certain of our borrowers, in accordance with a settlement agreement entered into by and between Delta and the NYSBD. In or about October 1999 and November 1999, respectively, we and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, plaintiffs filed a motion for class certification, which we opposed in February 2000, and was ultimately withdrawn without prejudice by plaintiffs in January 2001. In February 2002, we executed a settlement agreement with plaintiffs, pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. A fairness hearing has been scheduled for May 2002, at which point, we anticipate that the Court will approve the settlement. If the settlement is not approved, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.   None.

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


                                                DELTA FINANCIAL CORPORATION
                                                       (Registrant)

Dated: May 10, 2002
                                                By:  /S/ HUGH MILLER
                                                     -------------------------
                                                     Hugh Miller
                                                     PRESIDENT      &    CHIEF
                                                     EXECUTIVE OFFICER


                                                By:  /S/ RICHARD BLASS
                                                     -------------------------
                                                     Richard Blass
                                                     EXECUTIVE  VICE PRESIDENT
                                                     & CHIEF FINANCIAL OFFICER