Form 10-Q
period 2002-06-30
DELTA FINANCIAL CORP
filed 2002-08-13
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2002

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

             1000 WOODBURY ROAD, SUITE 200, WOODBURY, NEW YORK 11797
            ---------------------------------------------------------
    (Address of registrant's principal executive offices including ZIP Code)

                                  (516)364-8500
                                  -------------
              (Registrant's telephone number, including area code)

                                    NO CHANGE
                                    ---------
         (Former name, former address and former fiscal year, if changed since last report)


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

      As of June 30, 2002, 15,904,049 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 2002 and
         December 31, 2001.................................................. 1

         Consolidated Statements of Operations for the three and six months ended June 30, 2002 and June 30, 2001....................... 2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2002 and June 30, 2001.................................... 3

         Notes to Consolidated Financial Statements......................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 9


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................33

Item 2.  Changes in Securities and Use of Proceeds..........................36

Item 3.  Defaults Upon Senior Securities....................................36

Item 4.  Submission of Matters to a Vote of Security Holders................36

Item 5.  Other Information..................................................36

Item 6.  Exhibits and Current Reports on Form 8-K.......................... 36

Signatures..................................................................37

Certification of President and Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002...............................38

Certification of Executive Vice President and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...................39

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    JUNE 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         2002            2001
                                                   ----------      -----------
ASSETS
Cash and interest-bearing deposits                 $  2,908           6,410
Accounts receivable                                   4,578           4,062
Loans held for sale, net                             34,022          94,407
Accrued interest receivable                              69             812
Excess cash flow certificates, net                   20,765          16,765
Equipment, net                                        3,372           4,998
Prepaid and other assets                                859             752
Deferred tax asset, net                               5,600           5,600
                                                   --------        --------
   Total assets                                    $ 72,173       $ 133,806
                                                   ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank payable                                       $    810           1,267
Warehouse financing and other borrowings             23,389          89,628
Senior Notes                                         10,844          10,844
Accounts payable and accrued expenses                19,054          20,217
                                                   --------        --------
   Total liabilities                                 54,097         121,956
                                                   --------        --------

Stockholders' Equity:
Preferred stock, Series A, $.01 par value.
  Authorized 150,000 Shares, 139,156 shares
  outstanding at June 30, 2002 and
  December 31, 2001                                  13,916          13,916
Common stock, $.01 par value. Authorized
  49,000,000 shares; 16,020,849 shares issued
  and 15,904,049 shares outstanding at June 30,
  2002 and 16,000,542 shares issued and 15,883,749
  shares outstanding at December 31, 2001               160             160
Additional paid-in capital                           99,481          99,472
Retained deficit                                    (94,163)       (100,380)
Treasury stock, at cost (116,800 shares)             (1,318)         (1,318)
                                                    --------        --------
   Total stockholders' equity                        18,076          11,850
                                                    --------        --------
     Total liabilities and stockholders' equity    $ 72,173         133,806
                                                   =========        ========


          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)     2002         2001            2002         2001
                                                 ------       ------          ------       ------
REVENUES
  Net gain on sale of mortgage loans         $    14,725      15,160           27,063       21,203
  Interest                                         3,225       5,243            7,127      (9,546)
  Servicing fees                                      --         770               --        2,983
  Net origination fees and other income            3,569       3,892            6,918        7,388
                                                 -------     -------         --------    ---------
      Total revenues                              21,519      25,065           41,108       22,028
                                                 -------     -------         --------    ---------
EXPENSES
  Payroll and related costs                       10,099      11,959           19,776       23,283
  Interest expense                                 1,469       5,992            3,016       11,821
  General and administrative                       5,847      23,562           11,847       35,393
  Restructuring and other special charges             --        (13)               --        1,246
                                                 -------     -------        ---------     --------
      Total expenses                              17,415      41,500           34,639       71,743
                                                --------     -------         --------     --------

Income (loss) before income
   tax expense                                     4,104    (16,435)            6,469     (49,715)
Provision for income tax expense                     132          93              252          565
                                                --------    --------         --------    ---------
      Net income (loss)                     $      3,972    (16,528)            6,217     (50,280)
                                              ==========   =========         ========    =========

PER SHARE DATA:
Basic - net income (loss) per share         $       0.25      (1.04)             0.39       (3.17)
                                              ==========   =========         ========    =========
Diluted - net income (loss) per share       $       0.23      (1.04)             0.37       (3.17)
                                              ==========   =========         ========    =========
Basic -weighted average number of
  shares outstanding                          15,888,014  15,883,749       15,885,893   15,883,749
                                              ==========  ==========       ==========   ==========
Diluted -weighted average number of
  shares outstanding                          16,941,584  15,883,749       16,855,349   15,883,749
                                              ==========  ==========       ==========   ==========

          See accompanying notes to consolidated financial statements.

                 DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
(DOLLARS IN THOUSANDS)                                                           2002             2001
                                                                                -------          ------
Cash flows from operating activities:
    Net income (loss)                                                        $   6,217          (50,280)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Provision for loan and recourse losses                                      441            2,293
       Depreciation and amortization                                             1,810            6,007
       Deferred origination costs                                                  529              (84)
       Excess cash flow certificates received in
          securitization transactions, net                                      (4,000)          30,432
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                              (516)          16,012
          Decrease in loans held for sale, net                                  59,460            1,596
          Decrease accrued interest receivable                                     743            9,891
           (Increase) decrease in prepaid and other assets                        (107)          32,451
          Decrease in accounts payable and accrued expenses                     (1,208)          (2,050)
          Decrease in investor payable                                              --          (69,489)
          Decrease in advance payments by borrowers for
              taxes and insurance                                                   --          (12,940)
                                                                              ---------         --------
              Net cash provided by (used in) operating activities               63,369          (36,161)
                                                                              ---------         --------
Cash flows from investing activities:
    (Purchase) disposition of equipment                                           (184)           1,483
                                                                             ----------       ----------
              Net cash (used in) provided by investing activities                 (184)           1,483
                                                                             ----------       ----------
Cash flows from financing activities:
    Repayments from warehouse financing and other borrowings                   (66,239)         (23,422)
    (Decrease) increase in bank payable, net                                      (457)              60
    Proceeds from exercise of stock options                                          9               --
                                                                             ----------       ----------
              Net cash used in financing activities                            (66,687)         (23,362)
                                                                             ----------       ----------
              Net decrease in cash and interest-bearing deposits                (3,502)         (58,040)

Cash and interest-bearing deposits at beginning of period                        6,410           62,270
                                                                             ----------         --------
Cash and interest-bearing deposits at end of period                          $   2,908            4,230
                                                                             ==========         ========


Supplemental Information:
Cash paid during the period for:
    Interest                                                                 $   2,916           11,551
                                                                             ==========         ========

    Income taxes                                                             $     121               80
                                                                             ==========         ========

         See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

   Delta Financial Corporation (together with its subsidiaries "Delta" or "we" or "the Company") is a Delaware corporation, which was organized in August 1996.

   The accompanying unaudited consolidated financial statements include the accounts of Delta and its wholly owned subsidiaries. In consolidation, we have eliminated all significant inter-company accounts and transactions.

   We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. You should read the accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2001. The results of operations for the three- and six-month periods ended June 30, 2002 is not necessarily indicative of the results that will be expected for the entire year.

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

   We have accrued restructuring charges related to the write down of lease obligations of $0.3 million and $0.6 million at June 30, 2002 and December 31, 2001, respectively. There was no additional accruals recorded during the six months ended June 30, 2002.

   DEBT MODIFICATION AND DEBT RESTRUCTURING

   In August 2000, we announced an agreement to modify the terms of the indenture governing our senior notes (the "Debt Modification"). With the consent of the holders of greater than fifty percent of our senior notes, we modified a negative pledge covenant in the senior notes indenture, which had previously prevented us from selling or otherwise obtaining financing by using our excess cashflow certificates as collateral. In consideration for the senior noteholders' consent, we agreed, in an exchange offer (the "First Exchange Offer"), to offer then current holders the opportunity to exchange their then existing senior notes for (a) new senior secured notes and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The senior secured notes have the same coupon, face amount and maturity date as the senior notes and up until the Second Debt Restructuring (see below) were secured by at least $165 million of our excess cashflow certificates. The First Exchange Offer was consummated in December 2000, with holders of greater than $148 million (of $150 million) of senior notes tendering in the exchange.

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

   In consideration for their consent, we agreed to offer the holders of the senior secured notes (and the senior notes), an opportunity to exchange their Notes for new securities described immediately below (the "Second Exchange Offer"). The Second Exchange Offer was consummated on August 29, 2001, pursuant to which holders of approximately $138.1 million (of $148.2 million) in principal amount of our senior secured notes and $1.1 million (of $1.8 million) in principal amount of our senior notes, exchanged their Notes for commensurate interests in:

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

(4) EARNINGS PER SHARE

   The following is a reconciliation of the denominators used in the computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is net income (loss) from continuing operations.

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                                 -------------------              --------------------
(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)          2002           2001              2002           2001
-------------------------------------------------------------------------------------------------------
Net income (loss)                              $3,972      $(16,528)            $6,217      $(50,280)
Basic - weighted-average shares            15,888,014     15,883,749        15,885,893     15,883,749
Basic EPS                                       $0.25        $(1.04)             $0.39        $(3.17)

Basic - weighted-average shares            15,888,014     15,883,749        15,885,893     15,883,749
Incremental shares-options                  1,053,570             --           969,456             --
-------------------------------------------------------------------------------------------------------
Diluted - weighted-average shares          16,941,584     15,883,749        16,855,349     15,883,749
Diluted EPS                                     $0.23        $(1.04)             $0.37        $(3.17)


(5) IMPACT OF NEW ACCOUNTING STANDARDS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The amortizing intangible assets will also be reviewed for impairment at least annually. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of the entity's fiscal year. There was no impact on our financial condition or results of operations upon adoption of SFAS No. 142 on January 1, 2002.

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have an impact on the financial position, results of operations, or cash flows of the Company.

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

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early application of SFAS No. 145 is encouraged. There will be no material impact on our financial condition or results of operations upon adoption of SFAS No. 145.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

SECURITIZATION AND SALE OF MORTGAGE LOANS

   Securitizations effectively provide us with a source of long-term financing. In conjunction with securitization transactions, trusts are created in the form of off-balance sheet qualified special purpose entities, or QSPEs. Typically each quarter, we pool together loans, and sell these loans to these securitization trusts. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties made in conjunction with each securitization trust. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

EXCESS CASHFLOW CERTIFICATES, NET

   We classify excess cashflow certificates that we receive upon the securitization of a pool of loans as "trading securities." The amount initially allocated to the excess cashflow certificates at the date of a securitization reflects their fair value. The amount recorded for the excess cashflow certificates is reduced for distributions which we receive as the holder of these excess cashflow certificates, and is adjusted for subsequent changes in the fair value of the excess cashflow certificates we hold. At the time each securitization transaction closes, we determine the present value of the related excess cashflow certificates using certain assumptions we make regarding the underlying mortgage loans. The excess cashflow certificate is then recorded on our consolidated financial statements at an estimated fair value. Our estimates primarily include the following:

        o  future rate of prepayment of the mortgage loans;

        o  credit losses on the mortgage loans;

        o the London Inter-Bank Offered Rate ("LIBOR") forward curve (using current LIBOR as the floor rate); and

        o  a discount rate used to calculate present value.

   The value of each excess cashflow certificate represents the present value of the cash flows we expect to receive in the future from such certificate based upon our best estimate. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and consequent changes in value of the excess cashflow certificates) is reflected in the line item called "interest income" in the quarter in which we make any such change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

   Our mortgage business has two principal components. First, we make mortgage loans, which is a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate that loan. At the time we originate a loan, and prior to the time we sell that loan, we finance that loan by borrowing under warehouse lines of credit. Second, we sell loans, either through securitization or on a whole loan basis, to generate cash and non-cash revenues. We use the proceeds from these sales to repay our warehouse lines of credit and for working capital, recording the premiums received from the loan sales and securitizations as revenue.

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

   For the three months ended June 30, 2002, we originated $210.1 million of loans, an increase of 27% over the $165.1 million of loans originated in the comparable period in 2001. Of these amounts, approximately $141.0 million were brokered loans and $69.1 million were retail loans during the three months ended June 30, 2002, compared to $82.6 million and $82.5 million, respectively, during the three months ended June 30, 2001. Loan production in the second quarter of 2002 increased 11% from $190.0 million in the first quarter of 2002. The first quarter production was comprised of $122.8 million of brokered loans and $67.2 million of retail loans.

   POOLING OF LOANS PRIOR TO SALE. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed on warehouse lines of credit for only a limited time - generally, not more than three months - until such time as we can pool enough loans and sell the pool of loans either through securitization or on a whole loan basis. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditors for providing us with financing.

   SALE OF LOANS. We derive the majority of our revenues and cash flows from selling mortgage loans (and related interests including securitization servicing rights on newly-originated pools of mortgage loans) through securitization or on a whole loan basis. In the second quarter of 2002, we securitized $200.0 million and sold $35.4 million of mortgage loans, on a whole loan servicing released basis. During the six months ended June 30, 2002, we securitized $375.0 million and sold $74.1 million of mortgage loans, on a whole loan servicing released basis. We plan to continue to utilize a combination of securitization and whole loan sales for the foreseeable future.

   SECURITIZATION. As described above, we typically complete securitizations on a quarterly basis. The securitization trust raises money to purchase the mortgage loans from us by selling securities to the public - known as asset-backed pass-through securities that are secured by the pool of mortgage loans held by the securitization trust. These asset-backed securities or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust. Following the securitization, holders of these senior certificates receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest on the loans in the trust equal to the pass-through interest rate on the remaining principal balance. These securities are typically sold for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically receive close to $100 million in proceeds from the sales of these securities, depending upon the structure we utilize for the securitization.

   The securitization trust also issues a certificate (referred to as an excess cashflow certificate), which entitles the holder to receive the difference between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the pass-through securities, less the contractual servicing fee and other costs and expenses of administering the securitization trust. For any monthly distribution, the holder of an excess cashflow certificate receives payments only after payments have been made on all the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flows from such excess cashflow certificates are applied as follows:

  o first, to cover any losses on the mortgage loans in the related mortgage pool, because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust;
  o second, to reimburse the bond insurer, if any, of the related series of pass-through certificates for amounts paid by or otherwise owing to that insurer;
  o third, to build or maintain the overcollateralization (described in more detail immediately below) for that securitization trust at the required level by being applied as an accelerated payment of principal to the holders of the pass-through certificates of the related series;
  o fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates; and
  o fifth, to pay interest on the related pass-through certificates which was not paid because of the imposition of a cap on their pass-through rates - these payments being called basis risk shortfall amounts.

   Overcollateralization occurs when additional payments of principal are made to the holders of the pass-through certificates in order to establish a spread between the principal amount of the trust's outstanding loans and the amount of outstanding pass-through certificates. Pooling and Servicing Agreements, which govern our securitizations, require overcollateralization and the "waterfall" described above to provide credit enhancement (I.E., a source of funds to absorb losses) for the senior securities issued by the securitization trust and for the bond insurer, if any.

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

   In each of our more recent securitizations prior to our 2002 transactions - in which the overcollateralization limits were funded by the cash flows generated by the excess cashflow certificates over the first several months of a securitization - we derived the following economic interests:

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

   We utilized a new securitization structure in the first and second quarters of 2002. In lieu of selling an interest-only certificate, we sold a net interest margin certificate or NIM. The NIM is generally structured where we sell the excess cashflow certificate to a qualified special purpose entity or owner trust (the NIM trust) and the NIM trust in turn issues (1) interest-bearing NIM note(s) (backed by the excess cashflow certificate), and (2) NIM owner trust certificate evidencing ownership in the NIM trust. We sell this excess cashflow certificate without recourse except that we provide normal representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and the proceeds from the sale of the note(s), along with a owner trust certificate that is subordinate to the note(s), represent the consideration to us for the sale of the excess cashflow certificate.

   The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificates to be used to pay all principal and interest on the NIM note(s) until paid in full. As part of the NIM transaction, we received the cash proceeds from the sale of the NIM note(s) and a subordinate interest in the owner trust, represented by the owner trust certificate. This owner trust certificate entitles us to all cash flows generated by the excess cashflow certificates after the holder of the NIM note(s) has been paid in full. As such, we classify the NIM owner trust certificate on our balance sheet as an excess cashflow certificate and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

   As part of the NIM transaction, we were required to fully fund the overcollateralization amount at closing - as opposed to having it build up over time as we had in past securitizations. We used a portion of the cash proceeds from the NIM note(s) to do so.

   In the securitization that we issued in the first and second quarters of 2002, we derived the following economic interests:

  o we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust, to which we sold the excess cashflow certificate;
  o we received a cash premium from selling the right to service the loans being securitized; and
  o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates issued in connection with the securitization after the holder of the NIM note(s) has been paid in full.

   At the time we completed the first and second quarter 2002 securitizations, we recognized as revenue each of the three economic interests described above, which was recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

   A summary of the gain on sale and cash flow from our second quarter 2002 securitization is presented below:

   GAIN ON SALE SUMMARY

      Loans Sold (thousands)                                   $ 200,000

      NIM Proceeds, net of Overcollateralization Account           5.15%
      Excess Cashflow Certificate (owner trust certificate)        1.29%
      Mortgage Servicing Rights                                    0.89%
      Less:  Transaction Costs                                    (0.78%)
                                                                ---------
           Net gain on sale recorded                               6.55%
                                                                =========

   CASH FLOW SUMMARY
      NIM Proceeds, net of Overcollateralization Account           5.15%
      Mortgage Servicing Rights                                    0.89%
      Less: Transaction Costs                                     (0.78%)
                                                                ---------
         Net Cash Flow at Closing                                  5.26%
                                                                =========

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

  o any gains (a decrease in the investment) or losses (an increase in the investment) we incur on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitization. (See "-Hedging," beginning on page 30).

   We allocate our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained (the NIM owner trust certificate, in 2002) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as "trading" securities. Since there is no active market for such excess cashflow certificates, we determine the estimated fair value of the excess cashflow certificates by discounting the future expected cash flows.

   WHOLE LOAN SALES. We also sell loans, without retaining the right to service the loans, in exchange for a cash premium. This is recorded as income under net gain on sale of mortgage loans at the time of sale. In the second quarter of 2002, we sold $35.4 million loans on a whole loan basis for an average premium (net of reserve) of 4.60% of the principal amount of mortgage loans sold.

   OTHER. In addition to the income and cash flows we earn from securitizations and whole loan sales, we also earn income and generate cash flows from:

  o the net interest spread earned on mortgage loans while we hold the mortgage loans for sale (the difference between the interest rate on the mortgage loan paid by the underlying borrower less the financing costs we pay to our warehouse lenders to fund our loans);

  o   net loan origination fees on brokered loans and retail loans; and

  o retained excess cashflow certificates and distributions from Delta Funding Residual Exchange Company, LLC (described above in "-Debt Modification and Debt Restructuring").

   CORPORATE RESTRUCTURING, DEBT MODIFICATION AND DEBT RESTRUCTURING. As discussed in more detail in "Corporate Restructuring, Debt Modification and Debt Restructuring" beginning on page 5, we engaged in a series of transactions beginning in 2000, and concluding in the third quarter of 2001, aimed at improving operating efficiencies and reducing our negative cash flow. We spent much of 2001 working on two transactions in particular, which we believe were of tantamount importance in this regard - selling our servicing portfolio and extinguishing most of our long term debt.

  o In May 2001, we completed the transfer of our servicing portfolio to Ocwen, which freed us from the significant cash drain associated with making  securitization  advances  (and the capital costs  associated  with making such advances), and of servicing a highly seasoned portfolio following three successive quarters of selling the securitization servicing rights for newly originated mortgage loans;

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

   We believe that our transfer of servicing to Ocwen and the Second Exchange Offer were essential steps in our continuing effort to restructure our operations and reduce our negative cash flow previously associated with our servicing operations and the Notes. There can be no assurances, however, that these or other factors described herein will not have a material adverse effect on our results of operations and financial condition. (See "-Forward Looking Statements and Risk Factors," beginning on page 31).

EXCESS CASHFLOW CERTIFICATES, NET

   We classify excess cashflow certificates that we receive upon the securitization of a pool of loans as "trading securities." The amount initially allocated to the excess cashflow certificates at the date of a securitization reflects their fair value. The amount recorded for the excess cashflow certificates is reduced for distributions which we receive as the holder of these excess cashflow certificates, and is adjusted for subsequent changes in the fair value of the excess cashflow certificates we hold.

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

    o  credit losses on the mortgage loans;

    o the London Inter-Bank Offered Rate ("LIBOR") forward curve (using current LIBOR as the floor rate); and

    o  a discount rate used to calculate present value.

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

   In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

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

     The following table shows our most recent changes to the month one and peak speed components of our prepayment assumptions - in the third quarter of 2001 and, prior to that, in the third quarter 2000:

            LOAN TYPE         SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
            ----------------------------------------------------------
            Fixed Rate:
               At Month One          4.00%                4.00%
               Peak Speed           30.00%               23.00%
            Adjustable Rate:
               At Month One          4.00%                4.00%
               Peak Speed           75.00%               50.00%


  (B) DEFAULT RATE. A default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts of 5.00% of the amount initially securitized at June 30, 2002 compared to 3.50% at June 30, 2001.

      Our loan loss assumption reflects our belief that:

       o prepayment speeds generally will be slower in the future than in the past;

       o the rise in home values will be flat or slightly moderate as compared to the past few years; and

       o borrowers will therefore be less able to refinance their mortgages to avoid default which may have an adverse effect on the non-performing loans in the securitizations trusts underlying our excess excess cashflow certificates.

  (C) LIBOR FORWARD CURVE. The London Interbank Offer Rate, or LIBOR, forward curve is used to project future interest rates, which affects our cash flow projections for each security. The projected cash flows are then discounted at 15% (see "-Discount Rate" below) to establish the fair market value of our excess cashflow certificates.

  (D) DISCOUNT RATE. We use a discount rate that we believe reflects the risks associated with our excess cashflow certificates. While quoted market prices on comparable excess cashflow certificates are not available, we compare our valuation assumptions and performance experience to our competitors' in the non-conforming mortgage industry. Our discount rate takes into account the asset quality and the performance of our securitized mortgage loans compared to that of the industry and other characteristics of our securitized loans. We quantify the risks associated with our excess cashflow certificates by comparing the asset quality and payment and loss performance experience of the underlying securitized mortgage pools to comparable industry performance. We believe that the practice of many companies in the non-conventional mortgage industry has been to add a spread for risk to the all-in cost of securitizations to determine their discount rate. From these comparisons, we have identified a spread that we add to the all-in cost of our mortgage loan securitization trusts' investor certificates. The discount rate we use to determine the present value of cash flows from excess cashflow certificates reflects increased uncertainty surrounding current and future market conditions, including without limitation, uncertainty concerning inflation, recession, home prices, interest rates and equity markets.

      We utilized a discount rate of 15% at June 30, 2002 compared to 13% at June 30, 2001 on all excess cashflow certificates, except those that at June 30, 2001 were subject to a NIM transaction we consummated in November 2000, for which we used an 18% discount rate. We increased the discount rate on these excess cashflow certificates during the period that the senior NIM securities remained outstanding, to account for the potentially higher risk associated with the residual cash flows expected to be received by the holder of the certificated interest in the NIM trust, which was subordinated to the multiple senior securities sold in the NIM transaction. As part of the Second Exchange Offer, all of the excess cashflow certificates that were subject to the November 2000 NIM transaction were transferred to the LLC. We did not increase the discount rate on the excess cashflow certificates from our latest two securitizations despite issuing NIM securities because the NIM securities in the most recent transactions were:

      o issued from a single securitization as compared to the November 2000 NIM transaction, which was backed by a combination of six securitizations issued between September 1997 and March 1999 resulting in more volatility or variability in determining the timing of cash flows to be received by the NIM; and

      o issued from a new securitization as compared to the November 2000 NIM transaction, which was backed by several seasoned securitization trusts. The predictability in determining the timing of cash flows for the first two years on a newly issued securitization is typically higher than securitizations that have been outstanding for a greater period of time because defaults or losses to the trust within the first few years of issuance are typically lower and more predictable compared to a securitization that has been outstanding for a longer period of time (a more seasoned transaction). Therefore, there is a higher probability in determining the timing of cash flows to the NIM investor on a new issuance securitization as compared to a seasoned transaction.

    At March 31, 2002, we recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates, totaling $2.1 million, relating to the timing of excess cashflows that are to be received by the excess cashflow certificate after the release or "stepdown" of the overcollateralization account.

The following table summarizes the excess cashflow activity for the six months ended June 30, 2002 and 2001 (dollars in thousands):

                                                        June 30,    June 30,
                                                          2002        2001
                                                        --------    --------
      Balance, beginning of period                      $16,765     216,907
      New excess cashflow certificates                    6,059       7,031
      Cash received from excess cashflow certificates      (729)     (7,333)
      Net accretion excess cashflow certificates            755      10,933
      Fair Value Adjustment                              (2,085)       (661)
      Sales                                                  --      40,402
                                                         -------    --------
      Balance, end of period                             20,765     186,475

      Our valuation of retained excess cashflow certificates is highly dependent upon the reasonableness of our assumptions and the predictiveness of the relationships that drive the results of our valuation model. The assumptions we utilize, described above, are complex, as we must make judgment calls about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more complex.

      In volatile markets, like those we have experienced in 2001 and in 2002, there is increased risk that our actual results may vary significantly from our assumed results. And the greater the time period over which the uncertainty will exist, the greater the potential volatility for our valuation assumptions.

      For example, assumptions regarding prepayment speeds, defaults, and LIBOR rates are used in estimating fair values of our excess cashflow certificates. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, or LIBOR is higher than anticipated, we may be required to write down the value of such certificates. While we believe that our assumptions are reasonable estimates using our historical loan performance and the performance of similar mortgage pools from other lenders - in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things - these are just estimates and it is virtually impossible to predict the actual level of prepayments and losses, which are also driven by consumer behavior.

DEFERRED TAX ASSET

   As of June 30, 2002, we carried a deferred tax asset, net of $5.6 million on our consolidated financial statements - comprised primarily of federal and state net operating losses or "NOLs" less the tax impact and a valuation allowance.

   As of June 30, 2002, we have a gross deferred tax asset of $50.0 million and a valuation allowance of $44.4 million. Following two successive years of posting significant losses, and the modest amount of earnings we have earned over the past few quarters and project to earn over the next several quarters, we believe it was appropriate to establish this valuation allowance under GAAP. If we are able to continue to record earnings in upcoming years, we expect to:

     o utilize a larger amount of the gross deferred tax asset to offset the majority of such earnings; and

     o potentially decrease the amount of, and/or eliminate, the valuation allowance in accordance with GAAP.

   As of June 30, 2002, federal and state NOLs carryforwards totaled $98.7 million, with $13.7 million expiring in 2019, $12.4 million expiring in 2020, and $72.6 million expiring in 2021.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 2002  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

GENERAL

   Our net income for the three months ended June 30, 2002 was $4.0 million, or $0.25 per share, basic and $0.23 per share, diluted, compared to a net loss of $16.5 million, or $1.04 per share, basic and diluted, for the three months ended June 30, 2001. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues decreased $3.6 million, or 14% to $21.5 million for the three months ended June 30, 2002, from $25.1 million for the comparable period in 2001. The decrease in revenue was primarily attributable to lower interest income from our excess cashflow certificates as we transferred the majority of these certificates as part of our Second Exchange Offer in 2001. In addition, we did not receive any servicing fees due to the transfer of our servicing portfolio to Ocwen in May of 2001. (See "-Corporate Restructuring, Debt Modification and Debt Restructuring").

   We originated $210.1 million of mortgage loans for the three months ended June 30, 2002, representing a 27% increase from $165.1 million of mortgage loans originated for the comparable period in 2001. We securitized $200.0 million and sold $35.4 million of loans, on a servicing-released basis during the three months ended June 30, 2002, compared to $165.0 million and $20.7, respectively, during the same period in 2001.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the non-cash excess cashflow certificates retained by us in a securitization for each period, (b) the cash premium purchase price we receive in connection with selling an interest-only certificate in a securitization for each period, (c) the cash purchase price we receive in connection with selling a NIM note, net of overcollateralization amount and interest rate cap, (d) the cash premium received from selling mortgage servicing rights in connection with each securitization, and/or the fair value of the non-cash capitalized mortgage servicing rights associated with loans securitized in each period, and (e) the cash premiums earned from selling whole loans on a servicing-released basis, (2) less the (i) costs associated with securitizations, (ii) any hedge loss (gain) associated with a particular securitization, and (iii) any loss associated with loans sold at a discount.

   Net gain on sale of mortgage loans decreased $0.5 million, or 3%, to $14.7 million for the three months ended June 30, 2002, from $15.2 million for the comparable period in 2001. This decrease was primarily due to lower gain on sale percentage recognized on the fair value of our non cash excess cashflow certificates during the second quarter in 2002 compared to the same period in 2001. This was due to change in assumptions used to value the certificate (See "-Excess Cashflow Certificates, net"). This decrease was partially offset by higher cash proceeds recognized on securitization, net of related expenses compared to same period in 2001. In addition, the Company recorded higher cash premiums earned on whole loan sales for the three months ended June 30, 2002. For the three months ended June 30, 2002, 83% of the net gain on sale of mortgage loans represented cash proceeds as compared to 54% of the net gain on sale of mortgage loans in the same period in 2001.

   INTEREST INCOME. Interest income primarily represents the sum of (1) the gross cash interest we earn on loans held for sale, (2) the cash we receive from our excess cashflow certificates, (3) the non-cash mark-to-market or non-cash valuation adjustments to our excess cashflow certificates to reflect changes in fair value, and (4) the cash interest earned on bank accounts.

   Interest income decreased $2.0 million, or 38%, to $3.2 million for the three months ended June 30, 2002, from $5.2 million for the comparable period in 2001. The decrease in interest income was primarily due to lower revenues from our retained excess cashflow certificates, as we transferred the majority of these certificates as part of our Second Exchange Offer in 2001 (See "-Corporate Restructuring, Debt Modification and Debt Restructuring").

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue we receive, less the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights.

   We did not receive any servicing fees during the three months ended June 30, 2002, as a result of us transferring our entire servicing portfolio to Ocwen in May of 2001. For the three months ended June 30, 2001, servicing fees totaled $0.8 million.

   NET ORIGINATION FEES AND OTHER INCOME. Net origination fees and other income represent (1) fees earned on broker and retail originated loans, (2) premiums paid to originate mortgage loans and (3) other miscellaneous income, if any.

   Net origination fees and other income decreased $0.3 million, or 8%, to $3.6 million for the three months ended June 30, 2002, from $3.9 million for the comparable period in 2001. During the three months ended June 30, 2002 our production mix represented 62% of broker loans and 38% of retail loans, compared to 50% and 50%, respectively, in the same period in 2001. The production mix resulted in a decrease in origination fees since the increase in broker loans generated higher broker premium fees and the decrease in the retail loans created lower origination fees.

EXPENSES

   Total expenses decreased by $24.1 million, or 58%, to $17.4 million for the three months ended June 30, 2002, from $41.5 million for the comparable period in 2001. The Company recorded several charges in the second quarter of 2001 relating to, among other things, its corporate and debt restructuring, including: (1) the Company's disposition and transfer of its servicing portfolio to Ocwen in May 2001, (2) capital charges associated with repurchasing our interest and servicing advance securitizations prior to the transfer of the servicing portfolio, (3) a change in accounting estimates regarding the life expectancy of the Company's computer-related equipment, and (4) a charge for reserves primarily against a pool of non-performing loans, which the Company ultimately sold in July 2001. In addition, expenses were lower in the second quarter of 2002 due to significantly lower interest expense resulting from our extinguishing approximately $139.2 million of Notes in the Second Exchange Offer (See "-Corporate Restructuring, Debt Modification and Debt Restructuring"). Lastly, the Company recorded lower warehouse financing costs due to lower borrowing costs during 2002.

   PAYROLL AND RELATED  COSTS.    Payroll and related  costs  include  salaries,
benefits and payroll taxes for all employees.

   Payroll and related costs decreased by $1.9 million, or 16%, to $10.1 million for the three months ended June 30, 2002, from $12.0 million for the comparable period in 2001. The decrease was primarily the result of a downsizing we effectuated, as part of our overall corporate restructuring, related to our transfer of servicing operation in May 2001.

   INTEREST EXPENSE.     Interest expense includes the borrowing costs under our
warehouse credit facilities to finance loan originations, equipment financing and the Notes.

   Interest expense decreased by $4.5 million, or 75%, to $1.5 million for the three months ended June 30, 2002 from $6.0 million for the comparable period in 2001. The decrease was primarily due to (i) our extinguishing $139.2 million of Notes, and the corresponding interest expense related thereto, and (ii) lower warehouse financing costs due to lower borrowing costs. The average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds, decreased on average to 1.8% for the three months ended June 30, 2002, compared to an average of 4.3% for the same period in 2001.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses decreased $17.8 million, or 75%, to $5.8 million for the three months ended June 30, 2002, from $23.6 million for the comparable period in 2001. The second quarter of 2001 included expenses primarily associated from the (1) Company's disposition and transfer of our servicing portfolio in May 2001 to Ocwen (2) capital charges previously associated with our interest and servicing advance securitizations prior to the transfer of the servicing portfolio, (3) a change in accounting estimates regarding the life expectancy of the Company's computer-related equipment, (4) a charge for reserves primarily against a pool of non-performing loans, which the Company ultimately sold in July 2001 and (5) debt restructuring cost associated with the Company's Second Exchange Offer.

   INCOME TAXES. Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates. We recorded a tax provision of $0.1 million primarily related to excess inclusion income generated by our excess cashflow certificates, for the period ended June 30, 2002 and 2001, respectively. Excess inclusion income cannot be offset by our NOL's under the REMIC tax laws. It is primarily caused by the REMIC securitization trust utilizing cash, that otherwise would have been paid to us as holder of the excess cashflow certificate, to make payments to other security holders, to create and/or maintain overcollateralization by artificially paying down the principal balance of the asset-backed securities.

   Going forward, we expect to continue to incur a modest amount of excess inclusion income, which we will be unable to offset with our NOL's.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

  GENERAL

   The Company's net income for the six months ended June 30, 2002 was $6.2 million, or $0.39 per share, basic and $0.37 diluted, compared to net loss of $50.3 million, or $3.17 per share, basic and diluted, for the six months ended June 30, 2001. Comments regarding the components of net loss are detailed in the following paragraphs.

  REVENUES

   Total revenues increased $19.1 million, or 87%, to $41.1 million for the six months ended June 30, 2002, from $22.0 million for the comparable period in 2001. The increase in revenue was primarily attributable to our $25.4 million write down of five excess cashflow certificates sold in 2001 for a cash purchase price significantly below our carrying value of such excess cashflow certificates. In addition, the increase was also attributable to a higher net gain on sale in 2002 when we completed securitizations totaling $375.0 million, compared to 2001, when we completed securitizations totaling $165.0 million. These increases in revenue were partially offset by a decrease in interest income from our retained excess cashflow certificates, as we transferred the majority of these certificates as part of our Second Exchange Offer in 2001 and by us not receiving any servicing fees following the transfer of our servicing portfolio to Ocwen in May 2001. (See "-Corporate Restructuring, Debt Modification and Debt Restructuring").

   The Company originated $400.1 million of mortgage loans for the six months ended June 30, 2002, representing a 19% increase from $335.8 million of mortgage loans originated for the comparable period in 2001. The Company securitized and sold $449.1 million in loans during the six months ended June 30, 2002, representing a 36% increase from $330.0 million securitized or sold in the comparable period in 2001.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans increased $5.9 million, or 28%, to $27.1 million for the six months ended June 30, 2002, from $21.2 million for the comparable period in 2001. This increase was primarily due to (i) an increase in the amount of loans securitized and sold compared to 2001 and (ii) our selling a higher percentage of whole loan sales, instead of securitizing (which typically results in a higher net gain on sale percentage than whole loan sales), during 2001. We securitized $375.0 million and sold $74.1 million of mortgage loans on a servicing-released basis in 2002, compared to $165.0 million of loans securitized and $165.0 million of mortgage loans sold during the same period in 2001.

   INTEREST INCOME. Interest income increased $16.6 million, or 175%, to $7.1 million for the six months ended June 30, 2002, from $(9.5) million for the comparable period in 2001. The increase in interest income was primarily due to a $25.4 million write down of excess cashflow certificates in 2001 in connection with the sale of such certificates for a cash purchase price of $15.0 million. The increase was also attributed to a higher average loan balance (and, consequently, more interest earned on loans held for sale) in 2002 compared to the same period in 2001. The increase was partially offset by a decrease in revenues from our excess cashflow certificates, as we transferred the majority of these certificates as part of our Second Exchange Offer in 2001 (See "-Corporate Restructuring, Debt Modification and Debt Restructuring").

      SERVICING FEES. We did not receive any servicing fees during the six months ended June 30, 2002, as a result of us transferring our entire servicing portfolio to Ocwen in May of 2001. For the six months ended June 30, 2001, servicing fees totaled $3.0 million.

   NET ORIGINATION FEES AND OTHER INCOME. Origination fees decreased $0.5 million, or 7%, to $6.9 million for the six months ended June 30, 2002, from $7.4 million for the comparable period in 2001. During the six months ended June 30, 2002, we had a production mix of 66% broker loans and 34% retail loans, compared to 56% and 44%, respectively, in the same period in 2001. The production mix resulted in a decrease in origination fees since the increase in broker loans generated higher broker premium fees and the decrease in the retail loans created lower origination fees.

EXPENSES

      Total expenses decreased by $37.1 million, or 52%, to $34.6 million for the six months ended June 30, 2002, from $71.7 million for the comparable period in 2001. The first half of 2001 included expenses associated primarily with: (1) the Company's disposition and transfer of its servicing portfolio to Ocwen in May 2001, (2) capital charges associated with repurchasing our interest and servicing advance securitizations prior to the sale of the servicing portfolio,
(3) a change in accounting estimates regarding the life expectancy of the Company's computer-related equipment in 2001, and (4) a charge for reserves primarily against a pool of non-performing loans, which the Company ultimately sold in July 2001. In addition, in 2002, we had a significantly lower interest expense resulting from our extinguishing approximately $139.2 million of Notes in the Second Exchange Offer (see "-Corporate Restructuring, Debt Modification and Debt Restructuring"). Lastly, we recorded lower warehouse financing costs due to lower borrowing costs during 2002.

   PAYROLL AND RELATED COSTS. Payroll and related costs decreased by $3.5 million, or 15%, to $19.8 million for the six months ended June 30, 2002, from $23.3 million for the comparable period in 2001. The decrease was primarily the result of a downsizing effectuated, as part of our overall corporate restructuring, related to our transfer of our servicing operations in May 2001.

   INTEREST EXPENSE. Interest expense decreased by $8.8 million, or 75%, to $3.0 million for the six months ended June 30, 2002 from $11.8 million for the comparable period in 2001. The decrease was primarily due to (i) our extinguishing $139.2 million of Notes, and the corresponding interest expense related thereto, and (ii) lower warehouse financing costs due to lower borrowing costs. The average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds, decreased on average to 1.8% for the six months ended June 30, 2002, compared to an average of 4.9% for the same period in 2001.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $23.6 million, or 67%, to $11.8 million for the six months ended June 30, 2002, from $35.4 million for the comparable period in 2001. The first half of 2001 included expenses primarily associated with (1) the Company's disposition and transfer of its servicing portfolio in May 2001 to Ocwen (2) capital charges previously associated with our interest and servicing advance securitizations prior to the sale of the servicing portfolio, (3) a change in accounting estimates regarding the life expectancy of the Company's computer-related equipment, (4) a charge for reserves primarily against a pool of non-performing loans, which the Company ultimately sold in July 2001 and (5) debt restructuring cost associated with the Company's Debt Exchange Offer.

   INCOME TAXES. We recorded a tax provision of $0.3 million and $0.6 million, primarily related to excess inclusion income generated by our excess cashflow certificates, for the period ended June 30, 2002 and 2001, respectively.

FINANCIAL CONDITION

JUNE 30, 2002 COMPARED TO DECEMBER 31, 2001

   CASH AND INTEREST-BEARING DEPOSITS. Cash and interest-bearing deposits decreased $3.5 million, or 55%, to $2.9 million at June 30, 2002, from $6.4 million at December 31, 2001. The decrease is primarily due to us utilizing operating cash to fund our production of mortgage loans.

   LOANS HELD FOR SALE, NET. Loans held for sale, net decreased $60.4 million, or 64%, to $34.0 million at June 30, 2002, from $94.4 million at December 31, 2001. This decrease was primarily due to the net difference between loan originations and loans securitized or sold during the six months ended June 30, 2002.

   ACCRUED INTEREST RECEIVABLE. Accrued interest receivable decreased $0.7 million, or 92%, to $0.1 million at June 30, 2002, from $0.8 million at December 31, 2001. This decrease was primarily due to a lower amount of loans held for sale at June 30, 2002 compared to December 31, 2001.

   EXCESS CASHFLOW CERTIFICATES, NET. Excess cashflow certificates, net increased $4.0 million, or 24%, to $20.8 million at June 30, 2002, from $16.8 million at December 31, 2001. This increase was primarily due to us recording new excess cashflow certificates, totaling $6.1 million from loans securitized in the first two quarters of 2002. This increase was partially offset by a fair value mark-to-market adjustment of our excess cashflow certificates, reflecting the change in fair value of such excess cashflow certificates.

   EQUIPMENT, NET. Equipment, net, decreased $1.6 million, or 32%, to $3.4 million at June 30, 2002, from $5.0 million at December 31, 2001. This decrease primarily reflects the periodic depreciation of our fixed assets.

   WAREHOUSE FINANCING AND OTHER BORROWINGS. Warehouse financing and other borrowings decreased $66.2 million, or 74%, to $23.4 million at June 30, 2002, from $89.6 million at December 31, 2001. This decrease was primarily attributable to a lower amount of monies borrowed under our warehouse credit facilities, which are used to fund our loans held for sale.

   SENIOR NOTES. Senior notes totaled $10.8 million at June 30, 2002 and December 31, 2001. The senior notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

   ACCOUNTS PAYABLE AND ACCRUED EXPENSE. Accounts payable and accrued expense decreased $1.1 million, or 5%, to $19.1 million at June 30, 2002 from $20.2 million at December 31, 2001. This decrease was primarily the result of timing of various operating accruals and payables.

LIQUIDITY AND CAPITAL RESOURCES

   We require substantial amounts of cash to fund our loan originations, securitization activities and operations. The Company has historically operated on a negative cash flow basis due primarily to increase in the volume of loan originations and the growth of its securitization program. During the second quarter of 2002, the Company reduced its negative cash flow and achieved a positive cash flow from operations. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we continue to increase our loan production to generate sufficient additional revenues from our securitizations and loan sales to offset our current cost structure and negative cash flow, we believe we can generate positive cash flow within the foreseeable future, as we did this quarter. There can be no assurance, however, that we will be continue generating positive cash flow within the foreseeable future or at all.

   Currently, our primary sources of cash - the vast majority of which we typically generate towards the end of the quarter when we securitize and/or sell our mortgage loans on whole loan basis - include:

     o  the  premiums  we  receive   from   selling  NIM  and/or   interest-only
        certificates and mortgage servicing rights in connection with our securitizations;

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

     o as part of our Second Debt Restructuring, at the time of the signing of the Letter of Intent in February 2001, we obtained approximately $2.5 million of residual financing secured by several of our excess cashflow certificates. We received approximately $7.1 million of additional residual financing secured primarily by additional excess cashflow certificates following the consummation of the consent solicitation and the execution of the third supplemental indenture in March 2001. Also in March 2001, we entered into a sale agreement to sell five excess cashflow certificates for a $15.0 million cash purchase price. As customary with sales of similar assets, the cash settlement did not occur until the pools of mortgage loans underlying the six excess cashflow certificates were transferred to an agreed upon servicer to service the pool of mortgage loans for the benefit of the purchaser. The purchaser of these five excess cashflow certificates provided bridge financing, in the form of residual financing described above, until the transfer of servicing in May 2001. We used these proceeds to repay the residual financing and have been using the balance of the proceeds, together with the initial residual financing, for working capital. Because these excess cashflow certificates were sold at a significant discount to our book value for such excess cashflow certificates, we recorded $25.4 million pre-tax non-cash charge in the first quarter of 2001.

   Currently, our primary sources of liquidity continue to be, subject to market conditions:

        o on-balance sheet warehouse financing and other secured financing facilities (e.g., capital leasing);

        o securitizations of mortgage loans and our corresponding sale of NIM and/or interest-only certificates (depending upon the securitization structure) and mortgage servicing rights;

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

   To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a few lenders to provide the primary credit facilities for our loan originations. At June 30, 2002 we had two $200 million committed credit line warehouse facilities each with a variable interest rate and a maturity date of May 2003. There can be no assurance that we will be able to renew these warehouse facilities at their maturity, or obtain new ones, at terms satisfactory to us or at all.

   We are required to comply with various operating and financial covenants as provided in our warehouse agreements, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. Additionally, we are required to comply with restrictive covenants in connection with our Series A preferred stock and our warrants. We believe we are in compliance with such covenants as of June 30, 2002.

   We have  repurchase  agreements  with certain of the  institutions  that have purchased mortgages. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans, which were sold with recourse, is $3.1 million at June 30, 2002 and $4.8 million at June 30, 2001. We have an allowance for recourse losses of $1.3 million at June 30, 2002 and $1.7 million at June 30, 2001, respectively.

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

   If the value of the hedges decrease, offsetting an increase in the value of the loans, upon settlement with our hedge counterparty, we will pay the hedge loss in cash and then realize the corresponding increase in the value of the loans as part of our net gain on sale of mortgage loans through either the excess cashflow certificates we retain from securitization or from whole loan sale premiums. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, upon settlement with our hedge counterparty, we will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in either the value of the corresponding excess cashflow certificates or whole loan sale premiums.

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

   We did not hedge during the quarters ended June 30, 2002 and 2001.

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

     o Our ability or inability to continue our practice of securitizing mortgage loans held for sale, as well as our ability to utilize optimal securitization structures (including the sale of NIM or interest-only certificates, and the sale of servicing rights, at the time of securitization) at terms favorable to us;

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

     o In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Lawss. 349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and
        (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary
                                       32

        restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three intervenors' properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to certain of our borrowers, in accordance with a settlement agreement entered into by and between Delta and the NYSBD. In or about October 1999 and November 1999, respectively, we and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, plaintiffs filed a motion for class certification, which we opposed in February 2000, and was ultimately withdrawn without prejudice by plaintiffs in January 2001. In February 2002, we executed a settlement agreement with plaintiffs, pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. A fairness hearing was held in May 2002 and we are awaiting a decision from the Court. We believe that the Court will approve the settlement, but if it does not, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

     o In or about July 1999, we received notice that we had been named in a lawsuit filed in the United States District Court for the Western District of New York, alleging that amounts collected and maintained by us in certain borrowers' tax and insurance escrow accounts exceeded certain statutory (RESPA) and/or contractual (the respective borrowers' mortgage agreements) ceilings. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that our practices violated applicable statutes and/or the mortgage agreements, (c) injunctive relief, and (d) unspecified compensatory and punitive damages (including attorneys' fees). In October 1999, we filed a motion to dismiss the complaint. In or about November 1999, the case was transferred to the United States District Court for the Northern District of Illinois. In February 2000, the plaintiff opposed our motion to dismiss. In March 2000, the Court granted our motion to dismiss in part, and denied it in part. In February 2002, we executed a settlement agreement with plaintiffs pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. A fairness hearing was held June 2002, at which point the Court approved the settlement. The Company and plaintiffs' counsel are in the process of administering the settlement.

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

     o In or about April 2000, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau
        County, alleging that we had improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with us. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. We answered the complaint in June 2000. In March 2001, we filed a motion for summary judgment, which was opposed by plaintiffs in March 2001, and we filed reply papers in April 2001. In June 2001, our motion for summary judgment dismissing the complaint was granted. In August 2001, plaintiffs appealed the decision. In August 2002, we executed a settlement agreement with plaintiffs pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. We anticipate that a fairness hearing will be scheduled in the upcoming months, at which time we further anticipate that the Court will approve the settlement. In the event the settlement is not approved, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.

    The annual meeting of stockholders was held on May 7, 2002. At the meeting, Hugh.Miller and Margaret A. Williams were elected as Class III Directors for a term of three years. Sidney A. Miller, Martin D. Payson, Richard Blass and Arnold B. Pollard continue to serve as members of the Board of Directors.

            Votes cast in favor of Mr. Miller's selection totaled 14,459,420, while 42,890 votes were withheld.

            Votes cast in favor of Ms. Williams's selection totaled 14,223,120, while 279,190 votes were withheld.

   The stockholders also voted to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. Votes cast in favor of this ratification were 14,483,135, while votes cast against were 18,875 and abstentions totaled 300.

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


                                              DELTA FINANCIAL CORPORATION
                                                      (Registrant)

Dated: August 13, 2002
                                              By:     /S/ HUGH MILLER
                                                   -----------------------------
                                                      Hugh Miller
                                                      PRESIDENT & CHIEF
                                                      EXECUTIVE OFFICER


                                              By:     /S/ RICHARD BLASS
                                                   -----------------------------
                                                      Richard Blass
                                                      EXECUTIVE VICE PRESIDENT
                                                      AND
                                                      CHIEF FINANCIAL OFFICER

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   I, Hugh Miller, President and Chief Executive Officer of Delta Financial Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13 day of August, 2002.


                                      /s/HUGH MILLER
                                    -------------------------------------
                                     Hugh Miller
                                     PRESIDENT AND CHIEF EXECUTIVE
                                     OFFICER

      CERTIFICATION OF EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   I, Richard Blass, Executive Vice President and Chief Financial Officer of Delta Financial Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13 day of August, 2002.


                                      /s/RICHARD BLASS
                                    -------------------------------------
                                     Richard Blass
                                     EXECUTIVE VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER