Form 10-Q
period 2002-09-30
DELTA FINANCIAL CORP
filed 2002-11-13
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

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

                                    NO CHANGE
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

      As of September 30, 2002, 15,904,049 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

PART I   - FINANCIAL INFORMATION                                        Page No.

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of September 30, 2002 and
           December 31, 2001.................................................. 1

           Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2001............. 2

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2002 and September 30, 2001.................... 3

           Notes to Consolidated Financial Statements......................... 4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................9

Item 4.    Controls and Procedures............................................35

PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................35

Item 2.    Changes in Securities and Use of Proceeds..........................37

Item 3.    Defaults Upon Senior Securities....................................37

Item 4.    Submission of Matters to a Vote of Security Holders................37

Item 5.    Other Information..................................................37

Item 6.    Exhibits and Current Reports on Form 8-K.......................... 37

Signatures....................................................................39

Certifications pursuant to the Sarbanes-Oxley Act of 2002.....................40

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  SEPTEMBER 30,   DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         2002            2001
                                                   ----------      -----------
ASSETS
Cash and interest-bearing deposits                 $  3,896     $     6,410
Accounts receivable                                   4,294           4,062
Loans held for sale, net                             31,177          94,407
Accrued interest receivable                               8             812
Excess cash flow certificates, net                   23,235          16,765
Equipment, net                                        2,884           4,998
Prepaid and other assets                              2,659             752
Deferred tax asset, net                               5,600           5,600
                                                   --------        --------
   Total assets                                    $ 73,753       $ 133,806
                                                   ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable                                       $    610           1,267
Warehouse financing and other borrowings             20,359          89,628
Senior Notes                                         10,844          10,844
Accounts payable and accrued expenses                17,166          20,217
                                                   --------        --------
   Total liabilities                                 48,979         121,956
                                                   --------        --------

STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $.01 par value.
   Authorized 150,000 Shares, 139,156 shares
   outstanding at September 30, 2002 and
   December 31, 2001                                 13,916          13,916
Common stock, $.01 par value. Authorized
   49,000,000 shares;  16,020,849 shares
   issued and 15,904,049 shares outstanding
   at September 30, 2002 and 16,000,542 shares
   issued and 15,883,749 shares outstanding at
   December 31, 2001                                    160             160
Additional paid-in capital                           99,481          99,472
Retained deficit                                    (87,465)       (100,380)
Treasury stock, at cost (116,800 shares)             (1,318)         (1,318)
                                                   ---------       ---------
   Total stockholders' equity                        24,774          11,850
                                                   ---------       ---------
     Total liabilities and stockholders' equity    $ 73,753         133,806
                                                   =========       =========

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                   ----------------------          ----------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       2002           2001             2002            2001
                                                   -------        -------          -------        -------
REVENUES
   Net gain on sale of mortgage loans             $ 15,716          2,570           42,779         23,773
   Interest                                          2,267       (16,075)            9,394       (25,621)
   Servicing fees                                       --             --               --          2,983
   Net origination fees and other income             3,723          3,141           10,641         10,529
                                                  --------       --------          -------       --------
       Total revenues                               21,706       (10,364)           62,814         11,664
                                                  --------       --------          -------       --------
EXPENSES
   Payroll and related costs                        10,211          9,945           29,987         33,228
   Interest expense                                  1,223          2,928            4,239         14,749
   General and administrative                        5,710          7,125           17,557         42,518
   Restructuring and other special charges              --          1,432               --          2,678
                                                  --------       --------          -------       --------
       Total expenses                               17,144         21,430           51,783         93,173
                                                  --------       --------          -------       --------

Income (loss) before income tax expense
    (benefit) and extraordinary item                 4,562       (31,794)           11,031       (81,509)
Provision for income tax (benefit) expense         (2,136)          1,861          (1,884)          2,426
                                                  --------      ---------          -------       --------
Income (loss) before extraordinary item              6,698       (33,655)           12,915       (83,935)

Extraordinary item, net of tax -
     Loss on early extinguishment of debt               --       (19,255)               --       (19,255)
                                                  --------      ---------          -------      ---------
       Net income (loss)                          $  6,698       (52,910)           12,915      (103,190)
                                                  ========      =========          =======      =========

Basic earnings per common share:
    Income (loss) before extraordinary item       $   0.42     $   (2.12)          $  0.81      $  (5.28)
    Extraordinary item, net of tax                     --          (1.21)               --         (1.21)
                                                  --------     ----------          -------      ---------
    Net income (loss) per share                   $   0.42         (3.33)          $  0.81      $  (6.49)
                                                  ========     ==========          =======      =========
Diluted earnings per common share:
     Income (loss) before extraordinary item      $   0.39     $   (2.12)          $  0.76      $  (5.28)
     Extraordinary item, net of tax                     --         (1.21)               --         (1.21)
                                                  --------     ----------          -------      ---------
     Net income (loss) per share                  $   0.39         (3.33)             0.76         (6.49)
                                                  ========     ==========          =======      =========

Basic -weighted average number of
  shares outstanding                             15,904,049     15,883,749       15,892,012     15,883,749
                                                 ==========     ==========       ==========     ==========
Diluted -weighted average number of
  shares outstanding                             17,112,868     15,902,309       16,966,217     15,908,496
                                                 ==========     ==========       ==========     ==========

See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                        2002              2001
                                                                            -------           -------
Cash flows from operating activities:
    Net income (loss)                                                        $12,915         (103,190)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Provision for loan and recourse losses                                    453            2,293
       Depreciation and amortization                                           2,585            7,260
       Extraordinary loss on early extinguishment of debt                         --           19,255
       Deferred origination costs                                                571               12
       Excess cash flow certificates received in
          securitization transactions, net                                    (6,470)          50,472

Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                  (232)          17,101
    Decrease (increase) in loans held for sale, net                           62,263          (91,613)
    Decrease in accrued interest receivable                                      804            9,906

     (Increase) decrease in prepaid and other assets                          (1,907)          32,556
    Decrease in accounts payable and accrued expenses                         (3,108)            (188)
    Decrease in investor payable                                                  --          (69,489)
    Decrease in advance payments by borrowers for taxes and insurance             --          (12,940)
                                                                            ---------        ---------
              Net cash provided by (used in) operating activities             67,874         (138,565)
                                                                            ---------        ---------

Cash flows from investing activities:
    (Purchase) disposition of equipment                                         (471)           1,749
                                                                            ---------        ---------
              Net cash (used in) provided by investing activities               (471)           1,749
                                                                            ---------        ---------

Cash flows from financing activities:
    (Repayments of) proceeds from warehouse financing and
        other borrowings                                                     (69,269)          78,514
    (Decrease) increase in bank payable, net                                    (657)             426
    Proceeds from exercise of stock options                                        9               --
                                                                           ----------        ---------
              Net cash used in financing activities                          (69,917)         (78,940)
                                                                           ----------        ---------


Net decrease in cash and interest-bearing deposits                            (2,514)         (57,876)
Cash and interest-bearing deposits at beginning of period                      6,410           62,270
                                                                            ---------        ---------
Cash and interest-bearing deposits at end of period                        $   3,896            4,394
                                                                            =========        =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
    Interest                                                               $   4,531           11,551
                                                                           =========         ========
    Income taxes                                                           $     208               80
                                                                           =========         ========

           See accompanying notes to consolidated financial statements

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

   We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. You should read the accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2001. The results of operations for the three- and nine-month periods ended September 30, 2002 is not necessarily indicative of the results that will be expected for the entire year.

   We have made all adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. We have reclassified certain prior period amounts in the financial statements to conform to the current year presentation.

(2)   CORPORATE RESTRUCTURING, DEBT MODIFICATION, AND DEBT RESTRUCTURING

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

   We have accrued restructuring charges related to the write down of lease obligations of $0.2 million and $0.6 million at September 30, 2002 and December 31, 2001, respectively. There were no additional accruals recorded during the nine months ended September 30, 2002.

   DEBT MODIFICATION AND DEBT RESTRUCTURING

   In August 2000, we announced an agreement to modify the terms of the indenture governing our senior notes (the "Debt Modification"). With the consent of the holders of greater than fifty percent of our senior notes, we modified a negative pledge covenant in the senior notes indenture, which had previously prevented us from selling or otherwise obtaining financing by using our excess cashflow certificates as collateral. In consideration for the senior noteholders' consent, we agreed, in an exchange offer (the "First Exchange Offer"), to offer then current holders the opportunity to exchange their then existing senior notes for (a) new senior secured notes and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. The senior secured notes have the same coupon, face amount and maturity date as the senior notes and up until the Second Debt Restructuring (see below) were secured by at least $165 million of our excess cashflow certificates. The First Exchange Offer was consummated in December 2000, with holders of approximately $148.2 million (of $150 million) of senior notes tendering in the exchange.

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

   The LLC is controlled by the former noteholders that now hold all the voting membership interests in the LLC. As part of the transaction, we obtained a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC for the first three years (through June 2004) and, thereafter, 10% of the net cash flows from the LLC. The net cash flows from the LLC are equal to the total cash flows generated by the assets held by the LLC for a particular period, less (a) all expenses of the LLC, (b) certain related income tax payments, and (c) New York State Banking Department subsidy payments. We began receiving distributions from the LLC in the first quarter of 2002 from a fourth quarter 2001 distribution.

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

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                  -------------------              -------------------
 (DOLLARS IN THOUSANDS, EXCEPT EPS DATA)          2002           2001              2002           2001
--------------------------------------------------------------------------------------------------------
Net income (loss) from operations                 $6,698      $(33,655)           $12,915      $(83,935)
Basic - weighted-average shares               15,904,049     15,883,749        15,892,012     15,883,749
Basic EPS                                          $0.42        $(2.12)             $0.81        $(5.28)

Basic - weighted-average shares               15,904,049     15,883,749        15,892,012     15,883,749
Incremental shares-options                     1,208,819         18,560         1,074,205         24,747
--------------------------------------------------------------------------------------------------------
Diluted - weighted-average shares             17,112,868     15,902,309        16,966,217     15,908,496
Diluted EPS                                        $0.39        $(2.12)             $0.76        $(5.28)

 (4) IMPACT OF NEW ACCOUNTING STANDARDS

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

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 will have an impact on the financial position, results of operations, or cash flows of the Company.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. There was no impact on our financial condition or results of operations upon adoption of SFAS No. 144 on January 1, 2002.

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

   In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under EITF Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, the Statement affirms FASB's view that fair value is the most relevant and faithful representation of the economics of a transaction. We expect that the adoption of SFAS No. 146 on January 1, 2003 will not have a material impact on our consolidated balance sheet or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SET FORTH THEREIN.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

   EXCESS CASHFLOW CERTIFICATES. Our excess cashflow certificates primarily consist of the right to receive the future excess cash flows from a pool of securitized mortgage loans. Our interest in these certificates generally consists of the following:
  o The interest spread between the coupon on the underlying mortgage loans and the cost of financing (which, when we sell NIM notes, is only received after the NIM Notes are paid in full);
  o On our 2002 securitizations, prepayment penalties received from borrowers who payoff their loans early in their life (which, when we sell NIM notes, is only received after the NIM Notes are paid in full ); and
  o Overcollateralization, which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans (and which we describe in greater detail below under "Securitization").

   The excess cash flow we receive is highly dependent upon the interest rate environment to the extent basis risk exists between the securitization trust's assets and liabilities. For instance, in this quarter's securitization, the cost of financing for the securitized loans is indexed against 1 month LIBOR meaning that each month the interest rate received by the pass through certificate holders may adjust (upwards or downwards) as 1 month LIBOR changes(liability), while a significant amount of the underlying mortgage loans in the securitization trust have a fixed note rate for at least 3 years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, which in turn will increase or decrease the value of our excess cashflow certificates.

   In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

   We believe the accounting estimates related to the valuation of our excess cashflow certificates is a "critical accounting estimate" because it can materially effect net income and require us to forecast interest rates, mortgage principal payments, prepayments, and loan loss assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical collateral performance data and published forward LIBOR curves when modeling future expected excess cashflows. We believe the value of our excess cashflows certificates is fair, but can provide no assurance that future prepayment and loss experience or changes in their required market discount rate will not require write-downs of the excess cashflow certificate asset. Write-downs would reduce income of future periods.

GENERAL

   Delta Financial Corporation (together with its subsidiaries, "Delta" or "we" or "the Company") is a specialty consumer finance company that originates, securitizes, and sells (and, prior to May 2001, serviced) non-conforming mortgage loans, which are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 20 years of operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for such purposes as debt consolidation, refinancing, education and home improvements.

   Our mortgage business has two principal components. First, we make mortgage loans, which is a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate that loan. At the time we originate a loan, and prior to the time we sell that loan, we finance that loan by borrowing under warehouse lines of credit. Second, we sell loans, either through securitization or on a whole loan basis, to generate cash and non-cash revenues, recording the premiums received as revenue. We use the proceeds from these sales to repay our warehouse lines of credit and for working capital.

   ORIGINATION OF MORTGAGE LOANS. We make mortgage loans through two distribution channels - wholesale (or broker) and retail. We receive loan applications both directly from borrowers and from licensed independent third party mortgage brokers and other real estate professionals who submit applications on a borrower's behalf. We process and underwrite the submission and, if the loan comports with our underwriting criteria, approve the loan and lend the money to the borrower. While we generally collect points and fees from the borrower when a loan closes, our cost to originate a loan typically far outweighs any fees we may collect from the borrower.

   Through our wholesale distribution channel, we originate mortgage loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers ("brokered loans"). We currently originate the majority of our brokered loans in 20 states, through our network of approximately 1,500 brokers.

   Through our retail distribution channel, we develop retail loan leads ("retail loans") primarily through our telemarketing system and our network of 7 retail offices and 4 origination centers located in eight states. In 2001, we closed four under-performing retail offices - two in Florida, one in Ohio and one in Indiana - and opened an origination center in Pittsburgh, Pennsylvania. In September 2002, we converted our Charlotte, North Carolina retail office into an origination center and in October 2002, we opened an additional origination center in Phoenix, Arizona.

   For the three months ended September 30, 2002, we originated $214.4 million of loans, an increase of 46% over the $146.6 million of loans originated in the comparable period in 2001. Of these amounts, approximately $126.7 million were brokered loans and $87.7 million were retail loans during the three months ended September 30, 2002, compared to $83.4 million and $63.2 million, respectively, during the three months ended September 30, 2001.

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

   SALE OF LOANS. We derive the majority of our revenues and cash flows from selling mortgage loans (and related interests including securitization servicing rights on newly-originated pools of mortgage loans) through securitization or on a whole loan basis. During the third quarter of 2002, we completed a securitization of $250 million of mortgage loans, delivering $200 million of mortgage loans to the securitization trust during the quarter. A pre-funding mechanism contained in the securitization structure allowed us to deliver the additional $50 million of mortgage loans in October 2002. The revenues, net of related expenses, on the additional $50 million of mortgage loans will be recognized in our fourth quarter results, when the loans were actually transferred to the securitization trust. Additionally in the third quarter of 2002, we sold $18.5 million of mortgage loans on a whole loan, servicing-released basis.

   During the nine months ended September 30, 2002, we securitized $575.0 million, (excluding the $50 million of mortgage loans that were delivered in October 2002 as part of the Company's third quarter securitization), and sold $92.4 million of mortgage loans on a whole loan, servicing-released basis. We plan to continue to utilize a combination of securitization and whole loan sales for the foreseeable future.

   SECURITIZATION. Securitizations effectively provide us with a source of long-term financing. In conjunction with securitization transactions, trusts are created in the form of off-balance sheet qualified special purpose entities, or QSPEs. These trusts are established for the limited purpose of buying and reselling mortgage loans. Typically each quarter, we pool together loans, and sell these loans to these securitization trusts. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties made in conjunction with each securitization trust. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

   The securitization trust raises money to purchase the mortgage loans from us by selling securities to the public - known as asset-backed pass-through securities that are secured by the pool of mortgage loans held by the securitization trust. These asset-backed securities or senior certificates, which are usually purchased for cash by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust.

   The securitization trust issues senior certificates, which entitles the holders of these senior certificates to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest on the loans in the trust equal to the pass-through interest rate on the remaining principal balance. The securitization trust also issues a subordinate certificate or BIO certificate (referred to as an excess cashflow certificate), and a P certificate
(representing the right to receive prepayment penalties from borrowers who payoff their loans early in their life). Each month, the P certificate holder is entitled to receive prepayment penalties received from borrowers who payoff their loans early in their life.

   For any monthly distribution, the holder of an excess cashflow certificate receives payments only after all required payments have been made on all the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flows from such excess cashflow certificates are applied in a "waterfall" manner as follows:
  o first, to cover any losses on the mortgage loans in the related mortgage loan pool, because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust;
  o second, to reimburse the bond insurer, if any, of the related series of pass-through certificates for amounts paid by or otherwise owing to that insurer;
  o third, to build or maintain the overcollateralization provision (described in more detail immediately below) for that securitization trust at the required level by being applied as an accelerated payment of principal to the holders of the pass-through certificates of the related series;
  o fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates; and
  o fifth, to pay interest on the related pass-through certificates which was not paid because of the imposition of a cap on their pass-through rates - these payments being called basis risk shortfall amounts.

   The overcollateralization provision or O/C is a credit enhancement which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans. In short, overcollateralization is when the amount of collateral (I.E., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Historically, we built up the O/C typically over the first 18-24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. Beginning with each of our 2002 securitizations, we created the O/C by initially selling pass-through securities totaling approximately 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we create the full amount of the O/C required by the trust up front, at the time we complete the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we sell approximately $98.5 million in senior pass-through certificates. Prior to our 2002 securitization transactions, we typically issued pass-through certificates for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of these certificates, depending upon the structure we utilize for the securitization.

   The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors including (1) characteristics of the mortgage loans sold to the trust (I.E., FICO scores and loan to value ratios), (2) the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through certificate holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fee, if any, and (3) the structure of the underlying securitization.

   Our securitizations have typically required an O/C of between 1.5% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and or loss tests and is subject to minimums and maximums, as defined by the rating agencies and or the bond insurer insuring the securitization. On our securitizations prior to 2002, after the O/C requirement is reached, the cash flows from the excess cashflow certificates are then distributed to us as the holder of the excess cashflow certificates, in accordance with the "waterfall" described above. Over time, if the cash collected during the periods exceeds the amount necessary to maintain the required O/C and all other required distributions have been met, and there is no shortfall in the related required O/C, the excess is then released to us as holder of the excess cashflow certificate.

   In each of our more recent securitizations prior to our 2002 transactions - in which the overcollateralization limits were created by the cash flows generated by the excess cashflow certificates until the required overcollateralization limits are met - we derived the following economic interests:

  o we received a cash purchase price from the sale of an interest-only certificate sold in connection with a securitization. This certificate entitles the holder to a recurring interest payment over a guaranteed period of 36 months, and reduces the cash flows we would otherwise receive as owner of the excess cashflow certificates;

  o we received a cash premium from selling the right to service the loans being securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees (which includes prepayment penalties for certain securitization servicing rights we previously sold) in such capacity; and

  o we retained an excess cashflow certificate. Although the cash flows generated by excess cashflow certificates are received over time, under existing accounting rules, we must report as income at the time of the securitization the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on (1) our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans, (2) the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loan prior to the loan's stated maturity, and (3) the London Inter-Bank Offered Rate ("LIBOR") forward curve (using current LIBOR as the floor rate).

   We began utilizing a new securitization structure in 2002. In lieu of selling an interest-only certificate, we sold a net interest margin certificate or NIM. The NIM is generally structured where we sell the excess cashflow certificate to a QSPE or owner trust (the NIM trust) and the NIM trust in turn issues (1) interest-bearing NIM note(s) (backed by the excess cashflow certificate), and (2) NIM owner trust certificate evidencing ownership in the NIM trust. We sell this excess cashflow certificate without recourse except that we provide normal representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and the proceeds from the sale of the note(s), along with a owner trust certificate that is subordinate to the note(s), represent the consideration to us for the sale of the excess cashflow certificate. In addition, for each of our 2002 securitizations we sold the P certificate to separate QSPEs or owner trusts (the prepayment penalty trusts), the proceeds from which (representing all prepayment penalties collected by the prepayment penalty trust) are used to repay the NIM note(s).

   The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificates, including the cash flows generated from the prepayment penalty trust to be used to pay all principal and interest on the NIM note(s) until paid in full (estimated to be approximately 22-25 months from the date the NIM note(s) were issued). As part of the NIM transaction, we received the cash proceeds from the sale of the NIM note(s) and a subordinate interest in the NIM owner trust and prepayment penalty trust, represented by the owner trust certificates. These owner trust certificates entitle us to all cash flows generated by the excess cashflow certificates and P certificate after the holder of the NIM note(s) has been paid in full. As such, we classify the NIM owner trust certificate and prepayment penalty owner trust certificate on our balance sheet as excess cashflow certificates and value the NIM owner trust certificate and prepayment penalty owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

   As part of the NIM transaction, we were required to "fully fund" the O/C at closing - as opposed to having it build up over time as we had in past securitizations - which is why we sold senior pass-through certificates that were approximately 1.25% less than the collateral in the securitization trust. We use a portion of the proceeds we receive from selling NIM note(s) to make up for the difference between (1) the value of the mortgage loans sold and (2) the proceeds from selling the senior pass-through certificates.

   In the securitizations that we issued in 2002, we derived the following economic interests:

  o we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust, to which we sold the excess cashflow certificates;

  o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full; and

  o we received a cash premium from selling the right to service the loans being securitized.

   At the time we completed the 2002 securitizations, we recognized as revenue each of the three economic interests described above, which was recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

   A summary of the gain on sale and cash flow from our third quarter 2002 securitization is presented below:

   GAIN ON SALE SUMMARY
   --------------------

         Loans Sold (in thousands)                                  $ 200,010
                                                                    =========

         NIM Proceeds, Net of the Upfront Overcollateralization         6.19%
         Excess Cashflow Certificate (owner trust certificates)         1.00%
         Mortgage Servicing Rights                                      0.85%
         Less:  Transaction Costs                                      (0.63%)
                                                                    ----------
              Net gain on sale recorded                                 7.41%
                                                                    =========

     CASH FLOW SUMMARY
     -----------------
         NIM Proceeds, Net of the Upfront Overcollateralization         6.19%
         Mortgage Servicing Rights                                      0.85%
         Less: Transaction Costs                                       (0.63%)
                                                                    ----------
              Net Cash Flow at Closing                                  6.41%
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

  o any gains (a decrease in the investment) or losses (an increase in the investment) we incur on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitization. (See "-Hedging,").

   We allocate our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained (the NIM owner trust certificate and prepayment penalty owner trust certificate, in 2002) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as "trading" securities. Since there is no active market for such excess cashflow certificates, we determine the estimated fair value of the excess cashflow certificates by discounting the future expected cash flows.

   WHOLE LOAN SALES. We also sell loans, without retaining the right to service the loans, in exchange for a cash premium. This is recorded as income under net gain on sale of mortgage loans at the time of sale. In the third quarter of 2002, we sold $18.5 million loans on a whole loan basis for an average premium (net of reserve) of 4.5% of the principal amount of mortgage loans sold.

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

  o   net loan origination fees on brokered loans and retail loans; and

  o   retained excess cashflow certificates and distributions from Delta Funding
      Residual   Exchange   Company,   LLC   (described   above  in  "-Corporate
      Restructuring, Debt Modification and Debt Restructuring").

   CORPORATE RESTRUCTURING, DEBT MODIFICATION AND DEBT RESTRUCTURING. As discussed in more detail in "Corporate Restructuring, Debt Modification and Debt Restructuring" we engaged in a series of transactions beginning in 2000, and concluding in the third quarter of 2001, aimed at improving operating efficiencies and reducing our negative cash flow. We spent much of 2001 working on two transactions in particular, which we believe were of tantamount importance in this regard - selling our servicing portfolio and extinguishing most of our long term debt.

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

   We believe that our transfer of servicing to Ocwen and the Second Exchange Offer were essential steps in our continuing effort to restructure our operations and reduce our negative cash flow previously associated with our servicing operations and the Notes. There can be no assurances, however, that these or other factors described herein will not have a material adverse effect on our results of operations and financial condition. (See "-Forward Looking Statements and Risk Factors).

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

   At the time each securitization transaction closes, we determine the present value of the related excess cashflow certificates (which, in our 2002 securitizations includes BIO certificates and NIM owner trust certificates), using certain assumptions we make regarding the underlying mortgage loans. The excess cashflow certificate is then recorded on our consolidated financial statements at an estimated fair value. Our estimates primarily include the following:

     o future rate of prepayment of the mortgage loans - the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loan prior to the loan's expected maturity;

     o credit losses on the mortgage loans - our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust. Consequently, any losses sustained on mortgage loans comprising a particular securitization trust are first absorbed by the excess cashflow certificates;

     o the LIBOR forward curve (using current LIBOR as the floor rate) - our estimate of future interest rates which affects both the rate paid to the floating rate pass-through security investors (primarily the 1 month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (which provide for a fixed rate of interest for the first 24 or 36 months and a 6 month variable rate of interest thereafter using the 6 month LIBOR index); and

     o   a discount rate used to calculate present value.

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

            o   the borrower's sale of his or her home; and

            o a default by the borrower, resulting in foreclosure by the lender.
      It is unusual for a borrower to prepay a mortgage loan during the first few months because of the following:

            o it typically takes at least several months after the mortgage loans are riginated for any of the above events to occur;

            o   there are costs involved with refinancing a loan; and

            o   the borrower does not want to incur prepayment penalties.

      The following table shows our most recent changes to the month one and peak speed components of our prepayment assumptions - in the third quarter of 2001 and, prior to that, in the third quarter 2000:

            LOAN TYPE          SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
            ------------------------------------------------------------
            Fixed Rate:
               At Month One          4.00%                4.00%
               Peak Speed           30.00%               23.00%
            Adjustable Rate:
               At Month One          4.00%                4.00%
               Peak Speed           75.00%               50.00%

      A higher prepayment speed means that the mortgage loans prepay faster than anticipated and, as such, we will earn less income in connection with the mortgage loans and receive less excess cashflow in the future because the mortgage loans have paid off; conversely, if we have slower prepayment speeds, the mortgage loans remain outstanding for longer than anticipated and, as such, we earn more income and more excess cashflow in the future.

(b) DEFAULT RATE. At September 30, 2002 and September 30, 2001, on each newly issued securitization, we apply a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the "first-loss" piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cashflow than expected in the future; conversely, if defaults are lower than we expected, we will receive more income and more excess cashflow than expected in the future.

(c) LIBOR FORWARD CURVE. The LIBOR forward curve is used to project future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the 1 month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (a fixed rate of interest for either the first 24 or 36 months than a 6 month variable rate of interest thereafter using the 6 month LIBOR index). As a result of the change in LIBOR, if excess spread is less than anticipated we will receive less income and less excess cashflow than expected in the future; conversely, if excess spread is greater than anticipated, we will receive more income and more excess cashflow than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

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

      We utilized a discount rate of 15% at September 30, 2002 and September 30, 2001 on all excess cashflow certificates. Prior to the quarter ended September 30, 2001, we used an 18% discount rate on a NIM transaction we consummated in November 2000. We increased the discount rate on these excess cashflow certificates during the period that the senior NIM securities remained outstanding, to account for the potentially higher risk associated with the residual cash flows expected to be received by the holder of the certificated interest in the NIM trust, which was subordinated to the multiple senior securities sold in the NIM transaction. As part of the Second Exchange Offer, all of the excess cashflow certificates that were subject to the November 2000 NIM transaction were transferred to the LLC. We did not increase the discount rate on the excess cashflow certificates from our latest securitizations despite issuing NIM securities because the NIM securities in the most recent transactions were:

      o issued from a single securitization as compared to the November 2000 NIM transaction, which was backed by a combination of six securitizations issued between September 1997 and March 1999 resulting in more volatility or variability in determining the timing of cash flows to be received by the NIM; and

      o issued from a new securitization as compared to the November 2000 NIM transaction, which was backed by several seasoned securitization trusts. The predictability in determining the timing of cash flows for the first two years on a newly issued securitization is typically higher than securitizations that have been outstanding for a greater period of time because defaults or losses to the trust within the first few years of issuance are typically lower and more predictable compared to a securitization that has been outstanding for a longer period of time (a more seasoned transaction). Additionally, prepayment speeds are more predictable compared to more seasoned transactions, which is aided by the presence of prepayment penalties, which typically expire within the first few years after a mortgage loan is originated. Therefore, there is a higher probability in determining the timing of cash flows to the NIM investor on a new issuance securitization as compared to a seasoned transaction.

    At March 31, 2002, we recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates, totaling $2.1 million, relating to the timing of excess cashflows that are to be received by the excess cashflow certificate after the release or "stepdown" of the overcollateralization account.

   The following table summarizes the excess cashflow activity for the nine months ended September 30, 2002 and 2001 (dollars in thousands):
                                                          2002        2001
                                                        --------    --------
      Balance, beginning of period                      $16,765    $216,907
      New excess cashflow certificates                    8,059       7,031
      Cash received from excess cashflow certificates      (995)     (8,713)
      Net accretion excess cashflow certificates          1,491      11,949
      Fair Value Adjustment                              (2,085)    (20,337)
      Sales                                               --       (193,492)
                                                       ---------   ---------
      Balance, end of period                             23,235      13,345
                                                       =========   =========

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

DEFERRED TAX ASSET

   As of September 30, 2002, we carried a deferred tax asset, net of $5.6 million on our consolidated financial statements - comprised primarily of federal and state net operating losses or "NOLs" less the tax impact and a valuation allowance.

   As of September 30, 2002, we have a gross deferred tax asset of $49.8 million (assuming a 40% effective tax rate) and a valuation allowance of $44.2 million. We established this valuation allowance in 2001, in the midst of two successive years of posting significant losses (2000 and 2001), and the modest amount of earnings we projected to earn over the ensuing several quarters. We believe it was appropriate to establish this valuation allowance under GAAP. Since then, we have now posted 4 consecutive quarters of profitability. If we are able to continue to record earnings over the next several quarters, we expect to:

   o utilize a larger amount of the gross deferred tax asset to offset the majority of such earnings; and

   o potentially decrease the amount of, and/or eliminate, the valuation allowance in accordance with GAAP.

   As of September 30, 2002, federal and state NOL carryforwards totaled $95.2 million, with $9.9 million expiring in 2019, $11.9 million expiring in 2020, and $73.4 million expiring in 2021.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

GENERAL

   Our net income for the three months ended September 30, 2002 was $6.7 million, or $0.42 per share, basic and $0.39 per share, diluted, compared to a net loss of $52.9 million, or $3.33 per share, basic and diluted, for the three months ended September 30, 2001.

   Our net income for the three months ended September 30, 2002 includes a special tax benefit of $2.2 million, or $0.14 per share basic and $0.13 per share diluted, which primarily relates to us obtaining favorable resolutions to tax issues for which we had previously reserved. Our net income for the three month period excluding this special tax benefit was $4.5 million, or $0.28 per share basic and $0.26 per share diluted.

    The third quarter 2001 net loss was primarily attributable to (1) an extraordinary loss, net of tax, totaling $19.3 million, or $1.21 per share
(basic and diluted) and professional fees associated with our debt extinguishment in August 2001 totaling $1.4 million, or $0.09 per share (basic and diluted); (2) a fair value adjustment to our remaining excess cashflow certificates related to changes in our valuation assumptions totaling $19.7 million, or $1.24 per share (basic and diluted); and (3) our not securitizing in the third quarter 2001, which significantly reduced our revenues for the quarter.

   Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues increased $32.1 million, or 309% to $21.7 million for the three months ended September 30, 2002, from a loss of $10.4 million for the comparable period in 2001. During the three months ended September 30, 2001, we recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates and earned a lower net gain on sale of mortgages due to us not executing a securitization.

   We originated $214.4 million of mortgage loans for the three months ended September 30, 2002, representing a 46% increase from $146.6 million of mortgage loans originated for the comparable period in 2001. We securitized $200.0 million (net of $50.0 million pre-funding) of mortgage loans and sold $18.5 million of mortgage loans on a servicing-released basis during the three months ended September 30, 2002. We sold $59.0 million of loans on a servicing-released basis and did not execute a securitization during the same period in 2001.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans represents (1) the sum of (a) the fair value of the non-cash excess cashflow certificates retained by us in a securitization for each period, (b) (i) the cash premium purchase price we receive in connection with selling an interest-only certificate in a securitization for each period, or (ii) the cash purchase price we receive in connection with selling a NIM note, net of overcollateralization amount and interest rate cap, (c) the cash premium received from selling mortgage servicing rights in connection with each securitization, and (d) the cash premiums earned from selling whole loans on a servicing-released basis, (2) less the (i) costs associated with securitizations, (ii) any hedge loss (gain) associated with a particular securitization, and (iii) any loss associated with loans sold at a discount.

   Net gain on sale of mortgage loans increased $13.1 million, or 504%, to $15.7 million for the three months ended September 30, 2002, from $2.6 million for the comparable period in 2001. The Company did not execute a securitization in the 2001 quarter due to adverse market conditions resulting from the events of September 11, 2001, the results of which significantly reduced its revenue during this period. During the same period in 2001, the Company recorded cash premiums earned on whole loan sales totaling $2.6 million. For the three months ended September 30, 2002, 87% of the net gain on sale of mortgage loans represented cash proceeds.

   INTEREST INCOME. Interest income primarily represents the sum of (1) the gross interest we earn on loans held for sale, (2) the cash we receive from our excess cashflow certificates, (3) the non-cash mark-to-market or non-cash valuation adjustments to our excess cashflow certificates to reflect changes in fair value, (4) the interest earned on bank accounts, and (5) miscellaneous interest income including prepayment penalties received on certain of our securitizations prior to 2002.

   Interest income increased $18.4 million, or 114%, to $2.3 million for the three months ended September 30, 2002, from ($16.1) million for the comparable period in 2001. During the three months ended September 30, 2001, we recorded a charge of $19.7 million reflecting a fair value adjustment to our excess cashflow certificates related to changes we made in the valuation assumptions we used to estimate fair value (see "-Fair Value Adjustments").

   NET ORIGINATION FEES AND OTHER INCOME. Net origination fees and other income represent (1) fees earned on broker and retail originated loans, (2) premiums paid to originate mortgage loans, (3) distributions from the Delta Funding Residual Exchange Company, LLC and (4) other miscellaneous income, if any.

   Net origination fees and other income increased $0.6 million, or 19%, to $3.7 million for the three months ended September 30, 2002, from $3.1 million for the comparable period in 2001. The increase was primarily the result of (1) a 52% increase in broker origination loans and (2) a 38% increase in retail origination loans, partially offset by a decrease in average net originations fees, particularly in the broker originations.

EXPENSES

   Total expenses decreased by $4.3 million, or 20%, to $17.1 million for the three months ended September 30, 2002, from $21.4 million for the comparable period in 2001. The decrease was primarily related to (1) the significantly lower interest expense resulting from our extinguishing approximately $139.2 million of Notes in the Second Exchange Offer in 2001 (see "-Corporate Restructuring, Debt Modification and Debt Restructuring"), (2) our recording lower warehouse financing costs due to lower borrowing costs during 2002, and
(3) the decrease in general and administrative expenses and restructuring and other special charges due to our restructuring.

   PAYROLL AND RELATED  COSTS.    Payroll and related  costs  include  salaries,
benefits and payroll taxes for all employees.

   Payroll and related costs increased by $0.3 million, or 3%, to $10.2 million for the three months ended September 30, 2002, from $9.9 million for the comparable period in 2001. As of September 30, 2002 the Company employed 661 full- and part-time employees, compared to 614 full- and part-time employees as of September 30, 2001.

   INTEREST  EXPENSE.    Interest expense includes the borrowing costs under our
warehouse credit facilities to finance loan originations, equipment financing and the Notes.

   Interest expense decreased by $1.7 million, or 59%, to $1.2 million for the three months ended September 30, 2002 from $2.9 million for the comparable period in 2001. The decrease was primarily due to (i) our extinguishing $139.2 million of Notes, and the corresponding interest expense related thereto, and
(ii) lower warehouse financing costs due to lower borrowing costs. The average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds, decreased on average to 1.8% for the three months ended September 30, 2002, compared to an average of 3.5% for the same period in 2001.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses decreased $1.4 million, or 20%, to $5.7 million for the three months ended September 30, 2002, from $7.1 million for the comparable period in 2001. The decrease primarily resulted from the cost savings related to the Company's corporate restructuring.

   RESTRUCTURING AND OTHER SPECIAL CHARGES. In 2001, we recorded $1.4 million of restructuring and other special charges relating to professional fees incurred in connection with the Second Exchange Offer 2001 (see "-Corporate Restructuring, Debt Modification and Debt Restructuring").

   INCOME TAXES. Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates. We recorded a special tax benefit of $2.2 million related to us obtaining favorable resolution to tax issues for which we had previously reserved and do not expect to recur. This was offset by a tax provision of $0.1 million primarily related to excess inclusion income generated by our excess cashflow certificates, for the period ended September 30, 2002 and $1.9 million for the same period in 2001. Excess inclusion income (also referred to as "phantom income") cannot be offset by our NOL's under the REMIC tax laws. It is primarily caused by the REMIC securitization trust utilizing cash, that otherwise would have been paid to us as holder of the excess cashflow certificate, to make payments to other security holders, to create and/or maintain overcollateralization by artificially paying down the principal balance of the asset-backed securities.

   Going forward, we expect to continue to incur a modest amount of excess inclusion income, which we will be unable to offset with our NOL's.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

  GENERAL

   Our net income for the nine months ended September 30, 2002 was $12.9 million, or $0.81 per share, basic and $0.76 per share, diluted, compared to net loss of $103.2 million, or $6.49 per share, basic and diluted, for the nine months ended September 30, 2001.

   Our net income for the nine months ended September 30, 2002 includes a special tax benefit of $2.2 million, or $0.14 per share basic and $0.13 per share diluted, which primarily relates to us obtaining favorable resolutions to tax issues for which we had previously reserved. Our net income for the nine month period excluding this special tax benefit was $10.7 million, or $0.67 per share basic and $.63 per share diluted.

   Comments regarding the components of net income are detailed in the following paragraphs.

  REVENUES

   Total revenues increased $51.1 million, or 437%, to $62.8 million for the nine months ended September 30, 2002, from $11.7 million for the comparable period in 2001. In 2001, we recorded a $25.4 million write down of five excess cashflow certificates sold for a cash purchase price significantly below our carrying value of such excess cashflow certificates. In addition, we recorded a fair value adjustment to our remaining excess cashflow certificates due to changes in our valuation assumptions totaling $19.7 million. The increase in revenues during the period was also attributable to a higher net gain on sale due to us completing securitizations, net of pre-funding, of $575.0 million in 2002, compared to $165.0 million in 2001. These increases in revenue were partially offset by a decrease in interest income from our retained excess cashflow certificates, as we transferred the majority of these certificates as part of our Second Exchange Offer in 2001 and by us not receiving any servicing fees following the transfer of our servicing portfolio to Ocwen in May 2001. (See "-Corporate Restructuring, Debt Modification and Debt Restructuring").

   We originated $614.5 million of mortgage loans for the nine months ended September 30, 2002, representing a 27% increase from $482.5 million of mortgage loans originated for the comparable period in 2001. We securitized (net of pre-funding) and sold $667.4 million in loans during the nine months ended September 30, 2002, representing a 72% increase from $389.0 million securitized or sold in the comparable period in 2001.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans increased $19.0 million, or 80%, to $42.8 million for the nine months ended September 30, 2002, from $23.8 million for the comparable period in 2001. This increase was primarily due to (i) an increase in the amount of loans securitized, net of pre-funding, compared to 2001 and (ii) us securitizing a higher percentage of mortgage loans in 2002, instead of selling whole loans servicing-released, which typically results in a higher net gain on sale percentage than whole loan sales. We securitized (net of pre-funding) $575.0 million and sold $92.4 million of mortgage loans on a servicing-released basis in 2002, compared to $165.0 million of loans securitized and $224.0 million of mortgage loans sold during the same period in 2001.

   INTEREST INCOME. Interest income increased $35.0 million, or 137%, to $9.4 million for the nine months ended September 30, 2002, from $(25.6) million for the comparable period in 2001. In 2001, we recorded a $25.4 million write down of five excess cashflow certificates sold for a cash purchase price significantly below our carrying value of such excess cashflow certificates. In addition, we recorded a fair value adjustment to our remaining excess cashflow certificates due to changes in our valuation assumptions totaling $19.7 million. The increase was also attributed to a higher average loan balance (and, consequently, more interest earned on loans held for sale) in 2002 compared to the same period in 2001. The increase was partially offset by a decrease in revenues from our excess cashflow certificates, as we transferred the majority of these certificates as part of our Second Exchange Offer in 2001 (See "-Corporate Restructuring, Debt Modification and Debt Restructuring").

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue we receive, less the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights. We did not receive any servicing fees during the nine months ended September 30, 2002, as a result of us transferring our entire servicing portfolio to Ocwen in May of 2001. For the nine months ended September 30, 2001, servicing fees totaled $3.0 million.

EXPENSES

   Total expenses decreased by $41.4 million, or 44%, to $51.8 million for the nine months ended September 30, 2002, from $93.2 million for the comparable period in 2001. The nine months ended September 2001 included expenses associated primarily with: (1) our disposition and transfer of our servicing portfolio to Ocwen in May 2001, (2) capital charges associated with repurchasing our interest and servicing advance securitizations prior to the sale of the servicing portfolio, (3) a change in accounting estimates regarding the life expectancy of our computer-related equipment in 2001, and (4) a charge for reserves primarily against a pool of non-performing loans, which we ultimately sold in July 2001. In addition, in 2002, we had a significantly lower interest expense resulting from our extinguishing approximately $139.2 million of Notes in the Second Exchange Offer (see "-Corporate Restructuring, Debt Modification and Debt Restructuring"). Lastly, we recorded lower warehouse financing costs due to lower borrowing costs during 2002.

   PAYROLL AND RELATED COSTS. Payroll and related costs decreased by $3.2 million, or 10%, to $30.0 million for the nine months ended September 30, 2002, from $33.2 million for the comparable period in 2001. The decrease was primarily the result of a downsizing effectuated, as part of our overall corporate restructuring, related to our transfer of our servicing operations in May 2001.

   INTEREST EXPENSE. Interest expense decreased by $10.5 million, or 71%, to $4.2 million for the nine months ended September 30, 2002 from $14.7 million for the comparable period in 2001. The decrease was primarily due to (i) our extinguishing $139.2 million of Notes, and the corresponding interest expense related thereto, and (ii) lower warehouse financing costs due to lower borrowing costs. The average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds, decreased on average to 1.8% for the nine months ended September 30, 2002, compared to an average of 4.4% for the same period in 2001.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $24.9 million, or 59%, to $17.6 million for the nine months ended September 30, 2002, from $42.5 million for the comparable period in 2001. The nine months ended September 2001 included expenses primarily associated with (1) our disposition and transfer of our servicing portfolio in May 2001 to Ocwen (2) capital charges previously associated with our interest and servicing advance securitizations prior to the sale of the servicing portfolio, (3) a change in accounting estimates regarding the life expectancy of our computer-related equipment, and (4) a charge for reserves primarily against a pool of non-performing loans, which we ultimately sold in July 2001.

   RESTRUCTURING AND OTHER SPECIAL CHARGES. In 2001, we recorded $2.7 million of restructuring and other special charges relating to professional fees incurred in connection with the Second Exchange Offer 2001 (see "-Corporate Restructuring, Debt Modification and Debt Restructuring") and charges relating to the disposition of branches and severance costs associated with closing of our servicing operation.

   INCOME TAXES. During the nine months ended September 30, 2002, we recorded a special tax benefit of $2.2 million related to us obtaining favorable resolution to tax issues for which we had previously reserved and do not expect to recur. This was offset by a tax provision of $0.3 million primarily related to excess inclusion income generated by our excess cashflow certificates, for the period ended September 30, 2002 and $2.4 million for the same period in 2001.

FINANCIAL CONDITION

SEPTEMBER 30, 2002 COMPARED TO DECEMBER 31, 2001

   CASH AND INTEREST-BEARING DEPOSITS. Cash and interest-bearing deposits decreased $2.5 million, or 39%, to $3.9 million at September 30, 2002, from $6.4 million at December 31, 2001. The decrease is primarily due to us utilizing operating cash to fund our production of mortgage loans.

   LOANS HELD FOR SALE, NET. Loans held for sale, net decreased $63.2 million, or 67%, to $31.2 million at September 30, 2002, from $94.4 million at December 31, 2001. This represents mortgage loans held in inventory awaiting either a whole loan sale or securitization. This decrease was primarily due to the net difference between loan originations and loans securitized or sold during the nine months ended September 30, 2002.

    ACCRUED INTEREST RECEIVABLE. Accrued interest receivable decreased $0.8 million, or 100%, to $8 thousand at September 30, 2002, from $0.8 million at December 31, 2001. This decrease was primarily due us collecting short-term interest at time of mortgage loan closing in 2002, compared to 2001 when we did not and therefore accrued for short-term interest earned, but not yet collected, as interest is paid in arrears by the borrower.

   EXCESS CASHFLOW CERTIFICATES, NET. Excess cashflow certificates, net increased $6.4 million, or 38%, to $23.2 million at September 30, 2002, from $16.8 million at December 31, 2001. This increase was primarily due to us recording new excess cashflow certificates, totaling $8.1 million from loans securitized in 2002. This increase was partially offset by a fair value mark-to-market adjustment of our excess cashflow certificates, reflecting the change in fair value of such excess cashflow certificates.

   EQUIPMENT, NET. Equipment, net, decreased $2.1 million, or 42%, to $2.9 million at September 30, 2002, from $5.0 million at December 31, 2001. This decrease primarily reflects the periodic depreciation of our fixed assets.

   PREPAID AND OTHER ASSETS. Prepaid and other assets increased by $1.9 million, or 238%, to $2.7 million at September 30, 2002, from $0.8 million at December 31, 2001. This increase is primarily due to the capitalization of securitization costs associated with the $50.0 million pre-funding that was completed during the fourth quarter of 2002. The third quarter securitization structure had a pre-funding mechanism which allowed us to deliver and close on approximately $200.0 million by September 30, 2002, and deliver the additional $50.0 million of mortgage loans in October 2002.

   WAREHOUSE FINANCING AND OTHER BORROWINGS. Warehouse financing and other borrowings decreased $69.2 million, or 77%, to $20.4 million at September 30, 2002, from $89.6 million at December 31, 2001. This decrease was primarily attributable to a lower amount of mortgage loans held for sale (mortgage loans held in inventory awaiting either a whole loan sale or securitization) to be financed under our warehouse credit facilities.

   SENIOR NOTES. Senior notes totaled $10.8 million at September 30, 2002 and December 31, 2001. The senior notes accrue interest at a rate of 9.5% per annum, payable semi-annually on February 1 and August 1.

   ACCOUNTS PAYABLE AND ACCRUED EXPENSE. Accounts payable and accrued expense decreased $3.0 million, or 15%, to $17.2 million at September 30, 2002 from $20.2 million at December 31, 2001. This decrease was primarily related to our obtaining favorable resolutions to tax issues in the amount of $2.2 million, for which we had previously reserved. The decrease was also the result of timing of various operating accruals and payables.

LIQUIDITY AND CAPITAL RESOURCES

   We  require  substantial  amounts  of  cash to fund  our  loan  originations, securitization activities and operations. We have historically operated on a negative cash flow basis due primarily to increases in the volume of loan originations and the growth of our securitization program. During the first three quarters of 2002, we reduced our negative cash flow and essentially generated slightly positive cash flow from operations. Two significant factors contributed to this phenomena. First, the securitization market was extremely favorable, which resulted in better securitization execution (I.E., a lower cost of funds). This provided us with a wider spread between our cost of funds and the coupons on the mortgage loans underlying our securitizations, which translated into better-than-expected cash proceeds at the time of securitization. Second, we sold more loans in securitization and on a whole loan basis than we originated. Had these two factors not been present, we would have continued to operate on a slightly negative cash flow basis, because while we increased originations, we did not do so sufficiently to offset our cost structure.

   Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we continue to increase our loan production to generate sufficient additional revenues from our securitizations and loan sales to offset our current cost structure and negative cash flow, we believe we can continue to generate positive cash flow within the foreseeable future, as we have thus far this year. There can be no assurance, however, that we will continue generating positive cash flow within the foreseeable future or at all.

   Currently, our primary sources of cash - the vast majority of which we typically generate towards the end of the quarter when we securitize and/or sell our mortgage loans on whole loan basis - include:

   o  the  premiums  we  receive  from   selling   NIM   (and/or  interest-only)
      certificates  and  mortgage   servicing  rights  in  connection  with  our
      securitizations;

   o  the premiums we receive from selling whole loans, servicing released;

   o  origination fees on newly closed loans;

   o cash flows from excess cashflow certificates we retain in connection with our securitizations;

   o  the  interest  income  we   receive  on our loans  held for sale  prior to
      securitization; and

   o  distributions from the LLC (an unaffiliated entity to us).

   Currently,   our    primary  uses  of  cash,  which  are  generally  incurred
continuously throughout the quarter include:

  o the equity in our mortgage loans held for sale, for which we receive financing on from our warehouse lender up to only 98% of the total amount of the mortgage loan's principal balance (E.G., the warehouse lender will provide financing to us equal to $98,000 on a mortgage loan with a principal balance of $100,000, leaving us with our $2,000 tied up in the equity of the mortgage loan);

  o interest expense on warehouse lines of credit, the remaining notes and other financing;

  o   scheduled principal paydowns on other financing;

  o fees, expenses, and tax payments on excess inclusion income incurred in connection with our securitization program; and

  o   general ongoing administrative and operating expenses.

   Because of the timing of our cash inflows and cash uses, we typically expend cash throughout the quarter and replenish it towards the end of the quarter.

   Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of corporate debt (I.E., senior notes), issuance of equity, and the sale of interest-only certificates and/or NIM (sold in conjunction with each of our securizations) to offset our negative operating cash flow and support our originations, securitizations, servicing (prior to May
2001) and general operating expenses. Over the past few years, we have engaged in a series of transactions to further address our negative cash flow, including the following:

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

   To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a few lenders to provide the primary credit facilities for our loan originations. At September 30, 2002 we had two $200 million committed credit line warehouse facilities each with a variable interest rate and a maturity date of May 2003. There can be no assurance that we will be able to renew these warehouse facilities at their maturity, or obtain new ones, at terms satisfactory to us or at all.

   In addition to our common stock, we currently have the following securities outstanding:

   o  Series A preferred stock having an aggregate  preference of $13.9 million,
      for  which  we  are  required  to  pay  10%  annual   dividends,   payable
      semi-annually, commencing in July 2003;

   o Ten-year warrants to purchase approximately 1.6 million shares of our common stock, currently at an exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances; and

   o Approximately $10.8 million of senior notes due 2004, paying 9.5% annual interest, payable semi-annually.

   We are required to comply with various operating and financial covenants as provided in our warehouse agreements, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. Additionally, we are required to comply with restrictive covenants in connection with our Series A preferred stock and our warrants. We believe we are in compliance with such covenants as of September 30, 2002.

   We have repurchase agreements with certain institutions that have purchased mortgages loans from us. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans, which were sold with recourse, is $2.9 million at September 30, 2002 and $3.5 million at December 31, 2001. We have an allowance for recourse losses of $1.3 million at September 30, 2002 and $1.4 million at December 31, 2001, respectively.

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

INTEREST RATE RISK

    Our primary market risk exposure is interest rate risk. Profitability may be directly affected by the level of, and fluctuation in, interest rates, which affect our ability to earn a spread between interest received on our loans and the costs of our borrowings, which are tied to various interest rate swap maturities, commercial paper rates and LIBOR. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect our ability to originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the loan servicing portfolio underlying our securitizations. To the extent excess cashflow certificates have been capitalized on our financial statements, higher than anticipated rates of loan prepayments or losses could require us to write down the value of such excess cashflow certificates, adversely impacting our earnings. In an effort to mitigate the effect of interest rate risk, we periodically review our various mortgage products using historical data and identify and modify those products, on a go-forward basis, that we believe have been more adversely impacted due to changes in interest rates. However, there can be no assurance that these modifications to our product line will mitigate effectively interest rate risk in the future.

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

   The cost of funds is generally composed of two components, the interest rate swap with a similar duration and average life and the swaps spread or profit margin required by the investors. We had previously used a "Treasury Rate Lock" and 15-year Fannie Mae mortgage securities ("FNMA Securities") to hedge our cost of funds exposure. However recently, the securitizations are priced to the investor using the interest rate swaps curve. As such, our cost of funds is more closely tied to interest rate swaps and we will likely use interest rate swaps to hedge our mortgage loans in inventory pending securitization pricing. While none of the above are perfect hedges, we believe interest rate swaps will demonstrate the highest correlation to our cost of funds on a go-forward basis. We determine the nature and quantity of hedging transactions based upon various factors including, without limitation, market conditions and the expected volume of mortgage originations. If we decide to hedge, we will enter into these hedging strategies through one of our warehouse lenders and/or one of the investment bankers that underwrite our securitizations. These strategies are designated as hedges on our financial statements and are closed out when we sell the associated loans.

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

   We did not hedge over the past several quarters, including during the quarters ended September 30, 2002 and 2001. We have not yet engaged in a hedging transaction in the 4th quarter, but may do so depending upon market conditions.

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

   o The effect that the adoption of new, or changes in federal, state or local lending laws and regulations and the application of such laws and regulations may have on our ability to originate loans within a particular area. Many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In some cases, the restrictions and/or costs and risks associated with complying with the laws have been so onerous that we have decided to not lend in a state (I.E., Georgia) or municipality (I.E., Oakland). In those cases where we continue to do business, our costs of complying with a variety of potentially inconsistent federal, state and local laws has increased our compliance costs, as well as the risk of litigation or administrative action associated with complying with these proposed and enacted federal, state and local laws, particularly those aspects of such proposed and enacted laws that contain subjective (as opposed to objective) requirements, among other things.

   o Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, adoption of new, or changes in federal, state or local lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, adoption of new, or changes in accounting policies and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies and/or environmental compliance can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action against us;

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

   o The unanticipated expenses of assimilating newly-acquired businesses into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures; and

   o  Regulatory actions which may have an adverse impact on our lending.

ITEM 4.  CONTROLS AND PROCEDURES

   Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures within the past 90 days, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by us has been made known to them and has been recorded, processed, summarized and reported timely. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including several lawsuits styled as class actions. We summarize updates to the status of these actions below.

   o In or about March 1999, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, we filed a motion to change venue and plaintiffs opposed the motion. In July 1999, the Court denied the motion to change venue. We appealed and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Court granted plaintiffs' motion for class certification, from which we appealed, and the appellate court upheld the lower court's decision. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We have appealed that decision as well, and the trial court agreed to stay discovery in the action pending the result of that appeal. The appeal has been fully briefed and was argued in September 2002. We believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

   o In or about July 1999, we received notice that we had been named in a lawsuit filed in the United States District Court for the Western District of New York, alleging that amounts collected and maintained by us in certain borrowers' tax and insurance escrow accounts exceeded certain statutory (RESPA) and/or contractual (the respective borrowers' mortgage agreements) ceilings. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that our practices violated applicable statutes and/or the mortgage agreements, (c) injunctive relief, and (d) unspecified compensatory and punitive damages (including attorneys' fees). In October 1999, we filed a motion to dismiss the complaint. In or about November 1999, the case was transferred to the United States District Court for the Northern District of Illinois. In February 2000, the plaintiff opposed our motion to dismiss. In March 2000, the Court granted our motion to dismiss in part, and denied it in part. In February 2002, we executed a settlement agreement with plaintiffs pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. A fairness hearing was held June 2002, at which point the Court approved the settlement. The settlement was fully administered and the case concluded during the third quarter of 2002.

   o In November 1999, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with our initial public offering in 1996 and our reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged in the consumer lawsuits and regulatory actions brought in or around 1999 indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in our common stock. In May 2000, the Court consolidated this case and several other lawsuits that purportedly contain the same or similar allegations against us and in August 2000 plaintiffs filed their Consolidated Amended Complaint. In October 2000, we filed a motion to dismiss the Complaint in its entirety, which was opposed by plaintiffs in November 2000, and denied by the Court in September 2001. In October 2002, we executed a settlement agreement with plaintiffs and our insurer, pursuant to which we denied all wrongdoing, and our insurer agreed to resolve the litigation on a class-wide basis with plaintiffs. We expect that a fairness hearing will be scheduled within the next several months, at which time we further anticipate that the Court will approve the settlement. In the event that the settlement is not approved, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

   o In or about April 2000, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that we had improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with us. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. We answered the complaint in June 2000. In March 2001, we filed a motion for summary judgment, which was opposed by plaintiffs in March 2001, and we filed reply papers in April 2001. In June 2001, our motion for summary judgment dismissing the complaint was granted. In August 2001, plaintiffs appealed the decision. In September 2002, we executed a settlement agreement with plaintiffs pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. We anticipate that a fairness hearing will be scheduled in the upcoming months, at which time we further anticipate that the Court will approve the settlement. In the event the settlement is not approved, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

(a)   Exhibits:

EXH.
  NO.  DESCRIPTION
 ---   ----------

 10.1 Employment Agreement dated September 12, 2002 between the Registrant and Sidney A. Miller

 (b)   Reports on Form 8-K:   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DELTA FINANCIAL CORPORATION
                                                            (Registrant)

Dated: November 13, 2002
                                                By:  /S/ HUGH MILLER
                                                   -----------------------------
                                                     Hugh Miller
                                                     PRESIDENT &
                                                     CHIEF EXECUTIVE OFFICER


                                                By:  /S/ RICHARD BLASS
                                                   -----------------------------
                                                     Richard Blass
                                                     EXECUTIVE  VICE  PRESIDENT
                                                     AND CHIEF FINANCIAL OFFICER

                                  CERTIFICATION


      I, Hugh Miller, Chief Executive Officer of Delta Financial Corporation (the "Company"), certify that:

  1.  I have reviewed this quarterly report on Form 10-Q of the Company;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      (a)   designed  such  disclosure  controls and  procedures  to ensure that
            material  information   relating  to  the  Company,   including  its
            consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)   presented  in  this  quarterly   report  our conclusions  about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not  material,  that involves management or other
         employees   who   have  a   significant  role in the Company's internal
         controls; and

  6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 13, 2002

                                                By:/S/ HUGH MILLER
                                                   -----------------------------
                                                   Hugh Miller
                                                   CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION


      I, Richard Blass, Chief Financial Officer of Delta Financial Corporation (the "Company"), certify that:

  1.  I have reviewed this quarterly report on Form 10-Q of the Company;

  2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      (c)   designed  such  disclosure  controls and  procedures  to ensure that
            material  information   relating  to  the  Company,   including  its
            consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (d) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (e)   presented  in   this  quarterly   report our  conclusions  about the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

      (f) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (g) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

  6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 13, 2002


                                                By: /S/ RICHARD BLASS
                                                   -----------------------------
                                                   Richard Blass
                                                   CHIEF FINANCIAL OFFICER

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   I, Hugh Miller, President and Chief Executive Officer of Delta Financial Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The  information   contained  in  such  Form 10-Q fairly  presents,  in all
     material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13 day of November, 2002.


                                     /s/HUGH MILLER
                                    -------------------------------------
                                     Hugh Miller
                                     PRESIDENT AND CHIEF EXECUTIVE
                                     OFFICER

      CERTIFICATION OF EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   I, Richard Blass, Executive Vice President and Chief Financial Officer of Delta Financial Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 13 day of November, 2002.


                                     /s/RICHARD BLASS
                                    -------------------------------------
                                     Richard Blass
                                     EXECUTIVE VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER