Form 10-K
period 2002-12-31
DELTA FINANCIAL CORP
filed 2003-03-27
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 26, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $2.14, was approximately $12,241,157.

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes [__] No [X]

   As of March 17, 2003, the Registrant had 15,905,549 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

   Part III, Items 10, 11, 12 and 13 are incorporated by reference from Delta Financial Corporation's definitive proxy statement to stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002.

PART I
ITEM 1.  BUSINESS

BUSINESS OVERVIEW

   Delta Financial Corporation (together with its subsidiaries "Delta" or "we") is a specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans, which are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 21-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for such purposes as debt consolidation, refinancing, education and home improvement. Our corporate offices are located at 1000 Woodbury Road, Woodbury, NY 11797 and we can be contacted at (516) 364-8500 or through our internet web site at HTTP://WWW.DELTAFINANCIAL.COM. Our Exchange Act filings can be accessed on the Investor Relations page of our web site, through a link to EDGAR.

   Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which is a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate that loan. At the time we originate a loan, and prior to the time we sell that loan, we finance that loan by borrowing under warehouse lines of credit. Second, we sell loans, either through securitization or on a whole loan basis, to generate cash and non-cash revenues, recording the premiums received as revenues. We use the proceeds from these sales to repay our warehouse lines of credit and for working capital.

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

    In 2002, we originated approximately $872 million of loans, of which approximately $535 million were brokered loans and $337 million were retail loans, compared to 2001, when we originated approximately $622 million of loans, of which $346 million were brokered loans and $276 million were retail loans.

   INDEPENDENT MORTGAGE BROKER (WHOLESALE) CHANNEL. Through our wholesale distribution channel, we originate mortgage loans indirectly through licensed mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans in 26 states, through our network of approximately 1,500 brokers. The broker's role is to source the business, identify the applicant, assist in completing the loan application, gather necessary information and documents and serve as the liaison between us and the borrower through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by us as the lender, lend the money to the borrower. Because brokers conduct their own marketing and employ their own personnel to complete loan applications (and hence charge a broker fee that is commensurate with their services) and maintain contact with borrowers, originating loans through our broker network allows us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations.

   RETAIL LOAN CHANNEL. Through our retail distribution channel, we develop retail loan leads ("retail loans") primarily through our telemarketing system and our network of 7 retail offices and 4 origination centers (which are typically staffed with considerably more loan officers and cover a broader area than retail offices) located in eight states. In 2002, we converted our Charlotte, North Carolina retail office into an origination center and opened an additional origination center in Phoenix, Arizona. We continually monitor our retail operations and evaluate current and potential retail offices on the basis of selected demographic statistics, marketing analyses and other criteria developed by us. Typically, contact with the customer is initially handled through our telemarketing center. On the basis of an initial screening conducted at the time of the call, our telemarketer makes a preliminary determination of whether the customer and the property meet our lending criteria. If the customer does meet our criteria, the telemarketer will forward the customer to one of our local branches or origination centers. The mortgage analyst at the local branch or origination center may complete the application over the telephone, or schedule an appointment in the retail loan office most conveniently located to the customer or in the customer's home, depending on the customer's needs. The mortgage analyst assists the applicant in completing the loan application, ensures that an appraisal has been ordered from an independent third party appraisal company, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. Our mortgage analysts are trained to structure loans that meet the applicant's needs while satisfying our lending guidelines. The loan package is underwritten for loan approval on a centralized basis. If the loan package is approved, we will fund the loan.

   POOLING OF LOANS PRIOR TO SALE. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed through warehouse lines of credit for only a limited time - generally not more than three months - until such time as we can pool enough loans and sell the pool of loans either through securitization or on a whole loan basis. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditors for providing us with financing.

   SALE OF LOANS. We derive the majority of our revenues and cash flows from selling mortgage loans through one of two outlets: (i) securitization, which involves the public offering by a securitization trust of asset-backed pass-through securities (and related interests including securitization servicing rights on newly-originated pools of mortgage loans); and (ii) whole loan sales, which includes the sale of pools of individual loans to institutional investors, banks, and consumer finance-related companies on a servicing released basis. We select the outlet depending on market conditions, relative profitability and cash flows. We generally realize higher gain on sale when we securitize than we do when we sell whole loans. We apply the proceeds from loan sales, whether through securitizations or whole loan basis, to repay our warehouse lines of credit - in order to make available capacity under these facilities for future funding of mortgage loans - and utilize any additional funds for working capital.

   In 2002, securitizations and whole loan sales comprised approximately 89% and 11%, respectively, of our loan sales. Going forward, we expect to continue to use a combination of securitizations and whole loan sales, with the amounts of each dependent upon the marketplace and our goal of maximizing earnings and liquidity.

   The following table sets forth certain information regarding the Company's securitizations and whole loan sales during the periods presented:

                                           YEAR ENDED DECEMBER 31,
                                           (DOLLARS IN THOUSANDS)

                                       2002         2001          2000
                                    ------------------------------------
           Loan securitizations     $ 850,000    $ 345,000     $ 840,000
           Whole loan sales           102,947      261,110        58,321
                                    ------------------------------------
           Total securitizations
           and loans sold           $ 952,947    $ 606,110     $ 898,321
                                    ====================================

   In 2002, we securitized the majority of our loans in four securitizations totaling $850 million, of which we delivered a total of $819 million of mortgage loans during 2002 (and delivered the remaining $31 million of mortgage loans in January 2003, pursuant to a pre-funding mechanism). We plan to continue to utilize a combination of securitization and whole loan sales for the foreseeable future.

   SECURITIZATION. Securitizations are off balance sheet transactions that effectively provide us with a source of long-term financing.

   In a securitization, we pool together loans, typically each quarter, and sell these loans to a securitization trust, which is a qualified special purpose entity or QSPE. The securitization trust raises money to purchase the mortgage loans from us by selling securities to the public - known as asset-backed pass-through securities that are secured by the pool of mortgage loans held by the securitization trust. These asset-backed securities or senior certificates, which are usually purchased for cash by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties made in conjunction with each securitization trust. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Following the securitization, the securitization trust issues senior certificates, which entitles the holders of these senior certificates to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest on the loans in the trust equal to the pass-through interest rate on the remaining principal balance. The securitization trust also issues a subordinate certificate or a BIO certificate (referred to as an excess cashflow certificate), which entitles the holder to receive the excess cash flows after making all required payments to all other securities issued by the securitization trust, covering losses incurred by the trust and other costs and expenses of the trust. In addition, the securitization trust also issues a P certificate (representing the right to receive prepayment penalties from borrowers who payoff their loans early in their life). In each of our 2002 securitizations, we sold the excess cashflow certificate and P certificate (which entitles the holder to all prepayment penalties collected by the servicer of the underlying securitization trust) to a net interest margin trust, or NIM trust (QSPE), which in turn, issued interest-bearing NIM note(s) and a NIM owner trust certificate. We sell the excess cashflow certificate and P certificate without recourse except that we provide normal representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) for a cash price and we receive the proceeds of the sale of the note(s), together with the NIM owner trust certificate in consideration of our selling the excess cashflow certificate and P certificates to the NIM Trust. The NIM note(s) entitles the holder(s) to receive all cash flows generated by the excess cashflow certificate and P certificate owned by the NIM trust, until the holder(s) are paid in full (all principal and interest). The NIM owner trust certificates entitle the holder to all cash flows generated by the excess cashflow certificate and P certificate after the NIM note(s) have been paid in full.

   At the time we completed the 2002 securitizations, we recognized as revenue the following three economic interests:

    o The cash purchase price from the sale of the NIM note(s) issued by a NIM Trust;

    o The value of the excess cashflow certificates (initially, the NIM owner trust certificate) that we retained; and

    o The cash premium we received from selling the right to service the loans being securitized.

   These economic interests were recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

   WHOLE LOAN SALES WITHOUT RECOURSE. We also sell loans, without retaining the right to service the loans, in exchange for a cash premium. The premiums we receive from the loans sales are recorded as revenue under net gain on sale of mortgage loans at the time of sale. The cash premiums ranged between 2.0% to 5.5% of the principal amount of mortgage loans sold in 2002.

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

    o net loan origination fees on brokered loans and retail loans; and

    o retained  excess  cashflow   certificates  and  distributions  from  Delta
      Funding Residual Exchange Company LLC (the "LLC") (described below in "-Debt Modification and Debt Restructuring").

BUSINESS STRATEGY

   Our core business strategy is to continue to increase profitability and generate cash revenues in excess of our cash expenses through an increase in our overall loan production and average loan size, such that we can continue to maintain our profitability and operate on a cash flow neutral to positive basis. We believe we have the infrastructure in place to expand loan production significantly (on a percentage basis) in both our wholesale and retail channels, without having to invest significantly in our infrastructure. We plan to increase loan production by:

    o increasing   the   number   of   commissioned-based   account   executives
      responsible for generating new wholesale business;

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

   DEBT MODIFICATION AND DEBT RESTRUCTURING

   In August 2000, we announced an agreement to modify the terms of the indenture governing our senior notes (the "Debt Modification"). With the consent of the holders of greater than fifty percent of our senior notes, we modified a negative pledge covenant in the senior notes indenture, which had previously prevented us from selling or otherwise obtaining financing by using our excess cashflow certificates as collateral. In consideration for the senior noteholders' consent, we agreed, in an exchange offer (the "First Exchange Offer"), to offer then current holders the opportunity to exchange their then existing senior notes for (a) new senior secured notes and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. In December 2002, the exercise price for the warrants issued by us was adjusted downward to $0.01 per share in accordance with the agreement. The senior secured notes have the same coupon, face amount and maturity date as the senior notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of our excess cashflow certificates. The First Exchange Offer was consummated in December 2000, with holders of greater than $148 million (of $150 million) of senior notes tendering in the exchange.

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

   o voting membership interests in the LLC, a newly-formed limited liability company (unaffiliated with us), to which we transferred all of the mortgage-related securities previously securing the senior secured notes (primarily comprised of excess cashflow certificates);

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

   As part of the Second Exchange Offer, all tendering noteholders waived their right to receive any future interest coupon payments on the tendered notes beginning with the August 2001 interest coupon payment. With the closing of the Second Exchange Offer, we recorded a charge of $19.3 million related to the extinguishment of debt and paid the August 2001 interest coupon payment on the approximately $10.8 million of notes that did not tender in the Second Exchange Offer. The notes bear interest at a rate of 9.5% per annum, payable semi-annually (on February 1st and August 1st) and a maturity date of August 1, 2004 when all outstanding principal is due.

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

   We provide our customers with an array of loan products designed to meet their needs, using a risk-based pricing strategy to develop products for various risk categories. Historically, we have offered fixed-rate loan products and, to date, the majority of our loan production is fixed-rate. As we have expanded geographically, we have expanded our product offerings to include hybrid mortgages, in which the interest rate remains fixed for the first two or three years and then adjusts thereafter.

   We primarily conduct our broker lending operations out of our Woodbury, New York headquarters. Final underwriting approval for brokered loans is centralized and required from the Woodbury, New York headquarters. We conduct our retail operations out of 4 call centers, 7 retail offices and a telemarketing hub, located in eight states. Final underwriting approval for retail loans is required from either our retail underwriting office in Cincinnati, Ohio, which has full underwriting authority or from our Woodbury, New York headquarters.

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

LOAN ORIGINATIONS AND PURCHASES

   Our loan originations increased by 40% to $872 million in 2002 from $622 million in 2001. The following table shows certain data regarding our loans, presented by channel of loan originations, for the years shown:

                                                         YEAR ENDED DECEMBER 31,
                                                  2002           2001           2000
                                                  ----           ----           ----
                                                       (DOLLARS IN THOUSANDS)
Broker:
  Principal balance.......................     $ 534,999      $ 345,916      $ 603,616
    Average principal balance per loan....     $     116      $      79      $      74
    Combined weighted average initial loan-
      to-value ratio(1)...................         74.6%          71.7%          71.1%
    Weighted average interest rate........          9.5%          11.1%          11.7%
  Weighted average credit score...........           601            584            587
Retail:
    Principal balance.....................     $ 337,191      $ 275,799      $ 260,388
    Average principal balance per loan....     $      97      $      82      $      67
    Combined weighted average initial loan-
      to-value ratio(1)...................         79.5%          77.4%          76.9%
    Weighted average interest rate........          9.1%           9.8%          10.6%
  Weighted average credit score...........           631            633            617
Correspondent (2):
    Principal balance.....................            --             --      $  69,434
    Average principal balance per loan....            --             --      $      75
    Combined weighted average initial loan-
      to-value ratio(1)................               --             --          70.5%
    Weighted average interest rate........            --             --          11.5%
  Weighted average credit score...........            --             --            599
Total loan purchases and originations:
    Principal balance.....................     $ 872,190      $ 621,715      $ 933,438
    Average principal balance per loan....     $     108      $      81      $      72
    Combined weighted average initial loan-
      to-value ratio(1)...................         76.5%          74.2%          72.7%
    Weighted average interest rate........          9.4%          10.5%          11.4%
  Weighted average credit score...........           613            606            596
Percentage of loans secured by:
    First mortgage........................         96.3%          94.1%          90.9%

---------------
(1) We determine the weighted average initial loan-to-value ratio of a loan secured by a first mortgage by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. We determine the weighted average initial loan-to-value ratio of a loan secured by a second mortgage by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

(2) We discontinued our correspondent operations in July 2000 to focus on our less cash intensive broker and retail channels.

   The following table shows certain data regarding our loans, presented by channel of loan originations, on a quarterly basis for 2002:

                                                                THREE MONTHS ENDED
                                              -----------------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                2002         2002          2002           2002
                                              ---------    --------     ----------     ------------
                                                              (DOLLARS IN THOUSANDS)
Broker:
    Number of brokered Loans.............        1,162       1,301         1,100         1,048
    Principal balance....................    $ 122,758   $ 141,039     $ 126,651     $ 144,551
    Average principal balance per loan...    $     106   $     108     $     115     $     138

    Combined weighted average initial loan-
      to-value ratio(1)..................        74.3%        73.4%        74.9%         75.7%
    Weighted average interest rate.......         9.9%         9.9%         9.5%          8.9%
  Weighted average credit score..........          599          598          596           610
Retail:
    Number of retail loans...............          713          793          882         1,078
    Principal balance....................    $  67,235    $  69,095    $  87,717     $  13,144
    Average principal balance per loan...    $      94    $      87    $      99     $     105
    Combined weighted average initial loan-
      to-value ratio(1)..................        78.4%        77.7%        80.3%         80.5%
    Weighted average interest rate.......         9.3%         9.5%         9.0%          8.7%
  Weighted average credit score..........          631          628          633           631
Total loan originations:
    Total number of loans................        1,875        2,094        1,982         2,126
    Principal balance....................    $ 189,993    $ 210,134    $ 214,368     $ 257,695
    Average principal balance per loan...         $101         $100         $108          $121
    Combined weighted average initial loan-
      to-value ratio(1)..................        75.8%        74.8%        77.1%         77.8%
    Weighted average interest rate.......         9.7%         9.8%         9.3%          8.8%
  Weighted average credit score..........          610          608          611           620

---------------
(1) We determine the weighted average initial loan-to-value ratio of a loan secured by a first mortgage by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. We determine the weighted average initial loan-to-value ratio of a loan secured by a second mortgage by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

    The following table shows lien position, weighted average interest rates and loan-to-value ratios for the years shown:

                                                         YEAR ENDED DECEMBER 31,
                                                        2002      2001     2000
                                                        ----      ----     ----
FIRST MORTGAGE:
    Percentage of total purchases and originations     96.3%      94.1%    90.9%
    Weighted average interest rate........              9.3%      10.5%    11.4%
    Weighted average initial loan-to-value ratio(1)    76.4%      74.2%    73.1%
SECOND MORTGAGE:
    Percentage of total purchases and originations      3.7%       5.9%     9.1%
    Weighted average interest rate........             10.5%      11.1%    11.5%
    Weighted average initial loan-to-value ratio(1)    79.3%      75.4%    71.1%

---------------
(1) We determine the weighted average initial loan-to-value ratio of a loan secured by a first mortgage by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. We determine the weighted average initial loan-to-value ratio of a loan secured by a second mortgage by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

   The following table shows the geographic distribution of loan purchases and originations for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                       -----------------------------------------------------------------------------------
                                2000                         2001                         2002
REGION                 PERCENTAGE   DOLLAR VALUE    PERCENTAGE   DOLLAR VALUE    PERCENTAGE   DOLLAR VALUE
------                 ----------   ------------    ----------   ------------    ----------   ------------
                                                      (DOLLARS IN MILLIONS)

NY, NJ and PA........     43.9%     $ 409.7           40.0%       $ 248.4           43.1%       $ 376.1
Midwest..............     27.7        258.7           34.1          212.2           25.5          222.1
Mid-Atlantic*........     10.5         97.6           11.8           73.1           13.5          118.2
Southeast............      9.4         87.5            7.5           46.8            9.5           82.5
New England..........      7.1         66.6            5.6           34.9            7.3           64.0
West.................      1.4         13.3            1.0            6.3            1.1            9.3

------------
* Excluding New York (NY), New Jersey (NJ) and Pennsylvania (PA).

   WHOLESALE  MARKETING.   Throughout  our  history,  we  have  established  and
maintained relationships with brokers (and, prior to July 2000, correspondents) offering non-conforming mortgage products.

   Typically, we initiate contact with a broker through our Business Development Department, supervised by a senior officer with over ten years of sales and marketing experience in the industry. We usually hire business development representatives, or account executives, who have contacts with brokers that originate non-conforming mortgage loans within their geographic territory. The account executives are responsible for developing and maintaining our broker network within their geographic territory by frequently visiting the broker, communicating our underwriting guidelines, disseminating new product information and pricing changes, and by demonstrating a continuing commitment to understanding the needs of the customer. The account executives attend industry trade shows and inform us about the products and pricing being offered by competitors and new market entrants. This information assists us in refining our programs and product offerings in order to remain competitive. Account executives are compensated with a base salary and commissions based on the volume of loans originated as a result of their efforts.

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

   BROKERED LOANS. For the year ended December 31, 2002, our broker network accounted for $535.0 million, or 61%, of our loan originations, compared to $345.9 million, or 56%, of our loan originations for the year ended December 31, 2001 and $603.6 million, or 65%, of our loan purchases and originations for the year ended December 31, 2000. No single broker contributed more than 2.2%, 1.3% or 2.0% of our total loan production in the years ended December 31, 2002, 2001 and 2000, respectively.

   Once approved, a broker may submit loan applications for prospective borrowers. To process broker submissions, our broker originations channel is organized by geographic regions and into teams, each consisting of account executives, account managers and processors, which are generally assigned to specific brokers. Because we operate in a highly competitive environment where brokers often submit the same loan application to several prospective lenders simultaneously, we strive to provide brokers with a rapid and informed response. Account executives analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within one business day. The application is logged into our proprietary originations software program - called Click & Close - which automatically queues the loan over to an underwriter from the team covering that geographic area and/or broker. If the application is approved by our underwriter, a "conditional approval" will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The file is then queued back to the account manager and processor, who work directly with the submitting broker to collect the requested information, meet all underwriting conditions and send out all appropriate documentation and disclosures. In most cases, we fund loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, we will make all reasonable attempts to ensure that there is no missing information concerning the borrower or the application that might change the decision on the loan.

   We compensate our account executives, who are the primary relationship contacts with the brokers, predominantly on a commission basis. We strive to have our account executives maintain the level of knowledge and experience integral to our commitment to providing the highest quality service for brokers. We believe that by maintaining an efficient, trained and experienced staff, we have addressed four central factors that determine where a broker sends its business:

     o   the service and support a lender provides;

     o   product offerings and pricing;

     o   the turn-around time, or speed with which a lender closes loans; and

     o   the lender's knowledge concerning the broker and his business.

   RETAIL LOANS. We develop retail loan leads primarily through our automated telemarketing system and our network of 4 call centers and 7 retail offices located in eight states. For the year ended December 31, 2002, the retail channel accounted for $337.2 million, or 39%, of our loan originations, compared to $275.8 million, or 44%, of our loan originations for the year ended December 31, 2001 and $260.4 million, or 28%, of our loan purchases and originations for the year ended December 31, 2000. Through our marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for our products. Our telemarketing representatives identify interested customers and forward these potential borrowers to a branch manager through our Click & Close system. The branch managers, in turn, distribute these leads to mortgage analysts via Click & Close by queuing the loan to a mortgage analyst's to do list in Click & Close. The assigned mortgage analyst discusses the applicant's qualifications and available loan products, negotiates loan terms with the borrower and processes the loan through completion. Click & Close is utilized to queue the loan to underwriters at the appropriate times for approvals and help facilitate the loan application process through closing.

   We compensate our mortgage analysts, who are the primary relationship contacts with our borrowers, predominantly on a commission basis.

   CORRESPONDENT LOANS. We discontinued our correspondent operations in July 2000 to focus on our less cash intensive broker and retail channels. As such, we had no correspondent purchases in 2002 or 2001. For the year ended December 31, 2000, our correspondent network accounted for $69.4 million, or 7%, of our loan purchases and originations. No single correspondent contributed more than 1.5% of our total loan production in 2000.

LOAN UNDERWRITING

   We maintain written underwriting guidelines that are utilized by all employees associated with the underwriting process. Throughout our 21 years in existence, these guidelines have been continually reviewed and updated by senior underwriters and the head of risk management. We provide our underwriting guidelines to all of the brokers from whom we accept loan applications. Loan applications received from brokers are classified according to particular characteristics including, but not limited to, the applicant's:

   o   ability to pay;
   o credit history (with emphasis on the applicant's existing mortgage payment history);
   o   credit score;
   o   income  documentation  type;

   o   lien position;
   o   loan-to-value ratio;
   o   property type; and
   o general stability, in terms of employment history, time in residence, occupancy and condition and location of the collateral.

   We have established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings "A" through "D," with subratings within those categories. Terms of loans that we make, as well as maximum loan-to-value ratios and debt-to-income ratios, vary depending on the classification of the applicant and the borrower's credit score. Loan applicants with less favorable credit ratings and/or lower credit scores are generally offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings and/or higher credit scores. The general criteria our underwriting staff uses in classifying loan applicants are set forth in the following table.






                      REST OF PAGE INTENTIONALLY LEFT BLANK

                            DELTA FUNDING CORPORATION
                          UNDERWRITING GUIDELINE MATRIX
------------------------------- ----------------------------------------------------------------------------------------------
                                                                       FIRST MORTGAGE
------------------------------- ------------------------------------------------ ---------------------------------------------
                                                OWNER OCCUPIED                                NON OWNER OCCUPIED
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
       CREDIT           MIN           FULL         LIMITED INCOME                    FULL            LIMITED
      PROGRAM          CREDIT        INCOME         & NO INCOME                     INCOME         INCOME & NO
 ~ MAX LOAN AMOUNT     SCORE         CHECK            CHECK          AS STATED       CHECK         INCOME CHECK    AS STATED
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
                                                                                    LTV >80%:
                                   LTV >90%:        LTV >85%:       LTV >80%:      1-4 FAMILY
     PROPERTY                     1-2 FAMILY       1-2 FAMILY      1-2 FAMILY       LTV >85%:
   RESTRICTIONS                    DETACHED         DETACHED        DETACHED       1-2 FAMILY
                                   & CONDO'S        & CONDO'S       & CONDO'S       DETACHED
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
        A+              675      100% 1st Mtg      95% 1st Mtg     90% 1st Mtg     90% 1st Mtg     75% 1st Mtg   70% 1st Mtg
                        650      100% 1st Mtg      90% 1st Mtg     85% 1st Mtg     85% 1st Mtg     75% 1st Mtg   70% 1st Mtg
                        625       95% 1st Mtg      90% 1st Mtg     85% 1st Mtg     85% 1st Mtg     75% 1st Mtg   70% 1st Mtg
 ~ UP TO $600,000       550       90% 1st Mtg      85% 1st Mtg     80% 1st Mtg     80% 1st Mtg     75% 1st Mtg   70% 1st Mtg
                        525       85% 1st Mtg      80% 1st Mtg         NA          80% 1st Mtg     70% 1st Mtg        NA
                        500       80% 1st Mtg      75% 1st Mtg         NA          75% 1st Mtg     65% 1st Mtg        NA
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
        A1              675      100% 1st Mtg      95% 1st Mtg     90% 1st Mtg     90% 1st Mtg     75% 1st Mtg   70% 1st Mtg
                        650      100% 1st Mtg      90% 1st Mtg     85% 1st Mtg     85% 1st Mtg     75% 1st Mtg   70% 1st Mtg
                        625       95% 1st Mtg      90% 1st Mtg     85% 1st Mtg     85% 1st Mtg     75% 1st Mtg   70% 1st Mtg
 ~ UP TO $600,000       550       90% 1st Mtg      85% 1st Mtg     80% 1st Mtg     80% 1st Mtg     75% 1st Mtg   70% 1st Mtg
                        525       85% 1st Mtg      75% 1st Mtg         NA          75% 1st Mtg     65% 1st Mtg        NA
                        500       80% 1st Mtg      70% 1st Mtg         NA          70% 1st Mtg     60% 1st Mtg        NA
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
                        575       90% 1st Mtg      85% 1st Mtg     80% 1st Mtg     80% 1st Mtg     75% 1st Mtg   70% 1st Mtg
        A2              550       85% 1st Mtg      80% 1st Mtg     75% 1st Mtg     80% 1st Mtg     70% 1st Mtg   65% 1st Mtg
 ~ UP TO $500,000       525       80% 1st Mtg      75% 1st Mtg         NA          75% 1st Mtg     65% 1st Mtg        NA
                        500       75% 1st Mtg      70% 1st Mtg         NA          70% 1st Mtg     60% 1st Mtg        NA
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
                        600       90% 1st Mtg      80% 1st Mtg     75% 1st Mtg     80% 1st Mtg     70% 1st Mtg
        B1              575       85% 1st Mtg      80% 1st Mtg     75% 1st Mtg     80% 1st Mtg     70% 1st Mtg
 ~ UP TO $450,000       550       85% 1st Mtg      75% 1st Mtg     70% 1st Mtg     75% 1st Mtg     65% 1st Mtg
                        525       80% 1st Mtg          NA              NA              NA              NA
                        500       75% 1st Mtg          NA              NA              NA              NA
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
        B2              575       85% 1st Mtg      75% 1st Mtg     70% 1st Mtg     75% 1st Mtg
~ UP TO $450,000        550       80% 1st Mtg      70% 1st Mtg     70% 1st Mtg     70% 1st Mtg
                        525       75% 1st Mtg          NA              NA              NA
                        500       70% 1st Mtg          NA              NA              NA
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
                        575       80% 1st Mtg      75% 1st Mtg                     75% 1st Mtg
        C1              550       80% 1st Mtg      75% 1st Mtg                     70% 1st Mtg
 ~ UP TO $300,000       525       75% 1st Mtg          NA                              NA
                        500       70% 1st Mtg          NA                              NA
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
        C2              550       75% 1st Mtg
 ~ UP TO $300,000       525       70% 1st Mtg
                        500       65% 1st Mtg
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
        D1              550       70% 1st Mtg
 ~ UP TO $250,000       500       65% 1st Mtg
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
       ***D2            525       65% 1st Mtg
 ~ UP TO $250,000       500       60% 1st Mtg
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------
       ***D3            550       60% 1st Mtg
 ~ UP TO $250,000
-------------------- ---------- ---------------- ---------------- -------------- ---------------- -------------- -------------


                                                              BANKRUPTCY
   DTI             MORTGAGE PAYMENT HISTORY                  INFORMATION
 -------- -------------------------------------------- -----------------------------
   **55%       EXCELLENT MORTGAGE HISTORY 0x30 on         *** MINIMUM 3 YEARS OLD
             mortgages within last 12 months. * For       Chapter 7 discharge or
           extended LTV's with credit score < 575,      Chapter 13 filing. Chapter
           0x60 months 13 to 24. No foreclosures        13 discharge must be 1 year
                        last 3 years.                      old at closing
 -------- -------------------------------------------- -----------------------------
  **55%       EXCELLENT MORTGAGE HISTORY 1x30 on         *** MINIMUM 3 YEARS OLD
           mortgages within last 12 months. * For        Chapter 7 discharge or
           extended LTV's with credit score < 575,     Chapter 13 filing. Chapter
         0x60 months 13 to 24. No foreclosures last    13 discharge must be 1 year
                          3 years.                           old at closing
 -------- -------------------------------------------- -----------------------------
              EXCELLENT MORTGAGE HISTORY 2x30 on         *** MINIMUM 2 YEARS OLD
            mortgages within last 12 months. * For        Chapter 7 discharge or
  **55%     extended LTV's with credit score < 575,     Chapter 13 filing. Chapter
          0x90 months 13 to 24. No foreclosures last      13 must be discharged
                           2 years.                          before closing.
 -------- -------------------------------------------- -----------------------------
   **55%              GOOD MORTGAGE HISTORY               *** MINIMUM 2 YEARS OLD
            3x30 on mortgages within last 12 months.       Chapter 7 discharge or
           No foreclosures last 2 years. If mortgage     Chapter 13 filing. Chapter
          history(s) for the past 12 months is 0x30,       13 must be discharged
            the foreclosure/NOD restriction will be           before closing.
                     lowered to 18 months.
 -------- -------------------------------------------- -----------------------------
  **55%              GOOD MORTGAGE HISTORY              *** MINIMUM 18 MONTHS OLD
         2x30 & 1x60 or Unlimited 30's, 0x60 on           Chapter 7 discharge or
           mortgages within last 12 months. No            Chapter 13 filing. Open
         foreclosures last 18 months. If mortgage         Chapter 13 considered.
         history(s) for the past 12 months is 0x30,        Mortgage must be paid as
          the foreclosure/NOD restriction will be          agreed since filing.
                 lowered to 12 months.
 -------- -------------------------------------------- -----------------------------
  **55%              FAIR MORTGAGE HISTORY                *** MINIMUM 1 YEAR OLD
            0x90 on mortgages within last 12 months.       Chapter 7 discharge or
              No worse than D-30 at closing. No           Chapter 13 filing. No late
                  foreclosures last 12 months.           payments on mortgages since
                                                           Chapter 7 or 13 filing.
 -------- -------------------------------------------- -----------------------------
  **55%              FAIR MORTGAGE HISTORY                  Chapter 7 must be
           1x90 on mortgages within last 12 months.    discharged by closing. Open
                No worse than D-60 at closing.            Chapter 13 considered.
 -------- -------------------------------------------- -----------------------------
                     POOR MORTGAGE HISTORY                  Chapter 7 must be
  **55%    1x120 on mortgages within last 12 months.   discharged by closing. Open
                No worse than D-90 at closing.            Chapter 13 considered.
 -------- -------------------------------------------- -----------------------------
                     POOR MORTGAGE HISTORY                  Chapter 7 must be
  **55%    No worse than D-119 at closing. Mortgage       discharged by closing.
                      NOT in foreclosure.              Open Chapter 13 considered.
 -------- -------------------------------------------- -----------------------------
                                                            Chapter 7 must be
  **55%              POOR MORTGAGE HISTORY             discharged by closing. Open
           Open foreclosures considered case-by-case      Chapter 13 considered.
 -------- -------------------------------------------- -----------------------------

- MAXIMUM LOAN AMOUNTS AVAILABLE ARE SUBJECT TO LTV, INCOME CLASSIFICATION AND OCCUPANCY REQUIREMENTS.
NOTE: MINIMUM 2 YEARS EMPLOYMENT HISTORY FOR PROGRAMS A+ THROUGH B2.
NOTE: Minimum MARKET VALUE for: OO FIC, LIC & NIC > 90%, OO As Stated > 85% and NOO FIC > 85% is $80,000.
------------------------------------------------------------------------------------------------------------------------------
*      Extended LTV's are defined as: OO > 80% and NOO > 75%. For Credit Programs A+ through A2, if Credit Score is < 575, must obtain 24 month mortgage history.
       If mortgage history is not reporting and Credit Score is > = 575, must obtain 12 months mortgage history.
       For LTV's > 90%, As Stated > 85%, All NOO's > 85%, months 13-24 must be 0x60 if reporting to credit.
------------------------------------------------------------------------------------------------------------------------------
**     For LTV's above 80% and/or income under $25K/yr, maximum DTI = 50% for programs A+ through D3.
------------------------------------------------------------------------------------------------------------------------------
***    Lower LTV by 5% for programs D2 & D3 in: Connecticut, Idaho, Illinois, Indiana, Iowa, Maine, Massachusetts, New Jersey,
       New York, Oklahoma, Vermont & Wisconsin.
------------------------------------------------------------------------------------------------------------------------------
****   Chapter 13 involuntary  dismissal date follows same guidelines as Chapter 7 discharge.
------------------------------------------------------------------------------------------------------------------------------

                                       11

                            DELTA FUNDING CORPORATION
                          UNDERWRITING GUIDELINE MATRIX
-------------------------------------------- ------------------------------------------------------------------------------
                                                                            SECOND MORTGAGE
-------------------------------------------- ---------------------------------------------------- -------------------------
                                                               OWNER OCCUPIED                        NON OWNER OCCUPIED
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
      CREDIT PROGRAM          MIN CREDIT             FULL INCOME           LIMITED INCOME & NO
    ~ MAX LOAN AMOUNT            SCORE                  CHECK                 INCOME CHECK            FULL INCOME CHECK
--------------------------- ---------------- ------------------------------------------------------------------------------
  PROPERTY RESTRICTIONS                       2ND MORTGAGES NOT AVAILABLE FOR: SCORES < 550, AS STATED LOANS, NPO LOANS,
                                                  MIXED USE/MULTI-FAMILY & DOUBLE WIDE MANUFACTURED HOMES OR "UNIQUE
                                                                             PROPERTIES".
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
            A+                    675             #100% 2ND MTG              80% 2nd Mtg                75% 2nd Mtg
                                  650             #100% 2ND MTG              80% 2nd Mtg                75% 2nd Mtg
                                  625              90% 2nd Mtg               80% 2nd Mtg                75% 2nd Mtg
                                  550              85% 2nd Mtg               80% 2nd Mtg                75% 2nd Mtg
     ~ UP TO $600,000             525                  NA                         NA                         NA
                                  500                  NA                         NA                         NA
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
            A1                    675             #100% 2ND MTG              80% 2nd Mtg                75% 2nd Mtg
                                  650             #100% 2ND MTG              80% 2nd Mtg                75% 2nd Mtg
                                  625              90% 2nd Mtg               80% 2nd Mtg                75% 2nd Mtg
                                  550              85% 2nd Mtg               80% 2nd Mtg                75% 2nd Mtg
     ~ UP TO $600,000             525                  NA                         NA                         NA
                                  500                  NA                         NA                         NA
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
            A2                    575              85% 2nd Mtg               80% 2nd Mtg                75% 2nd Mtg
                                  550              85% 2nd Mtg               80% 2nd Mtg                75% 2nd Mtg
                                  525                  NA                         NA                         NA
                                  500                  NA                         NA                         NA
     ~ UP TO $500,000
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
                                  600              80% 2nd Mtg               80% 2nd Mtg                70% 2nd Mtg
            B1                    575              80% 2nd Mtg               80% 2nd Mtg                70% 2nd Mtg
     ~ UP TO $450,000             550              80% 2nd Mtg               75% 2nd Mtg                70% 2nd Mtg
                                  525                  NA                         NA                         NA
                                  500                  NA                         NA                         NA
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
            B2                    575              80% 2nd Mtg
      ~ UP TO $450,000            550              80% 2nd Mtg
                                  525                  NA
                                  500                  NA
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
                                  575              75% 2nd Mtg
            C1                    550              75% 2nd Mtg
     ~ UP TO $300,000             525                  NA
                                  500                  NA
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
            C2                    550
     ~ UP TO $300,000             525
                                  500
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
            D1                    550
     ~ UP TO $250,000             500
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
           ***D2                  525
     ~ UP TO $250,000             500
--------------------------- ---------------- ------------------------ --------------------------- -------------------------
          ***D3                   550
     ~ UP TO $250,000
--------------------------- ---------------- ------------------------ --------------------------- -------------------------


    DTI            MORTGAGE PAYMENT HISTORY               BANKRUPTCY INFORMATION
  ---------- --------------------------------------- -----------------------------------
   **55%          EXCELLENT MORTGAGE HISTORY             *** MINIMUM 3 YEARS OLD
               0x30 on mortgages within last 12       Chapter 7 discharge or Chapter 13
                           months.                                 filing.
               * For extended LTV's with credit          Chapter 13 discharge must be
                         score < 575,                       1 year old at closing
                    0X60 months 13 to 24.
                No foreclosures last 3 years.
 ---------- --------------------------------------- -----------------------------------
   **55%          EXCELLENT MORTGAGE HISTORY             *** MINIMUM 3 YEARS OLD
               1x30 on mortgages within last 12      Chapter 7 discharge or Chapter 13
                           months.                                filing.
               * For extended LTV's with credit        Chapter 13 discharge must be 1
                         score < 575,                        year old at closing
                    0X60 months 13 to 24.
                No foreclosures last 3 years.
 ---------- --------------------------------------- -----------------------------------
   **55%          EXCELLENT MORTGAGE HISTORY             *** MINIMUM 2 YEARS OLD
               2x30 on mortgages within last 12     Chapter 7 discharge or Chapter 13
                        months.                                  filing.
              * For extended LTV's with credit      Chapter 13 must be discharged
                        score < 575,                         before closing.
                     0X90 months 13 to 24.
                No foreclosures last 3 years.
 ---------- --------------------------------------- -----------------------------------
                     GOOD MORTGAGE HISTORY               *** MINIMUM 2 YEARS OLD
               3X30 on mortgages within last 12     Chapter 7 discharge or Chapter 13
                           months.                              filing.
                No foreclosures last 2 years.        Chapter 13 must be discharged
   **55%     IF MORTGAGE HISTORY(S) FOR THE PAST              before closing.
            12 MONTHS IS 0X30, THE FORECLOSURE/NOD
              RESTRICTION WILL BE LOWERED TO 18
                           MONTHS.
 ---------- --------------------------------------- -----------------------------------
    **55%            GOOD MORTGAGE HISTORY                 *** MINIMUM 18 MONTHS OLD
           2x30 & 1x60 or Unlimited 30's, 0x60        Chapter 7 discharge or Chapter 13
           on mortgages within last 12 months.                  filing.
             No foreclosures last 18 months.              Open Chapter 13 considered.
             IF MORTGAGE HISTORY(S) FOR THE PAST        Mortgage must be paid as agreed
           12 MONTHS IS 0X30, THE FORECLOSURE/NOD              since filing.
          RESTRICTION WILL BE LOWERED TO 12 months.
 ---------- --------------------------------------- -----------------------------------
                    FAIR MORTGAGE HISTORY                 *** MINIMUM 1 YEAR OLD
               0x90 on mortgages within last 12     Chapter 7 discharge or Chapter 13
   **55%                   months.                               filing.
                No worse than D-30 at closing.        No late payments on mortgages
               No foreclosures last 12 months.        since Chapter 7 or 13 filing.
 ---------- --------------------------------------- -----------------------------------
   **55%            FAIR MORTGAGE HISTORY
               1x90 on mortgages within last 12      Chapter 7 must be discharged by
                           months.                               closing
                No worse than D-60 at closing.         Open Chapter 13 considered.
 ---------- --------------------------------------- -----------------------------------
                    POOR MORTGAGE HISTORY
              1x120 on mortgages within last 12      Chapter 7 must be discharged by
   **55%                   months.                               closing.
                No worse than D-90 at closing.         Open Chapter 13 considered.
 ---------- --------------------------------------- -----------------------------------
                    POOR MORTGAGE HISTORY            Chapter 7 must be discharged by
   **55%       No worse than D-119 at closing.                   closing.
                 Mortgage NOT in foreclosure.          Open Chapter 13 considered.
 ---------- --------------------------------------- -----------------------------------
                    POOR MORTGAGE HISTORY            Chapter 7 must be discharged by
   **55%         Open foreclosures considered                    closing.
                         case-by-case                  Open Chapter 13 considered.
 ---------- --------------------------------------- -----------------------------------

  #100% LTV 2ND  MORTGAGE  REQUIREMENTS  ARE AS  FOLLOWS:  (SEE  GUIDELINES  FOR
   ADDITIONAL REQUIREMENTS)
[] Minimum 650 middle credit score.
[] FIC only (24 month bank statements not allowed in this program).
[] Min 4 yrs bankruptcy discharge or foreclosure. Consumer Credit Counseling not allowed in this program.
[] 1 family detached only. No condos.
[] REFINANCES only. No purchase money.
[] Minimum loan amount $40,000 as a stand alone 2nd. As a  simultaneous  1st and
   2nd, minimum $20,000.
[] Maximum loan amount  $250,000.
[] Minimum market value $100,000.
[] 12 month mortgage history required.  If 24 months reports to credit,  0x60 in months 13-24.
--------------------------------------------------------------------------------

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

(DOLLARS IN THOUSANDS)

                                      PERCENT
YEAR    CREDIT           TOTAL       OF TOTAL     WAC(1)      WLTV(2)
----     ----            ----         ------       -----      ------
2002       A       $   752,920        86.3%        9.1%       78.1%
           B            57,186         6.6        10.3        70.3
           C            42,903         4.9        11.1        66.0
           D            19,181         2.2        12.1        55.5
                     ---------        ----        ----        ----
      Totals       $   872,190       100.0%        9.4%       76.5%
                   ===========       ======        ====       =====

2001       A       $   478,485        77.0%       10.0%       76.7%
           B            59,729         9.6        11.5        68.6
           C            61,498         9.9        12.2        66.7
           D            22,003         3.5        13.2        57.4
                     ---------        ----        ----        ----
      Totals       $   621,715       100.0%       10.5%       74.2%
                   ===========       ======       =====       =====

2000       A       $   596,946        63.9%       10.8%       75.7%
           B           164,024        17.6        11.7        70.2
           C           127,041        13.6        12.6        67.3
           D            45,427         4.9        13.8        56.9
                     ---------        ----        ----        ----
      Totals       $   933,438       100.0%       11.4%       72.7%
                   ===========       ======       =====       =====

------------------
(1) Weighted Average Coupon ("WAC").
(2) Weighted Average Initial Loan-to-Value Ratio ("WLTV").

   The mortgage loans we originate have amortization schedules ranging from 5 years to 30 years, generally bear interest at fixed rates and require equal monthly payments which are due as of a scheduled day of each month which is fixed at origination. Substantially all of our mortgage loans are fully amortizing loans. We primarily originate fixed rate loans, which amortize over a period not to exceed 30 years. The principal amounts of the loans we originate generally range from a minimum of $25,000 to a maximum of $600,000 and we will lend up to 100% of the combined loan-to-value ratio. Our loans are generally secured by one- to four-family residences, including condominiums and town-houses, and these properties are usually occupied by the owner. It is our policy not to accept commercial properties or unimproved land as collateral. However, we will accept mixed-use properties, such as a property where a portion of the property is used for residential purposes and the balance is used for commercial purposes, and will accept small multifamily properties of 5 to 8 units, both at reduced loan-to-value ratios. We do not originate loans where any senior mortgage contains open-end advance, negative amortization or shared appreciation provisions - all of which could have the effect of increasing the amount of the senior mortgage, thereby increasing the combined LTV, and making the loan more risky for us.

   Our mortgage loan program includes:

       o   a full documentation program;

       o   a limited documentation program;
       o   a no income verification program for self-employed borrowers; and
       o   a stated income program.

   Our borrowers' total monthly debt obligations - which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness - generally are 50% or less of the borrower's monthly gross income, although some of our borrowers will qualify using our maximum debt-to-income ratio of 55%. For loans to borrowers who are salaried employees, we require current employment information in addition to employment history. We verify this information based on one or more of the following items: written confirmation from employers, recent pay-stubs, recent W-2 tax forms, recent tax returns, bank statements and telephone confirmation from the employer. For our limited documentation program, we require either 6 months of bank statements or a job letter to be submitted which contains substantially the same information one would find on a standard verification of employment form, including:

       o   job position;
       o   length of time on job;
       o   current salary; and
       o the job letter should appear on the employer's letterhead and include the telephone number and signature of the individual completing the letter on behalf of the employer.

   For our no income verification program, we require proof of self-employment in the same business for 2 years. We only offer our stated income program, which represents a very small percentage of our loans, for better credit quality borrowers where a telephone verification is done by an underwriter to verify that the borrower is employed. We usually require lower combined loan-to-value ratios with respect to loans made under programs other than the full documentation program.

   We assess a borrower's credit worthiness primarily based on his or her mortgage history and credit score, and generally adjust our pricing and loan to value ratios based on many other risk parameters. Our borrowers often have either (a) mortgage or other credit delinquencies, (b) problems providing documentation required by traditional lenders, and/or (c) collateral types that traditional lenders will not lend against. As such, we employ experienced non-conforming mortgage loan credit underwriters to review the applicant's credit profile and to evaluate whether an impaired credit history is a result of adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. An applicant's credit record will often be impaired by personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing.

   As part of our settlement agreements with New York State regulators - I.E., the Remediation Agreement and Stipulated Order on Consent - we agreed to modify certain aspects of our underwriting guidelines. Even though these agreements terminated in September 2002, we have not eliminated the underwriting changes we agreed to and, in fact, intend to continue to originate loans in accordance with these agreements.

   We have a staff of 43 underwriters with an average of 11 years of non-conforming lending experience. All underwriting functions for broker originations are centralized in our Woodbury, New York headquarters. All underwriting functions for retail originations are centralized in our retail underwriting "hub," located in Cincinnati, Ohio, and our Woodbury, New York headquarters. We do not delegate underwriting authority to any third party. Our underwriting department functions independently of our business development and sales departments and does not report to any individual directly involved in the sales origination process. None of our underwriters are compensated on an incentive or commission basis. Our underwriters are trained to review all components of the loan to determine its compliance with our underwriting guidelines.

   We have instituted underwriting checks and balances that are designed to ensure that loans are generally reviewed and approved by a minimum of two underwriters. The Underwriting Department employs underwriters with different levels of experience and authority and loans generally must receive a secondary review by an underwriter of equal or higher rank. Although the most senior underwriters do not require a secondary review in certain circumstances, the vast majority of our loans are reviewed by at least two underwriters. Similarly, maximum loan amount and loan-to-value approval authorities are assigned to each level, ensuring that loans at the highest dollar or LTV-limits we offer are reviewed and approved only by the Department's most senior members.

   We underwrite every loan submitted by not only thoroughly reviewing credit, but also by performing the following:

       o a separate appraisal review conducted by our underwriter and/or appraisal review department; and

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

   We require appraisals to be performed by third party, fee-based appraisers or by our approved appraisers and to conform generally to current Fannie Mae and Freddie Mac secondary market requirements for residential property appraisals. Each appraisal includes, among other things, an inspection of both the exterior and interior of the subject property and data from sales within the preceding 12 months of similar properties within the same general location as the subject property. We perform an appraisal review on each loan prior to closing. We do not believe that the general quality control practices of many conventional mortgage lenders, which is to perform only drive-by appraisals after closings, provides sufficient protection. As such, in addition to reviewing each appraisal for accuracy, we access alternate sources to validate sales used in the appraisal to determine market value. These sources include:

       o   Multiple Listing Services;
       o assessment and sales services, such as Comps, Inc., Pace, 1st American and Transamerica;
       o   on-line internet services such as Realtor.com; and
       o other sources for verification, including broker price opinions and market analyses by local real estate agents.

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

   We subject at least 10% of all loan originations to a full quality control re-underwriting and review, the results of which are reported to senior management on a quarterly basis. On a daily basis, should the need arise, the AVP in charge of QC Underwriting will e-mail senior management any critical loan findings. The sample of loans reviewed are selected in the following manner:

       o   All early default payments and customer complaints;

       o   At least 5% of the loans received are randomly sample; and

       o Targets which may be based on sources of business (both internal branches/teams and external brokers, areas or other third parties) and products (perceived riskier products and newly offered products).

      If any discrepancies are discovered during the review process, a senior quality control underwriter re-reviews the loan and proceeds with any necessary follow-up actions. Discrepancies noted by the review are analyzed and corrective actions are instituted. A typical quality control underwriting review currently includes:

       o   obtaining a new verification of value and/or photo for each property;
       o   re-verifying the credit report;
       o reviewing loan applications for completeness, signatures, and for consistency with other processing documents;
       o obtaining new written and/or verbal verification of income and employment from employer;
       o obtaining new written and/or verbal verification of mortgage to re-verify any outstanding mortgages, if necessary; and
       o   analyzing the underwriting and program selection decisions.

   We update the quality control process from time to time as our policies and procedures change.

   CLICK & CLOSE. Click & Close is a proprietary web-based system that we developed internally to streamline and integrate our origination's process. Click & Close, or C&C, opens an online channel of communications between us, brokers, borrowers and a wide range of other mortgage information sources. We already utilize C&C to automate and facilitate many of our origination processes, including but not limited to:

     o   logging  in and  tracking  applications  in our  retail  and  wholesale channels;
     o increasing the amount of internal loan origination processes that can be handled electronically, thereby reducing paper flow between account managers, loan processors and underwriters and allowing us to become more paperless;
     o   generating  pre-approvals  utilizing our risk-based  pricing model;
     o generating stipulation sheets, preliminary disclosures and other documents; and
     o easy, real time supervisory oversight to ensure all applications are being worked on in a timely manner.

    We are continuing to work to improve C&C to further streamline our processes and reduce the paper flow required throughout the mortgage origination process, with a goal of ultimately lowering our cost to originate.

LOAN SALES

   We sell virtually all the loans we originate through one of two outlets: (i) securitizations, which involve the public offering by a securitization trust of asset-backed pass-through securities; and (ii) whole loan sales, which include the sale of pools of individual loans to institutional investors, banks, and consumer finance-related companies on a servicing released basis. In 2002, securitizations and whole loan sales comprised approximately 89% and 11%, respectively, of our loan sales. Going forward, we expect to continue to use a combination of securitizations and whole loan sales, with the amounts of each dependent upon the marketplace and our goal of maximizing earnings and liquidity.

   SECURITIZATIONS. During 2002, we completed four securitizations totaling $850 million, of which we delivered a total of $819 million of mortgage loans during 2002 (and delivered the remaining $31 million of mortgage loans in January 2003, pursuant to a pre-funding mechanism). During 2001, we completed two securitizations totaling $345 million of mortgage loans. The following table sets forth certain information with respect to our 2002 securitizations (all of which contained ratings on various classes of securities ranging from AAA/Aaa to BBB/Baa2 by S&P, Fitch, and Moody's, respectively) by offering size, which includes pre-funded amounts, duration weighted average pass-through rate and type of credit enhancement.

                                                      INITIAL DURATION
                                    OFFERING SIZE     WEIGHTED AVERAGE        CREDIT
      SECURITIZATION    COMPLETED     (MILLIONS)      PASS-THROUGH RATE      ENHANCEMENT
      ---------         ---------    ------------   ---------------------    -----------
      2002-1........... 03/28/02       $175.0              4.08%              Hybrid *
      2002-2........... 06/27/02       $200.0              2.46%              Senior/Sub
      2002-3........... 09/27/02       $250.0              2.61%              Hybrid *
      2002-4........... 12/30/02       $225.0              2.73%              Hybrid*

* SENIOR/SUB STRUCTURE WITH A "AAA" RATED MONOLINE INSURER INSURING THE SENIOR OR "AAA" RATED PASS-THROUGH CERTIFICATES

   When we securitize loans, we create trusts in the form of off-balance sheet qualified special purpose entities, or QSPEs. These trusts are established for the limited purpose of buying and reselling mortgage loans. Typically each quarter, we pool together loans, and sell these loans to these securitization trusts. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties made in conjunction with each securitization trust. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

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

   For any monthly distribution, the holder of an excess cashflow certificate receives payments only after all required payments have been made on all the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flows from such excess cashflow certificates are applied in a "waterfall" manner. (See "- Management's Discussion & Analysis - Loan Securitizations" beginning on page 26 for a more complete discussion on the "waterfall" and securitizations in general.)

   A summary of the gain on sale and cash flow we received from our aggregate securitizations in 2002 and 2001 is presented below. "Loans sold" represents the amount of loans actually transferred to the respective securitization trusts during each year:

                                                                      YEAR ENDED DECEMBER 31,
                                                                     2002               2001
                                                                     ----               ----
GAIN ON SALE SUMMARY                                                  (DOLLARS IN THOUSANDS)
--------------------
Loans Sold                                                       $ 819,042          $ 345,000
NIM Proceeds, Net of the Upfront Overcollateralization               5.13%                --%
Interest Only Certificate Proceeds........                             --%              3.86%
Excess Cashflow Certificate (owner trust certificates)(1)            1.28%              3.21%
Mortgage Servicing Rights(2)..............                           0.88%              1.51%
Less:  Transaction Costs..................                         (0.67%)             (0.60%)
                                                                -----------       ------------
   Net gain on sale recorded..............                           6.62%              7.98%
                                                                ===========       ============

CASH FLOW SUMMARY
-----------------
NIM Proceeds, Net of the Upfront Overcollateralization               5.13%                --%
Interest Only Certificate Proceeds........                             --%              3.86%
Mortgage Servicing Rights (2).............                           0.88%              1.51%
Less: Transaction Costs...................                          (0.67%)            (0.60%)
                                                                -----------        -----------
      Net Cash Flow at Closing............                           5.34%              4.77%
                                                                ===========        ===========

----------
(1)The reduction in value of the excess cashflow certificates in 2002 compared to 2001 is primarily due to changes we made to our fair value assumptions of our excess cashflow certificates (see "- Excess Cashflow Certificate, Net").
(2)In 2001, the mortgage servicer purchased the P Certificate; in 2002, we transferred the P Certificate to the NIM Trust, which accounts for the reduced gain from the sale of mortgage servicing rights in 2002.

   At the time we completed the 2002 securitizations, we recognized as revenue each the economic interests listed above, which was recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

   WHOLE LOAN SALES WITHOUT RECOURSE. We have found that, at times, we can receive better economic results by selling certain mortgage loans on a whole loan, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide normal representations and warranties to the purchasers of such loans.

   In  2002  and   2001,   we  sold   whole   loans   without   recourse   on  a
servicing-released basis of $102.9 million and $261.1 million, respectively.

LOAN SERVICING

   Prior to May 2001, we serviced substantially all of the loans that we originated and purchased since our inception in 1982.

   In January 2001, we announced that we had entered into an agreement with Ocwen to transfer our servicing portfolio to Ocwen. In May 2001, we physically transferred our entire servicing portfolio to Ocwen, and laid-off our servicing staff. We no longer service loans nor do we have a servicing operation. We do, however, maintain several employees to assist third parties with delinquent and defaulted loans, as well as portfolio retention.

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

   Over the past several years, many of the independent mortgage banking companies, which previously were among our most intense competitors, have either gone out of business or been acquired by larger, more diversified national financial institutions. At the same time, many larger finance companies, financial institutions and conforming mortgage originators have adapted their conforming origination programs and allocated resources to the origination of non-conforming loans and/or have otherwise begun to offer products similar to those offered by us, targeting customers similar to those we do. Fannie Mae and Freddie Mac also have expressed interest in adapting their programs to include products similar to those offered by us and have begun to expand their programs and presence into the non-conforming market. The entrance of these larger and better-capitalized competitors into our market may have a material adverse effect on our results of operations and financial condition.

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

   Several states and local municipalities have recently enacted so-called "high cost" mortgage laws and/or regulations. While many of these laws and regulations contain some provisions that are similar to one another, there are a variety of provisions that vary from state to state and municipality to municipality, which has significantly increased the costs of compliance. In addition, dozens of other state and local laws and regulations are currently under consideration, with even more likely to be proposed on the horizon, that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws, rules and regulations could have a material adverse impact on our business by:

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

     o restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans; or

     o if the law, rule or regulation is too onerous, potentially limiting our ability or willingness to operate in a particular geographic area.

   There are also several potential federal bills being proposed, at least one of which may provide for federal preemption over these myriad existing and proposed state and local laws and regulations. There can be no assurance that any federal law will be passed addressing this matter, or that, if passed, it will contain a provision that preempts these myriad state and local laws and regulations.

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

   Each month, on behalf of borrowers designated by the NYSBD, we make subsidy payments to the related securitization trusts. These subsidy payments fund the differential between the original loan payments and the reduced loan payments. As part of the Second Exchange Offer we completed in August 2001 (see Note 2 "Summary of Regulatory Settlement" and Note 3 "Corporate Restructuring, Debt Modification and Debt Restructuring" to Notes to the Consolidated Financial
Statements), the LLC - an unaffiliated, newly-formed entity, the voting membership interests of which are owned by former holders of our notes - is obligated to satisfy these payment subsidies out of the cash flows generated by the mortgage related securities (primarily from the excess cashflow certificates) it owns. If the LLC's cash flows are insufficient to pay this obligation, we remain responsible to satisfy our obligations under the Remediation Agreement.

   The proceeds of the stock fund will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. We do not manage the fund created for this purpose. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of our common stock. Changes to the market price of these shares of common stock deposited in the fund do not have any impact on our financial statements. We did not make any additional financial commitments between the settlement date and March 2000. The Stipulated Order on Consent and the Remediation Agreement both terminated by their respective terms, in September 2002. We remain obligated as discussed above to continue to make subsidy payments on behalf of borrowers identified by the NYSBD for so long as such borrowers continue to make payments under the mortgage loans.

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

EMPLOYEES

   As of December 31, 2002, we had a total of 693 employees (full-time and part-time). None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

   Our executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where we lease approximately 107,000 square feet of office space at an aggregate annual rent of approximately $2.0 million. The lease provides for certain scheduled rent increases and expires in 2008.

   We also maintain business development offices in New Jersey, Ohio, Pennsylvania and Virginia. Our retail operation currently maintains four retail call centers in Woodbury, New York, Pittsburgh, Pennsylvania, Charlotte, North Carolina and Phoenix, Arizona, and seven retail mortgage origination offices in Illinois, Missouri, Ohio (3), Pennsylvania and Tennessee. We also maintain one telemarketing hub and one underwriting hub in Ohio. The terms of these leases vary as to duration and escalation provisions, with the latest expiring in 2008.

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

     o In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Lawss.349. The complaint seeks (a)
         certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e)
         declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of 3 of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three intervenors' properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to certain of our borrowers, in accordance with a settlement agreement entered into by and between Delta and the NYSBD. In or about October 1999 and November 1999, respectively, we and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, plaintiffs filed a motion for class certification, which we opposed in February 2000, and was ultimately withdrawn without prejudice by plaintiffs in January 2001. In February 2002, we executed a settlement agreement with plaintiffs, pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We are awaiting a decision from the Court on the fairness hearing. We believe that the Court will approve the settlement, but if it does not, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

     o In or about March 1999, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting, and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud, and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss.  In  April  1999,  we  filed a  motion  to  change  venue  and plaintiffs opposed the motion. In July 1999, the Court denied the motion to change venue. We appealed and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Court granted plaintiffs' motion for class certification, from which we appealed. The Appellate Court denied our appeal in December 2001. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We appealed that decision, but the appellate court denied our appeal in November 2002. We filed a motion to reargue in December 2002, which was denied by the Court in January 2003. Discovery will now continue in the lower court. We believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

     o In November 1999, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with our initial public offering in 1996 and our reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged in the consumer lawsuits and regulatory actions brought in or around 1999 indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in our common stock. In May 2000, the Court consolidated this case and several other lawsuits that purportedly contain the same or similar allegations against us and in August 2000 plaintiffs filed their Consolidated Amended Complaint. In October 2000, we filed a motion to dismiss the Complaint in its entirety, which was opposed by plaintiffs in November 2000, and denied by the Court in September 2001. We reached an agreement in principal with plaintiffs' counsel and our insurer to settle the action on a class-
         wide basis in or about August 2002 and executed a settlement agreement in January 2003 (pursuant to which we denied all wrongdoing). The settlement has been preliminarily approved by the Court and a fairness hearing has been scheduled for April 2003, at which time we further anticipate that the Court will approve the settlement. In the event that the settlement is not approved, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

     o In or about April 2000, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that we had improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with us. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. We answered the complaint in June 2000. In March 2001, we filed a motion for summary judgment, which was opposed by plaintiffs in March 2001, and we filed reply papers in April 2001. In June 2001, our motion for summary judgment dismissing the complaint was granted. In August 2001, plaintiffs appealed the decision. In September 2002, we executed a settlement agreement with plaintiffs pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. We anticipate that a fairness hearing will be held in the upcoming months, at which point we further anticipate that the Court will approve the settlement. In the event that the settlement is not approved, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

   2002                                               HIGH          LOW
   ----                                               ----         ----
   First Quarter .........................        $   1.54      $  0.85
   Second Quarter ........................            2.76         0.91
   Third Quarter..........................            2.74         1.65
   Fourth Quarter ........................            1.50         0.95

   2001                                               HIGH          LOW
   ----                                               ----         ----
   First Quarter .........................        $   0.63      $  0.36
   Second Quarter ........................            0.43         0.24
   Third Quarter..........................            0.51         0.28
   Fourth Quarter ........................            1.06         0.38

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

   On December 31, 2002, we had approximately 76 stockholders of record. This number does not include beneficial owners holding shares through nominee or "street" names. We believe the number of beneficial stockholders is approximately 1,200.

DIVIDEND POLICY

   We did not pay any dividends in 2002 and, in accordance with our present general policy, we have no present intention to pay cash dividends on our common stock. Under the terms of our Certificate of Designations for our newly-issued preferred stock, we are obligated to commence paying dividends to holders of our Series A preferred stock in July 2003, and are limited in our ability to pay dividends to holders of our common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                               YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                              2002          2001        2000          1999         1998
                                                              ----          ----        ----          ----         ----
Income Statement Data:                                              (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
  Revenues:
      Net gain on sale of mortgage loans............     $  58,805        38,638       52,590        90,588       131,101
      Interest.......................................       11,691       (22,146)      32,287        31,041        12,458
      Servicing fees.................................           --         2,983       14,191        16,341        10,464
      Net origination fees and other income..........       15,647        13,673       20,376        17,401       (13,589)
                                                            --------------------------------------------------------------
           Total revenues............................       86,143        33,148      119,444        155,371      140,434
                                                            --------------------------------------------------------------
 Expenses
      Payroll and related costs .....................       41,306        42,896       56,525        65,116        56,709
      Interest.......................................        5,273        16,132       30,386        26,656        30,019
      General and administrative                            23,696        49,101       45,539        55,870        35,210
      Capitalized mortgage servicing impairment .....           --            --       38,237            --            --
      Restructuring and other special charges........           --         2,678       11,382            --            --
      Extinguishment of debt.........................           --        19,255           --            --            --
                                                          ---------------------------------------------------------------
            Total expenses...........................       70,275       130,062      182,069       147,642       121,938
                                                          ---------------------------------------------------------------

 Income (loss) before income tax expense (benefit)         15,868        (96,914)     (62,625)        7,729        18,496
  Provision for income tax expense (benefit) ........      (1,769)         2,876      (13,208)        3,053         7,168
                                                          ---------------------------------------------------------------
    Net income (loss)...............................     $ 17,637        (99,790)     (49,417)        4,676        11,328
                                                          ---------------------------------------------------------------

BASIC EARNINGS PER SHARE:
Net income (loss) per share..........................    $   1.11          (6.28)       (3.11)         0.30          0.74

DILUTED EARNINGS PER SHARE(1):
Net income (loss) per share..........................    $   1.04          (6.28)       (3.11)         0.30          0.74

Basic weighted average number of
            shares outstanding.......................   15,894,913    15,883,749    15,883,749    15,511,214    15,382,161
Diluted weighted average number of
            shares outstanding.......................   16,971,028    15,883,749    15,883,749    15,512,457    15,404,880


Selected Balance Sheet Data:
  Loans held for sale, net...........................    $ 33,984         94,407        82,698        89,036        87,170
  Capitalized mortgage servicing rights..............          --             --            --        45,927        33,490
  Excess cashflow certificates, net..................      24,565         16,765       216,907       224,659       203,803
  Total assets.......................................      73,544        133,806       452,697       556,835       481,907
   Senior notes, warehouse financing and
      other borrowings...............................      27,196        100,472       238,203       258,493       229,660
  Investor payable...................................          --             --        69,489        82,204        63,790
  Total liabilities..................................      44,047        121,956       354,973       409,694       344,219
  Stockholders' equity...............................    $ 29,497         11,850        97,724       147,141       137,688

(1) For 2001 and 2000, stock options of approximately 23,000 and 37,000, respectively are excluded from the calculation of diluted EPS because their effect is antidiluted in periods where losses are reported.

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

     o On our 2002 securitizations, prepayment penalties received from borrowers who payoff their loans early in their life (which, when we sell NIM notes, is only received after the NIM notes are paid in full); and

     o Overcollateralization, which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans (and which we describe in greater detail below under "Loan Securitizations").

   The excess cash flow we receive is highly dependent upon the interest rate environment to the extent basis risk exists between the securitization trust's assets and liabilities. For instance, in each of our securitizations in 2002, the cost of financing for the securitized loans is indexed against 1 month LIBOR meaning that each month the interest rate received by the pass through certificate holders may adjust (upwards or downwards) as 1 month LIBOR changes (liability), while the majority of the underlying mortgage loans in the securitization trust have a fixed note rate for at least 3 years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, which in turn will increase or decrease the value of our excess cashflow certificates.

   In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

   We believe the accounting estimates related to the valuation of our excess cashflow certificates is a "critical accounting estimate" because it can materially affect net income and require us to forecast interest rates, mortgage principal payments, prepayments, and loan loss assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical collateral performance data and published forward LIBOR curves when modeling future expected excess cashflows. We believe the value of our excess cashflows certificates is fair, but can provide no assurance that future prepayment and loss experience or changes in their required market discount rate will not require write-downs of the excess cashflow certificate asset. Write-downs would reduce income of future periods.

GENERAL

   As discussed in more detail in the "Business Overview" in Part I, beginning on page 1, Delta Financial Corporation ("Delta" or "we"), through its wholly-owned subsidiaries, originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming home equity loans, which are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 21 years of operating history, we have focused on lending to individuals who generally have impaired or limited credit profiles or higher debt-to-income ratios for such purposes as debt consolidation, home improvement, mortgage refinancing or education. These borrowers generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac.

   Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which is a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate that loan. At the time we originate a loan, and prior to the time we sell that loan, we finance that loan by borrowing under warehouse lines of credit. Second, we sell loans, either through securitization or on a whole loan basis, to generate cash and non-cash revenues, recording the premiums we receive as revenues. We use the proceeds from these sales to repay our warehouse lines of credit and for working capital.

   CORPORATE RESTRUCTURING, DEBT MODIFICATION AND DEBT RESTRUCTURING. As discussed in more detail in "Corporate Restructuring, Debt Modification and Debt Restructuring" in Part I, beginning on page 3, we engaged in a series of transactions beginning in 2000, and concluding in the third quarter of 2001, aimed at improving operating efficiencies and reducing our negative cash flow. We spent much of 2001 working on two transactions in particular, which we believe were of tantamount importance in this regard - selling our servicing portfolio and extinguishing most of our long term debt.

     o In May 2001, we completed our transfer of servicing to Ocwen, which freed us from the significant cash drain associated with making securitization advances (and the capital costs associated with making such advances), and of servicing a highly seasoned portfolio following three successive quarters of selling the securitization servicing rights associated with newly originated mortgage loans.

     o In August 2001, we completed our Second Exchange Offer, which extinguished substantially all of our long-term debt, leaving approximately $11 million out of $150 million of our notes still outstanding and resulted in us recording a $19.3 million charge to our statement of operations. This debt extinguishment helped us threefold. First, it eliminated nearly $139 million of principal which we otherwise would have had to repay in 2004. Second, it eliminated more than $14 million of yearly interest expense that we would have had to pay to the former noteholders had they still held their notes. Third, the ratings agencies that previously rated us and our notes have withdrawn their corporate ratings.

   We believe that our transfer of servicing to Ocwen and the Second Exchange Offer were essential steps in our effort to restructure our operations and reduce our negative cash flow previously associated with our servicing operations and the notes.

LOAN SECURITIZATIONS

   When we securitize loans, we create trusts in the form of off-balance sheet qualified special purpose entities, or QSPEs. These trusts are established for the limited purpose of buying and reselling mortgage loans. Typically each quarter, we pool together loans, and sell these loans to these securitization trusts. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties made in conjunction with each securitization trust. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

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

   The securitization trust issues senior certificates, which entitle the holders of these senior certificates to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest on the loans in the trust equal to the pass-through interest rate on the remaining principal balance. The securitization trust also issues a subordinate certificate or BIO certificate (referred to as an excess cashflow certificate), and a P certificate
(representing the right to receive prepayment penalties from borrowers who payoff their loans early in their life). Each month, the P certificate holder is entitled to receive prepayment penalties received from borrowers who payoff their loans early in their life.

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

   The overcollateralization provision or "O/C" is a credit enhancement which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans. In short, overcollateralization is when the amount of collateral (I.E., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Historically, we built up the O/C typically over the first 18-24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. Beginning with each of our 2002 securitizations, we created the O/C by initially selling pass-through securities totaling approximately 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we create the full amount of the O/C required by the trust up front, at the time we complete the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we sell approximately $98.5 million in senior pass-through certificates. Prior to our 2002 securitization transactions, we typically issued pass-through certificates for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of these certificates, depending upon the structure we utilize for the securitization.

   The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors including (1) characteristics of the mortgage loans sold to the trust (i.e., credit scores and loan to value ratios),
(2) the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through certificate holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fee, if any, and (3) the structure of the underlying securitization.

   Our securitizations have typically required an O/C of between 1.25% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. On our securitizations prior to 2002, after the O/C requirement is reached, the cash flows from the excess cashflow certificates are then distributed to us as the holder of the excess cashflow certificates, in accordance with the "waterfall" described above. Over time, if the cash collected during the periods exceeds the amount necessary to maintain the required O/C and all other required distributions have been met, and there is no shortfall in the related required O/C, the excess is then released to us as holder of the excess cashflow certificate.

   We began utilizing a new securitization structure in 2002. In lieu of selling an interest-only certificate, we sold a net interest margin certificate or NIM. The NIM is generally structured where we sell the excess cashflow certificate and P certificate (which entitles the holder to all prepayment penalties collected by the securitization trust) to a QSPE or owner trust (the NIM trust) and the NIM trust in turn issues (1) interest-bearing NIM note(s) (backed by the excess cashflow certificate and P certificate), and (2) NIM owner trust certificate evidencing ownership in the NIM trust. We sell the excess cashflow certificate and P certificate without recourse except that we provide normal representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and the proceeds from the sale of the note(s), along with a owner trust certificate that is subordinate to the note(s), represent the consideration to us for the sale of the excess cashflow certificate.

   The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate and P certificate to be used to pay all principal and interest on the NIM note(s) until paid in full. This typically occurs approximately 22-25 months from the date the NIM note(s) were issued. As part of the NIM transaction, we received the cash proceeds from the sale of the NIM note(s) and a subordinate interest in the NIM owner trust, represented by the owner trust certificate. The owner trust certificate entitles us to all cash flows generated by the excess cashflow certificate and P certificate after the holder of the NIM note(s) has been paid in full. As such, we classify the NIM owner trust certificate on our balance sheet as an excess cashflow certificate and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

   As part of the NIM transaction, we were required to "fully fund" the O/C at closing - as opposed to having it build up over time as we had in past securitizations - which is why we sold senior pass-through certificates that were approximately 1.5% less than the collateral in the securitization trust. We use a portion of the proceeds we receive from selling NIM note(s) to make up for the difference between (1) the value of the mortgage loans sold and (2) the proceeds from selling the senior pass-through certificates.

   In each of the four securitizations that we issued in 2002, we derived the following economic interests:

     o   we  received a cash  purchase  price  from the sale of the NIM  note(s)
         issued  by  a  NIM  trust,   to  which  we  sold  the  excess  cashflow
         certificates;

     o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by excess cashflow certificates are received over time, under existing accounting rules, we must report as income at the time of the securitization the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on (1) our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans, (2) the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loan prior to the loan's stated maturity, (3) the London Inter-Bank Offered Rate ("LIBOR") forward curve (using current LIBOR as the floor rate) and (4) a discount rate; and

     o we received a cash premium from selling the right to service the loans being securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees (which includes prepayment penalties for certain securitization servicing rights we previously sold) in such capacity.

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

   Each securitization trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which insures the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both (known as a "hybrid"). In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to such credit enhancement, the excess cash flows that would otherwise be paid to the holder of the excess cashflow certificate is used when if it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization, which is created when the amount of collateral (I.E., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates, is used to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

EXCESS CASHFLOW CERTIFICATES, NET

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

   The excess cash flow we receive is highly dependent upon the interest rate environment to the extent basis risk exists between the securitization trust's assets and liabilities. For instance, in the fourth quarter's securitization, the cost of financing for the securitized loans is indexed against 1 month LIBOR meaning that each month the interest rate received by the pass through certificate holders may adjust (upwards or downwards) as 1 month LIBOR changes (liability), while a significant amount of the underlying mortgage loans in the securitization trust have a fixed note rate for at least 3 years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, which in turn will increase or decrease the value of our excess cashflow certificates.

   In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

   We believe the accounting estimates related to the valuation of our excess cashflow certificates is a "critical accounting estimate" because it can materially affect net income and require us to forecast interest rates, mortgage principal payments, prepayments, and loan loss assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical collateral performance data and published forward LIBOR curves when modeling future expected excess cashflows. We believe the value of our excess cashflows certificates is fair, but can provide no assurance that future prepayment and loss experience, changes in the LIBOR rate, or changes in their required market discount rate will not require write-downs of the excess cashflow certificate asset. Write-downs would reduce income of future periods.

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

   The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from such certificate based upon our best estimate. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and consequent changes in value of the excess cashflow certificates) are reflected in the line item called "interest income" in the quarter in which we make any such change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

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

      There are several reasons why a loan will prepay prior to its maturity, including (but not limited to):

        o  a decrease in interest rates;

        o improvement in the borrower's credit profile, which may allow the borrower to qualify for a lower interest rate loan;

        o competition in the mortgage market, which may result in lower interest rates being offered;

        o  the borrower's sale of his or her home;

        o  the borrower's need for additional monies; and

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

        The following table shows our most recent changes to the month one and peak speed components of our prepayment assumptions - in the third quarter of 2001 and, prior to that, in the third quarter 2000:

            LOAN TYPE          AT SEPTEMBER 30, 2001     AT SEPTEMBER 30, 2000
            ------------------------------------------------------------------
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

   (B) DEFAULT RATE. At December 31, 2002 and December 31, 2001, on each newly issued securitization, we apply a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the "first-loss" piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future; conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future.

   (C) LIBOR FORWARD CURVE. The LIBOR forward curve is used to project future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the 1 month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (a fixed rate of interest for either the first 24 or 36 months then a 6 month variable rate of interest thereafter using the 6 month LIBOR index). A significant portion of our loans are fixed rate mortgages and a significant amount of these fixed rate loans are backed by floating rate securities (I.E., 1 month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will, therefore, impact our excess spread. If LIBOR is lower than anticipated we will receive more income and more excess cash flows than expected in the future; conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flows than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

   (D) DISCOUNT RATE. We use a discount rate that we believe reflects the risks associated with our excess cashflow certificates. While quoted market prices on comparable excess cashflow certificates are not available, we compare our valuation assumptions and performance experience to our competitors in the non-conforming mortgage industry. Our discount rate takes into account the asset quality and the performance of our securitized mortgage loans compared to that of the industry and other characteristics of our securitized loans. We quantify the risks associated with our excess cashflow certificates by comparing the asset quality and payment and loss performance experience of the underlying securitized mortgage pools to comparable industry performance. The discount rate we use to determine the present value of cash flows from excess cashflow certificates reflects increased uncertainty surrounding current and future market conditions, including without limitation, uncertainty concerning inflation, recession, home prices, interest rates and equity markets.

        We utilized a discount rate of 15% at December 31, 2002 and December 31, 2001 on all excess cashflow certificates. Prior to the quarter ended September 30, 2001, we used an 18% discount rate on a NIM transaction we consummated in November 2000. We increased the discount rate on these excess cashflow certificates during the period that the senior NIM securities remained outstanding, to account for the potentially higher risk associated with the residual cash flows expected to be received by the holder of the certificated interest in the NIM trust, which was subordinated to the multiple senior securities sold in the NIM transaction. As part of the Second Exchange Offer, all of the excess cashflow certificates that were subject to the November 2000 NIM transaction were transferred to the LLC. We did not increase the discount rate on the excess cashflow certificates from our latest securitizations despite issuing NIM securities because the NIM securities in the most recent transactions were:

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

    At March 31, 2002, we recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates, totaling $2.1 million, relating to the timing of excess cash flows that are to be received by the excess cashflow certificate after the release or "step-down" of the overcollateralization account.

   The following table summarizes the excess cashflow activity for the year ended December 31, 2002 and 2001:


 (DOLLARS IN THOUSANDS)                                  2002          2001         2000
------------------------------------------------------------------------------------------
Balance, beginning of year                         $    16,765        216,907      224,659
New excess cashflow certificates                        10,499         11,081       32,716
New NIM certificates                                        --             --       73,658
Cash received from excess cashflow certificates        (2,588)        (9,990)     (28,444)
Net accretion of excess cashflow certificates             1,974         11,935       35,224
Fair value adjustments                                 (2,085)       (19,676)      (6,324)
Sales                                                       --       (40,402)      (2,131)
NIM certificate sales                                       --             --    (112,451)
Second Exchange Offer                                       --      (153,090)           --
------------------------------------------------------------------------------------------
Balance, end of year                               $    24,565         16,765      216,907
------------------------------------------------------------------------------------------

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

DEFERRED TAX ASSET

   As of December 31, 2002, we carried a deferred tax asset, net of $5.6 million on our consolidated financial statements - comprised primarily of federal and state net operating losses or "NOLs" less the tax impact and a valuation allowance.

   As of December 31, 2002, we have a gross deferred tax asset of $47.9 million (assuming a 40% effective tax rate) and a valuation allowance of $42.3 million. We established this valuation allowance in 2001, in the midst of two successive years of posting significant losses (2000 and 2001), and the modest amount of earnings we projected to earn over the ensuing several quarters. We believe it was appropriate to establish this valuation allowance in accordance with GAAP. Since then, we have now posted five consecutive quarters of profitability. If we are able to continue to record positive earnings over the next several quarters and demonstrate a reliable future earnings stream, we expect to:

     o utilize a larger amount of the gross deferred tax asset to offset the tax that would otherwise be recorded on the majority of such earnings; and

     o potentially reduce the amount of, and/or eliminate, the valuation allowance in accordance with GAAP (upon any reduction or elimination of the valuation allowance net earnings and retained earnings will increase; however, in subsequent quarters net earnings and retained earnings will be reduced by the amount of the tax provision).

   As of December 31, 2002, federal and state NOL carryforwards totaled approximately $77.2 million, with $3.9 million expiring in 2020, and $73.3 million expiring in 2021.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002, COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

GENERAL

   We recorded net income for the year ended December 31, 2002 of $17.6 million, or $1.11 per share basic and $1.04 per share diluted, compared to a net loss of $99.8 million, or $6.28 per share basic and diluted, for the year ended December 31, 2001. Our net income for 2002 included a special tax benefit of $2.2 million, or $0.14 per share basic and $0.13 diluted, which primarily relates to our obtaining favorable resolutions to tax issues for which we had previously reserved.

   The majority of the net loss related to (1) a $25.4 million write down of excess cashflow certificates relating to a sale agreement we entered into in 2001; (2) a charge (loss) to interest income of $19.7 million reflecting a fair value adjustment to our excess cashflow certificates; (3) a charge of $19.3 million related to the extinguishment of debt; (4) a charge of $10.7 million relating to our disposition and transfer to Ocwen of our servicing platform in May 2001; (5) a charge of $3.6 million relating to a change in accounting estimates regarding the life expectancy of our computer-related equipment; (6) a charge of $1.4 million relating to professional fees incurred in connection with the Second Exchange Offer; and (7) a charge of $1.5 million for establishing a reserve for non-performing mortgage loans that were ultimately sold.

REVENUES

   Total revenues increased $53.0 million, or 160%, to $86.1 million for the year ended December 31, 2002, from $33.1 million for the year ended December 31, 2001. The increase in revenues was primarily the result of two charges we incurred in 2001 that significantly reduced revenues in that year. First, we recorded a $25.4 million write-down of five excess cashflow certificates sold for a cash purchase price significantly below our carrying value of such excess cashflow certificates. Second, we recorded a fair value adjustment to our remaining excess cashflow certificates due to changes in our valuation assumptions totaling $19.7 million. The increase in revenues in 2002 was also attributable to higher net gain on sale due to us completing securitizations, net of pre-funding, of $819.0 million in 2002, compared to $345.0 million in 2001. The increase in revenue was partially offset by (1) a decrease in interest income from our retained excess cashflow certificates, as we transferred the majority of these certificates in connection with our Second Exchange Offer in 2001 and (2) our not receiving any servicing fees following the transfer of our servicing portfolio to Ocwen in May 2001. (See "-Corporate Restructuring, Debt Modification and Debt Restructuring").

   We originated $872.2 million of mortgage loans for the year ended December 31, 2002, representing a 40% increase from $621.7 million of mortgage loans originated for the year ended December 31, 2001. We securitized, net of pre-funding, $819.0 million of loans during the year ended December 31, 2002, representing a 137% increase from the $345.0 million of loans we securitized during 2001. Our whole loan sales amounted to $103.0 million during the year ended December 31, 2002, representing a 61% decrease from the $261.1 million of whole loans sold for the year ended December 31, 2001.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans is represented by the following:

   (1) the sum of:

       (a) the cash purchase price we receive in connection with selling one of the following securities in connection with our securitization(s)
            for   a   particular    period:    (i)   a   NIM   note,    net   of
            overcollateralization amount and interest rate cap or (ii) an interest-only certificate;

       (b) the fair value of the non-cash excess cashflow certificates we retain in a securitization for each period;

       (c) the cash premium received from selling mortgage servicing rights in connection with each securitization; and

       (d)  the  cash   premium   earned   from   selling   whole   loans  on  a
            servicing-released basis,

   (2) less the (i) costs associated with  securitizations,  (ii) any hedge loss
       (gain) associated with a particular securitization, and (iii) any loss associated with loans sold at a discount.

   Net gain on sale of mortgage loans increased $20.2 million, or 52%, to $58.8 million for the year ended December 31, 2002, from $38.6 million for the year ended December 31, 2001. This increase was primarily due to (a) higher loan production resulting in a greater amount of loans securitized and sold on a whole loan basis in 2002 as compared to 2001, (b) our securitizing a higher percentage of mortgage loans in 2002, instead of selling whole loans servicing-released, which typically results in a higher net gain on sale percentage than whole loan sales and (c) our selling approximately $60 million of mortgage loans we had held in inventory at December 31, 2001 in addition to the mortgage loans we originated during 2002. We securitized, net of pre-funding, $819.0 million in 2002 and sold $103.0 million of mortgage loans on a servicing-released basis in 2002, compared to $345.0 million of loans securitized and $261.1 million of mortgage loans sold in 2001.

   INTEREST INCOME. Interest income primarily represents the sum of:

   (1) the gross interest we earn on loans held for sale;

   (2) the cash we receive from our excess cashflow certificates;

   (3) the non-cash mark-to-market or non-cash valuation adjustments to our excess cashflow certificates to reflect changes in fair value;

   (4) cash interest earned on bank accounts; and

   (5) miscellaneous interest income including prepayment penalties received on certain of our securitizations prior to 2002.

   Interest income increased $33.8 million, or 153%, to $11.7 million for the year ended December 31, 2002, from $(22.1) million for the year ended December 31, 2001. In 2001, we recorded a $25.4 million write-down of five excess cashflow certificates sold for a cash purchase price significantly below our carrying value of such excess cashflow certificates. In addition, we recorded a fair value adjustment to our remaining excess cashflow certificates due to changes in our valuation assumptions totaling $19.7 million. The increase was also attributed to higher average loan balance (and, consequently, more interest earned on loans held for sale) in 2002 compared to 2001. The increase was partially offset by a decrease in revenues from our excess cashflow certificates, as we transferred the majority of these certificates as part of our Second Exchange Offer in 2001. (See "-Corporate Restructuring, Debt

Modification and Debt Restructuring").

   SERVICING FEES. Servicing fees represent all contractual and ancillary servicing revenue we receive, less the offsetting amortization of the capitalized mortgage servicing rights, and any adjustments recorded to reflect valuation allowances for the impairment in mortgage servicing rights.

   We did not receive any servicing fees during 2002 as a result of us transferring our entire servicing portfolio to Ocwen in May of 2001. In 2001, servicing fees totaled $3.0 million.

   NET ORIGINATION FEES AND OTHER INCOME. Origination fees represent (1) fees earned on broker and retail originated loans, (2) premiums paid to originate mortgage loans, (3) distributions from Delta Funding Residual Exchange Company, LLC (the "LLC"), and (4) other miscellaneous income, if any.

   Net origination fees and other income increased $1.9 million, or 14%, to $15.6 million for the year ended December 31, 2002, from $13.7 million for the year ended December 31, 2001. The increase in the net origination fees and other income during the twelve months ended December 31, 2002 is primarily due to us starting to receive distributions from the LLC (an unaffiliated entity to us) in the first quarter of 2002. In addition, our retail origination fees increased during the period due to higher production.

EXPENSES

   Total expenses decreased by $40.5 million, or 37%, to $70.3 million for the year ended December 31, 2002, from $110.8 million for the year ended December 31, 2001. The decrease in revenues primarily resulted from expenses we incurred in 2001 that did not recur in 2002, including expenses associated primarily with: (1) our disposition and transfer of our servicing portfolio to Ocwen in May 2001, (2) capital charges associated with repurchasing our interest and servicing advance securitizations prior to the sale of the servicing portfolio,
(3) a change in accounting estimates regarding the life expectancy of our computer-related equipment in 2001, (4) a charge for reserves primarily against a pool of non-performing loans, which we ultimately sold in July 2001, and (5) a charge related to professional fees incurred with the second exchange offer. The decrease also resulted from (a) a significantly lower interest expense in 2002 resulting from (1) our extinguishing approximately $139.2 million of Notes in the Second Exchange Offer (see "-Corporate Restructuring, Debt Modification and Debt Restructuring"), and (2) lower warehouse financing costs due to lower borrowing costs during 2002, as well as (b) a special tax benefit in 2002 related to a favorable resolution to tax issues for which we had previously reserved and do not expect to recur.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees.

   Payroll and related costs decreased by $1.6 million, or 4%, to $41.3 million for the year ended December 31, 2002, from $42.9 million for the year ended December 31, 2001. The decrease was primarily the result of a downsizing effectuated as part of our overall corporate restructuring, related to our transfer of our servicing operations in May 2001.

   INTEREST EXPENSE. Interest expense includes the borrowing cost under our warehouse credit facility to finance loan originations, equipment financing and the notes.

   Interest expense decreased by $10.8 million, or 67%, to $5.3 million for the year ended December 31, 2002 from $16.1 million for the year ended December 31, 2001. The decrease was primarily attributable to (i) our extinguishing $139.2 million of Senior notes in August 2001 and the corresponding interest related thereto, and (ii) lower warehouse financing costs due to lower borrowing costs. The average one-month LIBOR rate, which is the benchmark used to determine our cost of borrowed funds, decreased on average to 1.8% for the year ended December 31, 2002, compared to an average of 3.9% for the year ended December 31, 2001.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses decreased $25.4 million, or 52%, to $23.7 million for the year ended December 31, 2002, from $49.1 million for the year ended December 31, 2001. The year ended December 31, 2001 included expenses primarily associated with (1) our disposition and transfer of our servicing portfolio in May 2001 to Ocwen, (2) capital charges previously associated with our interest and servicing advance securitizations prior to the sale of the servicing portfolio,
(3) a change in accounting estimates regarding the life expectancy of our computer-related equipment, and (4) a charge for reserves primarily against a pool of non-performing loans, which we ultimately sold in July 2001.

   RESTRUCTURING AND OTHER SPECIAL CHARGES. In 2001, we recorded $2.7 million of restructuring and other special charges relating to professional fees incurred in connection with the Second Exchange Offer in 2001 (see "-Corporate Restructuring, Debt Modification and Debt Restructuring") and charges relating to the disposition of branches and severance costs associated with closing our servicing operation.

   EXTINGUISHMENT  OF DEBT.  In 2001,  we  recorded  a charge of $19.3  million,
related  to  the   extinguishment  of  debt  associated  with  our  notes.  (see
"-Corporate Restructuring, Debt Modification and Debt Restructuring")

   INCOME TAXES. Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   We recorded a tax benefit of $1.8 million for the year ended December 31, 2002 primarily due to us recording a special tax benefit of $2.2 million related to our obtaining a favorable resolution to tax issues for which we had previously reserved and do not expect to recur. This was offset by a tax provision of $0.4 million primarily related to excess inclusion income generated by our excess cashflow certificates. In 2001, we recorded a tax provision of $2.9 million which was primarily related to excess inclusion income.

   We have less taxable excess inclusion income in 2002, as compared to 2001, due to our holding lower excess cashflow certificates during the period. Excess inclusion income cannot be offset by our NOLs under the REMIC tax laws. Going forward, we expect to continue to incur a modest amount of excess inclusion income, which we will be unable to offset using our NOLs.

YEAR ENDED DECEMBER 31, 2001, COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

GENERAL

   We reported a net loss for the year ended December 31, 2001 of $99.8 million, or $6.28 per share (basic and diluted), compared to a net loss of $49.4 million, or $3.11 per share (basic and diluted), for the year ended December 31, 2000. For the year ended December 31, 2001, the net loss included:

     o a $25.4 million, or $1.60 per share (basic and diluted), write down of excess cashflow certificates relating to a sale agreement we entered into in the first quarter of 2001 (that closed in May 2001), for a cash purchase price of $15 million, which reflected a significant discount to our carrying value of such excess cashflow certificates;

     o a charge (loss) to interest income of $19.7 million, or $1.24 per share (basic and diluted), in the third quarter, reflecting a fair value adjustment to our remaining excess cashflow certificates, due to our changing the valuation assumptions we use to estimate fair value (see Notes to the Consolidated Financial Statements - "Excess Cashflow Certificates, Net");

     o a charge of $19.3 million, or $1.21 per share (basic and diluted) related to the extinguishment of debt associated with our notes;

     o a charge of $10.7 million, or $0.67 per share (basic and diluted), relating to our disposition and transfer to Ocwen of our servicing platform in May 2001;

     o a charge of $3.6 million, or $0.23 per share (basic and diluted), in the second quarter relating to a change in accounting estimates regarding the life expectancy of our computer-related equipment;

     o a charge of $1.5 million, or $0.09 per share (basic and diluted), in the second quarter for establishing a reserve for non-performing mortgage loans; and

     o a charge of $1.4 million, or $0.09 per share (basic and diluted) in the third quarter relating to professional fees incurred in connection with the Second Exchange Offer.

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

     o costs associated with our NIM transaction in November 2000 totaling $3.2 million; and

     o the write-down of goodwill relating to our 1997 purchase of Fidelity Mortgage totaling $1.4 million.

   This was partially offset by income associated with the sale of one of our domain names for $1.7 million.

REVENUES

   Total revenues decreased $86.3 million, or 72%, to $33.1 million for the year ended December 31, 2001, from $119.4 million for the year ended December 31, 2000. The decrease in revenue was primarily attributable to:

    o    a decrease in interest income due to:

          (1) a $25.4 million write-down in the first quarter of five excess cashflow certificates, and

          (2) a $19.7 million charge in the third quarter reflecting a fair value adjustment to our remaining excess cashflow certificates, due to our changing the valuation assumptions we use to estimate fair value (See Notes to the Consolidated Financial Statements - "Excess Cashflow Certificates, Net");

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

   We originated $621.7 million of mortgage loans for the year ended December 31, 2001, representing a 33% decrease from $933.4 million of mortgage loans originated and purchased for year ended December 31, 2000. The decrease in mortgage loans originated in 2001, was primarily due to senior management's attention being diverted to completing our necessary corporate and debt restructuring (See Notes to the Consolidated Financial Statements - "Corporate Restructuring, Debt Modification and Debt Restructuring"). We securitized $345.0 million of loans during the year ended December 31, 2001, representing a 61% decrease from the $880.0 million of loans we securitized during 2000. Our whole loan sales amounted to $261.1 million during the year ended December 31, 2001, representing a 348% increase from the $58.3 million of whole loans sold for the year ended December 31, 2000. This increase in whole loan sales reflects our present strategy to diversify our funding sources between securitizations and whole loan sales, in order to maximize cash flow and profitability.

   Net gain on sale of mortgage loans decreased $14.0 million, or 27%, to $38.6 million for the year ended December 31, 2001, from $52.6 million for the year ended December 31, 2000. This decrease was primarily due to a 35% decrease in the amount of loans securitized or sold to $606.1 million in 2001, compared to $938.3 million of loans securitized or sold in 2000. The decrease in loans securitized or sold was due to an overall 33% decrease in total loan production in 2001, compared to 2000. The decrease in net gain on sale on a comparable basis was partially offset by (1) a higher gross profit margin recorded on our securitizations in 2001 versus 2000, and (2) no correspondent premiums (negative revenue) to acquire loans in 2001 - because we closed our correspondent channel in June 2000 - compared to the $1.6 million we paid during the first half of 2000. The weighted average net gain on sale ratio was 6.4% for the year ended December 31, 2001 compared to 5.6% for the year ended December 31, 2000.

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

    o a charge to interest income of $19.7 million in the third quarter, reflecting a fair value adjustment to our remaining excess cashflow certificates, due to the changes we made to the valuation assumptions we use to estimate fair value (see "-Notes to Financial Statements - Note No. 8-Excess Cashflow Certificates, Net");

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

   Net origination fees and other income decreased $6.7 million, or 33%, to $13.7 million for the year ended December 31, 2001, from $20.4 million for the year ended December 31, 2000. The decrease was primarily the result of a 33% decrease in loan originations and our sale of a domain name in July 2000.

EXPENSES

   Total expenses decreased by $71.3 million, or 39%, to $110.8 million for the year ended December 31, 2001, from $182.1 million for the year ended December 31, 2000. The decrease was primarily due to a decrease in personnel costs due to our restructuring and our sale of our servicing portfolio and a decrease in interest expense. The decrease in expenses was also the result of our incurring higher expenses for the year ended 2000 relating to charges associated with a corporate restructuring and debt modification in the third quarter of 2000. The decrease in expenses was partially offset by charges principally incurred in connection with:

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

   General and administrative expenses increased $3.6 million, or 8%, to $49.1 million for the year ended December 31, 2001, from $45.5 million for the year ended December 31, 2000. The increase primarily resulted from:

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

    o In the fourth quarter of 2000, a $1.6 million write-down of other servicing receivable assets.

    o In the third quarter of 2000, $3.1 million of debt modification charges primarily related to legal fees and the noteholders' financial advisor fees associated with the Debt Modification and Exchange Offering. We also recorded $6.7 million of charges related to our restructuring of our operations, primarily related to employee severance associated with the layoffs, a reduction to goodwill and office equipment write-offs.

   We recorded a charge to extinguishment of debt in 2001 of $19.3 million, related to the extinguishment of debt associated with our notes.

   We recorded a tax provision of $2.9 million primarily related to excess inclusion income generated by our excess cashflow certificates and a tax benefit of $13.2 million for the year ended December 31, 2001 and 2000, respectively. Excess inclusion income cannot be offset by our NOLs under the REMIC tax laws. In 2001, excess inclusion income was primarily caused by the REMIC securitization trust utilizing cash, that otherwise would have been paid to us as holder of the excess cashflow certificate, to make payments to other security holders:

    o to create and/or maintain overcollateralization by artificially paying down the principal balance of the asset-backed securities; and

    o in connection with our NIM transaction, executed in November 2000, to pay down the debt collateralized by our excess cashflow certificates.

FINANCIAL CONDITION

DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

   Cash and interest-bearing deposits decreased $3.0 million, or 47%, to $3.4 million at December 31, 2002, from $6.4 million at December 31, 2001. This decrease was primarily related to our utilizing operating cash to fund our production of mortgage loans rather than finance the mortgage loans through our warehouse facilities.

   Accounts receivable decreased $2.4 million, or 59%, to $1.7 million at December 31, 2002, from $4.1 million at December 31, 2001. This decrease was primarily due to the settlement of cash surrender value of an officer's life insurance policies in December of 2002.

   Loans held for sale, net, decreased $60.4 million, or 64%, to $34.0 million at December 31, 2002, from $94.4 million at December 31, 2001. This represents mortgage loans held in inventory awaiting either a whole loan sale or securitization. This decrease was primarily due to the net difference between loan originations and loans sold or securitized during 2002.

   Excess cashflow certificates, net increased $7.8 million, or 46%, to $24.6 million at December 31, 2002, from $16.8 million at December 31, 2001. This increase was primarily due to us recording new excess cashflow certificates totaling $10.5 million from loans securitized in 2002. This increase was partially offset by a $2.1 million fair value mark-to-market adjustment of our excess cashflow certificates, reflecting the change in fair value of such excess cashflow certificates - which incorporates any change in value (accretion or reduction) in the carrying value of the excess cashflow certificates and the cash distributions we received from such excess cashflow certificates.

   Equipment, net, decreased $2.4 million, or 48%, to $2.6 million at December 31, 2002, from $5.0 million at December 31, 2001. This decrease primarily reflects the periodic depreciation of fixed assets.

   We have a deferred tax asset, net, of $5.6 million at December 31, 2002 and 2001, which was primarily attributable to the net operating losses we incurred in 2000 and 2001. Included in the deferred tax asset, net, is a valuation allowance established in 2000 (See Notes to Financial Statements - "Income Taxes").

   Warehouse financing and other borrowings decreased $73.2 million, or 82%, to $16.4 million at December 31, 2002, from $89.6 at December 31, 2001. This decrease was primarily attributable to a lower amount of mortgage loans held for sale (mortgage loans held in inventory awaiting either a whole loan sale or securitization) to be financed under our warehouse credit facilities.

   Senior notes totaled $10.8 million at December 31, 2002 and 2001. The senior notes accrue at a rate of 9.5% per annum, payable semi-annually on February 1, and August 1.

   Accounts payable and accrued expenses decreased $2.7 million, or 18%, to $12.3 million at December 31, 2002 from $15.0 million at December 31, 2001. This decrease was primarily the result of the timing of various operating accruals and payables.

   Income taxes payable decreased $2.0 million, or 38%, to $3.2 million at December 31, 2002 from $5.2 million at December 31, 2001. This decrease was primarily the result of us obtaining a favorable tax resolution to tax issues in the amount of $2.2 million, for which we had previously reserved and do not expect to recur.

   Stockholders' equity increased $17.6 million, or 148%, to $29.5 million at December 31, 2002 from $11.9 million at December 31, 2001. This increase represents our positive earnings for the period.

LIQUIDITY AND CAPITAL RESOURCES

   We require substantial amounts of cash to fund our loan originations, securitization activities and operations. In 2002, we operated on a positive cash flow basis. In the past, however, we have operated generally on a negative cash flow basis. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we can increase our loan production to generate sufficient additional revenues from our securitizations and sales of such loans to offset our current cost structure and cash uses, we believe we can continue to generate positive cash flow in 2003. However, there can be no assurance we will be successful in this regard. To do so, we must generate sufficient cash from:

    o the premiums we receive from selling NIM or interest-only certificates and mortgage servicing rights in connection with our securitizations;

    o  the premiums we receive from selling whole loans, servicing released;

    o  origination fees on newly closed loans;

    o  excess   cashflow   certificates   we  retain  in  connection   with  our
       securitizations;

    o interest income we receive on our loans held for sale prior to securitization and/or whole loan sale; and

    o  distributions from the LLC.

There can be no assurance, however, that we will continue generating positive cash flow in 2003 or at all.

   Currently, our primary cash requirements include the funding of:

      o the equity in our mortgage loans held for sale, for which we receive financing on from our warehouse lenders up to only 98% of the total amount of the mortgage loan's principal balance (e.g., our warehouse lenders will provide financing to us equal to $98,000 on a mortgage loan with a principal balance of $100,000, leaving us with our $2,000 tied up in the equity of the mortgage loan);

      o interest expense on warehouse lines of credit, the remaining notes and other financing;

      o  scheduled principal paydowns on other financing;

      o  expenses incurred in connection with our securitization program;

      o tax payments on excess inclusion income generated from our excess cashflow certificates; and

      o general ongoing administrative and operating expenses, including the cost to originate loans.

   Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of corporate debt (i.e., senior notes), issuance of equity, and the sale of interest-only certificates and/or NIM notes (sold
                                       40

in conjunction with each of our securitizations) to offset our negative operating cash flow and support our originations, securitizations, servicing (prior to May 2001) and general operating expenses. Over the past few years, we have engaged in a series of transactions to further address our negative cash flow, including the following:

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

   o as part of our Second Debt Restructuring, at the time of the signing of the Letter of Intent in February 2001, we obtained approximately $2.5 million of residual financing secured by several of our excess cashflow certificates. We received approximately $7.1 million of additional residual financing secured primarily by additional excess cashflow certificates following the consummation of the consent solicitation and the execution of the third supplemental indenture in March 2001. Also in March 2001, we entered into a sale agreement to sell five excess cashflow certificates for a $15 million cash purchase price. As customary with sales of similar assets, the cash settlement did not occur until the pools of mortgage loans underlying the five excess cashflow certificates were transferred to an agreed upon servicer to service the pool of mortgage loans for the benefit of the purchaser. The purchaser of these five excess cashflow certificates provided bridge financing, in the form of residual financing described above, until the transfer of servicing in May 2001. We used these proceeds to repay the residual financing and have been using the balance of the proceeds, together with the initial residual financing, for working capital. Because these excess cashflow certificates were sold at a significant discount to our book value for such excess cashflow certificates, we recorded $25.4 million pre-tax non-cash charge in the first quarter of 2001.

   Currently, our primary sources of liquidity continue to be, subject to market conditions:

      o on-balance sheet warehouse financing and other secured financing facilities (e.g., capital leasing);

      o  securitizations  of mortgage  loans and our  corresponding  sale of NIM
         Certificates  (or  interest-only   certificates,   depending  upon  the
         securitization structure) and mortgage servicing rights;

      o  sales of whole loans;

      o  cash flows from retained excess cashflow certificates;

      o distributions from the LLC (an unaffiliated entity to us) (see "-Corporate Restructuring, Debt Modification and Debt Restructuring");

      o  origination fees, interest income and other cash revenues; and

      o utilizing NIM securitizations and/or selling or financing our existing excess cashflow certificates.

   If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be materially and adversely affected.

   To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a few lenders to provide the primary credit facilities for our loan originations and currently have two warehouse facilities as of December 31, 2002 for this purpose. We have two $200 million credit facilities that have a variable rate of interest and expire in May 2003. There can be no assurance that we will be able either to renew or replace these warehouse facilities at their maturities at terms satisfactory to us or at all.

   In addition to our common stock, we currently have the following securities outstanding:

   o  Series A preferred stock having an aggregate  preference of $13.9 million,
      for  which  we  are  required  to  pay  10%  annual   dividends,   payable
      semi-annually, commencing in July 2003;

   o Ten-year warrants to purchase approximately 1.6 million shares of our common stock, currently at an exercise price of $0.01 per share; and

   o Approximately $10.8 million of senior notes due 2004, paying 9.5% annual interest, payable semi-annually.

   We are required to comply with various operating and financial covenants as provided in our warehouse agreements, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. Additionally, we are required to comply with restrictive covenants in connection with our Series A preferred stock and our warrants. We believe we are in compliance with such covenants as of December 31, 2002.

   We have repurchase agreements with certain of the institutions that have purchased mortgages loans from us. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and still outstanding totaled $2.6 million at December 31, 2002 and $3.5 million at December 31, 2001. Included in accounts payable is an allowance for recourse losses of $1.2 million at December 31, 2002 and $1.4 million at December 31, 2001, respectively.

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

   Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on loans held pending sales and the interest paid by us for funds borrowed under our warehouse facility. We may, however, undertake to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. (See "--

Hedging"). Fluctuating interest rates also may significantly affect net interest income (the excess cash flows from our excess cashflow certificates) as certain of our asset-backed securities are priced based on one-month LIBOR, but the collateral underlying such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months - which creates basis risk (See Notes to the Consolidated Financial Statements - "Excess Cashflow Certificates, Net").

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

   The cost of funds is generally composed of two components - the benchmark interest rate (I.E., the treasury rate or interest rate swap with a similar duration and average life) and the spread or profit margin required by the investors. We had previously used a "Treasury Rate Lock" and 15-year Fannie Mae mortgage securities ("FNMA Securities") to hedge our cost of funds exposure. However recently, the securitizations are priced to the investor using the interest rate swaps curve. As such, our cost of funds is more closely tied to interest rate swaps and, to the extent we hedge, we will likely use interest rate swaps to hedge our mortgage loans in inventory pending securitization pricing. While none of the above are perfect hedges, we believe interest rate swaps will demonstrate the highest correlation to our cost of funds on a go-forward basis.

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

   We believe our hedging strategy has historically largely been an effective tool to manage our interest rate risk on loans prior to securitization, by providing us with a cash gain (or loss) to largely offset the reduced (increased) excess spread and resultant lower (or higher) net gain on sale from an increase (decrease) in interest rates. A hedge may not, however, perform its intended purpose of offsetting changes in net gain on sale.

   If a hedging transaction is deemed to be appropriate, and can be properly documented and mathematically shown to meet the appropriate effectiveness criteria, we will account for these hedges as fair value hedges in accordance with SFAS No. 133, as amended.

   We did not hedge during the year ended December 31, 2002 nor during the year ended December 31, 2001, primarily due to the tremendous uncertainty in the United States economy resulting from an overall weakened economy, depressed stock market, threat of war and terrorism, among other things, that has caused U.S. interest rates to remain at or near 40 year historical lows. For the year ended December 31, 2000, we recorded a hedge loss of $2.1 million, which largely offset a change in the value of mortgage loans being hedged, as part of our net gain on sale of loans.

   We will continue to review our hedging strategy in order to best mitigate risk pending securitization or loan sales.

INFLATION

   Inflation most significantly affects our loan originations and values of our excess cashflow certificates, because of the substantial effect inflation can have on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk.").

IMPACT OF NEW ACCOUNTING STANDARDS

   For discussion regarding the impact of new accounting standards, refer to Note No. 1 of Notes to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on various important factors. We wish to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause our actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

o Our ability or inability to increase our loan originations to specified levels (and subsequent sale or securitization of such loans) to offset our current cost structure and cash uses;

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

o The potential effect that a possible war with Iraq, or other similar conflicts or terrorist acts and/or threats, may have on the capital markets, and in particular the asset-backed market;

o The effect that the adoption of new, or changes in, federal, state or local lending laws and regulations and the application of such laws and regulations may have on our ability to originate loans within a particular area. Many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In some cases, the restrictions and/or costs and risks associated with complying with the laws have been so onerous that we have decided to not lend in a state (I.E., Georgia) or municipality (I.E., Oakland). In those cases where we continue to do business, our costs of complying with a variety of potentially inconsistent federal, state and local laws has increased our compliance costs, as well as the risk of litigation or administrative action associated with complying with these proposed and enacted federal, state and local laws, particularly those aspects of such proposed and enacted laws that contain subjective (as opposed to objective) requirements, among other things.

o Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, adoption of new, or changes in, federal, state or local lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, adoption of new, or changes in accounting policies and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies and/or environmental compliance can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action against us;

o  Our ability or inability to continue  monetizing our existing excess cashflow
   certificates,   including   without   limitation,   selling,   financing   or
   securitizing (through NIM transactions) such assets;

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

                                       45

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

   The table below demonstrates the sensitivity, at December 31, 2002, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

                                         Fair value of excess       Impact to
  (Dollars in thousands)                 cashflow certificates      earnings
----------------------------             ---------------------    -------------
Fair value as of 12/31/02:                    $ 24,565

10% increase in prepayment speed                19,011                $ 5,554
20% increase in prepayment speed                15,476                  9,089

10% increase in credit losses                   19,012                  5,553
20% increase in credit losses                   14,448                 10,117

10% increase in discount rates                  23,032                  1,533
20% increase in discount rates                  21,676                  2,889

10% increase in one- & six-month LIBOR          21,809                  2,756
20% increase in one- & six-month LIBOR          19,227                  5,338

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

   To reduce our financial exposure to changes in interest rates, we may hedge our mortgage loans held for sale through hedging products that are correlated to the pass-though certificates issued in connection with the securitization of our mortgage loans (I.E., interest rate swaps) (See "-Hedging"). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments thereby impacting the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See "-Interest Rate Risk" and "-Risk Factors - Interest Rate Risk").

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Delta Financial Corporation:

We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" as of December 31, 2002.


/s/  KPMG LLP


Melville, New York
February 3, 2003

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001


(DOLLARS IN THOUSANDS)                                 2002        2001
--------------------------------------------------------------------------------
ASSETS
Cash and interest-bearing deposits.............    $   3,405      6,410
Accounts receivable.............................       1,700      4,062
Loans held for sale, net........................      33,984     94,407
Excess cashflow certificates, net...............      24,565     16,765
Equipment, net..................................       2,553      4,998
Prepaid and other assets........................       1,737      1,564
Deferred tax asset, net.........................       5,600      5,600
--------------------------------------------------------------------------------
     Total assets...............................   $  73,544    133,806
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable....................................   $   1,369      1,267
Warehouse financing and other borrowings........      16,352     89,628
Senior notes....................................      10,844     10,844
Accounts payable and accrued expenses...........      12,327     15,015
Income taxes payable............................       3,155      5,202
--------------------------------------------------------------------------------
     Total liabilities..........................      44,047    121,956
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $.01 par value.
  Authorized 150,000 shares, 139,156 shares
  authorized and outstanding ..................       13,916     13,916
Common stock, $.01 par value. Authorized
49,000,000 shares; 16,022,349 shares issued
and 15,905,549 shares outstanding at December 31,
2002 and 16,000,549 shares issued and 15,883,749
shares outstanding at December 31, 2001.........         160        160
Additional paid-in capital......................      99,482     99,472
Accumulated deficit.............................    (82,743)  (100,380)
Treasury stock, at cost (116,800 shares)........     (1,318)    (1,318)
--------------------------------------------------------------------------------
     Total stockholders' equity.................      29,497     11,850
--------------------------------------------------------------------------------
     Total liabilities and stockholders' equity.   $  73,544    133,806
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2001 and 2000

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                     2002             2001            2000
--------------------------------------------------------------------------------------------------------
REVENUES:
    Net gain on sale of mortgage loans................       $   58,805          38,638           52,590
    Interest..........................................           11,691        (22,146)           32,287
    Servicing fees....................................               --           2,983           14,191
    Net origination fees and other income.............           15,647          13,673           20,376

--------------------------------------------------------------------------------------------------------
       Total revenues                                            86,143          33,148          119,444
--------------------------------------------------------------------------------------------------------
EXPENSES:
    Payroll and related costs.........................           41,306          42,896           56,525
    Interest expense..................................            5,273          16,132           30,386
    General and administrative........................           23,696          49,101           45,539
    Capitalized mortgage servicing impairment.........               --              --           38,237
    Restructuring and other special charges............              --           2,678           11,382
    Extinguishment of debt.............................              --          19,255               --

---------------------------------------------------------------------------------------------------------
       Total expenses                                            70,275         130,062          182,069
---------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit).....           15,868         (96,914)        (62,625)
Provision for income tax expense (benefit)............          (1,769)            2,876        (13,208)
---------------------------------------------------------------------------------------------------------
       Net income (loss)..............................       $   17,637         (99,790)        (49,417)
---------------------------------------------------------------------------------------------------------
BASIC  EARNINGS PER SHARE:
Net income (loss) per share..........................        $     1.11          (6.28)           (3.11)

DILUTED EARNINGS PER SHARE:
Net income (loss) per share..........................        $     1.04          (6.28)           (3.11)

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2002, 2001 and 2000

                                                                     ADDITIONAL
                                              PREFERRED   CAPITAL     PAID-IN     ACCUMULATED   TREASURY
(DOLLARS IN THOUSANDS)                           STOCK     STOCK      CAPITAL       DEFICIT      STOCK      TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999...............   $    --       160       99,472        48,827      (1,318)    147,141
Net loss...................................        --        --           --       (49,417)          --    (49,417)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000...............        --       160       99,472          (590)     (1,318)     97,724
Issuance of preferred stock related to
    debt exchange..........................     13,916       --           --           --          --       13,916
Net loss...................................        --        --           --       (99,790)        --      (99,790)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001...............     13,916      160       99,472      (100,380)     (1,318)     11,850
Stock options exercised....................        --        --           10           --          --           10
Net income.................................        --        --           --        17,637         --       17,637
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002...............   $ 13,916      160       99,482       (82,743)     (1,318)     29,497
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000

(DOLLARS IN THOUSANDS)                                               2002           2001         2000
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)......................................       $ 17,637       (99,790)      (49,417)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Provision for loan and recourse losses...............           603          2,431           670
      Depreciation and amortization........................         3,236          8,361        12,912
      Extinguishment of debt...............................            --         19,255            --
      Deferred tax benefit.................................            --             --      (16,011)
      Capitalized mortgage servicing rights, net
        of amortization....................................            --             --        45,927
      Deferred origination costs ..........................           545            578           174
      Excess cashflow certificates received in
        securitization transactions, net...................       (7,800)         47,052         7,752
   Changes in operating assets and liabilities:
      Decrease in accounts receivable......................         2,362         17,542        10,413
      Decrease (increase) in loans held for sale, net......        59,348       (14,263)         6,159
      (Increase) decrease in prepaid and other assets......         (173)         42,127        19,850
      Decrease in accounts payable and accrued expenses....       (2,761)        (1,212)      (10,723)
      (Decrease) increase in income taxes payable..........       (2,047)          1,417           518
      Decrease in investor payable.........................            --       (69,489)      (12,715)
      Decrease in advance payment by borrowers
          for taxes and insurance..........................            --       (12,940)         (844)

-------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)  operating activities....        70,950       (58,931)        14,665
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   (PURCHASE) DISPOSITION OF EQUIPMENT.....................         (791)          1,735       (1,297)
-------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by investing activities.....         (791)          1,735       (1,297)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   (Repayment of) proceeds from warehouse
      financing and other borrowings, net..................      (73,276)            996      (20,387)
   Increase (decrease) in bank payable, net................           102            340         (268)
------------------------------------------------------------------------------------------------------------------
   Proceeds from exercise of stock options.................            10             --            --
   Net cash (used in) provided by financing activities.....      (73,164)          1,336      (20,655)

-------------------------------------------------------------------------------------------------------------------
   Net decrease in cash and interest-bearing deposits......        (3,005)      (55,860)       (7,287)
Cash and interest-bearing deposits at beginning of year....         6,410         62,270        69,557

-------------------------------------------------------------------------------------------------------------------
Cash and interest-bearing deposits at end of year.........       $  3,405          6,410        62,270
-------------------------------------------------------------------------------------------------------------------
Supplemental Information:
Cash paid during the year for:
   Interest ...............................................      $  5,435         14,605        29,974
   Income taxes ...........................................           278            888         2,010

See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

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

    Certain prior period amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

(C) USE OF ESTIMATES
    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of excess cashflow certificates and a valuation allowance on deferred tax assets. Actual results could differ from those estimates and assumptions.

(D) LOAN ORIGINATION FEES AND COSTS
    Loan origination fees received, net of direct costs of originating or acquiring mortgage loans, are recorded as adjustments to the initial investment in the loan. Such fees are deferred until the loans are securitized or sold.

(E) LOANS HELD FOR SALE, NET
    Loans held for sale are accounted for at the lower of cost or estimated fair value, determined on a net aggregate basis. Cost includes unamortized loan origination fees and costs. Net unrealized losses are provided for in a valuation allowance created through a charge to operations. Losses are recognized when the fair value is less than cost.

(F) SECURITIZATION AND SALE OF MORTGAGE LOANS
    Securitizations effectively provide us with a source of long-term financing. In conjunction with securitization transactions, trusts are created in the form of off-balance sheet qualified special purpose entities, or QSPEs. These trusts are established for the limited purpose of buying and reselling mortgage loans. Typically each quarter, we pool together loans, and sell these loans to a securitization trust. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties made in conjunction with each securitization trust. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

    The securitization trust raises money to purchase the mortgage loans from us by selling securities to the public - known as asset-backed pass-through securities that are secured by the pool of mortgage loans held by the securitization trust. These asset-backed securities or senior certificates, which are usually purchased for cash by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flow from the mortgage loans in the trust.

   The securitization trust issues senior certificates, which entitle the holders of these senior certificates to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest on the loans in the trust equal to the pass-through interest rate on the remaining principal balance. The securitization trust also issues a subordinate certificate or BIO certificate (referred to as an excess cashflow certificate), and a P certificate
(representing the right to receive prepayment penalties from borrowers who payoff their loans early in their life). Each month, the P certificate holder is entitled to receive prepayment penalties received from borrowers who payoff their loans early in their life.

   For any monthly distribution, the holder of an excess cashflow certificate receives payments only after all required payments have been made on all the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flows from such excess cashflow certificates are applied in a "waterfall" manner (see Note 6 "Securitization Transaction").

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

 (G) EXCESS CASHFLOW CERTIFICATES, NET
     We classify excess cashflow certificates that we receive upon the securitization of a pool of loans as "trading securities." The excess cashflow certificates represent an ownership interest in a securitization trust. The assets of each securitization trust consist primarily of two groups of mortgage loans: a group of fixed rate mortgage loans and a group of hybrid/adjustable rate mortgage loans. The mortgage loans in each mortgage pool underlying each excess cashflow certificate consist of fully amortizing and balloon mortgage loans secured by first or second liens primarily on one- to four-family residential real properties having original terms to stated maturity of not greater than 30 years.

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

   The amount recorded for the excess cashflow certificates is reduced for distributions which we receive as the holder of these excess cashflow certificates, and is adjusted for subsequent changes in the fair value of the excess cashflow certificates we hold. The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from such certificate based upon our best estimate. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and consequent changes in value of the excess cashflow certificates) is reflected in the line item called "interest income" in the quarter in which we make any such change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. (see Note 8 "Excess Cashflow Certificates, Net").

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

(I) CASH AND INTEREST-BEARING DEPOSITS
    The fair value of cash and interest-bearing deposits consist of money market accounts which approximates the carrying value reported in our consolidated balance sheet.

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

(K) INCOME TAXES
    Deferred tax assets and liabilities are recognized for the future tax effects of differences between the financial reporting and tax bases of assets and liabilities. These deferred taxes are measured by applying current enacted tax rates.

(L) EARNINGS PER SHARE
    Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

(M) STOCK OPTION PLANS
    The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

(Dollars in thousands, except share data)          2002       2001       2000
                                                 --------   --------   --------
Net income (loss), as reported                  $  17,637   (99,790)   (49,417)

Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method for
   all rewards, net of tax                          (997)    (2,000)        (4)
                                                 --------   --------   --------
      Pro forma net income(loss)                $  16,640  (101,790)   (49,421)
                                                 ========   ========   ========

      Earnings (loss) per share:

                       Basic - as reported      $    1.11    (6.28)      (3.11)
                                                 ========   ========   ========
                       Basic - pro forma        $    1.05    (6.41)      (3.11)
                                                 ========   ========   ========
                       Diluted - as reported    $    1.04    (6.28)      (3.11)
                                                 ========   ========   ========
                        Diluted - pro forma     $    0.98    (6.41)      (3.11)
                                                 ========   ========   ========

 (N) SEGMENT REPORTING
     We operate as one reporting segment, as such, the segment disclosure requirements, are not applicable to us.

 (O) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," which is an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to various interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not expect that the provisions of FIN No. 46 will impact our results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based compensation - Transition and Disclosure, which amends FASB No. 123, Accounting for Stock-Based compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require more permanent disclosure in both interim and annual financial statements. Certain of the disclosure modifications are required for December 31,2002 and are included in the notes in the financial statements.. Management does not expect that the provisions of SFAS No. 148 will impact our results of operations or financial condition.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. There was no impact on the Company's consolidated balance sheet or consolidated statement of operations upon the adoption of SFAS No. 146 on January 1, 2003.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, the standard changes the income statement classification of gains and losses from early extinguishments of debts. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. There was no material impact on our financial condition or results of operations upon the adoption of SFAS No. 145.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact on the Company's consolidated balance sheet or consolidated statements of operations upon adoption of SFAS No. 144 on January 1, 2002.

    In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on the financial position, results of operations, or cash flows of the Company.

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

    Each month, on behalf of borrowers designated by the NYSBD, we make subsidy payments to the related securitization trusts. These subsidy payments fund the differential between the original loan payments and the reduced loan payments. As part of the second exchange offer we completed in August 2001 (see Note No. 3 "-Corporate Restructuring, Debt Modification, and Debt Restructuring"), Delta Funding Residual Exchange Company, LLC (the "LLC") (an unaffiliated entity to us) - a newly-formed entity, the voting membership interests of which are owned by former holders of our senior secured notes and senior notes due 2004 (the "Notes") who tendered their Notes for such membership interests and other securities - is obligated to satisfy these payment subsidies out of the cash flows generated by the mortgage related securities (primarily from the excess cashflow certificates) it owns. If the LLC's cash flows are insufficient to pay this obligation (which we believe is unlikely), we remain responsible to satisfy our obligations under the Remediation Agreement.

    The proceeds of the stock fund will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. We do not manage the fund created for this purpose. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of our common stock. Changes to the market price of these shares of common stock deposited in the fund do not have any impact on our financial statements. We did not make any additional financial commitments between the settlement date and March 2000. The Stipulated Order on Consent and the Remediation Agreement both terminated by their respective terms, in September 2002. We remain obligated as discussed above to continue to make subsidy payments on behalf of borrowers identified by the NYSBD for so long as such borrowers continue to make payments under the mortgage loans.

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

(3) CORPORATE RESTRUCTURING, DEBT MODIFICATION, AND DEBT RESTRUCTURING

    In 2000, we began a corporate restructuring - by reducing our workforce and modifying the terms of the indenture governing our senior notes due 2004 (the "senior notes") - as part of our continuing efforts to improve operating efficiencies and to address our negative cash flow from operations. Entering 2001, management still had several concerns, which we believed needed to be addressed for us to remain a viable company. Our principal concerns were:

   o the cash drain created by our ongoing monthly delinquency and servicing advance requirements as servicer for securitization trust (known as "securitization advances");

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

   CORPORATE RESTRUCTURING

   In January 2001, we announced that we had entered into an agreement with Ocwen Financial Corporation ("Ocwen") to transfer our servicing portfolio to Ocwen. In May 2001, we physically transferred our entire servicing portfolio to Ocwen, and laid-off the majority of our servicing staff - a total of 128 employees. We recorded a $0.5 million pre-tax charge relating to this restructuring which is included in the line item call "restructuring and other special charges" on our consolidated statements of operations. This charge relates to employee severance associated with closing our servicing operations. We no longer service loans nor do we have a servicing operation.

   We have accrued restructuring charges related to the write down of lease obligations of $0.1 million and $0.6 million at December 31, 2002 and December 31, 2001. The unpaid accrued restructuring charge was initially recorded under the exit plan. No charges under this exit plan are associated with or benefit from activities that will be continued at the commitment date.

   DEBT MODIFICATION AND DEBT RESTRUCTURING

   In August 2000, we announced an agreement to modify the terms of the indenture governing our senior notes (the "Debt Modification"). With the consent of the holders of greater than fifty percent of our senior notes, we modified a negative pledge covenant in the senior notes indenture, which had previously prevented us from selling or otherwise obtaining financing by using our excess cashflow certificates as collateral. In consideration for the senior noteholders' consent, we agreed, in an exchange offer (the "First Exchange Offer"), to offer then current holders the opportunity to exchange their then existing senior notes for (a) new senior secured notes due 2004 (the "senior secured notes") and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. In December 2002, the exercise price for the warrants issued by us was adjusted downward to $0.01 per share in accordance with our agreement. The senior secured notes have the same coupon, face amount and maturity date as the senior notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of the our excess cashflow certificates. The First Exchange Offer was consummated in December 2000, with holders of greater than $148 million (of $150 million) of senior notes tendering in the exchange.

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

   The LLC is controlled by the former noteholders that now hold all the voting membership interest in the LLC. As part of the transaction, we obtained a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC for the first three years (through June 2004) and, thereafter, 10% of the net cash flows from the LLC. The net cash flows from the LLC are equal to the total cash flows generated by the assets held by the LLC for a particular period, less
(a) all expenses of the LLC, (b) certain related income tax payments, and (c) the NYSBD subsidy payments (see "- Note No. 2 Summary of Regulatory Settlement"). We began receiving distributions from the LLC in the first quarter of 2002 from a fourth quarter 2001 distribution.

   As part of the Second Exchange Offer, all tendering noteholders waived their right to receive any future interest coupon payments on the tendered notes beginning with the August 2001 interest coupon payment. With the closing of the Second Exchange Offer, we recorded a charge of $19.3 million related to the extinguishment of debt and paid the August 2001 interest coupon payment on the approximately $10.8 million of notes that did not tender in the Second Exchange Offer. The notes bear interest at a rate of 9.5% per annum, payable semi-annually (on February 1st and August 1st) and a maturity date of August 1, 2004 when all outstanding principal is due.

   By extinguishing substantially all of our long-term debt, the rating agencies that previously rated us and our long-term debt withdrew their corporate ratings in 2001.

(4) LOANS HELD FOR SALE, NET

    Our inventory consists of first and second mortgages, which had a weighted average interest rate of 8.45% at December 31, 2002 and 10.11% at December 31, 2001. These mortgages are being held, at the lower of cost or estimated fair value, for future sale. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

    Included in loans held for sale are deferred origination fees and purchase premiums in the amount of $0.2 million and $0.8 million at December 31, 2002 and 2001, respectively, and a valuation allowance of approximately $0.4 million at December 31, 2002 and $0.7 million as of December 31, 2001. Mortgages are payable in monthly installments of principal and interest and have terms varying from five to thirty years.

(5) ACCOUNTS RECEIVABLE

    Accounts receivable as of December 31, consist of the following:

(DOLLARS IN THOUSANDS)                       2002          2001
--------------------------------------------------------------------------------
Prepaid insurance premiums                $    --         2,227
Advances on loans  sold with recourse       1,335         1,550
Other                                         365           285
--------------------------------------------------------------------------------
Total accounts receivable                 $ 1,700         4,062
--------------------------------------------------------------------------------

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

   Activity in Accounts Receivable for the years ended December 31, is as follows (dollars in thousands):

                        Securitization     Prepaid Insurance     Current Tax     Adv on Loans
2002                 Servicing Advances       Premiums              Asset      Sold w/Recourse       Other        Total
-------------------------------------------------------------------------------------------------------------------------
Beginning balance        $     --              2,227                  --           1,550              285         4,062
Additions                      --                168                  --           1,467            5,227         6,862
Payments                       --            (2,395)                  --         (1,653)          (5,122)       (9,170)
Write offs                     --                 --                  --            (29)             (25)          (54)
-------------------------------------------------------------------------------------------------------------------------
Ending balance           $     --                 --                  --           1,335              365         1,700
-------------------------------------------------------------------------------------------------------------------------


                         Securitization     Prepaid Insurance     Current Tax    Adv on Loans
2001                  Servicing Advances       Premiums             Asset      Held w/Recourse       Other        Total
-------------------------------------------------------------------------------------------------------------------------
Beginning balance        $    12,518           2,047                 572           1,811            5,006        21,954
Additions                     69,613             180                  --           2,604           42,688       115,085
Payments                    (81,967)              --               (572)         (2,863)         (46,314)     (131,716)
Write offs                     (164)              --                  --             (2)          (1,095)       (1,261)
-------------------------------------------------------------------------------------------------------------------------
Ending balance           $       --            2,227                  --           1,550              285         4,062
-------------------------------------------------------------------------------------------------------------------------

6) SECURITIZATION TRANSACTION

   During 2002, we completed four securitizations totaling $850 million, of which we delivered a total of $819 million of mortgage loans during 2002 (and delivered the remaining $31 million of mortgage loans in January 2003, pursuant to a pre-funding mechanism). During 2001, we completed two securitizations totaling $345 million of mortgage loans. The following table sets forth certain information with respect to our 2002 securitizations (all of which contained ratings on various classes of securities ranging from AAA/Aaa to BBB/Baa2 by S&P, Fitch, and Moody's, respectively) by offering size, which includes pre-funded amounts, duration weighted average pass-through rate and type of credit enhancement.

                                                     INITIAL DURATION
                                    OFFERING SIZE    WEIGHTED AVERAGE        CREDIT
      SECURITIZATION     COMPLETED   (MILLIONS)      PASS-THROUGH RATE     ENHANCEMENT
      --------------     ---------  ------------   ---------------------   -----------
      2002-1...........  03/28/02     $175.0              4.08%            Hybrid *
      2002-2...........  06/27/02     $200.0              2.46%            Senior/Sub
      2002-3...........  09/27/02     $250.0              2.61%            Hybrid *
      2002-4...........  12/30/02     $225.0              2.73%            Hybrid*

* SENIOR/SUB STRUCTURE WITH A "AAA" RATED MONOLINE INSURER INSURING THE SENIOR OR "AAA" RATED PASS-THROUGH CERTIFICATES.

   When we securitize loans, we create trusts in the form of off-balance sheet qualified special purpose entities, or QSPEs. These trusts are established for the limited purpose of buying and reselling mortgage loans.

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

   The overcollateralization provision or "O/C" is a credit enhancement which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans. In short, overcollateralization is when the amount of collateral (I.E., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Historically, we built up the O/C typically over the first 18-24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. Beginning with each of our 2002 securitizations, we created the O/C by initially selling pass-through securities totaling approximately 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we create the full amount of the O/C required by the trust up front, at the time we
complete  the   securitization,   instead  of
over time. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we sell approximately $98.5 million in senior pass-through certificates. Prior to our 2002 securitization transactions, we typically issued pass-through certificates for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of these certificates, depending upon the structure we utilize for the securitization.

   Our securitizations have typically required an O/C of between 1.5% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. On our securitizations prior to 2002, after the O/C requirement is reached, the cash flows from the excess cashflow certificates are then distributed to us as the holder of the excess cashflow certificates, in accordance with the "waterfall" described above. Over time, if the cash collected during the periods exceeds the amount necessary to maintain the required O/C and all other required distributions have been met, and there is no shortfall in the related required O/C, the excess is then released to us as holder of the excess cashflow certificate.

   We began utilizing a new securitization structure in 2002. In lieu of selling an interest-only certificate, we sold a net interest margin certificate or NIM. The NIM is generally structured where we sell the excess cashflow certificate and P certificate (which entitles the holder to all prepayment penalties collected by the trust) to a QSPE or owner trust (the NIM trust) and the NIM trust in turn issues (1) interest-bearing NIM note(s) (backed by the excess cashflow certificate), and (2) a NIM owner trust certificate evidencing ownership in the NIM trust. We sell the excess cashflow certificate and P certificate without recourse except that we provide normal representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and the proceeds from the sale of the note(s), along with a owner trust certificate that is subordinate to the note(s), represent the consideration to us for the sale of the excess cashflow certificate and P certificate.

   The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate and P certificate to be used to pay all principal and interest on the NIM note(s) until paid in full. This is estimated to occur approximately 22-25 months from the date the NIM note(s) were issued. As part of the NIM transaction, we received the cash proceeds from the sale of the NIM note(s) and a subordinate interest in the NIM owner trust, represented by the owner trust certificate. The owner trust certificate entitles us to all cash flows generated by the excess cashflow certificate and P certificate after the holder of the NIM note(s) has been paid in full. As such, we classify the NIM owner trust certificate on our balance sheet as an excess cashflow certificate and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

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

   In each of the four securitizations that we issued in 2002, we derived the following economic interests:

   o we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust, to which we sold the excess cashflow certificates;

   o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by excess cashflow certificates are received over time, under existing accounting rules, we must report as income at the time of the securitization the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on (1) our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans, (2) the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loan prior to the loan's stated maturity, (3) the London Inter-Bank Offered Rate ("LIBOR") forward curve (using current LIBOR as the floor rate), and (4) a discount rate; and

   o we received a cash premium from selling the right to service the loans being securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees (which includes prepayment penalties for certain securitization servicing rights we previously sold) in such capacity.

   At the time we completed the 2002 securitizations, we recognized as revenue each of the three economic interests described above, which was recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

   A summary of the gain on sale and cash flow we received from our aggregate securitizations in 2002 and 2001 is presented below. "Loans sold" represents the amount of loans actually transferred to the respective securitization trust or trusts during each year:

                                                                       YEAR ENDED DECEMBER 31,
                                                                     2002                  2001
                                                                     ----                  ----
GAIN ON SALE SUMMARY                                                   (DOLLARS IN THOUSANDS)
--------------------

Loans Sold....................................................    $ 819,042             $ 345,000
NIM Proceeds, Net of the Upfront Overcollateralization.......         5.13%                   --%
Interest Only Certificate Proceeds............................          --%                 3.86%
Excess Cashflow Certificate (owner trust certificates) (1)....        1.28%                 3.21%
Mortgage Servicing Rights (2).................................        0.88%                 1.51%
Less:  Transaction Costs......................................       (0.67%)              (0.60%)
                                                                  ----------           ----------
   Net gain on sale recorded..................................        6.62%                 7.98%
                                                                  ==========           ==========

CASH FLOW SUMMARY
NIM Proceeds, Net of the Upfront Overcollateralization........       5.13 %                  -- %
Interest Only Certificate Proceeds............................         -- %                 3.86%
Mortgage Servicing Rights(2)..................................       0.88 %                1.51 %
Less: Transaction Costs.......................................       (0.67%)               (0.60%)
                                                                  ----------           -----------
     Net Cash Flow at Closing.................................        5.34%                 4.77%
                                                                  ==========           ===========

----------
(1) The reduction in value of the excess cashflow certificates in 2002 compared to 2001 is primarily due to changes we made to our fair value assumptions of our excess cashflow certificates (see Note 8 "Excess Cashflow Certificate, Net").
(2) In 2001, the mortgage servicer purchased the P Certificate; in 2002, we transferred the P Certificate to the NIM Trust, which accounts for the reduced gain from the sale of mortgage servicing rights in 2002.

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

   o any gains (a decrease in the investment) or losses (an increase in the investment) we incur on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitization. (See "Note 9").

   We allocate our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained (the NIM owner trust certificates in 2002) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as "trading" securities. Since there is no active market for such excess cashflow certificates, we determine the estimated fair value of the excess cashflow certificates by discounting the future expected cash flows.

   Each securitization trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which insures the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both (known as a "hybrid"). In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to such credit enhancement, the excess cash flows that would otherwise be paid to the holder of the excess cashflow certificate is used when it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is intended to create an additional source of credit enhancement to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

(7) CAPITALIZED MORTGAGE SERVICING RIGHTS

   Prior to 2001, we recognized rights to service mortgage loans as separate assets. Subsequent to 2001, we do not recognize rights to service mortgage loans because we sell our servicing rights in connection with our whole loan sales or securitizations.

   We recognized a $38.2 million write-down, which represented the entire carrying value of our MSR at December 31, 2000. In December 2000, we entered into discussions with three third-party non-conforming servicers to either purchase or sub-service our entire $3.31 billion servicing portfolio. Management felt this write-down was necessary to reflect the current market price we would have received at December 31, 2000 for our servicing portfolio. We sold all of our mortgage servicing rights for the years ended December 31, 2002 and 2001 and as such had no activity or carrying values for those assets during the periods. The activity related to our capitalized mortgage servicing rights for the year ended December 31, 2000 is as follows:

(DOLLARS IN THOUSANDS)                 2000
--------------------------------------------------------------------------------
Balance, beginning of year         $  45,927
Additions                             11,611
Amortization and FV adjustments      (8,916)
Sales                               (10,385)
Write-down                          (38,237)
--------------------------------------------------------------------------------
Balance, end of year               $      --
--------------------------------------------------------------------------------

(8) EXCESS CASHFLOW CERTIFICATES, NET

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

   o On our 2002 securitizations, prepayment penalties received from borrowers who payoff their loans early in their life (which, when we sell NIM notes, is only received after the NIM Notes are paid in full ); and

   o Overcollateralization, which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans (and which we describe in greater detail in Note
      6).

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

   The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from such certificate based upon our best estimate. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and consequent changes in value of the excess cashflow certificates) are reflected in the line item called "interest income" in the quarter in which we make any such change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

   In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

  (A) PREPAYMENTS. We base our prepayment rate assumptions upon our ongoing analysis of the performance of mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types because it has been our experience that different loan product types exhibit different prepayment patterns. Generally, our loans can be grouped into two loan products - fixed rate loans and adjustable rate loans. With fixed rate loans, an underlying borrower's interest rate remains fixed throughout the life of the loan. Our adjustable rate loans are really a "hybrid" between fixed and adjustable rate loans, in that the rate generally remains fixed for typically the first three years of the loan, and then adjusts typically every six months thereafter. Within each product type, other factors can affect prepayment rate assumptions.

      The following table shows our most recent changes to month one and peak speed components of our prepayment assumptions - in the third quarter of 2001 and, prior to that, in the third quarter 2000:

      LOAN TYPE         AT SEPTEMBER 30, 2001         AT SEPTEMBER 30, 2000
      ---------------------------------------------------------------------
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

  (B) DEFAULT RATE. At December 31, 2002 and December 31, 2001, on each newly issued securitization, we apply a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the "first-loss" piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cashflow than expected in the future; conversely, if defaults are lower than we expected, we will receive more income and more excess cashflow than expected in the future.

  (C) LIBOR FORWARD CURVE. The LIBOR forward curve is used to project future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the 1 month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (a fixed rate of interest for either the first 24 or 36 months then a 6 month variable rate of interest thereafter using the 6 month LIBOR index). A significant portion of our loans are fixed rate mortgages and a significant amount of these fixed rate loans are backed by floating rate securities (I.E., 1 month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will, therefore, impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flows than expected in the future; conversely, if LIBOR is higher than anticipated, we will less income and less excess cash flows than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

  (D) DISCOUNT RATE. We use a discount rate that we believe reflects the risks associated with our excess cashflow certificates. While quoted market prices on comparable excess cashflow certificates are not available, we compare our valuation assumptions and performance experience to our competitors in the non-conforming mortgage industry. Our discount rate takes into account the asset quality and the performance of our securitized mortgage loans compared to that of the industry and other characteristics of our securitized loans. We quantify the risks associated with our excess cashflow certificates by comparing the asset quality and payment and loss performance experience of the underlying securitized mortgage pools to comparable industry performance. The discount rate we use to determine the present value of cash flows from excess cashflow certificates reflects increased uncertainty surrounding current and future market conditions, including without limitation, uncertainty concerning inflation, recession, home prices, interest rates and equity markets.

      We utilized a discount rate of 15% at December 31, 2002 and December 31, 2001 on all excess cashflow certificates. Prior to the quarter ended September 30, 2001, we used an 18% discount rate on a NIM transaction we consummated in November 2000.

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

   At March 31, 2002, we recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates, totaling $2.1 million, relating to the timing of excess cashflows that are to be received by the excess cashflow certificate after the release or "step-down" of the overcollateralization account.

   The activity related to our excess cashflow certificates for the years ended December 31, is as follows:

(DOLLARS IN THOUSANDS)                                   2002           2001         2000
------------------------------------------------------------------------------------------
Balance, beginning of year                           $  16,765        216,907      224,659
New excess cashflow certificates                        10,499         11,081       32,716
New NIM certificates                                        --             --       73,658
Cash received from excess cashflow certificates        (2,588)        (9,990)     (28,444)
Net accretion of excess cashflow certificates            1,974         11,935       35,224
Fair value adjustments                                 (2,085)       (19,676)      (6,324)
Sales                                                       --       (40,402)      (2,131)
NIM certificate sales                                       --             --    (112,451)
Second Exchange Offer                                       --      (153,090)           --
------------------------------------------------------------------------------------------
Balance, end of year                                 $  24,565         16,765      216,907
------------------------------------------------------------------------------------------

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

   In volatile markets, like those we have experienced in 2002 and in 2001, there is increased risk that our actual results may vary significantly from our assumed results. The greater the time period over which the uncertainty will exist, the greater the potential volatility for our valuation assumptions.

   At December 31, 2002, key economic assumptions and the sensitivity of the current estimated fair value of retained interests caused by immediate 10% and 20% adverse changes in those assumptions are as follows:

                                        Fair value of excess      Impact to
(Dollars in thousands)                  cashflow certificates      earnings
----------------------------------------------------------------------------
Fair value as of 12/31/02:                    $ 24,565
10% increase in prepayment speed                19,011              $5,554
20% increase in prepayment speed                15,476               9,089

10% increase in credit losses                   19,012               5,553
20% increase in credit losses                   14,448              10,117

10% increase in discount rates                  23,032               1,533
20% increase in discount rates                  21,676               2,889

10% increase in one- & six-month LIBOR          21,809               2,756
20% increase in one- & six-month LIBOR          19,227               5,338

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

(9)  HEDGING TRANSACTIONS

     We did not hedge during the years ended December 31, 2002 and December 31, 2001. For the year ended December 31, 2000, we recorded a hedge loss of $2.1 million, which largely offset a change in the value of mortgage loans being hedged, as part of our net gain on sale of loans.

(10) WAREHOUSE FINANCING AND OTHER BORROWINGS

     We have two warehouse credit facilities for a combined amount of $400.0 million as of December 31, 2002. At December 31, 2001 we had one warehouse credit facility in the amount of $200.0 million. The lines are collateralized by specific mortgage receivables, which are equal to or greater than the outstanding balances under the line at any point in time.

     The following table summarizes certain information regarding warehouse financing and other borrowings at December 31:

(DOLLARS IN MILLIONS)

                                                                     BALANCE
                            Facility                                 -------                   Expiration
Facility Description         Amount            Rate              2002       2001                  Date
-----------------------------------------------------------------------------------------------------------
Warehouse line of credit     $200.0         LIBOR + 1.125%     $   --       80.9                   May 2003
Warehouse line of credit     $200.0         LIBOR + 1.125%       13.8         --                   May 2003
Capital leases                  n/a         3.76% - 12.50%        2.6        6.7     March 2003 - June 2006
Other Borrowings                n/a         7.00% - 8.00%          --        2.0                         --
-----------------------------------------------------------------------------------------------------------
Total                        $400.0                            $ 16.4       89.6
-----------------------------------------------------------------------------------------------------------

   We are required to comply with various operating and financial covenants as provided in our warehouse agreements, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we are in compliance with such covenants as of December 31, 2002.

   Future contractual obligations related to principal balances for capital leases as of December 31, 2002 and 2001 are as follows:

(Dollars in thousands)

   PERIOD                         2002                2001
--------------------------------------------------------------------------------
   Less than 1 year            $ 1,953               4,704
   1-3 years                       642               2,033
--------------------------------------------------------------------------------
Total                          $ 2,595               6,737
--------------------------------------------------------------------------------

(11) SENIOR NOTES

     In July 1997, we issued $150 million in the aggregate of 9 1/2% senior notes due 2004. These notes were the subject of two exchange offers (as described in more detail in Note 3), which modified the terms of the indenture governing then notes - the second of which resulted in the extinguishment of approximately $139.2 million of the notes in 2001.

     The outstanding balance of the notes totaled $10.8 million as of December 31, 2002 and 2001. The outstanding balance as of December 31, 2000, prior to the restructuring (as described in Note 3), totaled $149.6 million, net of unamortized bond discount. During 2001, in connection with the restructuring, we wrote off the unamortized issuance cost related to the Senior Note of approximately $2.5 million.

(12) BANK PAYABLE

     In order to maximize our cash management practices, we have instituted a procedure whereby checks written against our operating account are covered as they are presented to the bank for payment, either by drawing down our lines of credit or from subsequent deposits of operating cash. Bank payable represents the checks outstanding at December 31, 2002 and 2001, to be paid in this manner.

(13) EMPLOYEE BENEFIT PLANS

     We sponsor a 401(k) Retirement Savings Plan. Substantially all our employees who are at least 21 years old are eligible to participate in the plan after completing one year of service. Contributions are made from employees' elected salary deferrals. We elected to make discretionary contributions to the Plan of $0.3 million, $0.5 million and $0.7 million for 2002, 2001 and 2000, respectively.

(14) COMMITMENTS AND CONTINGENCIES

     We have repurchase agreements with certain of the institutions that have purchased mortgages. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $2.6 million at December 31, 2002 and $3.5 million at December 31, 2001.

     Included in accounts payable is an allowance for recourse losses of $1.2 million at December 31, 2002 and $1.4 million at December 31, 2001, respectively. We recognized, as a charge to operations, a provision for recourse losses of approximately $73,500, $311,000 and $11,600 for the years 2002, 2001 and 2000, respectively. Additions to the allowance for loan losses are provided by charges to income based upon various factors, which, in management's judgment, deserve current recognition in estimating probable losses. The loss factors are determined by management based upon an evaluation of historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

     Our rental expense, net of sublease income, for the years ended December 31, 2002, 2001 and 2000 amounted to $4.5 million, $5.0 million and $7.0 million, respectively.

     Minimum future rentals under non-cancelable operating leases as of December 31, 2002 are as follows:

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
              Year                               Amount
--------------------------------------------------------------------------------
              2003                             $  3,944
              2004                                3,511
              2005                                3,381
              2006                                3,274
              2007                                3,130
              2008                                  710
--------------------------------------------------------------------------------
              Total                            $ 17,950
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

(15) STOCK OPTION PLAN

     The 1996 Stock Option Plan (the "1996 Plan") authorized the reserve of 2,200,000 shares of unissued common stock for issuance pursuant to the 1996 Plan. The 2001 Stock Option Plan (the "2001 Plan," collectively with the 1996 Plan, the "Plans") authorized the reserve of 1,500,000 shares of unissued common stock for issuance pursuant to the 2001 Plan. Substantially all of the options issued vest over a five-year period at 20% per year and expire seven years from the grant date.

   The following table summarizes certain information regarding the Plans at December 31:

                                         2002                        2001                      2000
------------------------------------------------------------------------------------------------------------
                               Number         Wtd-Avg       Number       Wtd-Avg       Number      Wtd-Avg
                               of             Exercise      of           Exercise      of          Exercise
                               Shares         Price         Shares       Price         Shares      Price
------------------------------------------------------------------------------------------------------------
Balance, beginning of year     2,179,000        $4.25       990,700      $ 12.38      1,146,050    $ 12.44
Options granted                  800,500         1.83     1,658,300         0.50         20,000       2.00
Options exercised                 21,800         0.50            --           --             --         --
Options canceled                 457,650        12.48       470,000         8.17        175,350      11.57
------------------------------------------------------------------------------------------------------------
Balance at end of year         2,500,050        $2.00     2,179,000        $4.25        990,700     $12.38
------------------------------------------------------------------------------------------------------------
Options exercisable              519,380        $4.79       515,650       $13.97        513,120     $15.07
------------------------------------------------------------------------------------------------------------

   The weighted-average fair value of options granted during 2002, 2001 and 2000 was $1.25, $1.21 and $0.34, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 2002, 2001 and 2000 grants:

                                               2002           2001         2000
--------------------------------------------------------------------------------
Dividend yield                                   0%            0%            0%
Expected volatility                            103%          164%          145%
Risk-free interest rate                       2.87%         4.22%         6.14%
Expected life                               5 years       5 years       5 years
Average remaining contractual life       5.37 years    5.28 years    3.70 years

 (16) INCOME TAXES

   The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

(DOLLARS IN THOUSANDS)                             2002        2001        2000
--------------------------------------------------------------------------------
Current: Federal                              $  (1,121)      1,847       2,203
         State & Local                             (648)      1,029         600
--------------------------------------------------------------------------------
Total current income taxes                    $  (1,769)      2,876       2,803
--------------------------------------------------------------------------------

Deferred: Federal                             $   3,560     (31,053)    (19,860)
          State & Local                             848      (7,393)     (4,448)
Valuation allowance                              (4,408)     38,446       8,297
--------------------------------------------------------------------------------
Total deferred income taxes                          --          --     (16,011)
--------------------------------------------------------------------------------
Total tax provision (benefit)                 $  (1,769)      2,876     (13,208)
--------------------------------------------------------------------------------

   Significant components (temporary differences and carryforwards) that give rise to our net deferred tax asset as of December 31, 2002 and 2001 were as follows:

(DOLLARS IN THOUSANDS)

DEFERRED TAX ASSETS:
--------------------------------------------------------------------------------
Book/tax difference in excess cashflow
     certificates, net carrying amount                $  14,832        6,721
Loss reserves                                             1,879        2,887
Book over tax depreciation                                  419          159
Federal and State net operating loss carryforwards       30,905       42,894
--------------------------------------------------------------------------------
Gross deferred tax assets                             $  48,035       52,661
Less: Valuation Allowance                                42,335       46,743
--------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance        $   5,700        5,918
--------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES:
--------------------------------------------------------------------------------
Capitalized origination fees and related cost         $     100          318
--------------------------------------------------------------------------------
Gross deferred tax liabilities                              100          318
--------------------------------------------------------------------------------
Net deferred tax assets                               $   5,600        5,600
--------------------------------------------------------------------------------

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

   A valuation allowance was initially established in 2000 and increased in 2001 because, it was unclear whether we would have sufficient earnings in the then immediate future to ensure realization of our entire gross deferred tax assets, following two consecutive years of significant losses. We are constantly evaluating the anticipated amount and recoverability of the gross deferred tax asset in light of our historical operations and susceptibility to changes in market conditions.

   As of December 31, 2002, Federal and State net operating loss carryforwards ("NOLs") totaled approximately $77.2 million, with $3.9 million expiring in 2020, and $73.3 million expiring in 2021.

   A reconciliation of the statutory income tax rate to the effective income tax rate, as applied to income (loss) for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                            2002        2001        2000
----------------------------------------------------------------------------------------
Tax at statutory rate                                      35.0%        35.0%      35.0%
State & local taxes, net of Federal benefit                 0.8          4.3        4.0
Change in valuation allowance for deferred tax assets     (27.7)       (39.7)     (13.2)
Non-deductible expenses and other                         (19.2)        (2.6)       4.7
----------------------------------------------------------------------------------------
Total tax rate                                            (11.1)%       (3.0)%     21.1%
----------------------------------------------------------------------------------------

(17) EARNINGS PER SHARE

     The  following  is  a  reconciliation  of  the denominators   used  in  the
computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

For the years ended December 31:

(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)       2002        2001        2000
--------------------------------------------------------------------------------
Net  income (loss)                          $17,637    (99,790)     (49,417)
--------------------------------------------------------------------------------

Weighted-average shares - basic              15,895      15,884       15,884
Incremental shares-options                    1,076          --           --
--------------------------------------------------------------------------------
Weighted-average shares - diluted            16,971      15,884       15,884
--------------------------------------------------------------------------------

Basic earnings per share:
--------------------------------------------------------------------------------
Net  income (loss)                          $  1.11      (6.28)       (3.11)
--------------------------------------------------------------------------------

Diluted earnings per share:
--------------------------------------------------------------------------------
Net  income (loss)                          $  1.04      (6.28)       (3.11)
--------------------------------------------------------------------------------

   For 2001 and 2000 Stock Options of approximately 23,000 and 37,000, respectively, are excluded from the calculation of diluted EPS because their effect is antidiluted in periods where losses are reported.

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table is a summary of financial data by quarter for the years ended December 31, 2002 and 2001:

For the quarters ended

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              March 31,   June 30,   Sept. 30,   Dec. 31,
------------------------------------------------------------------------------------------------------
2002
  Revenues(a)                                             $ 19,644      21,577     21,823      23,099
  Expenses                                                  17,279      17,473     17,261      18,262
 Net income(a)(b)                                            2,245       3,972      6,698       4,722
   Earnings per share basic(a)(b)                             0.14        0.25       0.42        0.30
 Earnings per share diluted(a)(b)                             0.14        0.23       0.39        0.28

2001
  Revenues (c)(e)                                         $(2,982)      25,106   (10,304)      21,328
  Expenses (c)(d)(e)                                        30,298      41,541     40,745      17,478
 Net income (loss) (c)(d)(e)                              (33,752)    (16,528)   (52,910)       3,400
 Earnings (loss) per share basic and diluted(c)(d)(e)       (2.12)      (1.04)     (3.33)        0.21
-----------------------------
(a) The quarter ended March 31, 2002  includes a charge of $2.1  million,  which represents a fair value adjustment to our excess cashflow certificates.
(b) The quarter ended  September 30, 2002 includes a special tax benefit of $2.2 million  related to us  obtaining  a favorable  resolution  to tax issue for which we had previously reserved and do not expect to recur.

(c) The quarter ended March 31, 2001 includes: (1) a $25.4 million write-down of excess cashflow certificates relating to a sale agreement entered into by us, (2) a $0.8 million charge related to disposition of branches, and (3) a $0.5 million related to restructuring charges.
(d) The quarter ended June 30, 2001 includes non-recurring charges principally incurred in connection with the recognition of cost attributable to the disposition and transfer of our servicing platform of $10.7 million and a change in accounting estimate regarding the life expectancy of our equipment of $3.6 million. In addition, we recorded a $1.5 million charge related to a fair value adjustment to a pool of non-performing loans.
(e) The quarter ended September 30, 2001 includes a charge of $19.7 million, which represents a fair value adjustment to our remaining excess cashflow certificates. We changed the valuation assumptions we use to estimate fair value. The quarter also includes a charge of $19.3 million related to the extingushment of debt .The quarter also includes a non-recurring charge of $1.4 million relating to professional fees incurred in connection with the Second Exchange Offer.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10.

   We incorporate by reference information in our proxy statement that complies with the information called for by Item 10 of Form 10-K. The proxy will be filed at a later date with the Commission.

ITEM 11.

   We incorporate by reference information in our proxy statement that complies with the information called for by Item 11 of Form 10-K. The proxy will be filed at a later date with the Commission.

ITEM 12.

   We incorporate by reference information in our proxy statement that complies with the information called for by Item 12 of Form 10-K. The proxy will be filed at a later date with the Commission.

   The following securities to be issued under our equity compensation plans at December 31, 2002 have been approved by security holders:

                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------
PLAN CATEGORY                NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE        NUMBER OF SECURITIES REMAINING
                             ISSUED UPON EXERCISE OF        EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE
                             OUTSTANDING OPTIONS            OUTSTANDING OPTIONS     UNDER EQUITY COMPENSATION
                                                                                    PLANS (1)
                                       (A)                        (B)                             (C)
------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders       2,500,050                     $ 2.00                     1,199,950

Equity compensation plans not
approved by security holders             n/a                        n/a                           n/a

Total                              2,500,050                     $ 2.00                     1,199,950
----------------

    (1) Excluding securities reflected in the first column.

ITEMS 13.

   We incorporate by reference information in our proxy statement that complies with the information called for by Item 13 of Form 10-K. The proxy will be filed at a later date with the Commission.

ITEM 14. CONTROLS AND PROCEDURES

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


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A)(1) FINANCIAL STATEMENTS

                                 PAGE(S)
                                 -------
     The following   Consolidated   Financial   Statements  of  Delta  Financial
         Corporation  and  Subsidiaries  are included in Part II, Item 8 of this report
     Independent Auditors' Report...........................................................  47
     Consolidated Balance Sheets--December 31, 2002 and 2001................................  48
     Consolidated Statements of Operations--Years ended December 31, 2002, 2001 and 2000....  49
     Consolidated Statement of Changes in Stockholders' Equity--Years ended
         December 31, 2002, 2001 and 2000...................................................  50
     Consolidated Statements of Cash Flows--Years ended December 31, 2002, 2001 and
         2000...............................................................................  51
     Notes to Consolidated Financial Statements.............................................  52



   (A)(3) EXHIBITS:

EXH.
 NO.     FILED     DESCRIPTION
 ---     ----      ----------
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

                                       71


  4.11   (l)   --  Fourth Supplemental Indenture dated July 31, 2001, between Delta Financial Corporation, its subsidiary guarantors and U.S. Bank Trust National Association, as Trustee
  4.12   (m)   --  Fifth Supplemental Indenture dated August 27, 2001, between Delta Financial Corporation, its subsidiary guarantors and U.S. Bank Trust National Association, as Trustee
  10.2   (m)   --  Employment Agreement dated February 27, 2002 between the Registrant and Hugh Miller
  10.3   (n)   --  Employment Agreement dated September 12, 2002 between the Registrant and Sidney A. Miller.
  10.4   (m)   --  Employment Agreement dated September 24, 2001 between the Registrant and Randall F. Michaels
  10.5   (m)   --  Employment Agreement dated February 27, 2002 between the Registrant and Richard Blass
  10.7   (a)   --  Lease Agreement between Delta Funding  Corporation and the Tilles Investment Company, and the
                   Second, Third and Fourth Amendments to Lease Agreement
  10.8   (c)   --  Fifth, Sixth and Seventh Amendments to Lease Agreement between Delta Funding
                   Corporation and the Tilles Investment Company
  10.9   (d)   --  Eighth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles
                   Investment Company
 10.10   (m)   --  Ninth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles
                   Investment Company
 10.11   (a)   --  1996 Stock Option Plan of Delta Financial Corporation
 10.12   (m)   --  2001 Stock Option Plan of Delta Financial Corporation
  21.1   (o)   --  Subsidiaries of Registrant
  23.1   (o)   --  Consent of Independent Auditors

---------------
(a) Incorporated by reference from our Registration Statement on Form S-1 (No. 333-11289), filed with the Commission on October 9, 1996.
(b) Incorporated by reference from our Current Report on Form 8-K (No. 001-12109), filed with the Commission on July 30, 1997.
(c) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12109), filed with the Commission on March 31, 1998.
(d) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12109), filed with the Commission on May 12, 1998.
(e) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109), filed with the Commission on March 31, 1999.
(f) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12109), filed with the Commission on March 31, 2000.
(g) Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on August 4, 2000.
(h) Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on January 10, 2001.
(i) Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on March 2, 2001.
(j) Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on March 22, 2001.
(k) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12109), filed with the Commission on April 2, 2001.
(l) Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on August 3, 2001.
(m) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12109), filed with the Commission on April 1, 2002.
(n) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12109), filed with the Commission on November 13, 2002.
(o) Filed herewith

   (B) REPORTS ON FORM 8-K.

       On December 23, 2002, we filed a Current Report on Form 8-K under Item 5, in which we announced that, effective December 21, 2002, the exercise price for warrants issued by us under a Warrant Agreement, dated December 21, 2000, by and between the Company and Mellon Investor Services LLP, as warrant agent, was adjusted from $9.10 per share to $0.01 per share in accordance with Section 6 of the Warrant Agreement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           DELTA FINANCIAL CORPORATION
                                  (Registrant)

Dated: March 27, 2003      By: /S/ HUGH MILLER
                           --------------------------
                           Hugh Miller
                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    CAPACITY IN WHICH SIGNED                       DATE
--------------------------------     ---------------------------------------          ----------------


/S/ SIDNEY A. MILLER                Chairman of the Board of Directors                  March 27, 2003
--------------------------------
Sidney A. Miller


/S/ HUGH MILLER                     President, Chief Executive Officer and Director     March 27, 2003
-------------------------------     (Principal Executive Officer)
Hugh Miller


/S/ RICHARD BLASS                   Executive Vice President, Chief Financial Officer   March 27, 2003
-------------------------------     and Director (Principal Financial Officer)
Richard Blass


/S/ MARTIN D. PAYSON                Director                                            March 27, 2003
-------------------------------
Martin D. Payson


/S/ ARNOLD B. POLLARD               Director                                            March 27, 2003
-------------------------------
Arnold B. Pollard


/S/ MARGARET WILLIAMS               Director                                            March 27, 2003
--------------------------------
Margaret Williams

      I, Hugh Miller, Chief Executive Officer of Delta Financial Corporation (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The  Company's   other   certifying   officers  and  I  are  responsible  for
   establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

        o   designed  such  disclosure  controls and  procedures  to ensure that
            material  information   relating  to  the  Company,   including  its
            consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        o evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        o   presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 27, 2003

                                           By:/S/ HUGH MILLER
                                           -----------------------------------
                                           Hugh Miller
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION


      I, Richard Blass, Chief Financial Officer of Delta Financial Corporation (the "Company"), certify that:

1.    I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

       o designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       o evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       o   presented   in  this  annual   report  our   conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 27, 2003


                                                  By: /S/ RICHARD BLASS
                                                  ------------------------------
                                                  Richard Blass
                                                  EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

       CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   I, Hugh Miller, President and Chief Executive Officer of Delta Financial Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The annual report on Form 10-K of the Company for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 27th day of March, 2003.


                                    /s/HUGH MILLER
                                    -------------------------------------
                                    Hugh Miller
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

 CERTIFICATION OF EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   I, Richard Blass, Executive Vice President and Chief Financial Officer of Delta Financial Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The annual report on Form 10-K of the Company for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 27th day of March, 2003.


                                /s/RICHARD BLASS
                                -------------------------------------
                                Richard Blass
                                EXECUTIVE VICE PRESIDENT AND
                                CHIEF FINANCIAL OFFICER