Form 10-Q
period 2003-03-31
DELTA FINANCIAL CORP
filed 2003-05-15
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2003

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


             1000 WOODBURY ROAD, SUITE 200, WOODBURY, NEW YORK 11797
          -----------------------------------------------------------
    (Address of registrant's principal executive offices including ZIP Code)

                                (516) 364 - 8500
                               ------------------
              (Registrant's telephone number, including area code)

                                    NO CHANGE
                                   -----------
   (Former name, former address and former fiscal year, if changed since last report)


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

      As of March 31, 2003, 16,186,789 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of March 31, 2003 and
           December 31, 2002.................................................. 1

           Consolidated Statements of Operations for the three months ended
           March 31, 2003 and March 31, 2002.................................. 2

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2003 and March 31, 2002.................................. 3

           Notes to Consolidated Financial Statements......................... 4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. 8

Item 3     Quantitative and Qualitative Disclosures About Market Risk........ 31

Item 4.    Control and Procedures............................................ 32

PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................33

Item 2.    Changes in Securities and Use of Proceeds..........................35

Item 3.    Defaults Upon Senior Securities....................................35

Item 4.    Submission of Matters to a Vote of Security Holders................35

Item 5.    Other Information..................................................35

Item 6.    Exhibits and Current Reports on Form 8-K...........................35

Signatures....................................................................36

Certifications................................................................37

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               MARCH 31,        DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)                    2003               2002
                                                              ----------         -----------
ASSETS                                                        (UNAUDITED)        (AUDITED)
Cash and interest-bearing deposits                            $   3,127              3,405
Accounts receivable                                               1,936              1,700
Loans held for sale, net                                         69,974             33,984
Excess cash flow certificates, net                               25,976             24,565
Equipment, net                                                    2,460              2,553
Prepaid and other assets                                          2,068              1,737
Deferred tax asset, net                                           5,600              5,600
                                                              ---------          ---------
    Total assets                                              $ 111,141             73,544
                                                              =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable                                                  $   1,146              1,369
Warehouse financing and other borrowings                         46,338             16,352
Senior notes                                                     10,844             10,844
Accounts payable and accrued expenses                            13,486             12,327
Income taxes payable                                              3,130              3,155
                                                              ---------          ---------
    Total liabilities                                            74,944             44,047
                                                              ---------          ---------

STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $.01 par value. Authorized 150,000 shares, 139,156 shares outstanding at March 31, 2003
   and December 31, 2002                                         13,916             13,916
Common stock, $.01 par value. Authorized  49,000,000
   shares; 16,303,589 and 16,022,349 shares issued and
   16,186,789 and 15,905,549 shares outstanding at
   March 31, 2003 and December 31, 2002, respectively               163                160
Additional paid-in capital                                       99,482             99,482
Accumulated deficit                                             (76,046)           (82,743)
Treasury stock, at cost (116,800 shares)                         (1,318)            (1,318)
                                                              ----------         ----------
    Total stockholders' equity                                   36,197             29,497
                                                              ----------         ----------
      Total liabilities and stockholders' equity              $ 111,141             73,544
                                                              ==========         ========+=

         See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         2003               2002
                                                  -----------        -----------


REVENUES
   Net gain on sale of mortgage loans               $ 18,165            12,338
   Interest                                            2,810             3,902
   Net origination fees and other income               5,571             3,404
                                                     -------           -------
      Total revenues                                  26,546            19,644
                                                     -------           -------

EXPENSES
   Payroll and related costs                          12,729             9,677
   Interest expense                                    1,079             1,547
   General and administrative                          5,773             6,055
                                                     -------           -------
Total expenses                                        19,581            17,279
                                                     -------           -------

Income before income tax expense                       6,965             2,365
Income tax expense                                       268               120
                                                     -------           -------
      Net income                                    $  6,697             2,245
                                                     =======           =======

PER SHARE DATA:
   Basic- net income per common share               $  0.42               0.14
                                                    =======            =======
   Diluted - net income per common share            $  0.36               0.14
                                                    =======            =======

   Weighted-average number of shares
       outstanding - Basic                        15,921,173        15,883,749
                                                  ==========        ==========
   Weighted-average number of shares
       outstanding - Diluted                      18,489,825        16,406,317
                                                  ==========        ==========


         See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
(DOLLARS IN THOUSANDS)                                                      2003             2002
                                                                          -------          -------
Cash flows from operating activities:
   Net income                                                         $    6,697            2,245
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Provision for loan and recourse losses                                  64              441
      Depreciation and amortization                                          435              994
      Deferred origination costs                                            (275)             225
Excess cashflow certificates received in
         securitization transactions, net                                 (1,411)          (1,657)
      Changes in operating assets and liabilities:
         Increase in accounts receivable                                    (236)            (145)
         (Increase) decrease in loans held for sale, net                 (35,715)          28,987
         (Increase) decrease in prepaid and other assets                    (331)             261
         Increase (decrease) in warehouse lines of credit                 30,535          (32,052)
         Increase (decrease) in accounts payable and accrued expenses      1,095             (740)
         (Decrease) increase in income taxes payable                         (25)             139
                                                                        --------          -------
Net cash provided by (used in) operating activities                          833           (1,302)
                                                                        --------          -------

Cash flows from investing activities:
         Purchase of equipment                                              (342)             (13)
                                                                        --------          --------
Net cash used in investing activities                                       (342)             (13)
                                                                        --------          --------
Cash flows from financing activities:
      Decrease in bank payable                                              (223)            (162)
      Repayments of other borrowings                                        (549)            (942)
      Proceeds from exercise of warrants                                       3                -
                                                                        --------          --------
Net cash used in financing activities                                       (769)          (1,104)
                                                                        --------          --------

Net decrease in cash and interest-bearing deposits                          (278)          (2,419)

Cash and interest-bearing deposits at beginning of period                  3,405            6,410
                                                                        --------          --------
Cash and interest-bearing deposits at end of period                   $    3,127            3,991
                                                                        ========          ========
Supplemental Information:
Cash paid during the period for:
   Interest                                                           $    1,301            1,807
                                                                        ========          ========
   Income taxes                                                       $      293                7
                                                                        ========          ========


         See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

   Delta Financial Corporation (together with its subsidiaries "Delta" or "we" or the "Company") is a Delaware corporation, which was organized in August 1996.

   The accompanying unaudited consolidated financial statements include the accounts of Delta and its wholly owned subsidiaries. In consolidation, we have eliminated all significant inter-company accounts and transactions.

   We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. You should read the accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission with our most recent annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2003 is not necessarily indicative of the results that will be expected for the entire year.

   We have made all adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. We have reclassified certain prior period amounts in the financial statements to conform to the current year presentation.

(2) STOCK OPTION PLANS

   We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued in March 2000, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. In April 2003, the FASB announced it will, in the future, require all companies to expense the value of employee stock options but has not decided how to measure the fair value of the options. As such, the financial statement impact of stock option expensing is not known as this time. The following table illustrates the effect on net income if the fair-value-based method had been applied.

                                               THREE MONTHS ENDED
    (Dollars in thousands,                      MARCH      MARCH
    except share data)                        31, 2003   31, 2002
                                             ---------  ---------
    Net income, as reported                 $   6,697     2,245
    Deduct total stock-based
       employee compensation
       expense determined under
       fair-value-based method
       for all awards, net of tax               (110)     (117)
                                             ---------  ---------
             Pro forma net income           $   6,587     2,128
                                             =========  =========

Earnings per share:

             Basic - as reported            $    0.42      0.14
                                             =========  =========
             Basic - pro forma              $    0.41      0.13
                                             =========  =========
             Diluted -as reported           $    0.36      0.14
                                             =========  =========
             Diluted - pro forma            $    0.36      .013
                                             =========  =========

(3) LOANS HELD FOR SALE, NET

   Our inventory consists of first and second mortgages, which had a weighted average interest rate of 8.52% at March 31, 2003 and 8.45% at December 31, 2002. These mortgages are being held, at the lower of cost or estimated fair value, for future sale. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings. Mortgages are payable in monthly installments of principal and interest and have terms varying from five to thirty years.

    Loans Held for Sale, net, are summarized as follows:

(DOLLARS IN THOUSANDS)                 March 31, 2003     December 31, 2002
------------------------------------------------------------------------------
Loans held for sale                   $    69,885              34,170
Net deferred origination cost                 524                 249
Valuation allowance                          (435)               (435)
------------------------------------------------------------------------------
Loans held for sale, net              $    69,974              33,984
------------------------------------------------------------------------------

(4) EXCESS CASHFLOW CERTIFICATES, NET

    The activity related to our excess cashflow certificates is as follows:

(DOLLARS IN THOUSANDS)                             March 31, 2003    December 31, 2002
--------------------------------------------------------------------------------------
Balance, beginning of year                          $   24,565           16,765
New excess cashflow certificates                         2,611           10,499
Cash received from excess cashflow certificates         (1,896)          (2,588)
Net accretion of excess cashflow certificates              696            1,974
Fair value adjustments                                      --           (2,085)
--------------------------------------------------------------------------------------
Balance, end of year                                $   25,976           24,565
--------------------------------------------------------------------------------------

(5) WAREHOUSE FINANCING AND OTHER BORROWINGS

    At March 31, 2003 and December 31, 2002, we had two warehouse credit facilities for a combined amount of $400.0 million. The lines are collateralized by specific mortgage receivables, which are equal to or greater than the outstanding balances under the line at any point in time.

   The following table summarizes certain information regarding warehouse financing and other borrowings at the relevant times:

(DOLLARS IN MILLIONS)

                                                               BALANCE
                             Facility                          -------               Expiration
Facility Description          Amount       Rate          3/31/03    12/31/02            Date
---------------------------------------------------------------------------------------------------
Warehouse line of credit     $200.0    LIBOR + 1.125%    $ 30.9        --               May 2003
Warehouse line of credit     $200.0    LIBOR + 1.125%      13.4       13.8              May 2003
Capital leases                 n/a     3.76% - 12.50%       2.0        2.6   Apr 2003 - Jun 2006
---------------------------------------------------------------------------------------------------
Total                        $400.0                      $ 46.3       16.4
---------------------------------------------------------------------------------------------------

   In May 2003, we extended one of our warehouse lines of credit and allowed the second warehouse line of credit to expire, replacing it with a new $200 million warehouse line of credit from a new creditor. Both warehouse lines of credit are due to expire in May 2004, have interest rates of London Inter-Bank Offered Rate ("LIBOR") + 1.125%, and are collateralized by specific mortgage receivables, which are equal to or greater than the outstanding balances under the line at any point in time.

   We are required to comply with various operating and financial covenants as provided in our warehouse agreements, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we are in compliance with such covenants as of March 31, 2003.

(6) EARNINGS PER SHARE

   The  following  is  a  reconciliation   of  the  denominators   used  in  the
computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is net income.

   For the three months ended March 31:

(DOLLARS IN THOUSANDS, EXCEPT EPS DATA)           2003                2002
------------------------------------------------------------------------------
Net Income                                    $    6,697               2,245
Weighted-average shares                       15,921,173          15,883,749
Basic EPS                                     $     0.42                0.14
Weighted-average shares                       15,921,173          15,883,749
Incremental shares-options                     2,568,652             522,568
------------------------------------------------------------------------------
                                              18,489,825          16,406,317
Diluted EPS                                   $     0.36                0.14
------------------------------------------------------------------------------

(7) WARRANTS

   In December 2000, as part of our first exchange offer, we issued ten-year warrants to buy approximately 1.6 million shares of our common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. In December 2002, the exercise price for the warrants was adjusted downward to $0.01 per share in accordance with Section 6 of the warrant agreement, dated December 21, 2000, by and between Mellon Investor Services LLP, as warrant agent and us. During the three months ended March 31, 2003, approximately 281,240 warrants were exercised.

(8) IMPACT OF NEW ACCOUNTING STANDARDS

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," for certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Management does not expect that the provisions of SFAS No. 149 will impact our results of operations or financial condition.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

   EXCESS CASHFLOW CERTIFICATES. Our excess cashflow certificates primarily consist of the right to receive the future excess cash flows from a pool of securitized mortgage loans. Our interest in these certificates generally consists of the following:

   o The interest spread between the coupon on the underlying mortgage loans and the cost of financing (which, when we sell Net Interest Margin ("NIM") notes, is only received after the NIM notes are paid in full);
   o On our 2002 securitizations, prepayment penalties received from borrowers who payoff their loans early in their life (which, when we sell NIM notes, is only received after the NIM notes are paid in full ); and
   o Overcollateralization, which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans (and which we describe in greater detail under "Securitizations").

   The excess cash flow we receive is highly dependent upon the interest rate environment, to the extent that basis risk exists between the securitization trust's assets and liabilities. For instance, in each of our securitizations that we issued since 2002, the cost of financing for the securitized loans is indexed against 1 month LIBOR, meaning that each month, the interest rate received by the pass through certificate holders may adjust (upwards or downwards) as 1 month LIBOR changes (liability), while the majority of the underlying mortgage loans in the securitization trust have a fixed note rate for at least 3 years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, which in turn will increase or decrease the value of our excess cashflow certificates.

   In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

   We believe the accounting estimates related to the valuation of our excess cashflow certificates is a "critical accounting estimate" because it can materially affect net income and requires us to forecast interest rates, mortgage principal payments, prepayments, and loan loss assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical collateral performance data and published forward LIBOR curves when modeling future expected excess cashflows. We believe the value of our excess cashflows certificates is fair, but can provide no assurance that future prepayment and loss experience or changes in their required market discount rate will not require write-downs of the excess cashflow certificate asset. Write-downs would reduce income of future periods.

GENERAL

   Delta Financial Corporation (together with its subsidiaries, "Delta" or "we" or the "Company"), is a specialty consumer finance company that originates, securitizes, and sells non-conforming mortgage loans, which are primarily secured by first mortgages on one- to four-family residential properties.
Throughout our 21-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for such purposes as debt consolidation, refinancing, education and home improvements. Our corporate offices are located at 1000 Woodbury Road, Woodbury, NY 11797 and we can be contacted at (516) 364-8500 or through our internet web site at http://www.deltafinancial.com. (Information contained on our website does not constitute part of this report.) Our Exchange Act filings can be accessed on the Investor Relations page of our web site, through a link to EDGAR.

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

   ORIGINATION OF MORTGAGE LOANS. We make mortgage loans through two distribution channels - wholesale (or broker) and retail. We receive loan applications both directly from borrowers and from independent third party mortgage brokers who submit applications on a borrower's behalf. We process and underwrite the submission and, if the loan comports with our underwriting criteria, approve the loan and lend the money to the borrower. While we generally collect points and fees from the borrower when a loan closes, our cost to originate a loan typically far outweighs any fees we may collect from the borrower.

    INDEPENDENT MORTGAGE BROKER (WHOLESALE) CHANNEL. Through our wholesale distribution channel, we originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans in 26 states, through our network of approximately 1,500 brokers. The broker's role is to source the business, identify the applicant, assist in completing the loan application, gather necessary information and documents and serve as the liaison between us and the borrower through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by us as the lender, lend the money to the borrower. Because brokers conduct their own marketing and employ their own personnel to complete loan applications (and hence charge a broker fee that is commensurate with their services) and maintain contact with borrowers, originating loans through our broker network allows us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations.

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

   For the three months ended March 31, 2003, we originated $323 million of loans, an increase of 70% over the $190 million of loans originated in the comparable period in 2002. Of these amounts, approximately $175 million were brokered loans and $148 million were retail loans, compared to $123 million and $67 million, respectively, during the three months ended March 31, 2002. In addition, loan production in the first quarter of 2003 increased 25% from $258 million in the fourth quarter of 2002. The fourth quarter production was comprised of $145 million of brokered loans and $113 million of retail loans.

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

   Going forward, we expect to continue to use a combination of securitizations and whole loan sales, with the amounts of each dependent upon conditions in the marketplace and our goal of maximizing earnings and liquidity.

   The following table sets forth certain information regarding loans sold through the Company's securitizations and on a whole loan basis during the quarter ended March 31, 2003, (dollars in thousands):

                                                      AMOUNT      PERCENTAGE
                                      ______________________________________
     Loan securitizations                          $ 261,000          96%
     Whole loan sales                                 12,220           4%
                                             ----------------------------
     Total securitizations and loans sold          $ 273,220         100%
                                             ============================


   SECURITIZATION. When we securitize loans, we create trusts in the form of off-balance sheet qualified special purpose entities, or QSPEs. These trusts are established for the limited purpose of buying and reselling mortgage loans. Typically each quarter, we pool together loans, and sell these loans to these securitization trusts. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties made in conjunction with each securitization trust. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

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

   The overcollateralization provision or "O/C" is a credit enhancement which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans. In short, overcollateralization is when the amount of collateral (I.E., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Historically, we built up the O/C typically over the first 18-24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. Beginning in our 2002 securitizations, we created the O/C by initially selling pass-through securities totaling approximately 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we create the full amount of the O/C required by the trust up front, at the time we complete the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we sell approximately $98.5 million in senior pass-through certificates. Prior to our 2002 securitization transactions, we typically issued pass-through certificates for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of these certificates, depending upon the structure we utilize for the securitization.

   The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors including (1) characteristics of the mortgage loans sold to the trust (I.E., credit scores and loan to value ratios);
(2) the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through certificate holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fee, if any; and (3) the structure of the underlying securitization.

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

   We began utilizing a new securitization structure in 2002,pursuant to which we sold a net interest margin certificate or NIM. The NIM is generally structured where we sell the excess cashflow certificate and P certificate (which entitles the holder to all prepayment penalties collected by the securitization trust) to a QSPE or owner trust (the NIM trust) and the NIM trust in turn issues (1) interest-bearing NIM note(s) (backed by the excess cashflow certificate and P certificate), and (2) a NIM owner trust certificate evidencing ownership in the NIM trust. We sell the excess cashflow certificate and P certificate without recourse except that we provide normal representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and the proceeds from the sale of the note(s), along with a owner trust certificate that is subordinate to the note(s), represent the consideration to us for the sale of the excess cashflow certificate.

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

   As part of the NIM transaction, we were required to "fully fund" the O/C at closing - as opposed to having it build up over time as we had in past securitizations - which is why we sold senior pass-through certificates totaling approximately 1.5% less than the collateral in the securitization trust. We use a portion of the proceeds we receive from selling NIM note(s) to make up for the difference between (1) the value of the mortgage loans sold and (2) the proceeds from selling the senior pass-through certificates.

   In our 1st quarter 2003 securitization, we derived the following economic interests:

  o we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust, to which we sold the excess cashflow certificates;
  o we received a cash purchase price from the sale of an interest-only certificate, which
                                       13

      entitles the holder to receive payments of interest at a pre-determined rate and over a fixed period of time - I.E., the first 30 months of the securitization transaction in this case;
  o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by excess cashflow certificates are received over time, under existing accounting rules, we must report as income at the time of the securitization the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on (1) our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans, (2) the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loan prior to the loan's stated maturity, (3) the London Inter-Bank Offered Rate ("LIBOR") forward curve (using current LIBOR as the floor rate) and (4) a discount rate; and
  o we received a cash premium from selling the right to service the loans being securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees (which includes prepayment penalties for certain securitization servicing rights we previously sold) in such capacity.

   At the time we completed the 1st quarter 2003 securitization, we recognized as revenue each of the economic interests described above, which were recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

   A summary of the gain on sale and cash flow we received from our 1st quarter 2003 securitization is presented below. "Loans Sold" represents the amount of loans actually transferred to the securitization trusts during the period.

   GAIN ON SALE SUMMARY
      Loans Sold (in thousands)                                $261,000
                                                               ========
      NIM Proceeds, Net of Up Front Overcollateralization         5.28%
      Interest Only Certificate Proceeds                         0.45 %
      Excess Cashflow Certificate (owner trust certificate)      1.00 %
      Mortgage Servicing Rights                                  0.65 %
      Less:  Transaction Costs                                  (0.63)%
                                                                -------
           Net Gain on Sale Recorded                             6.75 %
                                                                =======

                                       14

   CASH FLOW SUMMARY
      NIM Proceeds, Net of Up Front Overcollateralization        5.28 %
      Interest Only Certificate Proceeds                         0.45 %
      Mortgage Servicing Rights                                  0.65 %
      Less: Transaction Costs                                   (0.63)%
                                                                -------
      Net Cash Flow at Closing                                   5.75 %
                                                                =======

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

  o any gains (a decrease in the investment) or losses (an increase in the investment) we incur on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitization (See "-Hedging").

   We allocate our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained (the NIM owner trust certificate since 2002) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as "trading" securities. Since there is no active market for such excess cashflow certificates, we determine the estimated fair value of the excess cashflow certificates by discounting the future expected cash flows.

   Each securitization trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which insures the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both (known as a "hybrid"). In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to such credit enhancement, the excess cash flows that would otherwise be paid to the holder of the excess cashflow certificate is used when and if it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is used to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

   WHOLE LOAN SALES. We also sell loans, without retaining the right to service the loans, in exchange for a cash premium. The premiums we receive from the loan sales are recorded as revenue under net gain on sale of mortgage loans at the time of sale. The cash premiums ranged between 2.6% to 5.8% of the principal amount of mortgage loans sold in the first quarter of 2003.

   OTHER. In addition to the income and cash flows we earn from securitizations and whole loan sales, we also earn income and generate cash flows from:

  o the net interest spread earned on mortgage loans while we hold the mortgage loans for sale (the difference between the interest rate on the mortgage loan paid by the underlying borrower less the financing costs we pay to our warehouse lender to fund our loans);
  o   net loan  origination  fees on brokered loans and retail loans;  and
  o   retained  excess cashflow  certificates;  and
  o distributions from the Delta Funding Residual Exchange Company LLC (the "LLC"), a limited liability company (unaffiliated to us). We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC.

EXCESS CASHFLOW CERTIFICATES, NET

   Our excess cashflow certificates primarily consist of the right to receive the future excess cash flows from a pool of securitized mortgage loans. Our interest in these certificates generally consists of the following:

  o The interest spread between the coupon on the underlying mortgage loans and the cost of financing (which, when we sell NIM notes, is only received after the NIM Notes are paid in full);
  o The prepayment penalties received from borrowers who payoff their loans early in their life (which, when we sell NIM notes, is only received after the NIM Notes are paid in full); and
  o Overcollateralization, which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans (and which we describe in greater detail above under "Securitization").

   The excess cash flow we receive is highly dependent upon the interest rate environment to the extent basis risk exists between the securitization trust's assets and liabilities. For instance, in this quarter's securitization, the cost of financing for the securitized loans is indexed against 1 month LIBOR meaning that each month the interest rate received by the pass-through certificate holders may adjust (upwards or downwards) as 1 month LIBOR changes (liability), while a significant amount of the underlying mortgage loans in the securitization trust have a fixed note rate for at least 3 years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, which in turn will increase or decrease the value of our excess cashflow certificates.

   In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

   We believe the accounting estimates related to the valuation of our excess cashflow certificates is a "critical accounting estimate" because it can materially affect net income and requires us to forecast interest rates, mortgage principal payments, prepayments, and loan loss assumptions which are highly uncertain and require a large degree of judgment. The rate used to discount the projected cash flow is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical collateral performance data and published forward LIBOR curves when modeling future expected excess cashflows. We believe the value of our excess cashflow certificates is fair, but can provide no assurance that future prepayment and loss experience, changes in the LIBOR rate, or changes in their required market discount rate will not require write-downs of the excess cashflow certificate asset. Write-downs would reduce income of future periods.

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

   At the time each securitization transaction closes, we determine the present value of the related excess cashflow certificates (which, in the securitizations we have issued since 2002 includes NIM owner trust certificates, and the underlying BIO certificates and P certificates), using certain assumptions we make regarding the underlying mortgage loans. The excess cashflow certificate is then recorded on our consolidated financial statements at an estimated fair value. Our estimates primarily include the following:

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

      The following table shows our current prepayment assumptions for the month one and peak speed. The assumptions have not changed since September 2001:

      LOAN TYPE         MONTH ONE         PEAK SPEED
      ---------         ---------         ----------
      Fixed Rate          4.00%              30.00%
      Adjustable Rate     4.00%              75.00%

      If mortgage loans prepay faster than anticipated, we will earn less income in connection with the mortgage loans and receive less excess cash flow in the future because the mortgage loans have paid off. Conversely, if mortgage loans prepay slower than anticipated, we earn more income and more excess cash flow in the future.

 (B) DEFAULT RATE. At March 31, 2003 and March 31, 2002, on each newly issued securitization, we apply a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the "first-loss" piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future; conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future.

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

      We utilized a discount rate of 15% at March 31, 2003 and March 31, 2002 on all excess cashflow certificates.

    At March 31, 2002, we recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates, totaling $2.1 million, relating to the timing of excess cash flows that are to be received by the excess cashflow certificates after the release or "stepdown" of the overcollateralization account.

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

   In volatile markets, like those we have experienced over the past several quarters, there is increased risk that our actual results may vary significantly from our assumed results. The greater the time period over which the uncertainty will exist, the greater the potential volatility for our valuation assumptions.

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

DEFERRED TAX ASSET

   As of March 31, 2003, we carried a deferred tax asset, net of $5.6 million on our consolidated financial statements - comprised primarily of federal and state net operating losses or "NOLs" less the tax impact and a valuation allowance.

   As of March 31, 2003, we have a gross deferred tax asset of $45.4 million and a valuation allowance of $39.8 million. We established this valuation allowance in 2001, in the midst of two successive years of posting significant losses (2000 and 2001), and the modest amount of earnings we had projected to earn over the ensuing several quarters. We believe it was appropriate to establish this valuation allowance in accordance with GAAP. Since then, we have now posted six consecutive quarters of profitability. If we are able to continue to record positive earnings over the next several quarters and demonstrate a reliable future earnings stream, we expect to:

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

   As of March 31, 2003, Federal and State net operating loss carryforwards ("NOLs") totaled $66.4 million, expiring in 2021.

   Our deferred tax asset of $45.4 million consists primarily of NOLs, net of tax, of $26.6 million, and the excess of the tax basis over book basis on our excess cashflow certificates, net of tax, of $17.0 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

GENERAL

   Our net income for the three months ended March 31, 2003 was $6.7 million, or $0.42 per share basic and $0.36 per share diluted, compared to $2.2 million, or $0.14 per share basic and diluted, for the three months ended March 31, 2002. Comments regarding the components of net income are detailed in the following paragraphs.

REVENUES

   Total revenues increased $6.9 million, to $26.5 million for the three months ended March 31, 2003, from $19.6 million for the comparable period in 2002. The increase in revenue was primarily attributable to us securitizing a higher amount of mortgage loans during the period ended March 31, 2003, compared to the same period in 2002 and the consequent increase in net gain on sale of mortgage loans.

   We originated $323.0 million of mortgage loans for the three months ended March 31, 2003, representing a 70% increase from $190.0 million of mortgage loans originated for the comparable period in 2002. We securitized and sold $273.2 million of loans during the three months ended March 31, 2003, compared to $213.7 million of loans during the same period in 2002.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans is represented by the following:

   (1)  the sum of :

        (a) the cash purchase price we receive in connection with selling one or more of the following securities in connection with our securitization(s) for a particular period: (i) a NIM note, net of overcollateralization amount and interest rate cap and/or (ii) an interest-only certificate;

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

   Net gain on sale of mortgage loans increased $5.9 million, or 48%, to $18.2 million for the three months ended March 31, 2003, from $12.3 million for the comparable period in 2002. This increase was primarily due to an increase in the amount of loans securitized and sold compared to the first quarter of 2002. We securitized $261.0 million of mortgage loans and sold $12.2 million of mortgage loans on a servicing-released basis in the first quarter of 2003, compared to $175.0 million of mortgage loans securitized and $38.7 million of mortgage loans sold on a servicing-released basis during the same period in 2002. Loan production totaled $323.0 million in the first quarter of 2003, compared to $190.0 million during the same period in 2002. The weighted average net gain on sale ratio for the three months ended March 31, 2003, and for the comparable period in 2002, was 6.66% and 5.77%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

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

   Interest income decreased $1.1 million, or 28%, to $2.8 million for the three months ended March 31, 2003, from $3.9 million for the comparable period in 2002. The decrease in interest income was primarily due to a lower weighted average interest rate on loans held for sale (and, consequently, less interest earned on loans held for sale) in the first quarter of 2003 compared to the same period in 2002 - 8.60% and 9.70%, respectively. In addition, at March 31, 2002, we recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates, totaling $2.1 million, relating to the timing of excess cash flows that are to be received by the excess cashflow certificate after the release or "stepdown" of the overcollateralization account.

   NET ORIGINATION FEES AND OTHER INCOME. Origination fees represent (1) fees earned on broker and retail originated loans, (2) premiums paid to originate mortgage loans, (3) distributions from the LLC, and (4) other miscellaneous income, if any.

   Net origination fees and other income increased $2.2 million, or 65%, to $5.6 million for the three months ended March 31, 2003, from $3.4 million for the comparable period in 2002. The increase was primarily the result of higher mortgage loan production, and consequently higher fees (associated with the higher loan production) during the first quarter of 2003, compared to the same period in 2002.


EXPENSES

   Total expenses increased by $2.3 million, or 13%, to $19.6 million for the three months ended March 31, 2003, from $17.3 million for the comparable period in 2002. The increase was primarily related to higher payroll and related costs associated with an increase in our mortgage loan production.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees.

   Payroll and related costs increased by $3.0 million, or 31%, to $12.7 million for the three months ended March 31, 2003, from $9.7 million for the comparable period in 2002. The increase was primarily the result of higher commissions paid and more employees, related to the increase in our loan production. As of March 31, 2003, we employed 695 full- and part-time employees, compared to 609 full- and part-time employees as of March 31, 2002.

   INTEREST EXPENSE. Interest expense includes the borrowing costs under our warehouse credit facility to finance loan originations, equipment financing and the Senior notes.

   Interest expense decreased by $0.4 million, or 27%, to $1.1 million for the three months ended March 31, 2003 from $1.5 million for the comparable period in 2002. The decrease was primarily due to lower warehouse financing costs due to lower borrowing costs - the average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds, decreased on average to 1.3% for the first quarter 2003, compared to an average of 1.8% for the first quarter 2002.

   INCOME TAXES. Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   We  recorded a tax  provision  of $0.3  million and $0.1  million,  primarily related to excess inclusion income generated by our excess cashflow certificates, for the periods ended March 31, 2003 and 2002, respectively. Excess inclusion income cannot be offset by our NOL's under the REMIC tax laws. It is primarily caused by the REMIC securitization trust utilizing cash, that otherwise would have been paid to us as holder of the excess cashflow certificate, to make payments to other security holders, to create and/or maintain overcollateralization by artificially paying down the principal balance of the asset-backed securities.

   Going forward, we expect to continue to incur a modest amount of excess inclusion income, which we will be unable to offset with our NOL's.

FINANCIAL CONDITION

MARCH 31, 2003 COMPARED TO DECEMBER 31, 2002

   Loans held for sale, net increased $36.0 million, or 106%, to $70.0 million at March 31, 2003, from $34.0 million at December 31, 2002. This represents mortgage loans held in inventory awaiting either a whole loan sale or securitization. This increase was primarily due to the net difference between loan originations and loans securitized or sold during the three months ended March 31, 2003.

   Excess cashflow certificates, net increased $1.4 million, or 6%, to $26.0 million at March 31, 2003, from $24.6 million at December 31, 2002. This increase was primarily due to us recording a new excess cashflow certificate, totaling $2.6 million from loans securitized in the first quarter of 2003. This increase was partially offset by the change in fair value of such excess cashflow certificates- which incorporates any change in value (accretion or reduction) in the carrying value of the excess cashflow certificates and the cash distributions we received from such excess cashflow certificates. (See "-Footnote 4 of the Notes to Consolidated Financial Statements - Excess Cashflow Certificates, Net")

   Prepaid and other assets increased $0.4 million, or 24%, to $2.1 million at March 31, 2003, from $1.7 million at December 31, 2002. This increase was primarily attributable to the renewal of insurance policies.

   Warehouse financing and other borrowings increased $29.9 million, or 182%, to $46.3 million at March 31, 2003, from $16.4 at December 31, 2002. This increase was primarily attributable to a higher amount of mortgage loans held for sale (mortgage loans held in inventory awaiting either a whole loan sale or securitization) to be financed under our warehouse credit facilities.

   Accounts payable and accrued expense increased $1.2 million, or 10%, to $13.5 million at March 31, 2003 from $12.3 million at December 31, 2002. This increase was primarily the result of timing of various operating accruals and payables.

   Stockholders' equity increased $6.7 million, or 23%, to $36.2 million at March 31, 2003 from $29.5 million at December 31, 2002. This increase represents our positive earnings for the period.

LIQUIDITY AND CAPITAL RESOURCES

   We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We have organically increased our working capital over the last six quarters. In the past, however, we operated generally on a negative cash flow basis. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we can continue to increase our loan production to generate sufficient cash revenues from our securitizations and sales of such loans to offset our current cost structure and cash uses, we believe we can continue to generate positive cash flow in 2003. However, there can be no assurance that we will be successful in this regard. To do so, we must generate sufficient cash from:

  o the premiums we receive from selling NIM and/or interest-only certificates and mortgage servicing rights in connection with our securitizations;

  o   the premiums we receive from selling whole loans, servicing released;

  o   origination fees on newly closed loans;

  o   excess   cashflow   certificates   we  retain  in   connection   with  our
      securitizations;

  o   interest   income  we  receive  on  our  loans  held  for  sale  prior  to securitization and/or whole loans sales; and

  o   distributions from the LLC (an unaffiliated entity to us).

   There can be no assurance, however, that we will continue generating positive cash flow in 2003 or at all.

   Currently,  our primary uses of cash requirements include the funding of:

  o interest expense on warehouse lines of credit, the Senior notes and other financing;

  o   scheduled principal paydowns on other financing;

  o   expenses incurred in connection with our securitization program;

  o tax payments on excess inclusion income generated from our excess cashflow certificates; and

  o general ongoing administrative and operating expenses, including the cost to originate loans.

   Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of corporate debt (i.e., senior notes), issuance of equity, and the sale of interest-only certificates and/or NIM notes (sold in conjunction with each of our securitizations) to offset our negative operating cash flow and support our originations, securitizations, and general operating expenses.

   Currently, our primary sources of liquidity, subject to market conditions, continue to be:

  o   on-balance   sheet  warehouse   financing  and  other  secured   financing
      facilities (i.e., capital leasing);

  o securitizations of mortgage loans and our corresponding sale of NIM certificates, (and/or interest-only certificates, depending upon the securitization structure) and mortgage servicing rights;

  o   sales of whole loans;

  o   cash flows from retained excess cashflow certificates;

  o   distributions from the LLC;

  o   origination fees, interest income and other cash revenues; and

  o utilizing NIM securitizations and/or selling or financing our retained excess cashflow certificates.

   If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be materially and adversely affected.

   To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a few lenders to provide the primary credit facilities for our loan originations and at March 31, 2003, we had two warehouse facilities for this purpose, both of which were due to expire in May 2003. We renewed one warehouse facility and allowed the second warehouse facility to expire, replacing it with a new $200 million warehouse facility from a new creditor. Both $200 million credit facilities have a variable rate of interest and are due to expire in May 2004. There can be no assurance that we will be able to either renew or replace these warehouse facilities at their maturities at terms satisfactory to us or at all.

   In addition to our common stock, we currently have the following securities outstanding:

  o   Series A preferred stock having an aggregate  preference of $13.9 million,
      for  which  we  are  required  to  pay  10%  annual   dividends,   payable
      semi-annually, commencing in July 2003;

  o Ten-year warrants to purchase approximately 1.3 million shares of our common stock, currently at an exercise price of $0.01 per share; and

  o Approximately $10.8 million of senior notes due 2004, paying 9.5% annual interest, payable semi-annually.

   We are required to comply with various operating and financial covenants as provided in our warehouse agreements, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. Additionally, we are required to comply with restrictive covenants in connection with our Series A preferred stock and our warrants. We believe we are in compliance with such covenants as of March 31, 2003.

   We have repurchase agreements with certain of the institutions that have purchased mortgage loans from us. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $2.5 million at March 31, 2003 and $2.6 million at December 31, 2002. Included in accounts payable is an allowance for recourse losses of $1.3 million at March 31, 2003 and $1.2 million at December 31, 2002, respectively.

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

   Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on loans held pending sales and the interest paid by us for funds borrowed under our warehouse facility. We may, however, undertake to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. (See "--Hedging"). Fluctuating interest rates also may significantly affect net interest income (the excess cash flows from our excess cashflow certificates) as certain of our asset-backed securities are priced based on one-month LIBOR, but the collateral that backs such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months - which creates basis risk. (See "- Excess Cashflow Certificate, Net")

HEDGING

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

   We originate mortgage loans and then sell them through a combination of whole loan sales and securitizations. Between the time we originate the mortgage loans and sell them in the secondary market, we may hedge the risk of fluctuations in interest rates. Our risk begins subsequent to originating mortgage loans and prior to selling or securitizing such mortgage loans. Since we have a closed (and funded) mortgage loan at a specified interest rate with an expected gain at time of sale, our exposure is to a higher interest rate environment due to market conditions. A higher interest rate market implies that we will have a higher cost of funds, which decreases the net spread we would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result, we may experience a lower gain on sale.

   The cost of funds is generally composed of two components - the benchmark interest rate (i.e., the treasury rate or the interest rate swap with a similar duration and average life) and the spread or profit margin required by the investors. We had previously used a "Treasury Rate Lock" and 15-year Fannie Mae mortgage securities ("FNMA Securities") to hedge our cost of funds exposure. However recently, the securitizations are priced to the investor using the interest rate swaps curve. As such, our cost of funds is more closely tied to interest rate swaps and, to the extent we hedge, we will likely use interest rate swaps to hedge our mortgage loans in inventory pending securitization pricing. While none of the above are perfect hedges, we believe interest rate swaps will demonstrate the highest correlation to our cost of funds on a go-forward basis.

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

   We did not hedge during the quarter ended March 31, 2003 nor during the year ended December 31, 2002, primarily due to the considerable uncertainty in the United States economy resulting from an overall weakened economy, depressed stock market, threat of war, among other things, that has caused U.S. interest rates to remain at or near 40 year historical lows.

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

IMPACT OF NEW ACCOUNTING STANDARDS

   For  discussion  regarding the impact of new accounting  standards,  refer to
Note 8 of Notes to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on various important factors. A forward-looking statement may contain words such as "anticipate that," "believes," "continue to," "estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be," or similar words. Such statements are subject to the "safe harbor" provisions of the PSLRA. We caution readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause our actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

  o Our ability or inability to increase our loan originations to specified levels (and subsequent sale or securitization of such loans) to offset our current cost structure and cash uses;

  o Our ability or inability to continue our practice of securitizing mortgage loans held for sale, as well as our ability to utilize optimal securitization structures (including the sale of NIM and/or interest-only certificates, and the sale of servicing rights, at the time of securitization) at terms favorable to us to generate sufficient cash proceeds to offset our current cost structure;

  o Our ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly-originated mortgage loans held for sale;

  o The potential effect that possible conflicts with other sovereign nations or terrorist acts and/or threats, may have on the capital markets, and in particular the asset-backed market;

  o The effect that the adoption of new, or changes in, federal, state or local lending laws and regulations and the application of such laws and regulations may have on our ability to originate loans within a particular area, or ultimately sell those loans through securitization or on a whole-loan basis. Many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In some cases, the restrictions and/or costs and risks associated with complying with the laws have been so onerous that we have decided to not lend in a state (I.E., Georgia, before it was amended) or municipality (I.E., Oakland). In those cases where we continue to do business, our costs of complying with a variety of potentially inconsistent federal, state and local laws has increased our compliance costs, as well as the risk of litigation or administrative action associated with complying with these proposed and enacted federal, state and local laws, particularly those aspects of such proposed and enacted laws that contain subjective (as opposed to objective) requirements, among other things. In addition, enacted federal, state and local laws could impact overcollateralization requirements set by the ratings agencies, which could decrease the cash proceeds we may receive from our securitizations.

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

  o The unanticipated expenses of assimilating newly-acquired businesses into our structure,
                                       30

      as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures; and

  o   Regulatory actions which may have an adverse impact on our lending.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                           10 BASIS POINT DECREASE IN                10 BASIS POINT INCREASE IN
DESCRIPTION                     INTEREST RATES            BASE             INTEREST RATES
-----------------------------------------------------------------------------------------------
Securitization amount           $100,000,000         $100,000,000         $100,000,000
Net gain on sale %              5.25%                5.00%                4.75%
Net gain                        $5,250,000           $5,000,000           $4,750,000

The table below demonstrates the sensitivity, at March 31, 2003, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

                                           Fair value of excess      Impact to
(Dollars in thousands)                     cashflow certificates     earnings

Fair value as of 03/31/03:                      $ 25,976
10% increase in prepayment speed                  20,659              $5,317
20% increase in prepayment speed                  17,583               8,393

10% increase in credit losses                     20,057               5,919
20% increase in credit losses                     14,459              11,517

10% increase in discount rates                    24,346               1,630
20% increase in discount rates                    22,910               3,066

10% increase in one- & six-month LIBOR            22,820               3,156
20% increase in one- & six-month LIBOR            19,841               6,135

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

   To reduce our financial exposure to changes in interest rates, we may hedge our mortgage loans held for sale through hedging products that are correlated to the pass-though certificates issued in connection with the securitization of our mortgage loans (I.E., interest rate swaps) (See "-Hedging"). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments thereby impacting the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See "-Interest Rate Risk" and "-Forward -Looking Statements and Risk Factors").

ITEM 4.  CONTROLS AND PROCEDURES

   During the 90 days prior to the filing date of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls following the date that the Company performed its evaluation. There were no significant deficiencies or material weaknesses identified during the course of this evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of these class actions is summarized below.

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

o In November 1999, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with our initial public offering in 1996 and our reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged in the consumer lawsuits and regulatory actions brought in or around 1999 indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in our common stock. In May 2000, the Court consolidated this case and several other lawsuits that purportedly contain the same or similar allegations against us and in August 2000 plaintiffs filed their Consolidated Amended Complaint. In October 2000, we filed a motion to dismiss the Complaint in its entirety, which was opposed by plaintiffs in November 2000, and denied by the Court in September 2001. We reached an agreement in principal with plaintiffs' counsel and our insurer to settle the action on a class-wide basis in or about August 2002 and executed a settlement agreement in January 2003 (pursuant to which we denied all wrongdoing). The Court approved the settlement at a fairness hearing in April 2003, and the settlement will be administered in the coming months.

o In or about April 2000, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that we had improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with us. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief, and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. We answered the complaint in June 2000. In March 2001, we filed a motion for summary judgment, which was opposed by plaintiffs in March 2001, and we filed reply papers in April 2001. In June 2001, our motion for summary judgment dismissing the complaint was granted. In August 2001, plaintiffs appealed the decision. In September 2002, we executed a settlement agreement with plaintiffs pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. In May 2003, the court preliminarily approved the settlement and scheduled a fairness hearing for July 2003, at which point we anticipate that the Court will approve the settlement. In the event that the settlement is not approved, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2003, approximately 281,240 warrants (out of the 1.6 million warrants issued in December 2000 in connection our first exchange offer) were exercised, for an aggregate exercise price of approximately $2,800. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1993, as amended, pursuant to Section 4(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

(a) Exhibits:

EXH.
NO.    FILED     DESCRIPTION
---    ----      ----------

10.11   *   --   Tenth  Amendment  to Lease  Agreement   between  Delta  Funding
                 Corporation and the Tilles Investment Company, dated April 10, 2003
99.1    *   --   Certification  pursuant to Section 906 of the Sarbanes-Oxley Act 2002
99.2    *   --   Certification  pursuant to Section 906 of the Sarbanes-Oxley Act 2002
---------------
(*) Filed herewith

(b)   Reports on Form 8-K:   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DELTA FINANCIAL CORPORATION
                                            (Registrant)

Dated: May 15, 2003
                                      By:   /S/ HUGH MILLER
                                         ---------------------------------------
                                             Hugh Miller
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER


                                      By:   /S/ RICHARD BLASS
                                         ---------------------------------------
                                             Richard Blass
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

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

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 15, 2003

                                            By: /S/ HUGH MILLER
                                                ---------------------------
                                                Hugh Miller
                                                CHIEF EXECUTIVE OFFICER

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

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 15, 2003


                                           By: /S/ RICHARD BLASS
                                               ---------------------------
                                               Richard Blass
                                               CHIEF FINANCIAL OFFICER