Form 10-Q
period 2003-06-30
DELTA FINANCIAL CORP
filed 2003-08-14
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2003

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

      As of June 30, 2003, 16,245,589 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                       Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 2003 and
         December 31, 2002................................................. 1

         Consolidated Statements of Operations for the Three and Six Months
         Ended June 30, 2003 and June 30, 2002............................. 2

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2003 and June 30, 2002................................... 3

         Notes to Consolidated Financial Statements........................ 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 33

Item 4.  Controls and Procedures.......................................... 35

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................35

Item 2.  Changes in Securities and Use of Proceeds.........................37

Item 3.  Defaults upon Senior Securities...................................37

Item 4.  Submission of Matters to a Vote of Security Holders...............38

Item 5.  Other Information.................................................38

Item 6.  Exhibits and Current Reports on Form 8-K..........................38

Signatures.................................................................39

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)         2003            2002
                                                   ----------      -----------
ASSETS                                             (UNAUDITED)      (AUDITED)
Cash and interest-bearing deposits                 $  3,740           3,405
Accounts receivable                                   2,228           1,700
Loans held for sale, net                             71,146          33,984
Excess cash flow certificates, net                   28,301          24,565
Equipment, net                                        2,464           2,553
Prepaid and other assets                              3,068           1,737
Deferred tax asset, net                               5,600           5,600
                                                   --------        --------
   Total assets                                    $116,547          73,544
                                                   =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable                                       $    498           1,369
Warehouse financing and other borrowings             41,330          16,352
Senior notes                                         10,844          10,844
Accounts payable and accrued expenses                13,826          12,327
Income taxes payable                                  2,817           3,155
                                                   --------        --------
   Total liabilities                                 69,315          44,047
                                                   --------        --------

STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $.01 par value.
   Authorized 150,000 shares, 139,156 shares
   outstanding at June 30, 2003 and
   December 31, 2002                                 13,916          13,916
Common stock,  $.01 par value.
   Authorized  49,000,000  shares; 16,362,389
   and 16,022,349 shares issued and 16,245,589
   and 15,905,549 shares outstanding at June 30,
   2003 and December 31, 2002, respectively             164             160
Additional paid-in capital                           99,511          99,482
Accumulated deficit                                 (65,041)        (82,743)
Treasury stock, at cost (116,800 shares)             (1,318)         (1,318)
                                                   ---------       ---------
   Total stockholders' equity                        47,232          29,497
                                                   ---------       --------
     Total liabilities and stockholders' equity    $116,547          73,544
                                                   =========       ========

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER
SHARE DATA)                                  2003         2002            2003          2002
                                            -------     -------          -------      -------
REVENUES
  Net gain on sale of mortgage loans       $ 24,351      14,725           42,516       27,063
  Interest                                    3,409       3,225            6,219        7,127
  Net origination fees and other income       6,325       3,627           11,896        7,031
                                            -------     -------         --------     --------
      Total revenues                         34,085      21,577           60,631       41,221
                                            -------     -------         --------     --------
EXPENSES
  Payroll and related costs                  13,960      10,099           26,689       19,776
  Interest expense                            1,396       1,469            2,475        3,016
  General and administrative                  6,993       5,905           12,766       11,960
                                            -------     -------         --------     --------
      Total expenses                         22,349      17,473           41,930       34,752
                                            --------    -------         --------     --------

Income before income
   tax expense                               11,736       4,104           18,701        6,469
Provision for income tax expense                 35         132              303          252
                                            -------    --------         --------     --------
      Net income                           $ 11,701       3,972           18,398        6,217
                                           ========    ========         ========     ========

PER SHARE DATA:
Basic -weighted average number of
  shares outstanding                      16,207,593    15,888,014     16,065,175   15,885,893
                                          ==========    ==========     ==========   ==========
Diluted -weighted average number of
  shares outstanding                      19,137,433    16,941,584     18,952,356   16,855,349
                                          ==========    ==========     ==========   ==========

Net income applicable to common shares    $   11,005         3,972         17,702        6,217
                                          ==========       =======       ========      =======

Basic earnings per share - net income     $     0.68          0.25           1.10         0.39
                                          ==========       =======       ========      ========
Diluted earnings per share - net income   $     0.58          0.23           0.93         0.37
                                          ==========       =======       ========      ========

                See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                --------------------------
(DOLLARS IN THOUSANDS)                                                           2003                2002
                                                                                ------              ------
Cash flows from operating activities:
    Net income                                                               $  18,398               6,217
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
       Provision for loan and recourse losses                                       64                 441
       Depreciation and amortization                                               881               1,810
       Deferred origination costs                                                 (176)                529
Excess cashflow certificates received in
          securitization transactions, net                                      (3,736)             (4,000)
       Changes in operating assets and liabilities:
          Increase in accounts receivable                                         (528)               (516)
          (Increase) decrease in loans held for sale, net                      (36,986)             59,460
          (Increase) decrease in prepaid and other assets                       (1,331)                636
          Increase (decrease) in warehouse lines of credit                      25,649             (64,475)
          Increase (decrease) in accounts payable and accrued expenses           1,435              (1,339)
          (Decrease) increase in income taxes payable                             (338)                131
                                                                              ---------            --------
Net cash provided by (used in) operating activities                              3,332              (1,106)
                                                                              ---------            --------

Cash flows from investing activities:
          Purchase of equipment                                                   (792)               (184)
                                                                              ---------            --------
Net cash used in investing activities                                             (792)               (184)
                                                                              ---------            --------

Cash flows from financing activities:
       Decrease in bank payable                                                   (871)               (457)
       Repayments of other borrowings                                             (671)             (1,764)
       Cash dividends paid on preferred stock                                     (696)                 --
       Proceeds from exercise of warrants                                            3                  --
       Proceeds from exercise of stock options                                      30                   9
                                                                              ---------            --------
Net cash used in financing activities                                           (2,205)             (2,212)
                                                                              ---------            --------

Net decrease in cash and interest-bearing deposits                                 335              (3,502)

Cash and interest-bearing deposits at beginning of period                        3,405               6,410
                                                                              --------             --------

Cash and interest-bearing deposits at end of period                          $   3,740               2,908
                                                                              ========             ========

Supplemental Information:
Cash paid during the period for:
    Interest                                                                 $   2,492               2,916
                                                                             =========             ========
    Income taxes                                                             $     641                 121
                                                                             =========             ========

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    Delta Financial Corporation (together with its subsidiaries, "Delta, we or the Company") is a Delaware corporation, which was organized in August 1996.

    The accompanying unaudited consolidated financial statements include the accounts of Delta and its wholly owned subsidiaries. In consolidation, we have eliminated all significant inter-company accounts and transactions.

    We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. You should read the accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission with our most recent annual report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that will be expected for the entire year.

    We have made all adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. We have reclassified certain prior period amounts in the financial statements to conform to the current year presentation.

(2) STOCK OPTION PLANS

    We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", issued in March 2000, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. In April 2003, the FASB announced it will, in the future, require all companies to expense the value of employee stock options but has not decided how to measure the fair value of the options. As a result, the financial statement impact of stock option expensing is not known at this time. The following table illustrates the effect on net income if the fair-value-based method had been applied:

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                                -------------------         -----------------
 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)        2003        2002            2003       2002
----------------------------------------------------------------------------------------------
Net income, as reported                        $11,701       3,972          18,398      6,217
==============================================================================================
Deduct total stock-based employee
        compensation expense determined
        under fair-value-based method for
        all awards, net of tax                     127         117             235        235
----------------------------------------------------------------------------------------------
Pro forma net income                           $11,574       3,855          18,163      5,982
==============================================================================================

Earnings per share:
Basic - as reported                              $0.68        0.25            1.10       0.39
Basic - pro forma                                $0.67        0.24            1.09       0.38
Diluted - as reported                            $0.58        0.23            0.93       0.37
Diluted - pro forma                              $0.57        0.23            0.92       0.35


(3) LOANS HELD FOR SALE, NET

    Our inventory consists of first and second mortgages, which had a weighted-average interest rate of 8.06% at June 30, 2003 and 8.45% at December 31, 2002. These mortgages are being held, at the lower of cost or estimated fair value, for future sale. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings. Mortgages are payable in monthly installments of principal and interest and have maturities varying from five to thirty years.

    Loans held for sale, net, are summarized as follows:

(DOLLARS IN THOUSANDS)                  June 30, 2003   December 31, 2002
--------------------------------------------------------------------------------
Loans held for sale                     $   71,156            34,170
Net deferred origination cost                  425               249
Valuation allowance                           (435)             (435)
--------------------------------------------------------------------------------
Loans held for sale, net                $   71,146            33,984
--------------------------------------------------------------------------------

(4) EXCESS CASHFLOW CERTIFICATES, NET

    The activity related to our excess cashflow certificates, net is as follows:

(DOLLARS IN THOUSANDS)                         June 30, 2003   December 31, 2002
--------------------------------------------------------------------------------
Balance, beginning of year                      $   24,565           16,765
New excess cashflow certificates                     5,959           10,499
Cash received from excess cashflow certificates     (3,460)          (2,588)
Net accretion of excess cashflow certificates        1,237            1,974
Fair value adjustments                                  --           (2,085)
--------------------------------------------------------------------------------
Balance, end of period                          $   28,301           24,565
--------------------------------------------------------------------------------

   In August 2003, we sold three of our excess cashflow certificates to a third party purchaser for $10.2 million, representing a slight premium to our book value at June 30, 2003. The proceeds of this sale will be used for working capital.

(5)   WAREHOUSE FINANCING AND OTHER BORROWINGS

   At June 30, 2003 and December 31, 2002, we had two warehouse credit facilities for a combined amount of $400.0 million. In May 2003, we extended one of our warehouse lines of credit and allowed the second warehouse line of credit to expire, replacing it with a new $200 million warehouse line of credit from a new creditor. Both warehouse lines of credit are due to expire in May 2004, have floating interest rates based on one-month London Inter-Bank Offered Rate ("LIBOR") + 1.125%, and are collateralized by specific mortgage loans, which are equal to or greater than the outstanding balances under the line at any point in time. Available borrowings under these lines are based on the amount of the collateral pledged.

   The following table summarizes certain information regarding warehouse financing and other borrowings at the respective dates:

(DOLLARS IN MILLIONS)

                                                                       BALANCE
                              Facility                                 -------                  Expiration
Facility Description           Amount            Rate             6/30/03    12/31/02              Date
-----------------------------------------------------------------------------------------------------------
Warehouse line of credit      $200.0         LIBOR + 1.125%       $ 39.4        --                 May 2004
Warehouse line of credit      $200.0         LIBOR + 1.125%           --       n/a                 May 2004
Warehouse line of credit         n/a         LIBOR + 1.125%          n/a      13.8                 May 2003
Capital leases                   n/a         3.76% - 12.50%          1.9       2.6     July 2003 - Jun 2006
-----------------------------------------------------------------------------------------------------------
Total                                                             $ 41.3      16.4
-----------------------------------------------------------------------------------------------------------

    Warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with these covenants as of June 30, 2003.

(6) EARNINGS PER SHARE

    The following is a reconciliation of the denominators used in the computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is net income available to common shareholders.

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                     -------------------              ------------------
 (DOLLARS IN THOUSANDS, EXCEPT EPS DATA)             2003           2002              2003          2002
--------------------------------------------------------------------------------------------------------------
Net income                                        $11,701          3,972            18,398          6,217
Less preferred stock dividends                        696             --               696             --
--------------------------------------------------------------------------------------------------------------
Net income available to common shareholders        11,005          3,972            17,702          6,217

Basic - weighted-average shares                16,207,593     15,888,014        16,065,175     15,885,893
Basic EPS                                           $0.68           0.25              1.10           0.39

Basic - weighted-average shares                16,207,593     15,888,014        16,065,175     15,885,893
Incremental shares-options                      2,929,840      1,053,570         2,887,181        969,456
--------------------------------------------------------------------------------------------------------------
Diluted - weighted-average shares              19,137,433     16,941,584        18,952,356     16,855,349
Diluted EPS                                         $0.58           0.23              0.93           0.37
--------------------------------------------------------------------------------------------------------------

(7) WARRANTS

    In December 2000, as part of our first exchange offer, we issued ten-year warrants to buy approximately 1.6 million shares of our common stock, at an initial exercise price of $9.10 per share, subject to adjustment. In December 2002, the exercise price for the warrants was adjusted to $0.01 per share in accordance with the terms of the warrant agreement pursuant to which the warrants were granted. During the six months ended June 30, 2003, 281,240 warrants were exercised. At June 2003, warrants to purchase 1,287,953 shares of common stock were outstanding.

(8) PREFERRED STOCK - SERIES A

    In August 2001, as part of our second exchange offer, the holders of approximately $139.2 million (of the initial $150.0 million) principal amount of our 9 1/2% senior notes due 2003 exchanged their notes for, among other interests, 139,156 shares of our newly issued Series A preferred stock, having an aggregate preference amount of $13.9 million.

    Holders of the Series A preferred stock are entitled to receive cumulative preferential dividends at the rate of 10% per annum of the preference amount, payable in cash semi-annually on the first business date of January and July. On June 30, 2003, we transferred $695,780 to the transfer agent for the first dividend payment to the Series A holders on July 1st.

(9) IMPACT OF NEW ACCOUNTING STANDARDS

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position.

    SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the provisions of SFAS No. 150 will impact our results of operations or financial condition.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," for certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships entered into after June 30, 2003. Management does not expect that the provisions of SFAS No. 149 will impact our results of operations or financial condition.

    In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," which is an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to various interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not expect that the provisions of FIN No. 46 will impact our results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN OUR FORM 10-K FOR OUR YEAR ENDED DECEMBER 31, 2003. SEE "-FORWARD LOOKING STATEMENTS AND RISK FACTORS" BELOW.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

   EXCESS CASHFLOW CERTIFICATES. Our excess cashflow certificates primarily consist of the right to receive the future excess cash flows from a pool of securitized mortgage loans. The future excess cash flows generally consists of:

    o  The  positive  difference  between the  interest  paid on the  underlying mortgage loans and the interest paid on bonds issued in the securitization (which, when we sell net interest margin ("NIM") notes, is only received after the NIM notes are paid in full);

    o In our 2003 securitizations, prepayment penalties received from borrowers who payoff their loans generally within the first few years of their lives (which, when we sell NIM notes, is only received after the NIM notes are paid in full ); and

    o  Additional  mortgage  loans  pledged  as  collateral  in  excess  of  the principal amount of bonds issued and outstanding; the "overcollateralization" is designed to provide additional assurance that the securities sold in the securitization will be paid according to their terms (and which we describe in greater detail under "-Securitizations").

    The excess cash flows we receive are highly dependent upon the interest rate environment, because "basis risk" exists between the securitization trust's assets and liabilities. For example, in each of the securitizations that we issued since 2002, the cost of financing for the securitized loans is indexed against one-month LIBOR, meaning that each month, the interest rate received by the pass-through certificate holders may adjust upwards or downwards as one-month LIBOR changes (liability), while the majority of the underlying mortgage loans in the securitization trust have a fixed note rate for at least three years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, respectively, which in turn will increase or decrease the value of our excess cashflow certificates.

    In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

    The accounting estimates related to the valuation of our excess cashflow certificates is a "critical accounting estimate" because it can materially affect our net income. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical collateral performance data and published forward LIBOR curves to value future expected excess cash flows. We believe that the value of our excess cashflow certificates is fair, but can provide no assurance that future prepayment and loss experience, changes in LIBOR or changes in their required market discount rate will not require write-downs of our excess cashflow certificate asset. We have written down the value of our excess cashflow certificates in the past. Write-

downs would reduce our income in future periods.

GENERAL

    Delta Financial Corporation (together with its subsidiaries, "Delta, we or the Company") is a specialty consumer finance company that originates, securitizes and sells non-conforming mortgage loans, which are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 21-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for such purposes as debt consolidation, refinancing, education and home improvements.

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

    ORIGINATION OF MORTGAGE LOANS. We make mortgage loans through two distribution channels - wholesale (or broker) and retail. We receive loan applications both directly from borrowers and from independent third-party mortgage brokers who submit applications on a borrower's behalf. We process and underwrite the submission and, if the loan complies with our underwriting criteria, approve the loan and lend the money to the borrower. While we generally collect points and fees from the borrower when a loan closes, our cost to originate a loan typically exceeds any fees we may collect from the borrower.

    INDEPENDENT MORTGAGE BROKER (WHOLESALE) CHANNEL. Through our wholesale distribution channel, we originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans in 26 states, through a network of approximately 1,500 brokers. The broker's role is to source the business, identify the applicant, assist in completing the loan application, and to process the loans, which include the gathering necessary information and documents and serving as the liaison between us and the borrower through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions that we impose as the lender, lend the money to the borrower. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers - for which they charge a broker fee that is commensurate with their services - originating loans through our broker network is designed to allow us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations.

    RETAIL LOAN CHANNEL. Through our retail distribution channel, we develop retail loan leads ("retail loans") primarily through our telemarketing system and our network of eight retail offices and four origination centers located in nine states. Our origination centers are typically staffed with considerably more loan officers and cover a broader area than our retail offices. We continually monitor the performance of our retail operations and evaluate current and potential retail office locations on the basis of selected demographic statistics, marketing analyses and other criteria developed by us. In July 2003, we opened our eighth retail office in Kansas City, Kansas.

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

   For the three months ended June 30, 2003, we originated $348 million of loans, an increase of 66% over the $210 million of loans originated in the comparable period in 2002. Of these amounts, approximately $195 million were wholesale loans and $153 million were retail loans, compared to $141 million and $69 million, respectively, during the three months ended June 30, 2002. Loan production in the second quarter of 2003 increased 8% from $323 million of mortgage loan originations in the first quarter of 2003. Our first quarter 2003 loan production consisted of $175 million of wholesale loans and $148 million of retail loans.

   POOLING OF LOANS PRIOR TO SALE. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time - generally, not more than three months -long enough so we can pool enough loans to sell them either through a securitization or as whole-loans. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditor for providing us with financing.

   SALE OF LOANS. We derive the substantial majority of our revenues and cash flows from selling mortgage loans through one of two outlets: (i) securitization, which involves the public offering by a securitization trust of asset-backed pass-through securities (and related interests including securitization servicing rights on newly-originated pools of mortgage loans); and (ii) whole loan sales, which includes the sale of pools of individual loans to institutional investors, banks and consumer finance-related companies on a servicing released basis. We select the outlet depending on market conditions, relative profitability and cash flows. We generally realize higher gain on sale when we securitize loans than we do when we sell whole loans. We apply the proceeds from loan sales, whether through securitizations or whole loan basis, to repay our warehouse lines of credit - in order to make available capacity under these facilities for future funding of mortgage loans - and utilize any additional funds for working capital.

   We expect to continue to use a combination of securitizations and whole loan sales, with the amounts of each dependent upon conditions in the marketplace and our goal of maximizing earnings and liquidity.

   The following table sets forth certain information regarding loans sold through our securitizations and on a whole loan basis during the quarter ended June 30, 2003, (dollars in thousands):

                                                    AMOUNT      PERCENTAGE
                                                  ------------------------
       Loan securitizations                       $ 334,865           97%
       Whole loan sales                               9,116            3%
                                                  ------------------------
       Total securitizations and loans sold       $ 343,981          100%
                                                  ========================

   SECURITIZATION. When we securitize loans, we create securitization trusts in the form of off-balance sheet qualified special purpose entities, or QSPEs. These trusts are established for the limited purpose of buying and reselling mortgage loans. Typically each quarter, we pool together loans, and sell these loans to these trusts. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties made in connection with each securitization trust. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

   The securitization trust raises money to purchase the mortgage loans from us by selling securities to the public. These securities are known as asset-backed pass-through securities, and they are secured by the pool of mortgage loans held by the securitization trust. These asset-backed securities or senior certificates, which are usually purchased for cash by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust.

   The securitization trust issues senior certificates, which entitle the holders of these senior certificates to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest on the loans in the trust equal to the pass-through interest rate on the remaining principal balance. The securitization trust also issues a subordinate certificate or BIO certificate (referred to as an excess cashflow certificate), and a P certificate. Each month, the P certificate holder is entitled to receive prepayment penalties received from borrowers who payoff their loans early in their life.

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

    o third, to build or maintain the overcollateralization provision described below for that securitization trust at the required level by being applied as an accelerated payment of principal to the holders of the pass-through certificates of the related series;

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

   The overcollateralization provision or "O/C" is a credit enhancement which is designed to protect the securities sold to the securitization pass-through investors from credit loss on the underlying mortgage loans. In short, overcollateralization is when the amount of collateral (I.E., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Historically, we built up the O/C typically over the first 18-24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. Beginning in our 2002 securitizations, we created the O/C by initially selling pass-through securities totaling approximately 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we create the full amount of the O/C required by the trust at the time we complete the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we sell approximately $98.5 million in senior pass-through certificates. Prior to our 2002 securitization transactions, we typically issued pass-through certificates for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of these certificates, depending upon the structure we use for the securitization.

   The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors including (1) characteristics of the mortgage loans sold to the trust, such as credit scores and loan-to-value ratios; (2) the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through certificate holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fee, if any; and (3) the structure of the underlying securitization.

   Our securitizations have typically required an O/C of between 1.25% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. In our securitizations prior to 2002, after the O/C requirement is reached, the cash flows from the excess cashflow certificates are then distributed to us as the holder of the excess cashflow certificates, in accordance with the "waterfall"

described above. Over time, if the cash collected during the periods exceeds the amount necessary to maintain the required O/C and all other required distributions have been met, and there is no shortfall in the related required O/C, the excess is then released to us as holder of the excess cashflow certificate.

   We began utilizing a new securitization structure in 2002, in which we sold a net interest margin certificate, or NIM, in lieu of selling an interest-only certificate in each of our 2002 securitizations, and in addition to interest-only certificate in each of our 2003 securitizations. The NIM is generally structured where we sell the excess cashflow certificate and P certificate to a QSPE or owner trust. This owner trust is referred to as a "NIM trust." The NIM trust in turn issues (1) interest-bearing NIM note(s) (backed by the excess cashflow certificate and P certificate), and (2) a NIM owner trust certificate evidencing ownership in the NIM trust. We sell the excess cashflow certificate and P certificate without recourse, except that we provide normal representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and the proceeds from the sale of the note(s), together with an owner trust certificate that is subordinate to the note(s), represent the consideration to us for the sale of the excess cashflow certificate.

   The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate and P certificate to be used to pay all principal and interest on the NIM note(s) until paid in full. This typically occurs approximately 22-25 months from the date the NIM note(s) were issued. The NIM owner trust certificate entitles us to all cash flows generated by the excess cashflow certificate and P certificate after the holder of the NIM note(s) has been paid in full. As such, we classify the NIM owner trust certificate on our balance sheet as an excess cashflow certificate and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

   As part of a NIM transaction, we were required to "fully fund" the O/C at closing - as opposed to having it build up over time as we had in past securitizations - which is why we sold senior pass-through certificates totaling approximately 1.5% less than the collateral in the securitization trust. We use a portion of the proceeds we receive from selling NIM note(s) to make up for the difference between (1) the value of the mortgage loans sold and (2) the proceeds from selling the senior pass-through certificates.

   In our second quarter 2003 securitization, we derived the following economic interests:

    o we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust, to which we sold the excess cashflow certificates;

    o we received a cash purchase price from the sale of an interest-only certificate, which entitles the holder to receive payments of interest at a pre-determined rate and over a fixed period of time - I.E., the first 30 months of the securitization transaction in this case;

    o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by excess cashflow certificates are received over time, under existing accounting rules, we must report as income at the time of the securitization the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on:

       (1) our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans,

       (2) the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loan prior to the loan's stated maturity,

       (3) the LIBOR forward curve (using current LIBOR as the floor rate), and

       (4) a discount rate; and

    o we received a cash premium from selling the right to service the loans that we securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees, including prepayment penalties for certain securitization servicing rights we previously sold, in such capacity.

   At the time we completed the second quarter 2003 securitization, we recognized as revenue each of the economic interests described above, which were recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

   The gain on sale we recorded and cash we received from our second quarter 2003 and 2002 securitizations is summarized below. "Loans Sold" is the principal amount of loans actually transferred to the securitization trusts during the period.

    GAIN ON SALE                                                   2003         2002
    ------------                                                   ----         ----
        Loans Sold (in thousands)                                $334,865     $200,000

    NIM Proceeds, Net of Up Front Overcollateralization           5.61 %        5.15 %
        Interest-Only Certificate Proceeds                        0.51 %          -
        Excess Cashflow Certificate (owner trust certificate)     1.00 %        1.29 %
        Mortgage Servicing Rights                                 0.56 %        0.89 %
        Less:  Transaction Costs                                 (0.53)%       (0.78)%
                                                                 -------       -------
             Net Gain on Sale Recorded                            7.15 %        6.55 %
                                                                 =======       =======

    CASH RECEIVED
    -------------
        NIM Proceeds, Net of Up Front Overcollateralization       5.61 %        5.15 %
        Interest-Only Certificate Proceeds                        0.51 %          -
        Mortgage Servicing Rights                                 0.56 %        0.89 %
        Less: Transaction Costs                                  (0.53)%       (0.78)%
                                                                 -------       -------
        Cash at Closing                                           6.15 %        5.26 %
                                                                 =======       =======

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

    Each securitization trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which helps ensure the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both (known as a "hybrid"). In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to such credit enhancement, the excess cash flows that would otherwise be paid to the holder of the excess cashflow certificate is used when and if it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is used to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

    WHOLE LOAN SALES. We also sell loans, without retaining the right to service the loans, in exchange for a cash premium. The premiums we receive from the loan sales are recorded as revenue at the time of sale under net gain on sale of mortgage loans. The cash premiums ranged between 5.0% to 5.6% (prior to reserve) of the principal amount of mortgage loans sold in the second quarter of 2003.

    OTHER. In addition to the income and cash flows we earn from securitizations and whole loan sales, we also earn income and generate cash flows from:

    o the net interest spread earned on mortgage loans while we hold the mortgage loans for sale (the difference between the interest rate on the mortgage loan paid by the borrower less the financing costs we pay to our warehouse lender to fund our loans);

    o  net loan origination fees on wholesale loans and retail loans;

    o  retained excess cashflow certificates;

    o distributions from Delta Funding Residual Exchange Company LLC (the "LLC"), a limited liability company (unaffiliated to us). We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We did not receive the quarterly distribution of $142,000 due on or about June 30, 2003, which has led us to commence a lawsuit to recover all amounts due to us. (See "Part II, Item 1-Litigation" for a description of this matter); and

    o miscellaneous interest income, including prepayment penalties received on certain of the loans we sold in securitizations prior to 2002.

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

   At the time each securitization transaction closes, we determine the present value of the related excess cashflow certificates (which, in the securitizations we have issued since 2002, includes NIM owner trust certificates, and the underlying BIO certificates and P certificates), using certain assumptions we make regarding the underlying mortgage loans. The excess cashflow certificate is then recorded on our consolidated financial statements at an estimated fair value. Our estimates primarily include the following:

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

    o the LIBOR forward curve (using current LIBOR as the floor rate) - our estimate of future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the one-month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (which provide for a fixed rate of interest for the first 24 or 36 months and a six-month variable rate of interest thereafter using the six-month LIBOR index); and

    o  a discount rate used to calculate present value.

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

   In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

   (A) PREPAYMENTS.  We base our prepayment rate  assumptions  upon our on-going
       analysis  of  the   performance  of  the  mortgage  pools  we  previously
       securitized,  and the  performance  of

       similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types because it has been our experience that different loan product types exhibit different prepayment patterns. Generally, our loans can be grouped into two loan products - fixed rate loans and adjustable rate loans. With fixed rate loans, an underlying borrower's interest rate remains fixed throughout the life of the loan. Our adjustable rate loans are really a "hybrid" between fixed and adjustable rate loans, in that the rate generally remains fixed typically for the first three years of the loan, and then adjusts typically every six months thereafter. Within each product type, other factors can affect prepayment rate assumptions. Some of these factors, for instance, include:

       o whether or not a loan contains a prepayment penalty - an amount that a borrower must pay to a lender if the borrower prepays the loan within a certain time after the loan was originated. Loans containing a prepayment penalty typically do not prepay as quickly as those without such a penalty; and

       o as is customary with adjustable rate mortgage loans, the introductory interest rate charged to the borrower is artificially lower, between one and two full percentage points, than the rate for which the borrower would have otherwise qualified. Generally, once the adjustable rate mortgage begins adjusting on the first adjustment date, the interest rate payable on that loan increases, at times fairly substantially. This interest rate increase can be exacerbated if there is an absolute increase in interest rates. As a result of these increases and the potential for future increases, adjustable
          rate  mortgage   loans   typically  are  more   susceptible  to  early
          prepayments.

       There are several reasons why a loan will prepay prior to its maturity, including but not limited to:

       o  a decrease in interest rates;

       o improvement in the borrower's credit profile, which may allow the borrower to qualify for a lower interest rate loan;

       o competition in the mortgage market, which may result in lower interest rates being offered;

       o  the  borrower's  sale of his or her home;

       o  the borrower's need for additional funds; and

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

       The following table shows our current prepayment assumptions for the month one and peak speed. The assumptions have not changed since September 2001.

       LOAN TYPE         MONTH ONE         PEAK SPEED
       ---------         ---------         ----------
       Fixed Rate          4.00%              30.00%
       Adjustable Rate     4.00%              75.00%

       If mortgage loans prepay faster than anticipated, we will earn less income in connection with the mortgage loans and receive less excess cash flow in the future because the mortgage loans have paid off. Conversely, if mortgage loans prepay at a slower rate than anticipated, we earn more income and more excess cash flow in the future.

   (b) DEFAULT RATE. At June 30, 2003 and 2002, on each newly issued securitization, we apply a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the "first-loss" piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future.

   (c) LIBOR FORWARD CURVE. The LIBOR forward curve is used to project future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the one-month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (a fixed rate of interest for either the first 24 or 36 months then a six-month variable rate of interest thereafter using the six-month LIBOR index). A significant portion of our loans are fixed rate mortgages, and a significant amount of these fixed rate loans are backed by floating rate securities, such as one-month LIBOR. As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will, impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flows than expected in the future; conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flows than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

   (d) DISCOUNT RATE. We use a discount rate that we believe reflects the risks associated with our excess cashflow certificates. Because quoted market prices on comparable excess cashflow certificates are not available, we compare our valuation assumptions and performance experience to our competitors in the non-conforming mortgage industry. Our discount rate takes into account the asset quality and the performance of our securitized mortgage loans compared to that of the industry and other characteristics of our securitized loans. We quantify the risks associated with our excess cashflow certificates by comparing the asset quality and payment and loss performance experience of the underlying securitized mortgage pools to comparable industry performance. The discount rate we use to determine the present value of cash flows from excess cashflow certificates reflects increased uncertainty surrounding current and future market conditions, including without limitation, uncertainty concerning inflation, recession, home prices, interest rates and conditions in the equity markets.

       We utilized a discount rate of 15% at June 30, 2003 and 2002 on all excess cashflow certificates.

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

    In volatile markets, like those we have experienced over the past several quarters, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period over which the uncertainty will exist, the greater the potential volatility for our valuation assumptions.

    For example, assumptions regarding prepayment speeds, defaults and LIBOR rates are used in estimating fair values of our excess cashflow certificates. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, or LIBOR is higher than anticipated, we may be required to write down the value of such certificates. While we believe that our assumptions are reasonable estimates using our historical loan performance and the performance of similar mortgage pools from other lenders - in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things - these are just estimates and it is virtually impossible to predict the actual level of prepayments and losses, which are also driven by consumer behavior.

DEFERRED TAX ASSET

    As of June 30, 2003, we carried a net deferred tax asset of $5.6 million on our consolidated financial statements - comprised primarily of Federal and State net operating losses, or "NOLs," less the tax impact and a valuation allowance.

    As of June 30, 2003, we have a gross deferred tax asset of $42.8 million and a valuation allowance of $37.2 million. We established this valuation allowance in 2001, during the second of two successive years of posting significant losses (2000 and 2001), and the modest amount of earnings we had projected at that time that we would earn over the ensuing several quarters. We believe that it was appropriate to establish this valuation allowance in accordance with generally accepted accounting principles ("GAAP.") Since then, we have now posted seven consecutive quarters of profitability. If we are able to continue to record positive earnings over the next several quarters and demonstrate a reliable future earnings stream, we expect to:

   o utilize a larger amount of the gross deferred tax asset to offset the tax that would otherwise be recorded on the majority of such earnings; and

   o potentially reduce the amount of, and/or eliminate, the valuation allowance in accordance with GAAP. Upon any reduction or elimination of
       the  valuation  allowance,   net  earnings

       and retained earnings will increase; however, in subsequent quarters net earnings and retained earnings will be reduced by the amount of the tax provision.

    As of June 30, 2003, Federal and State NOLs totaled $81.0 million, expiring in 2021.

    Our deferred tax asset of $42.8 million consists primarily of NOLs, net of tax, of $32.4 million, and the excess of the tax basis over book basis on our excess cashflow certificates, net of tax, of $8.3 million.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE  30, 2003  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002

GENERAL

    Our net income for the three months ended June 30, 2003 was $11.7 million, or $0.68 per share basic and $0.58 per share diluted, compared to $4.0 million, or $0.25 per share basic and $0.23 per share diluted, for the three months ended June 30, 2002.

REVENUES

    Total revenues increased $12.5 million, to $34.1 million for the three months ended June 30, 2003, from $21.6 million for the comparable period in 2002. The increase in revenue was primarily attributable to (1) us selling a higher number of mortgage loans due to a larger amount of mortgage loans originated during the period ended June 30, 2003, compared to the same period in 2002 (and the consequent increase in net gain on sale of mortgage loans and net origination fees and other income), and (2) an increase to our gain on sale of approximately 83 basis points for the quarter ended June 30, 2003 primarily due to more favorable securitization market conditions, compared to the same period one year ago.

    We originated $348.2 million of mortgage loans for the three months ended June 30, 2003, representing a 66% increase from $210.1 million of mortgage loans originated for the comparable period in 2002. We securitized and sold $344.0 million of loans during the three months ended June 30, 2003 - securitized $334.9 million of mortgage loans and sold $9.1 million of mortgage loans on a servicing-released basis - compared to $235.4 million of loans during the same period in 2002 - $200.0 million of mortgage loans securitized and $35.4 million of mortgage loans sold on a servicing-released basis.

    NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans is represented by the following:

   (1)  the sum of:
        (a) the cash purchase price we receive in connection with selling one or more of the following securities in connection with our securitization(s) for a particular period: (i) a NIM note, net of the overcollateralization amount and interest rate cap and/or (ii) an interest-only certificate;

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

    Net gain on sale of mortgage loans increased $9.7 million, or 66%, to $24.4 million for the three months ended June 30, 2003, from $14.7 million for the comparable period in 2002. This increase was primarily due to an increase in the amount of loans securitized and sold compared to the second quarter of 2002 and an increase in our weighted average net gain on sale ratio to 7.08% for the three months ended June 30, 2003 from 6.25% for the comparable period in 2002, due to more favorable securitization market conditions, leading to a higher net interest margin (which is the spread between the average mortgage rate on the pool of mortgage loans securitized, minus the cost of funds and related expenses on our securitized loans). The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

    INTEREST. Interest income primarily represents the sum of:

        (1)  the gross interest we earn on loans held for sale;

        (2)  the cash we receive from our excess cashflow certificates;

        (3) the non-cash mark-to-market or non-cash valuation adjustments (up or down) to our excess cashflow certificates to reflect changes in fair value;

        (4)  cash interest earned on bank accounts; and

        (5)  miscellaneous  interest  income,   including  prepayment  penalties
             received on certain of our securitizations prior to 2002.

    Interest income increased $0.2 million, or 6%, to $3.4 million for the three months ended June 30, 2003, from $3.2 million for the comparable period in 2002. The increase in interest income is due to the higher average loan balance on the loans we originated; offset by the lower weighted-average interest rate on loans held for sale in the second quarter of 2003, compared to the same period in 2002. In addition, interest income increased due to higher excess cash flows that we received; partially offset by lower prepayment penalties received in the second quarter of 2003, compared to the same period in 2002.

    NET ORIGINATION FEES AND OTHER INCOME. Origination fees represent the sum of:

        (1)  fees earned on broker and retail originated loans,

        (2)  distributions from the LLC, and

        (3)  other miscellaneous income, if any,

less premiums paid to originate mortgage loans.

    Net origination fees and other income increased $2.7 million, or 75%, to $6.3 million for the three months ended June 30, 2003, from $3.6 million for the comparable period in 2002. The increase was primarily the result of higher mortgage loan production, and consequently higher fees (associated with the higher loan production) during the second quarter of 2003, compared to the same period in 2002.

EXPENSES

    Total expenses increased by $4.8 million, or 27%, to $22.3 million for the three months ended June 30, 2003, from $17.5 million for the comparable period in 2002. The increase was primarily related to higher payroll and related costs required to support the significant increase in our mortgage loan production.

    PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees.

    Payroll and related costs increased by $3.9 million, or 39%, to $14.0 million for the three months ended June 30, 2003, from $10.1 million for the comparable period in 2002. The increase was primarily the result of higher commissions paid and our higher number of employees, related to the increase in our loan production. As of June 30, 2003, we employed 790 full- and part-time employees, compared to 594 full- and part-time employees as of June 30, 2002.

    INTEREST EXPENSE. Interest expense includes the borrowing costs under our warehouse credit facility to finance loan originations, equipment financing and the Senior Notes.

    Interest expense decreased by $0.1 million, or 7%, to $1.4 million for the three months ended June 30, 2003 from $1.5 million for the comparable period in 2002. The decrease was primarily due to lower warehouse financing costs arising from our lower borrowing costs - the average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds, decreased on average to 1.3% for the second quarter 2003, compared to an average of 1.8% for the second quarter 2002.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

    General and administrative expenses increased by $1.1 million, or 19%, to $7.0 million for the three months ended June 30, 2003 from $5.9 million for the comparable period in 2002. The increase was primarily due to an increase in expenses associated with higher loan production and ongoing expansion of our retail division. This was partially offset by lower depreciation expenses resulting from fully depreciated assets.

    INCOME TAXES. Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

    We recorded a tax provision of approximately $35,000 and $132,000, primarily related to excess inclusion income generated by our excess cashflow certificates, for the three months ended June 30, 2003 and 2002, respectively. Excess inclusion income cannot be offset by our NOL's under the REMIC tax laws. It is primarily caused by the REMIC securitization trust utilizing cash, that otherwise would have been paid to us as holder of the excess cashflow certificate, to make payments to other security holders, to create and/or maintain overcollateralization by artificially paying down the principal balance of the asset-backed securities.

    In the future, we expect to continue to incur a modest amount of excess inclusion income, which we will be unable to offset with our NOL's.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

GENERAL

    Our net income for the six months ended June 30, 2003 was $18.4 million, or $1.10 per share basic and $0.93 per share diluted, compared to $6.2 million, or $0.39 per share basic and $0.37 per share diluted for the six months ended June 30, 2002.

REVENUES

    Total revenues increased $19.4 million, to $60.6 million for the six months ended June 30, 2003, from $41.2 million for the comparable period in 2002. The increase in revenue was primarily attributable to (1) us selling a higher number of mortgage loans due to a larger amount of mortgage loans originated during the six months ended June 30, 2003, compared to the same period in 2002 (and the consequent increase in net gain on sale of mortgage loans and net origination fees and other income), and (2) an increase in our gain on sale of approximately 85 basis points for the six months ended June 30, 2003 primarily due to more favorable securitization market conditions, compared to the same period one year ago.

    We originated $671.6 million of mortgage loans for the six months ended June 30, 2003, representing a 68% increase from $400.1 million of mortgage loans originated for the comparable period in 2002. We securitized and sold $617.2 million of loans during the six months ended June 30, 2003 - securitized $595.9 million of mortgage loans and sold $21.3 million of mortgage loans on a servicing-released basis - compared to $449.1 million of loans during the same period in 2002 - securitized $375.0 million of mortgage loans and sold $74.1 million of mortgage loans on a servicing-released basis.

    Net gain on sale of mortgage loans increased $15.4 million, or 57%, to $42.5 million for the six months ended June 30, 2003, from $27.1 million for the comparable period in 2002. This increase was primarily due to (1) an increase in the amount of loans securitized and sold compared to the six months ended June 30, 2002, and (2) an increase in our weighted-average net gain on sale ratio for the six months ended June 30, 2003, and for the comparable period in 2002, of 6.88% and 6.03%, respectively, due to more favorable securitization market conditions leading to a higher net interest margin.

    Interest income decreased $0.9 million, or 13%, to $6.2 million for the six months ended June 30, 2003, from $7.1 million for the comparable period in 2002. The decrease in interest income was primarily due to a lower weighted-average interest rate on loans held for sale (and, consequently, less interest earned on these loans) during the six months ended June 30, 2003 compared to the same period in 2002 - 8.40% and 9.73%, respectively. In addition, we had lower prepayment penalties received in the six months ended June 30, 2003 compared to the same period in 2002. We also recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates totaling $2.1 million during the six months ended June 30, 2002.

    Net origination fees and other income increased $4.9 million, or 70%, to $11.9 million for the six months ended June 30, 2003, from $7.0 million for the comparable period in 2002. The increase was primarily the result of higher mortgage loan production, and consequently higher fees earned (associated with the higher loan production) during the six months ended June 30, 2003, compared to the same period in 2002.

EXPENSES

   Total expenses increased by $7.1 million, or 20%, to $41.9 million for the six months ended June 30, 2003, from $34.8 million for the comparable period in 2002. The increase was primarily related to higher payroll and related costs required to support the significant increase in our mortgage loan production.

   Payroll and related costs increased by $6.9 million, or 35%, to $26.7 million for the six months ended June 30, 2003, from $19.8 million for the comparable period in 2002. The increase was primarily the result of higher commissions paid and our higher number of employees, related to the increase in our loan production.

   Interest expense decreased by $0.5 million, or 17%, to $2.5 million for the six months ended June 30, 2003 from $3.0 million for the comparable period in 2002. The decrease was primarily due to lower warehouse financing costs arising from our lower borrowing costs - the average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds, decreased on average to 1.3% for the six months ended June 30, 2003, compared to an average of 1.8% for the same period in 2002.

   General and administrative expenses increased by $0.8 million, or 7%, to $12.8 million for the six months ended June 30, 2003 from $12.0 million for the comparable period in 2002. The increase was primarily due to an increase in expenses associated with higher loan production and ongoing expansion of our retail division. This was partially offset by lower depreciation expenses resulting from fully depreciated assets.

   We recorded a tax provision of $0.3 million, primarily related to excess inclusion income generated by our excess cashflow certificates, for the six months ended June 30, 2003 and 2002.

FINANCIAL CONDITION

JUNE 30, 2003 COMPARED TO DECEMBER 31, 2002

   Accounts receivable increased $0.5 million, or 29%, to $2.2 million at June 30, 2003, from $1.7 million at December 31, 2002. The increase is primarily due to the timing of interest on mortgage loans collected by our loan servicing provider, which is paid to us in the following period.

   Loans held for sale, net increased $37.1 million, or 109%, to $71.1 million at June 30, 2003, from $34.0 million at December 31, 2002. This asset represents mortgage loans held in inventory that we plan to sell in a whole loan sale or securitization. This increase was primarily due to the net difference between loan originations and loans securitized or sold during the six months ended June 30, 2003.

   Excess cashflow certificates, net increased $3.7 million, or 15%, to $28.3 million at June 30, 2003, from $24.6 million at December 31, 2002. This increase was primarily due to new excess cashflow certificates, totaling $6.0 million, from loans securitized during 2003, partially offset by the change in fair value of such excess cashflow certificates. Changes in fair value incorporate any change in value (accretion or reduction) in the carrying value of the excess cashflow certificates and the cash distributions we received from such excess cashflow certificates. (See "-Footnote 4 to the Notes to Consolidated Financial Statements - Excess Cashflow Certificates, Net").

   Prepaid and other assets increased $1.4 million, or 82%, to $3.1 million at June 30, 2003, from $1.7 million at December 31, 2002. This increase was primarily due to prepaid expenses associated with the pre-funding feature in our second quarter 2003 securitization transaction.

   Bank payable decreased $0.9 million, or 64%, to $0.5 million at June 30, 2003, from $1.4 million at December 31, 2002. This account represents the outstanding balance of checks issued that have not been presented to the bank for payment by individual payees.

   Warehouse financing and other borrowings increased $24.9 million, or 152%, to $41.3 million at June 30, 2003, from $16.4 million at December 31, 2002. This increase was primarily attributable to a higher amount of mortgage loans held for sale (mortgage loans held in inventory that we plan to sell in a whole loan sale or securitization) financed under our warehouse credit facilities.

   Accounts payable and accrued expense increased $1.5 million, or 12%, to $13.8 million at June 30, 2003 from $12.3 million at December 31, 2002. This increase was primarily the result of the timing of various operating accruals and payables.

   Stockholders' equity increased $17.7 million, or 60%, to $47.2 million at June 30, 2003 from $29.5 million at December 31, 2002. This increase is primarily due to our positive earnings for the six-month period.

LIQUIDITY AND CAPITAL RESOURCES

   We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We have organically increased our working capital over the last seven quarters. In the past, however, we operated generally on a negative cash flow basis. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we can continue to originate a sufficient amount of mortgage loans and generate sufficient cash revenues from our securitizations and sales of these loans to offset our current cost structure and cash uses, we believe we can continue to generate positive cash flow in 2003. However, there can be no assurance that we will be successful in this regard. To do so, we must generate sufficient cash from:

   o the premiums we receive from selling NIM and/or interest-only certificates in connection with our securitizations;

   o the premiums we receive from selling our mortgage servicing rights in connection with our securitizations;

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

   o general ongoing administrative and operating expenses, including the cost to originate loans;

   o tax payments on excess inclusion income generated from our excess cashflow certificates; and

   o  preferred stock dividends.

   Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of corporate debt (i.e., Senior Notes), issuance of equity, and the sale of interest-only certificates and/or NIM notes and mortgage servicing rights sold in conjunction with each of our securitizations to offset our negative operating cash flow and support our originations, securitizations, and general operating expenses.

   Currently, our primary sources of liquidity, subject to market conditions, continue to be:

     o  on-balance  sheet  warehouse   financing  and  other  secured  financing
        facilities, such as capital leasing;

     o securitizations of mortgage loans and our corresponding sale of NIM certificates and/or interest-only certificates, depending upon the securitization structure, and mortgage servicing rights;

     o  sales of whole loans;

     o  cash flows from retained excess cashflow certificates;

     o  distributions from the LLC;

     o  origination fees, interest income and other cash revenues; and

     o utilizing NIM securitizations and/or selling or financing our retained excess cashflow certificates.

   To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a few lenders to provide the primary credit facilities for our loan originations and at June 30, 2003, we had two warehouse facilities for this purpose. Both credit facilities have a variable rate of interest and are due to expire in May 2004. There can be no assurance that we will be able to either renew or replace these warehouse facilities at their maturities at terms satisfactory to us or at all.

   If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be materially and adversely affected.

   In addition to our common stock, we currently have the following securities outstanding:

     o Series A preferred stock having an aggregate preference of $13.9 million, for which we are required to pay a 10% annual dividend, payable semi-annually, commencing in July 2003;

     o Ten-year warrants to purchase approximately 1.3 million shares of our common stock, currently at an exercise price of $0.01 per share; and

     o Approximately $10.8 million of senior notes due 2004, paying 9.5% annual interest, payable semi-annually.

   Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. Additionally, we are required to comply with restrictive covenants in connection with our Series A preferred stock and our warrants. We believe we are in compliance with these covenants as of June 30, 2003.

   We have repurchase agreements with certain institutions that have purchased mortgage loans from us. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $2.1 million at June 30, 2003 and $2.6 million at December 31, 2002. Included in accounts payable is an allowance for recourse losses of $1.2 million at June 30, 2003 and December 31, 2002, respectively.

   In August 2003, we sold three of our excess cashflow certificates to a third party purchaser for $10.2 million, representing a slight premium to our book value at June 30, 2003. The proceeds of this sale will be used for working capital.

   We may, from time to time, if opportunities arise that we deem to be appropriate, repurchase in the open market some of our outstanding preferred stock and/or senior notes. The funds for any such repurchases would be expected to come from our existing cash. From July through August 2003, we repurchased in the open market approximately $85,000 principal amount of our 9 1/2% senior notes due 2004 at a discount to its face value. As a result, we will recognize a gain on the extinguishment of this debt in the third quarter of 2003. There is no assurance that we will effectuate any further repurchases of this debt or the terms thereof.

   Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in "-Forward Looking Statements and Risk Factors" below), we anticipate that we will have sufficient cash flows, short-term funding and capital resources to meet our liquidity obligations for at least the next 12 months.

INTEREST RATE RISK

   Our primary market risk exposure is interest rate risk. Our results of operations may be significantly affected by the level of and fluctuation in interest rates, which affect our ability to earn a spread between interest received on our loans and the costs of our borrowings, including the cost of interest rate caps, if any, that are tied to various interest rate swap maturities, LIBOR, and other interest rate spread products, such as mortgage, auto and credit card backed receivable certificates. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect our ability to originate loans. A significant decline in interest rates could increase the level of loan prepayments thereby decreasing the size of the loan servicing portfolio underlying our securitizations. To the extent excess cashflow certificates have been capitalized on our financial statements, higher than anticipated rates of loan prepayments or losses could require us to write down the value of such excess cashflow certificates, adversely impacting our earnings. In an effort to mitigate the effect of interest rate risk, we periodically review our various mortgage products and identify and modify those that have proven historically more susceptible to prepayments. However, there can be no assurance that these modifications to our product line will mitigate effectively interest rate risk in the future.

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

   Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on loans held pending sale and the interest paid by us for funds borrowed under our warehouse facility. We may, however, undertake to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. (See "--Hedging"). Fluctuating interest rates also may significantly affect the excess cash flows from our excess cashflow certificates, as the interest rate on certain of our asset-backed securities change monthly based on one-month LIBOR, but the collateral that backs such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months - which creates basis risk. (See "- Excess Cashflow Certificate, Net").

HEDGING

   We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The Standard requires that all derivative instruments be recorded in the balance sheet at their fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. There was no impact on our financial condition or results of operations upon the adoption of SFAS No. 133, as amended.

   We originate mortgage loans and then sell them through whole loan sales and securitizations. Between the time we originate the mortgage loans and sell them in the secondary market, we may hedge the risk of fluctuations in interest rates. Our risk begins subsequent to originating mortgage loans and prior to selling or securitizing such mortgage loans. Since we have a closed (and funded) mortgage loan at a specified interest rate with an expected gain at time of sale, our exposure is to a higher interest rate environment due to market conditions. A higher interest rate market implies that we will have a higher cost of funds, which decreases the net spread we would earn between the mortgage interest rate on each mortgage loan less the cost of funds. As a result, we may experience a lower gain on sale.

   The cost of funds is generally composed of two components - the benchmark interest rate, such as the LIBOR 1 month index or the interest rate swap with a similar duration and average life, and the spread or profit margin required by the investors. In the past, we had used a "Treasury Rate Lock" and 15-year Fannie Mae mortgage securities ("FNMA Securities") to hedge our cost of funds exposure. However recently, the securitizations are priced to the investor using the interest rate swaps curve. As such, our cost of funds is more closely tied to Eurodollar interest rate swaps or Eurodollar interest rate caps and, to the extent we hedge, we will likely use interest rate swaps or interest rate caps to hedge our mortgage loans in inventory pending securitization pricing. While none of the above are perfect hedges, we believe these hedging instruments will demonstrate the highest correlation to our cost of funds in the future.

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

   We did not hedge during the six month period ended June 30, 2003, or during the year ended December 31, 2002, primarily due to the considerable uncertainty in the United States economy resulting from an overall weakened economy, the depressed stock market, uncertainties in the Middle East, among other things, that have caused U.S. interest rates to remain at or near 40 year historical lows.

   By not hedging, we are more susceptible to interest rate fluctuations between the time we originate mortgage loans and the time we sell such loans:

   o If interest rates decrease between the time we originate our mortgage loans and the time we sell them, our earnings and cash proceeds may be higher at the time of sale;

   o Alternatively, if interest rates increase between the time we originate our mortgage loans and the time we sell them, our earnings and cash proceeds may be lower at the time of sale;

   o If interest rates are unchanged, our earnings may not be significantly affected.

   We will continue to review our hedging strategy in order to attempt to mitigate risk pending securitization or loan sales.

INFLATION

   Inflation most significantly affects our loan originations and values of our excess cashflow certificates, because of the substantial effect inflation can have on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk").

IMPACT OF NEW ACCOUNTING STANDARDS

   For  discussion  regarding the impact of new accounting  standards,  refer to
Note 9 of the Notes to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

   Except for historical information contained herein, certain matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (the "PSLRA") of 1995, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on a variety of important factors. A forward-looking statement may contain words such as "anticipate that," "believes," "continue to,"
"estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be," or similar words. Such statements are subject to the "safe harbor" provisions of the PSLRA. We caution readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause our actual results to differ materially from those expressed in any forward-looking statements made herein. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

   o Our ability or inability to earn a sufficient spread between our cost of funds and our average mortgage rates to generate sufficient revenues and cash flows to offset our current cost structure and cash uses;

   o The effects of interest rate fluctuations and our ability or inability to hedge effectively against such fluctuations in interest rates, the effect of changes in monetary and fiscal policies, laws and regulations, other activities of governments, agencies, and similar organizations, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation;

   o Our ability or inability to originate a sufficient amount of mortgage loans, and subsequent sale or securitization of such loans, to offset our current cost structure and cash uses;

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

   o The potential effect that possible conflicts with other sovereign nations, including the conflict in Iraq, or terrorist acts and/or threats, may have on the capital markets, and in particular the asset-backed market;

   o The effect that the adoption of new, or amendments in, federal, state or local lending laws and regulations and the application of such laws and regulations may have on our ability to originate loans within a particular area, or to ultimately sell those loans through securitization or on a whole-loan basis. Many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In some cases, the restrictions and/or costs and risks associated with complying with the laws have been so onerous that we have decided to not lend in a state (I.E., Georgia, before it was amended) or municipality (I.E., Oakland). In those cases where we continue to make mortgage loans, our costs of complying with a variety of potentially inconsistent federal, state and local laws has increased our compliance costs, as well as the risk of litigation or administrative action associated with complying with these proposed and enacted federal, state and local laws, particularly those aspects of such proposed and enacted laws that contain subjective (as opposed to objective) requirements, among other things. In addition, enacted federal, state and local laws could impact overcollateralization requirements set by the ratings agencies, which could decrease the cash proceeds we may receive from our securitizations. Moreover, regulations adopted by the Office of Thrift Supervision recently became effective that eliminated the ability of state-chartered financial institutions and bankers to charge prepayment penalties on alternative mortgages under the Federal Alternative Mortgage Transactions Parity Act, while federally-regulated entities still enjoy that right, providing a competitive disadvantage for state-chartered entities, such as Delta, in certain states with respect to alternative mortgages;

   o The effect that the FTC's Do Not Call Registry may have on our ability to utilize telemarketing to generate retail leads and originate retail loans, and our ability or inability to find alternative methods of generating retail leads and originating retail loans;

   o Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, the adoption of new, or changes in, federal, state or local lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, the adoption of new, or changes in accounting policies and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies and/or environmental compliance can lead to the loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action against us;

   o Our ability or inability to continue monetizing our existing excess cashflow certificates,

      including without limitation, selling, financing or securitizing (through NIM transactions) such assets;

   o A general economic slowdown. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers' reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market;

   o Increased competition within our markets has taken on many forms, such as convenience in obtaining a loan, customer service, marketing and distribution channels, loan origination fees and interest rates. We are currently competing with large finance companies and conforming mortgage originators, many of whom have greater financial, technological and marketing resources;

   o Unpredictable delays or difficulties in the development of new product programs;

   o The unanticipated expenses of assimilating newly-acquired businesses into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures; and

   o  Regulatory actions which may have an adverse impact on our lending.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We originate mortgage loans and then sell the mortgage loans through whole loan sales and securitizations. As a result, our primary market risk is interest rate risk. In turn, interest rates are highly sensitive to many factors, including:

   o  governmental monetary and tax policies;

   o  domestic and international economic and political considerations; and

   o  other factors beyond our control.

   Changes in the general interest rate levels between the time we originate mortgage loans and the time when we sell the mortgage loans in securitization transactions or whole loan sales can affect their value and, consequently, our net gain on sale revenue by affecting the "excess spread" between the interest rate on the mortgage loans and the interest rate paid on the pass-through certificates issued by the securitization trusts. If interest rates rise between the time we originate the loans and the time we sell the loans in a securitization transaction, the excess spread generally narrows, resulting in a loss in value of the loans and a lower net gain on sale for us. Since we close and fund mortgage loans at a specified interest rate with an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans arises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in our having higher cost of funds. This decreases both the fair value of the mortgage loans, and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the loans prior to their sale in a securitization transaction. As a result, we may experience a lower gain on sale.

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

                    10 BASIS POINT DECREASE IN                 10 BASIS POINT INCREASE IN
DESCRIPTION              INTEREST RATES             BASE              INTEREST RATES
-----------------------------------------------------------------------------------------

Securitization amount    $100,000,000             $100,000,000        $100,000,000
Net gain on sale %       5.25%                    5.00%               4.75%
Net gain                 $5,250,000               $5,000,000          $4,750,000

   The table below demonstrates the sensitivity, at June 30, 2003, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

                                       FAIR VALUE OF EXCESS      IMPACT TO
(Dollars in thousands)                 CASHFLOW CERTIFICATES      EARNINGS
                                       ---------------------      --------

Fair value as of 06/30/03:                  $ 28,301

10% increase in prepayment speed              22,859               $5,442
20% increase in prepayment speed              19,758                8,543

10% increase in credit losses                 22,235                6,066
20% increase in credit losses                 16,104               12,197

10% increase in discount rates                26,597                1,704
20% increase in discount rates                25,097                3,204

10% increase in one- & six-month LIBOR        24,635                3,666
20% increase in one- & six-month LIBOR        21,283                7,018

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

ITEM 4.  CONTROLS AND PROCEDURES

   At June 30, 2003 management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls following the date that we performed our evaluation. There were no significant deficiencies or material weaknesses identified during the course of this evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of these class actions and other litigation is summarized below.

o In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Law ss.
   349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three intervenors' properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to certain of our borrowers, in accordance with a settlement agreement entered into by and between Delta and the NYSBD. In or about October 1999 and November 1999, respectively, we and the NYSBD submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, plaintiffs filed a motion for class certification, which we opposed in February 2000, and was ultimately withdrawn without prejudice by plaintiffs in January 2001. In February 2002, we executed a settlement agreement with plaintiffs, pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We are awaiting a decision from the Court on the fairness hearing. We believe that the Court will approve the settlement, but if it does not, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

o In or about March 1999, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint seeks (a) certification of a class of plaintiffs, (b) an accounting and (c) unspecified compensatory and punitive damages (including attorneys' fees), based upon alleged (i) unjust enrichment, (ii) fraud and
   (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, we filed a motion to change venue and plaintiffs opposed the motion. In July 1999, the Court denied the motion to change venue. We appealed and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Court granted plaintiffs' motion for class certification, from which we appealed. The Appellate Court denied our appeal in December 2001. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We appealed that decision, but the appellate court denied our appeal in November 2002. We filed a motion to reargue in December 2002, which was denied by the Court in January 2003. Discovery will now continue in the lower court. We believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

o In November 1999, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York, seeking certification as a class action and alleging violations of the federal securities laws in connection with our initial public offering in 1996 and our reports subsequently filed with the Securities and Exchange Commission. The complaint alleges that the scope of the violations alleged in the consumer lawsuits and regulatory actions brought in or around 1999 indicate a pervasive pattern of action and risk that should have been more thoroughly disclosed to investors in our common stock. In May 2000, the Court consolidated this case and several other lawsuits that purportedly contain the same or similar allegations against us and in August 2000 plaintiffs filed their Consolidated Amended Complaint. In October 2000, we filed a motion to dismiss the complaint in its entirety, which was opposed by plaintiffs in November 2000, and denied by the Court in September 2001. We reached an agreement in principle with plaintiffs' counsel and our insurer to settle the action on a class-wide basis in or about August 2002 and executed a settlement agreement in January 2003 (pursuant to which we denied all wrongdoing). The Court approved the settlement at a fairness hearing in April 2003, and the settlement will be administered in the coming months.

o In or about April 2000, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that we had improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with us. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. We answered the complaint in June 2000. In March 2001, we filed a motion for summary judgment, which was opposed by plaintiffs in March 2001, and granted by the Court in June 2001. In August 2001, plaintiffs appealed the decision. In September 2002, we executed a settlement agreement with plaintiffs in which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court approved the settlement at a fairness hearing in July 2003, and the settlement will be administered in the coming months.

o In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against the LLC, Delta Funding Residual Management, Inc. ("DFRM"), and James E. Morrison (President of the LLC and DFRM), alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks (a) payment of amounts past due under our agreement with the LLC, plus interest; (b) specific performance of the LLC's obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. Although the defendants have not answered the complaint, in correspondence prior to the commencement of the lawsuit they claimed our restatement of the value of certain assets in 2001 raised questions, and created a conflict of interest, or an apparent conflict of interest under our August 2001 management agreement with the LLC and DFRM. The letter, signed by Mr. Morrison, also advised that the LLC would not make further contractually required payments to us unless and until these matters are resolved. We responded that their claims are baseless and lack merit, and that we will prosecute our claims vigorously. The defendants have until September 19, 2003 to answer.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.

   Our annual meeting of stockholders was held on May 13, 2003. At the meeting, Richard Blass and Arnold B. Pollard were elected as Class I Directors for a term of three years. Sidney A. Miller, Martin D. Payson, Hugh Miller and Margaret A. Williams continue to serve as members of the Board of Directors.

     o Votes cast in favor of Mr. Blass's selection totaled 13,238,587, while 23,080 votes were withheld.

     o Votes cast in favor of Mr. Pollard's selection totaled 13,238,587, while 23,080 votes were withheld.

   The stockholders also voted to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003. Votes cast in favor of this ratification were 13,256,102, while votes cast against were 4,300 and abstentions totaled 1,265.

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

(a)   Exhibits:

EXH.
 NO.       DESCRIPTION
 ---       ----------
10.4   --  Employment Agreement dated August 13, 2003 between the Registrant and
           Randall F. Michaels
31.1   --  Certification pursuant to Section 302 of the Sarbanes-Oxley Act 2002
31.2   --  Certification pursuant to Section 302 of the Sarbanes-Oxley Act 2002
32.1   --  Certification pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2   --  Certification pursuant to Section 906 of the Sarbanes-Oxley Act 2002


(b) Reports on Form 8-K:

      On May 1, 2003, we filed a Form 8-K containing our April 30, 2003 earnings press release.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DELTA FINANCIAL CORPORATION
                                              (Registrant)

Dated: August 13, 2003
                                       By: /S/ HUGH MILLER
                                           -------------------------------------
                                           Hugh Miller
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                       By: /S/ RICHARD BLASS
                                           -------------------------------------
                                           Richard Blass
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER