Form 10-Q
period 2003-09-30
DELTA FINANCIAL CORP
filed 2003-11-14
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the  quarterly  period ended  September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

      Indicate by checkmark  whether the  registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [x]

      As of September 30, 2003, 16,386,861 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated  Balance  Sheets  as of  September  30,  2003  and
         December 31, 2002 .................................................. 1

         Consolidated Statements of  Income for the Three and Nine Months
         Ended September 30, 2003 and September 30, 2002 .................... 2

         Consolidated  Statements of Changes in Stockholders' Equity for the
         Nine Months Ended September 30, 2003 ............................... 3

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2003 and September 30, 2002 ....... .................. 4

         Notes to Consolidated Financial Statements.......................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................. 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 38

Item 4.  Controls and Procedures ........................................... 39

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................40

Item 2.  Changes in Securities and Use of Proceeds ..........................42

Item 3.  Defaults upon Senior Securities ....................................42

Item 4.  Submission of Matters to a Vote of Security Holders ................42

Item 5.  Other Information ..................................................42

Item 6.  Exhibits and Current Reports on Form 8-K .......................... 43

Signatures ................................................................. 44

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   SEPTEMBER 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)          2003            2002
                                                   ------------     ------------
ASSETS                                             (UNAUDITED)        (AUDITED)
Cash and interest-bearing deposits                 $   3,893            3,405
Accounts receivable                                    2,049            1,700
Loans held for sale, net                             135,630           33,984
Excess cash flow certificates, net                    19,566           24,565
Equipment, net                                         2,779            2,553
Prepaid and other assets                               2,805            1,737
Deferred tax asset                                    35,743            5,600
                                                   ---------         --------
   Total assets                                    $ 202,465           73,544
                                                   =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable                                       $   1,292            1,369
Warehouse financing and other borrowings              84,372           16,352
Senior notes                                          10,757           10,844
Accounts payable and accrued expenses                 14,898           12,327
Income taxes payable                                   2,074            3,155
                                                    --------         --------
   Total liabilities                                 113,393           44,047
                                                    --------         --------

STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $.01 par value.
  Authorized 150,000 shares, 139,156 shares
  outstanding at September 30, 2003 and
  December 31, 2002                                   13,916           13,916
Common stock, $.01 par value. Authorized
  49,000,000 shares; 16,503,661 and 16,022,349
  shares issued and 16,386,861 and 15,905,549
  shares  outstanding at September 30, 2003
  and December 31, 2002, respectively                    165              160
Additional paid-in capital                            99,755           99,482
Accumulated deficit                                  (23,446)         (82,743)
Treasury stock, at cost (116,800 shares)              (1,318)          (1,318)
                                                    ---------        ---------
   Total stockholders' equity                         89,072           29,497
                                                    ---------        ---------
     Total liabilities and stockholders' equity    $ 202,465           73,544
                                                    =========        =========


         See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           2003           2002                2003           2002
                                                       -------        -------             -------        -------
REVENUES
   Net gain on sale of mortgage loans                $  24,006         15,716              66,522           42,779
   Interest                                              3,516          2,267               9,735            9,394
   Net origination fees and other income                 8,368          3,840              20,264           10,871
                                                     ---------       --------           ---------        ---------
       Total revenues                                   35,890         21,823              96,521           63,044
                                                     ---------       --------           ---------        ---------
EXPENSES
   Payroll and related costs                            16,780         10,211              43,469           29,987
   Interest expense                                      1,373          1,223               3,848            4,239
   General and administrative                            6,597          5,827              19,363           17,787
                                                     ---------       --------           ---------        ---------
       Total expenses                                   24,750         17,261              66,680           52,013
                                                     ----------      --------           ---------        ---------

Income before income
    tax benefit                                         11,140          4,562              29,841           11,031
Income tax benefit                                     (30,455)        (2,136)            (30,152)          (1,884)
                                                     ----------     ----------          ----------       ----------
       Net income                                    $  41,595          6,698              59,993           12,915
                                                     ==========     ==========          ==========       ==========

PER SHARE DATA:
Basic -weighted average number of
  shares outstanding                                  16,283,420    15,904,049           16,132,909      15,892,012
                                                     ===========    ==========          ===========      ==========
Diluted -weighted average number of
  shares outstanding                                  18,543,094    17,112,868           18,453,931      16,966,217
                                                     ===========    ==========          ===========      ==========

Net income applicable to common shares               $    41,595         6,698               59,297          12,915
                                                     ===========    ==========          ===========      ==========

Basic earnings per share - net income                $      2.55          0.42                 3.68            0.81
                                                     ===========    ==========          ===========      ==========
Diluted earnings per share - net income              $      2.24          0.39                 3.21            0.76
                                                     ===========    ==========          ===========      ==========

         See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)



                                                                     ADDITIONAL
                                             PREFERRED    CAPITAL     PAID-IN     ACCUMULATED  TREASURY
(DOLLARS IN THOUSANDS)                         STOCK       STOCK      CAPITAL       DEFICIT      STOCK     TOTAL
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002...............    $13,916       160      99,482      (82,743)     (1,318)    29,497
Stock options exercised....................          --        1         273           --          --        274
Warrants exercised.........................          --        4          --           --          --          4
Preferred stock dividends..................          --       --          --         (696)         --       (696)
Net income.................................          --       --          --       59,993          --     59,993
-----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003..............    $13,916       165      99,755      (23,446)     (1,318)    89,072
-----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                     2003                2002
                                                                         ------                ----

Cash flows from operating activities:
    Net income                                                      $     59,993         $   12,915
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
       Provision for loan and recourse losses                                 88                453
       Depreciation and amortization                                       1,245              2,585
       Deferred tax benefit                                              (30,143)                --
       Deferred origination costs                                           (534)               571
       Gain on sale of excess cashflow certificates                         (220)                --
       Excess cashflow certificates received in
          securitization transactions, net                                (5,001)            (6,470)
    Changes in operating assets and liabilities:
       Increase in accounts receivable                                      (349)              (232)
       (Increase) decrease in loans held for sale, net                  (101,112)            62,263
       Increase in prepaid and other assets                               (1,068)            (1,103)
       Increase (decrease) in warehouse lines of credit                   68,657            (66,360)
       Increase (decrease) in accounts payable and accrued expenses        2,483             (1,016)
       Decrease in income taxes payable                                   (1,081)            (2,092)
                                                                        ---------          ---------
Net cash (used in) provided by operating activities                       (7,042)             1,514
                                                                        ---------          ---------

Cash flows from investing activities:
       Proceeds on sale of excess cashflow certificates                   10,220                 --
       Purchase of equipment                                              (1,471)              (471)
                                                                        ---------          ---------
Net cash provided by (used in) investing activities                        8,749               (471)
                                                                        ---------          ---------


Cash flows from financing activities:
       Decrease in bank payable                                              (77)               (657)
       Repayments of other borrowings                                       (637)             (2,909)
       Redemption of Senior Notes                                            (87)                 --
       Cash dividends paid on preferred stock                               (696)                 --
       Proceeds from exercise of warrants                                      4                  --
       Proceeds from exercise of stock options                               274                   9
                                                                        ---------          ----------
Net cash used in financing activities                                     (1,219)             (3,557)
                                                                        ---------          ----------

Net increase (decrease) in cash and interest-bearing deposits                488              (2,514)
Cash and interest-bearing deposits at beginning of period                  3,405               6,410
                                                                        ---------          ----------
Cash and interest-bearing deposits at end of period                     $  3,893               3,896
                                                                        =========          ==========

Supplemental Information:
Cash paid during the period for:
    Interest                                                            $  4,094               2,916
                                                                        =========          ==========
    Income taxes                                                        $    853                 121
                                                                        =========          ==========

          See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

   Delta Financial Corporation (together with its subsidiaries, "Delta," "we" or the "Company") is a Delaware corporation, which was organized in August 1996.

   The accompanying unaudited consolidated financial statements include the accounts of Delta and its wholly owned subsidiaries. In consolidation, we have eliminated all significant inter-company accounts and transactions.

   We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. You should read the accompanying unaudited consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission with our most recent annual report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results for the entire year.

   We have made all adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. We have reclassified certain prior period amounts in the financial statements to conform to the current year presentation.

(2) STOCK OPTION PLANS

   We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. In April 2003, the Financial Accounting Standards Board ("FASB") announced it will, in the future, require all companies to expense the value of employee stock options but has not decided how to measure the fair value of the options. As a result, the financial statement impact of stock option expensing is not known at this time. The following table illustrates the effect on net income if the fair-value-based method had been applied:

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                              -------------------       -----------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)      2003         2002         2003        2002
-----------------------------------------------------------------------------------------
Net income, as reported                       $41,595      6,698        59,993     12,915
=========================================================================================
Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method for
   all awards, net of tax                         125        117          360        352
-----------------------------------------------------------------------------------------
Pro forma net income                          $41,470      6,581        59,633     12,563
=========================================================================================

Earnings per share:
Basic - as reported                             $2.55       0.42         3.68       0.81
Basic - pro forma                               $2.55       0.41         3.65       0.79
Diluted - as reported                           $2.24       0.39         3.21       0.76
Diluted - pro forma                             $2.24       0.38         3.19       0.74

(3)   LOANS HELD FOR SALE, NET

   Our inventory consists of first and second mortgages, which had a weighted-average interest rate of 7.55% per annum at September 30, 2003 and 8.45% per annum at December 31, 2002. These mortgages are being held, at the lower of their cost or their estimated fair value, for future sale. Certain of these mortgages are pledged as collateral for a portion of our warehouse financing and other borrowings. Mortgages are payable in monthly installments of principal and interest and have maturities varying from five to thirty years.

    Loans held for sale, net, are summarized as follows:

(DOLLARS IN THOUSANDS)            September 30, 2003       December 31, 2002
------------------------------------------------------------------------------
Loans held for sale                $   135,281                $  34,170
Net deferred origination cost              784                      249
Valuation allowance                       (435)                    (435)
------------------------------------------------------------------------------
Loans held for sale, net           $   135,630                $  33,984
------------------------------------------------------------------------------

(4)   EXCESS CASHFLOW CERTIFICATES, NET

   The activity related to our excess cashflow certificates, net is as follows:

(DOLLARS IN THOUSANDS)                            September 30, 2003        December 31, 2002
---------------------------------------------------------------------------------------------
Balance, beginning of year                         $   24,565                   16,765
New excess cashflow certificates                        6,941                   10,499
Cash received from excess cashflow certificates        (3,705)                  (2,588)
Excess cashflow certificates sold                     (10,000)                    --
Net accretion of excess cashflow certificates           1,765                    1,974
Fair value adjustments                                   --                     (2,085)
---------------------------------------------------------------------------------------------
Balance, end of period                             $   19,566                   24,565
---------------------------------------------------------------------------------------------

(5) DEFERRED TAX ASSET

   As of September 30, 2003, we carried a net deferred tax asset of $35.7 million (assuming a 39% effective tax rate) on our consolidated financial statements. Our deferred tax asset is comprised primarily of Federal and State net operating losses, or "NOLs," net of the tax impact.

   At September 30, 2003, we reversed a valuation allowance that we had established in 2000 against our deferred tax asset. As of December 31, 2002, we had a gross deferred tax asset of $48.0 million, a gross deferred tax liability of $0.1 million and a valuation allowance of $42.3 million. Management and the Audit Committee of the Board of Directors believed that the reversal was appropriate at this time principally because of our eight consecutive quarters of profitability and positive cash flow, together with the planned retirement of all our long-term unsecured debt. We have recorded minimal taxes in our results of operations over the prior seven quarters - from the fourth quarter of 2001 through the second quarter of 2003 - as a result of the valuation allowance against our deferred tax asset, which was primarily generated by net operating losses in 2000 and 2001.

   Our deferred tax asset of $35.7 million consists primarily of (1) NOLs, net of tax, totaling $27.0 million, which can be used to offset the tax liability generated from approximately $69.2 million of pre-tax income (the NOLs will be expiring in 2021), and (2) the excess of the tax basis over book basis on our excess cashflow certificates, net of tax, of $6.9 million.

(6)   WAREHOUSE FINANCING AND OTHER BORROWINGS

   At September 30, 2003 and December 31, 2002, we had two warehouse credit facilities providing for aggregate borrowings of $400.0 million. In May 2003, we extended one of our warehouse lines of credit and allowed the second warehouse line of credit to expire, replacing it with a new $200 million warehouse line of credit from a new creditor. Both warehouse lines of credit are due to expire in May 2004, have floating interest rates based on the one-month London Inter-Bank Offered Rate ("LIBOR") + 1.125%, and are collateralized by specific mortgage loans, the balances of which are equal to or greater than the outstanding balances under the line at any point in time. Available borrowings under these lines are based on the amount of the collateral pledged.

   The following table summarizes certain information regarding warehouse financing and other borrowings at the respective dates:

(DOLLARS IN MILLIONS)

                                                                      BALANCE
                             Facility                                 -------               Expiration
Facility Description          Amount             Rate           9/30/03   12/31/02             Date
-------------------------------------------------------------------------------------------------------
Warehouse line of credit      $200.0       LIBOR + 1.125%       $ 76.8      --                 May 2004
Warehouse line of credit      $200.0       LIBOR + 1.125%          5.6      n/a                May 2004
Warehouse line of credit        n/a        LIBOR + 1.125%          n/a     13.8                May 2003
Capital leases                  n/a        3.76% - 12.50%          2.0      2.6   Oct. 2003 - July 2006
-------------------------------------------------------------------------------------------------------
Total                                                           $ 84.4    16.4
-------------------------------------------------------------------------------------------------------

   Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with these covenants as of September 30, 2003.

   In October 2003, our warehouse financing providers increased their commitment amounts, and lowered the financing rates, and one provider extended a maturity date, as shown below:

                             Updated Facility     Updated         Expiration
Facility Description              Amount           Rate              Date
------------------------------------------------------------------------------
Warehouse line of credit          $250.0        LIBOR + 1.00%      May 2004
Warehouse line of credit          $250.0        LIBOR + 1.00%    October 2004

(7)  EARNINGS PER SHARE

   The following is a reconciliation of the denominators used in the computations of basic and diluted Earnings Per Share ("EPS"). The numerator for calculating both basic and diluted EPS is net income available to common shareholders.

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -------------------            -------------------
 (DOLLARS IN THOUSANDS, EXCEPT EPS DATA)               2003          2002             2003          2002
-----------------------------------------------------------------------------------------------------------
Net income                                         $ 41,595         6,698           59,993        12,915
Less preferred stock dividends                           --            --              696            --
-----------------------------------------------------------------------------------------------------------
Net income available to common shareholders          41,595         6,698           59,297        12,915

Basic - weighted-average shares                  16,283,420    15,904,049       16,132,909    15,892,012
Basic EPS                                             $2.55          0.42             3.68          0.81

Basic - weighted-average shares                  16,283,420    15,904,049       16,132,909    15,892,012
Incremental shares-options                        2,259,674     1,208,819        2,321,022     1,074,205
-----------------------------------------------------------------------------------------------------------
Diluted - weighted-average shares                18,543,094    17,112,868       18,453,931    16,966,217
Diluted EPS                                           $2.24          0.39             3.21          0.76
-----------------------------------------------------------------------------------------------------------

(8) WARRANTS

   In December 2000, as part of our first exchange offer, we issued warrants to purchase 1,569,193 shares of our common stock, at an initial exercise price of $9.10 per share, subject to adjustment. In December 2002, the exercise price for the warrants was adjusted to $0.01 per share in accordance with the terms of the warrant agreement pursuant to which the warrants were granted. During the nine months ended September 30, 2003, 378,612 warrants were exercised. At September 2003, warrants to purchase 1,190,581 shares of common stock were outstanding.

   In October 2003, 483,791 warrants were exercised and 706,790 warrants remained unexercised. Following our redemption, on October 30, 2003, of the Senior Notes issued on December 21, 2000, all unexercised warrants expired pursuant to their terms.

(9) REDEMPTION OF 9.5% SENIOR NOTES DUE AUGUST 2004

   On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% Senior Notes due August 2004. The aggregate redemption price, including principal and accrued interest, was approximately $11.0 million. We used our existing cash to fund the redemption.
                                       8

   Unexercised warrants issued in connection with Delta's 9.5% Senior Notes due 2004 under the Indenture Agreement of December 21, 2002 expired pursuant to their terms (See Note No. 8 "Warrants").

(10) PREFERRED STOCK - SERIES A

   In August 2001, as part of our second exchange offer, the holders of approximately $139.2 million (of the initial $150.0 million) principal amount of our 9.5% Senior Notes due 2004 exchanged their notes for, among other interests, 139,156 shares of our newly issued Series A preferred stock, having an aggregate preference amount of $13.9 million.

   Holders of the Series A preferred stock are entitled to receive cumulative preferential dividends at the rate of 10% per annum of the preference amount, payable in cash semi-annually on the first business date of January and July. On June 30, 2003, we paid $695,780 for the first dividend payment to the Series A holders due on July 1, 2003.

(11) IMPACT OF NEW ACCOUNTING STANDARDS

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatory redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Management does not expect that the provisions of SFAS No. 150 will impact our results of operations or financial condition.

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

    In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities," which is an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to various interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not expect that the provisions of FIN No. 46 will impact our results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT AND IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE "-FORWARD LOOKING STATEMENTS AND RISK FACTORS" BELOW.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

   EXCESS CASHFLOW CERTIFICATES. Our excess cashflow certificates primarily consist of the right to receive the future excess cash flows from pools of securitized mortgage loans. These future excess cash flows generally consist of:

   o The positive difference between the interest paid on the underlying mortgage loans and the interest paid on the pass-through certificates sold to investors in the securitization which, when we sell net interest margin ("NIM") notes - in a simultaneous transaction to the underlying securitization - is only received after the NIM notes are paid in full;

   o In most of our securitizations, prepayment penalties received from borrowers who pay off their loans generally within the first few years of their lives (which, when we sell NIM notes, is only received after the NIM notes are paid in full); and

   o Additional mortgage loans pledged as collateral in excess of the principal amount of bonds issued and outstanding; the "overcollateralization" or "O/C" is designed to provide additional assurance that the securities sold in the securitization will be paid according to their terms (and which we describe in greater detail under "-Securitizations").

   The excess cash flows we receive are highly dependent upon the interest rate environment, because "basis risk" exists between the securitization trust's assets and liabilities. For example, in each of the securitizations that we issued since 2002, the interest cost of the pass-through certificates sold to investors is indexed against one-month LIBOR - as such, each month, the interest rate received by the pass-through certificate holders, from the securitization trust may adjust upwards or downwards as one-month LIBOR changes (liability) - while the majority of the underlying mortgage loans in the securitization trust have a fixed note rate for at least two to three years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, respectively, which in turn will increase or decrease the value of our excess cashflow certificates.

   In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust at our expense, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are anticipated to be outstanding.

   The accounting estimates we use to value excess cashflow certificates are a "critical accounting estimate" because they can materially affect our net income. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and published forward LIBOR curves to value future expected excess cash flows. We believe that the value of our excess cashflow certificates is fair, but can provide no assurance that future prepayment and loss experience, changes in LIBOR or changes in their required market discount rate will not require write-downs of our excess cashflow certificate asset. We have written down the value of our excess cashflow certificates in the past. Write-downs would reduce our income in future periods.

GENERAL

   Delta Financial Corporation (together with its subsidiaries, "Delta," "we" or the "Company") is a specialty consumer finance company that originates, securitizes and sells non-conforming mortgage loans, which are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 21-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for such purposes as debt consolidation, refinancing, education and home improvements.

   Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which is a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, and prior to the time we sell the loan, we either finance the loan by borrowing under a warehouse line of credit or self-fund it. Second, we sell loans, either through securitization or on a whole loan basis, to generate cash and non-cash revenues, recording the premiums received as revenues. We use the proceeds from these sales to repay our warehouse lines of credit and for working capital.

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

    INDEPENDENT MORTGAGE BROKER (WHOLESALE) CHANNEL. Through our wholesale distribution channel, we originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans in 26 states, through a network of approximately 1,500 brokers. The broker's role is to source the business, identify the applicant, assist in completing the loan application, and to process the loans, which includes the gathering necessary information and documents, and serving as the liaison between us and the borrower through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions that we impose as the lender, lend the money to the borrower. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers - for which they charge a broker fee that is commensurate with their services - originating loans through our broker network is designed to allow us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations.

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

   For the three months ended September 30, 2003, we originated $524.8 million of loans, an increase of 145% over the $214.4 million of loans originated in the comparable period in 2002. Of these amounts, approximately $314.8 million were wholesale loans and $210.0 million were retail loans, compared to $126.7 million and $87.7 million, respectively, during the three months ended September 30, 2002. Loan production in the third quarter of 2003 increased 51% from $348.2 million of mortgage loan originations in the second quarter of 2003. Our second quarter 2003 loan production consisted of $194.7 million of wholesale loans and $153.5 million of retail loans.

   POOLING OF LOANS PRIOR TO SALE. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time - generally, not more than three months - long enough so we can pool enough loans to sell them either through a securitization or as whole-loans. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditor for providing us with financing.

   SALE OF LOANS. We derive the substantial majority of our revenues and cash flows from selling mortgage loans through one of two outlets: (i) securitization, which involves the public offering by a securitization trust of asset-backed pass-through securities (and related interests including securitization servicing rights on newly-originated pools of mortgage loans); and (ii) whole loan sales, which includes the sale of pools of individual loans to institutional investors, banks and consumer finance-related companies on a servicing released basis. We select the outlet depending on market conditions, relative profitability and cash flows. We generally realize higher gain on sale when we securitize loans than we do when we sell whole loans. We apply the proceeds from securitizations and whole loan sales to pay down our warehouse lines of credit - in order to make available capacity under these facilities for future funding of mortgage loans - and utilize any additional funds for working capital.

   We expect to continue to use a combination of securitizations and whole loan sales, with the amounts of each dependent upon conditions in the marketplace and our goal of maximizing earnings and liquidity.

   The following table sets forth certain information regarding loans sold through our securitizations and on a whole loan basis during the quarter ended September 30, 2003 (dollars in thousands):

                                                   AMOUNT      PERCENTAGE
                                               -----------------------------
       Loan securitizations                      $ 448,246         97%
       Whole loan sales                             12,242          3%
                                               -----------------------------
       Total securitizations and loans sold      $ 460,488        100%
                                               =============================

   SECURITIZATION. When we securitize loans, we create securitization trusts in the form of off-balance sheet qualified special purpose entities, or QSPEs. These trusts are established for the limited purpose of buying our mortgage loans. Typically once each quarter, we pool together loans, and sell these loans to a newly formed securitization trust. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts. These entities represent qualified special purpose entities and are therefore not consolidated for financial reporting purposes in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

   The securitization trust raises money to purchase the mortgage loans from us by selling securities to the public. These securities, known as "asset-backed pass-through securities," are secured, or backed, by the pool of mortgage loans purchased by the securitization trust from us. These asset-backed securities, or senior certificates, which are usually purchased for cash by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust.

   The securitization trust issues senior certificates, which entitle the holders of these senior certificates to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. Depending upon the structure, the securitization trust may also issue interest-only certificates, which entitle the holders to receive payments of interest at a pre-determined rate over a fixed period of time. The securitization trust also issues a subordinate certificate or BIO certificate (referred to as an excess cashflow certificate), and a P certificate. Each month, the P certificate holder is entitled to receive prepayment penalties received from borrowers who payoff their loans early in their life.

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

    o fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates; and

    o fifth, to pay interest on the related pass-through certificates that was not paid because of the imposition of a cap on their pass-through rates - these payments being called basis risk shortfall amounts.

   The overcollateralization provision is a credit enhancement that is designed to protect the securities sold to the securitization pass-through investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, overcollateralization is when the amount of collateral (I.E., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Historically, we built up the O/C typically over the first 18 to 24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. Beginning in our 2002 securitizations, we created the O/C by initially selling pass-through securities totaling approximately 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we create the full amount of the O/C required by the trust at the time we complete the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, we sell approximately $98.5 million in senior pass-through certificates. Prior to our 2002 securitization transactions, we typically issued pass-through certificates for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of these certificates, depending upon the structure we use for the securitization.

   The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors including (1) characteristics of the mortgage loans sold to the trust, such as credit scores and loan-to-value ratios; (2) the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through certificate holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fee, if any; and (3) the structure of the underlying securitization (E.G., issuing BBB- certificates creates greater credit enhancement in the securitization transaction, which generally results in a lower O/C).

   Our securitizations have typically required an O/C of between 1.20% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. In our securitizations prior to 2002, after the O/C requirement is reached, the cash flows from the excess cashflow certificates are then distributed to us as the holder of the excess cashflow certificates, in accordance with the "waterfall" described above. Over time, if the cash collected during the periods exceeds the amount necessary to maintain the required O/C and all other required distributions have been made, and there is no shortfall in the related required O/C, the excess is paid to us as holder of the excess cashflow certificate.

   We began utilizing a new securitization structure in 2002, in which we sold a net interest margin certificate, or NIM, in lieu of selling an interest-only certificate in each of our 2002 securitizations. In each of our 2003 securitizations, we continued utilizing the NIM structure in addition to selling an interest-only certificate. The NIM is generally structured where we sell the excess cashflow certificate and P certificate to a QSPE or owner trust. This owner trust is referred to as a "NIM trust." The NIM trust in turn issues (1) interest-bearing NIM note(s) (backed by the excess cashflow certificate and P certificate), and (2) a NIM owner trust certificate evidencing ownership in the NIM trust. We sell the excess cashflow certificate and P certificate without recourse, except that we provide normal representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and the proceeds from the sale of the note(s), together with an owner trust certificate that is subordinate to the note(s), represent the consideration to us for the sale of the excess cashflow certificate.

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

   As part of a NIM transaction, we were required to "fully fund" the O/C at closing - as opposed to having it build up over time as we had in past securitizations - which is why we sold senior pass-through certificates totaling approximately 1.5% less than the collateral in the securitization trust. We use a portion of the proceeds we receive from selling NIM note(s) to make up for the difference between (1) the principal amount of the mortgage loans sold and (2) the proceeds from selling the senior pass-through certificates.

   In our third quarter 2003 securitization, we derived the following economic interests:

    o we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust, to which we sold the excess cashflow certificates;

    o we received a cash purchase price from the sale of two interest-only certificates, which entitle the holders to receive payments of interest at a pre-determined rate and over a fixed period of time - I.E., 11 months and 27 months in this case;

    o we received a cash premium from selling the right to service the loans that we securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees, including prepayment penalties for certain securitization servicing rights we previously sold, in such capacity;

    o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by excess cashflow certificates are received over time, under GAAP, we must report as income at the time of the securitization the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on:

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

       (4) a discount rate;

      While we retained an excess cashflow certificate on our $435 million securitization completed in the quarter ended September 30, 2003, we did not record it as an asset and corresponding revenue item due to the securitization structure we used to maximize cash revenues. Historically, in our securitizations, we have sold pass-through certificates with credit ratings from the rating agencies that were rating the securitization transactions ranging from AAA to BBB. In our securitization completed in the third quarter, we issued a limited principal amount of certificates rated BBB-. This structure reduced the amount of overcollateralization required, compared to a structure without a BBB- certificate, because the BBB- certificate replaces credit enhancement that would have otherwise been achieved solely through overcollateralization and the corresponding excess cashflow certificate. Had we not sold a BBB- certificate, the same credit enhancement would have been produced through a higher overcollateralization, which would have correspondingly led to a higher valued excess cashflow certificate. The BBB- certificate made possible a lower upfront overcollateralization than if we did not sell a BBB-certificate, which, in turn, resulted in our receiving higher cash proceeds from the securitization, as the senior certificates represent a larger percentage of the aggregate value of the mortgage loans sold - E.G., a 1.2% O/C results in $98.8 million of certificates being sold against every $100 million of mortgage loans purchased by the securitization trust, whereas a 2.2% O/C results in $97.8 million of certificates being sold against every $100 million of mortgage loans purchased by the securitization trust. Hence, the lower the upfront overcollateralization, the greater the upfront cash proceeds received. As a result of the cash flow needed to pay the interest on and principal amount of BBB- rated certificates, coupled with less overcollateralization and based upon our gain on sale assumptions, we ascribed no value to the excess cashflow certificate that we retained in this quarter's securitization. However, if the loans underlying this securitization transaction perform better than our expectations, we will recognize excess cash flows from the excess cashflow certificate and record the cash and interest income as received. As with all of our most recent securitization structures, we will not receive excess cash flows, if any, from the excess cashflow certificate until the NIM note is paid off in full.

   At the time we completed the securitization in the third quarter of 2003, we recognized as revenue each of the economic interests described above, which were recorded as net gain on sale of mortgage loans in our consolidated statement of income.

   The gain on sale we recorded and cash we received from our securitizations in the third quarter of 2003 and 2002 is summarized below. "Loans Sold" is the principal amount of loans actually transferred to the securitization trusts during the period.

                                                                         THIRD QUARTER
   GAIN ON SALE                                                         2003        2002
   ------------                                                         ----        ----

   Loans Sold (in thousands)                                          $448,246    $200,000

   NIM Proceeds, Net of Up Front Overcollateralization                  3.76 %      6.19 %
      Interest-Only Certificate Proceeds                                1.08 %        -
      Excess Cashflow Certificate (owner trust certificate)(1)          0.22 %      1.00 %
      Mortgage Servicing Rights                                         0.60 %      0.85 %
      Less:  Transaction Costs                                         (0.46)%     (0.63)%
                                                                       ------      -------
           Net Gain on Sale Recorded                                    5.20 %      7.41 %
                                                                       ======      =======

   CASH RECEIVED
      NIM Proceeds, Net of Up Front Overcollateralization               3.76 %      6.19 %
      Interest-Only Certificate Proceeds                                1.08 %        -
      Mortgage Servicing Rights                                         0.60 %      0.85 %
      Less: Transaction Costs                                          (0.46)%     (0.63)%
                                                                       ------      -------
      Cash at Closing                                                   4.98 %      6.41 %
                                                                       ======      =======

  (1) We did not record an excess cashflow certificate on our $435 million securitization in the third quarter of 2003 due to the securitization structure we used (see "-Excess Cashflow Certificates"). The 0.2% excess cashflow certificate above represents the excess cashflow certificate recorded on the loans delivered to the securitization trust in July 2003 relating to our securitization in the second quarter of 2003.

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

   WHOLE LOAN SALES. We also sell loans, without retaining the right to service the loans, in exchange for a cash premium. The premiums we receive from the loan sales are recorded as revenue at the time of sale under net gain on sale of mortgage loans. The cash premiums ranged between 4.1% and 5.5% (prior to reserve) of the principal amount of mortgage loans sold in the third quarter of 2003.

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

    o distributions from Delta Funding Residual Exchange Company LLC (the "LLC"), a limited liability company (unaffiliated to us). We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter due to a dispute with the LLC and the President of the LLC, which has led us to commence a lawsuit to recover all of the amounts due to us. (See "Part II, Item 1-Litigation"); and

    o miscellaneous interest income, including prepayment penalties received on certain of the loans we sold in securitizations prior to 2002.

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

   At the time each securitization transaction closes, we determine the present value of the related excess cashflow certificates (which, in the securitizations we have issued since 2002, includes NIM owner trust certificates, and the underlying BIO certificates and P certificates), using certain assumptions we make regarding the underlying mortgage loans. The excess cashflow certificate is then recorded on our consolidated financial statements at an estimated fair value. Our estimates primarily include the following:

     o future rate of prepayment of the mortgage loans - the expected amount of prepayments on the mortgage loans due to the underlying borrowers paying off their mortgage loan prior to the loan's expected maturity;

     o credit losses on the mortgage loans - our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans because the excess cashflow certificates are subordinated to all other securities issued by the securitization trust. Consequently, any losses sustained on mortgage loans comprising a particular securitization trust are first absorbed by the excess cashflow certificates;

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

   In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

  (A) PREPAYMENTS. We base our prepayment rate assumptions upon our ongoing analysis of the performance of the mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types because it has been our experience that different loan product types exhibit different prepayment patterns. Generally, our loans can be grouped into two loan products - fixed-rate loans and adjustable-rate loans. With fixed-rate loans, an underlying borrower's interest rate remains fixed throughout the life of the loan. Our adjustable-rate loans are a "hybrid" between fixed- and adjustable-rate loans, in that the interest rate generally remains fixed, typically for the first two or three years of the loan, and then adjusts, typically every six months thereafter. Within each product type, factors other than interest rate can affect our prepayment rate assumptions. These factors include:

      o whether or not a loan contains a prepayment penalty - an amount that a borrower must pay to a lender if the borrower prepays the loan within a certain time after the loan was originated. Loans containing a prepayment penalty typically are not repaid as quickly as those without a penalty;

      o as is customary in our industry with adjustable-rate mortgage loans, the introductory interest rate we charge to the borrower is artificially lower, between one and two full percentage points, than the rate for which the borrower would have otherwise qualified. Generally, once the interest rate begins to adjust, the interest rate payable on that loan increases, at times fairly substantially. This interest rate increase can be exacerbated if there is an absolute increase in interest rates. As a result of these increases and the potential for future increases, adjustable rate mortgage loans typically are more susceptible to early prepayments.

      There are several reasons why a loan may prepay prior to its maturity, including but not limited to:

      o  a decrease in interest rates;

      o improvement in the borrower's credit profile, which may allow the borrower to qualify for a lower interest rate loan;

      o competition in the mortgage market, which may result in lower interest rates being offered to the borrower;

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

      If mortgage loans prepay faster than anticipated, we will earn less income in connection with the mortgage loans and receive less excess cash flow in the future because the mortgage loans have paid off. Conversely, if mortgage loans prepay at a slower rate than anticipated, we earn more income and more excess cash flow in the future, subject to the other factors that can affect the cash flows from, and our valuation of, the excess cashflow certificates.

  (b) DEFAULT RATE. At September 30, 2003 and 2002, on each newly issued securitization, we apply a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the "first-loss" piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flows from, and our valuation of, the excess cashflow certificates.

  (c) LIBOR FORWARD CURVE. The LIBOR forward curve is used to project future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the one-month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (a fixed rate of interest for either the first 24 or 36 months then a nine-month variable rate of interest thereafter using the six-month LIBOR index). A significant portion of our loans are fixed-rate mortgages, and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will, impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flows than expected in the future, subject to the other factors that can affect the cash flows from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flows than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased, on behalf of the NIM owner trust, an interest rate cap for the benefit of the NIM noteholder(s), which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

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

      We utilized a discount rate of 15% at September 30, 2003 and 2002 on all excess cashflow certificates.

   During the nine months ended September 30, 2002, we recorded a charge to interest income to reflect a fair value adjustment to our excess cashflow certificates, totaling $2.1 million, relating to the timing of excess cash flows that are to be received by our excess cashflow certificates after the release or "stepdown" of the overcollateralization account.

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

   In volatile markets, like those we have experienced over the past several quarters, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period over which the uncertainty will exist, the greater the potential volatility for our valuation assumptions and the fair value of our excess cashflow certificates.

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

   In August 2003, we sold three of our excess cashflow certificates, which had a $10.0 million carrying (book) value in the aggregate, for $10.2 million in cash. We recorded the premium earned from the sale in interest income, and reduced the value of our excess cashflow certificates on our balance sheet accordingly. The net impact was an increase to interest income of $0.2 million in the quarter ended September 30, 2003.

DEFERRED TAX ASSET

   As of September 30, 2003, we carried a net deferred tax asset of $35.7 million (assuming a 39% effective tax rate) on our consolidated financial statements. Our deferred tax asset is comprised primarily of Federal and State net operating losses, or "NOLs," net of the tax impact.

   At September 30, 2003, we reversed a valuation allowance that we had established in 2000 against our deferred tax asset. As of December 31, 2002, we had a gross deferred tax asset of $48.0 million, a gross deferred tax liability of $0.1 million and a valuation allowance of $42.3 million. Management and the Audit Committee of the Board of Directors believed that the reversal was appropriate at this time principally because of our eight consecutive quarters of profitability and positive cash flow, together with the planned retirement of all our long-term unsecured debt. We have recorded minimal taxes in our results of operations over the prior seven quarters - from the fourth quarter of 2001 through the second quarter of 2003 - as a result of the valuation allowance against our deferred tax asset, which was primarily generated by net operating losses ("NOLs") in 2000 and 2001.

   The reversal of the valuation allowance has two significant effects:

       o First, we have recorded additional income equal to the amount of the valuation allowance reversal in the third quarter (which was partially offset by a change in our effective tax rate) reflected in our statement of income in the line item income tax benefit.

       o Second, going forward, our financial statements will reflect an effective income tax rate of 39%, even though we expect to continue to pay only minimal cash taxes (either alternative minimum tax ("AMT") or excess inclusion income tax, as well as minimal state taxes) until our net operating losses are fully utilized.

   Our deferred tax asset of $35.7 million consists primarily of (1) NOLs, net of tax, totaling $27.0 million, which can be used to offset the tax liability generated from approximately $69.2 million of pre-tax income (the NOLs will be expiring in 2021), and (2) the excess of the tax basis over book basis on our excess cashflow certificates, net of tax, of $6.9 million.

NON-GAAP PRESENTATION

   At September 30, 2003, we reversed a deferred tax asset valuation allowance, which we established in 2000. Management and the Audit Committee of the Board of Directors believed that the reversal was appropriate at this time principally in light of our eight consecutive quarters of profitability and positive cash flow, together with our plan to redeem all of our long-term unsecured debt. We have recorded minimal taxes in our results of operations over the prior seven quarters - from the fourth quarter of 2001 through the second quarter of 2003 - as a result of the valuation allowance against our deferred tax asset, which was primarily generated by net operating losses in 2000 and 2001. The reversal of the valuation allowance has two significant effects:

   o First, we have recorded additional income equal to the amount of the valuation allowance reversal in the third quarter (which was partially offset by a change in our effective tax rate) reflected in our income statement in the line-item income tax benefit;

   o Second, in the future, our financial statements will reflect an effective income tax rate of 39%, even though we expect to continue to pay only minimal cash taxes (either alternative minimum tax ("AMT") or excess inclusion income tax, as well as minimal state taxes) until our net operating losses are fully utilized.

   Because the foregoing effects of the reversal of the deferred tax asset valuation allowance may make it difficult for investors to make a meaningful period-over-period comparison, we have provided a Non-GAAP presentation in addition to our actual results to assist our investors. The Non-GAAP presentation excludes income produced by the reversal of the valuation allowance in the third quarter of 2003 and an income tax benefit in the third quarter of 2002, as well as expense related to a change in our effective tax rate recorded in the third quarter of 2003.

                   NON-GAAP EARNINGS RECONCILIATION TABLE
-------------------------------------------------------------------------------------
               (DOLLARS IN THOUSANDS, EXCEPT PER DILUTED EPS)
-------------------------------------------------------------------------------------
                                              Three Months Ended    Nine Months Ended
                                                 September 30,        September 30,
                                                2003      2002        2003     2002
                                             ----------------------------------------
Net income, as reported                      $ 41,595    6,698       59,993   12,915
Less: income tax benefit                      (30,455)  (2,136)     (30,152)  (1,884)
Less:  AMT/Excess Inclusion Income Tax           (268)     (64)        (571)    (316)
Non-GAAP net income                          $ 10,872    4,498       29,270   10,715

DILUTED EPS:
------------
Net income per diluted share, as reported    $   2.24     0.39         3.21     0.76
Non-GAAP EPS                                     0.59     0.26         1.55     0.63
-------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

GENERAL

   Our net income for the three months ended September 30, 2003 was $41.6 million, or $2.55 per share basic and $2.24 per share diluted, compared to $6.7 million, or $0.42 per share basic and $0.39 per share diluted, for the three months ended September 30, 2002. The increase in net income was primarily due to an income tax benefit of $30.5 million, or $1.64 per diluted share, in addition to overall higher revenues resulting from significantly higher loan production. The income tax benefit was the result of the reversal of the valuation allowance as well as expense related to a change in our effective tax rate recorded in the third quarter of 2003. Net income for 2002 was also increased due to an income tax benefit of $2.2 million, or $0.13 per diluted share.

REVENUES

   Total revenues increased $14.1 million, or 65%, to $35.9 million for the three months ended September 30, 2003, from $21.8 million for the comparable period in 2002. The increase in revenue was primarily attributable to our originating and selling a larger number of mortgage loans during the period ended September 30, 2003 compared to the same period in 2002, and the consequent increase in net gain on sale of mortgage loans and net origination fees and other income. This increase was partially offset by a decrease to our gain on sale margin of approximately 2% for the quarter ended September 30, 2003, primarily due to compression of our net interest margin resulting from lower interest rates on our mortgage loans and an increase in the costs of the interest rate caps purchased for the benefit of the securitization trusts due to an increase in the forward (projected) 1 month LIBOR curve, compared to the same period in 2002.

   We originated $524.8 million of mortgage loans for the three months ended September 30, 2003, representing a 145% increase from $214.4 million of mortgage loans originated for the same period in 2002. During the three months ended September 30, 2003, we securitized $448.2 million of mortgage loans and sold $12.2 million of mortgage loans as whole loans compared to securitizing $200.0 million of mortgage loans and selling $18.5 million of mortgage loans as whole loans during the same period in 2002.

   NET GAIN ON SALE OF MORTGAGE LOANS. Net gain on sale of mortgage loans equals:

    (1)  the sum of:

         (a) the cash purchase price we receive in connection with selling in connection with our securitization(s) in a particular period: (i) a NIM note, net of the overcollateralization amount and interest rate cap cost and/or (ii) an interest-only certificates;

         (b) the fair value of the excess cashflow certificates we retain in a securitization for each period;

         (c) the cash premium received from selling mortgage servicing rights in connection with each securitization; and

         (d) the  cash   premium   earned   from   selling   whole  loans  on  a
             servicing-released basis,

    (2)  less the (i) costs associated with securitizations, (ii) any hedge loss
         (gain) associated with a particular securitization and (iii) any loss associated with whole loans sold at a discount.

   Net gain on sale of mortgage loans increased $8.3 million, or 53%, to $24.0 million for the three months ended September 30, 2003, from $15.7 million for the comparable period in 2002. This increase was primarily due to an increase in loans securitized and sold to $460.4 million, compared to $218.5 million in the third quarter of 2002. This increase was partially offset by a decrease to our gain on sale margin of approximately 2% for the quarter ended September 30, 2003, primarily due to compression of our net interest margin resulting from lower interest rates on our mortgage loans and an increase in the costs of the interest rate caps purchased for the benefit of the securitization trusts due to an increase in the forward (projected) one-month LIBOR curve, compared to the same period in 2002. Our weighted average net gain on sale margin was 5.2% for the three months ended September 30, 2003 compared to 7.2% for the comparable period in 2002. The weighted-average net gain on sale margin is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

   INTEREST. Interest income primarily represents the sum of:

     (1) the gross interest we earn on loans held for sale;

     (2) the cash we receive from our excess cashflow certificates;

     (3) the non-cash mark-to-market or non-cash valuation adjustments (up or down) to our excess cashflow certificates to reflect changes in fair value (including sales of our excess cashflow certificates for other than their carrying value);

     (4) cash interest earned on bank accounts; and

     (5) miscellaneous interest income, including prepayment penalties received on certain of our securitizations prior to 2002.

   Interest income increased $1.2 million, or 52%, to $3.5 million for the three months ended September 30, 2003, from $2.3 million for the comparable period in 2002. The increase in interest income is due to the higher average loan balance on the loans we originated and held for sale and due to the $220,000 gain we received on the sale of our three excess cashflow certificates, partially offset by the lower weighted-average interest rate on loans held for sale and lower prepayment penalties received in the third quarter of 2003, compared to the same period in 2002.

   NET ORIGINATION FEES AND OTHER INCOME. Origination fees represent the sum of:

     (1) fees earned on broker and retail originated loans,

     (2) distributions from the LLC, and

     (3) other miscellaneous income, if any,

     less premiums paid to originate mortgage loans.

   Net origination fees and other income increased $4.6 million, or 121%, to $8.4 million for the three months ended September 30, 2003, from $3.8 million for the same period in 2002. The increase resulted primarily from higher mortgage loan production, and consequently higher fees during the third quarter of 2003, compared to the same period in 2002.

EXPENSES

   Total expenses increased by $7.5 million, or 43%, to $24.8 million for the three months ended September 30, 2003, from $17.3 million for the comparable period in 2002. The increase was primarily related to higher payroll, including commissions and related costs required to support the significant increase in our mortgage loan production.

   PAYROLL AND RELATED COSTS. Payroll and related costs include salaries, benefits and payroll taxes for all employees.

   Payroll and related costs increased by $6.6 million, or 65%, to $16.8 million for the three months ended September 30, 2003, from $10.2 million for the same period in 2002. The increase was primarily the result of (1) an increase in the commissions and related expenses paid (I.E., payroll taxes and employer-paid 401(k) plan matching contributions) in the quarter ended

September 30, 2003 of approximately $7.0 million, compared to $3.0 million for the same period in 2002, due to the significant increase in loan origination volume, and (2) a higher number of employees needed to handle the increase in our loan production. As of September 30, 2003, we employed 881 full- and part-time employees, compared to 661 full- and part-time employees as of September 30, 2002.

   INTEREST EXPENSE. Interest expense includes the borrowing costs under our warehouse credit facility to finance loan originations, equipment financing and the Senior Notes.

   Interest expense increased by $0.2 million, or 17%, to $1.4 million for the three months ended September 30, 2003 from $1.2 million for the comparable period in 2002. The increase was primarily due to an increase in loans originated and financed during the quarter on our warehouse facilities, partially offset by the lower borrowing costs under our warehouse facilities. The average one-month LIBOR rate, which is the benchmark index used to determine the funding cost for our borrowings, decreased on average to 1.1% for the third quarter of 2003, compared to an average of 1.8% for the third quarter of 2002.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

   General and administrative expenses increased by $0.8 million, or 14%, to $6.6 million for the three months ended September 30, 2003 from $5.8 million for the same period in 2002. The increase was primarily due to an increase in expenses associated with higher loan production and ongoing expansion of our wholesale and retail divisions, partially offset by lower depreciation expenses resulting from fully depreciated assets.

   INCOME TAXES. Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

   We recorded an income tax benefit of $30.5 million primarily related to our reversing a deferred tax asset valuation allowance and expenses for a change in our effective tax rate. For the period ended September 30, 2002, we also recorded a tax provision of $0.3 million primarily related to excess inclusion income generated by our excess cashflow certificates for the period ended September 30, 2003.

   For the same period in 2002, we recorded an income tax benefit of $2.2 million related to our obtaining a favorable resolution to tax issues for which we had previously reserved and do not expect to recur. This was offset by a tax provision of $0.1 million primarily related to excess inclusion income generated by our excess cashflow certificates.

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

GENERAL

   Our net income for the nine months ended September 30, 2003 was $60.0 million, or $3.68 per share basic and $3.21 per share diluted, compared to $12.9 million, or $0.81 per share basic and $0.76 per share diluted for the nine months ended September 30, 2002. Net income was favorably impacted by an income tax benefit of $30.2 million, or $1.63 per diluted share. Net income for 2002 was also favorably impacted by an income tax benefit of $2.2 million, or $0.13 per diluted shares.

REVENUES

   Total revenues increased $33.5 million, or 53%, to $96.5 million for the nine months ended September 30, 2003, from $63.0 million for the comparable period in 2002. The increase in revenue was primarily attributable to our originating and selling a larger number of mortgage loans during the nine months ended September 30, 2003, compared to the same period in 2002, and the consequent increase in net gain on sale of mortgage loans and net origination fees and other income.

   We originated $1.2 billion of mortgage loans for the nine months ended September 30, 2003, representing a 95% increase from $614.5 million of mortgage loans originated for the comparable period in 2002. We securitized $1.0 billion of mortgage loans and sold $33.6 million of mortgage loans as whole loans during the nine months ended September 30, 2003, compared to securitizing $575.0 million of mortgage loans and selling $92.5 million of mortgage loans as whole loans during the same period in 2002.

   NET GAIN ON SALE OF MORTGAGE LOANS increased $23.7 million, or 55%, to $66.5 million for the nine months ended September 30, 2003, from $42.8 million for the comparable period in 2002. This increase was primarily due to an increase in the amount of loans securitized and sold compared to the nine months ended September 30, 2002, partially offset by a decrease in our weighted-average net gain on sale margin for the nine months ended September 30, 2003 to 6.1% from 6.4% for the comparable period in 2002.

   INTEREST INCOME increased $0.3 million, or 3%, to $9.7 million for the nine months ended September 30, 2003, from $9.4 million for the comparable period in 2002. The increase in interest income was primarily due to a $2.1 million fair value adjustment to our excess cashflow certificates during the nine months ended September 30, 2002, partially offset by a lower weighted-average interest rate (8.07%) for our loans held for sale during the nine months ended September 30, 2003 and, consequently, less interest earned on these loans, compared to the same period in 2002 (9.58%). In addition, we received less prepayment penalties in the nine months ended September 30, 2003 compared to the same period in 2002.

   NET ORIGINATION FEES AND OTHER INCOME increased $9.4 million, or 86%, to $20.3 million for the nine months ended September 30, 2003, from $10.9 million for the comparable period in 2002. The increase was primarily the result of higher mortgage loan production, and consequently higher fees earned during the nine months ended September 30, 2003, compared to the same period in 2002.

                                       28
EXPENSES

   Total expenses increased by $14.7 million, or 28%, to $66.7 million for the nine months ended September 30, 2003, from $52.0 million for the comparable period in 2002. The increase was primarily related to higher payroll, including commissions, and related costs required to support the significant increase in our mortgage loan production.

   PAYROLL AND RELATED COSTS increased by $13.5 million, or 45%, to $43.5 million for the nine months ended September 30, 2003, from $30.0 million for the comparable period in 2002. The increase was primarily the result of (1) an increase in the commissions and related expense paid (I.E., payroll taxes and employer-paid 401(k) plan matching contributions) for the nine months ended September 30, 2003 of approximately $16.8 million, compared to $11.4 million for the prior period due to the significant increase in loan origination volume, and
(2) a higher number of employees needed to handle the increase in our loan production.

   INTEREST EXPENSE decreased by $0.4 million, or 10%, to $3.8 million for the nine months ended September 30, 2003 from $4.2 million for the comparable period in 2002. The decrease was due to lower borrowing costs under our warehouse facilities. The average one-month LIBOR rate, which is the benchmark index used to determine the funding cost for our borrowings, decreased on average to 1.2% for the nine months ended September 30, 2003, compared to an average of 1.8% for the same period in 2002.

   GENERAL AND ADMINISTRATIVE EXPENSES increased by $1.6 million, or 9%, to $19.4 million for the nine months ended September 30, 2003 from $17.8 million for the comparable period in 2002. The increase was primarily due to an increase in expenses associated with higher loan production and ongoing expansion of our wholesale and retail divisions. This was partially offset by lower depreciation expenses resulting from fully depreciated assets.

   INCOME TAXES. We recorded an income tax benefit of $30.2 million, which was primarily related to our reversing a deferred tax asset valuation allowance and expenses for the change in our effective tax rate. For the period ended
September 30, 2003, we also recorded a tax provision of $0.5 million, which primarily related to excess inclusion income generated by our excess cashflow certificates.

    For the same period in 2002, we recorded an income tax benefit of $2.2 million related to our obtaining a favorable resolution to tax issues for which we had previously reserved and do not expect to recur. This was offset by a tax provision of $0.3 million, which primarily related to excess inclusion income generated by our excess cashflow certificates.

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

FINANCIAL CONDITION

SEPTEMBER 30, 2003 COMPARED TO DECEMBER 31, 2002

   LOANS HELD FOR SALE, NET increased $101.6 million, or 299%, to $135.6 million at September 30, 2003, from $34.0 million at December 31, 2002. This asset represents mortgage loans held in inventory that we expect to sell in a securitization or as whole loans. This increase was primarily due to the net difference between loan originations and loans securitized or sold during the nine months ended September 30, 2003.

   EXCESS CASHFLOW CERTIFICATES, NET decreased $5.0 million, or 20%, to $19.6 million at September 30, 2003, from $24.6 million at December 31, 2002. This decrease was primarily due to our sale of three excess cashflow certificates with an aggregate carrying (book) value of $10.0 million, and to a lesser extent the change in fair value of our remaining excess cashflow certificates, partially offset by our recording two new excess cashflow certificates, totaling $6.9 million from loans securitized during 2003. In the quarter ended September 30, 2003, we did not record an excess cashflow certificate on our $435 million third quarter 2003 securitization due to the securitization structure we utilized. Changes in fair value incorporate any change in value (accretion or reduction) in the carrying value of the excess cashflow certificates and the cash distributions we received from such excess cashflow certificates. (See "-Footnote 4 to the Notes to Consolidated Financial Statements - Excess Cashflow Certificates, net").

   PREPAID AND OTHER ASSETS increased $1.1 million, or 65%, to $2.8 million at September 30, 2003, from $1.7 million at December 31, 2002. This increase was primarily due to prepaid expenses associated with the pre-funding feature in our securitization transaction in the third quarter of 2003.

   DEFERRED TAX ASSET increased $30.1 million, or 538%, to $35.7 million at September 30, 2003, from $5.6 million at December 31, 2002. This increase was primarily due to our reversal of the valuation allowance we maintained against our deferred tax asset, which was established in 2000, partially offset by a change to our effective tax rate in the third quarter of 2003. Management believed that the reversal was appropriate at this time principally due to our eight consecutive quarters of profitability and positive cash flow, and the planned redemption of our remaining 9.5% Senior Notes due 2004.

   WAREHOUSE FINANCING AND OTHER BORROWINGS increased $68.0 million, or 415%, to $84.4 million at September 30, 2003, from $16.4 million at December 31, 2002. This increase was primarily attributable to a higher amount of mortgage loans held for sale (mortgage loans held in inventory that we plan to sell in a whole loan sale or securitization) financed under our warehouse credit facilities.

   ACCOUNTS PAYABLE AND ACCRUED EXPENSE increased $2.6 million, or 21%, to $14.9 million at September 30, 2003 from $12.3 million at December 31, 2002. This increase was primarily the result of the timing of various operating accruals and payables.

   STOCKHOLDERS' EQUITY increased $59.6 million, or 202%, to $89.1 million at September 30, 2003 from $29.5 million at December 31, 2002. This increase is primarily due to the reversal of our deferred tax asset valuation allowance and our positive earnings for the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

   We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We have organically increased our working capital over the last eight quarters. In the past, however, we operated generally on a negative cash flow basis. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we can continue to originate a sufficient amount of mortgage loans and generate sufficient cash revenues from our securitizations and sales of whole loans to offset our current cost structure and cash uses, we believe we can continue to generate positive cash flow in the next several fiscal quarters. However, there can be no assurance that we will be successful in this regard. To do so, we must generate sufficient cash from:

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

    o excess   cashflow   certificates   we  retain  in   connection   with  our
      securitizations; and

    o interest   income  we  receive  on  our  loans  held  for  sale  prior  to securitization and/or whole loans sales.

There can be no assurance, however, that we will continue generating positive cash flow in 2003 or at all.

   Currently,  our primary uses of cash requirements include the funding of:

    o interest expense on warehouse lines of credit and other financing;

    o scheduled principal paydowns on other financing;

    o expenses incurred in connection with our securitization program;

    o general ongoing administrative and operating expenses, including the cost to originate loans;

    o tax payments on excess inclusion income generated from our excess cashflow certificates; and

    o preferred stock dividends.

   Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of corporate debt (i.e., Senior Notes), issuances of equity, and the sale of interest-only certificates and/or NIM notes and mortgage servicing rights sold in conjunction with each of our securitizations to offset our negative operating cash flow and support our originations, securitizations, and general operating expenses.

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

   To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a few lenders to provide the primary credit facilities for our loan originations and at September 30, 2003, we had two warehouse facilities for this purpose. Both credit facilities have a variable rate of interest and, as of September 30, 2003, were due to expire in May 2004. In October 2003, our warehouse financing providers each increased their commitment amounts to $250.0 million, from $200.0 million and lowered the financing rate. In addition, we extended the maturity date for one of the facilities to October 2004.

   There can be no assurance that we will be able to either renew or replace these warehouse facilities at their maturities at terms satisfactory to us or at all. If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be materially and adversely affected.

   In addition to our common stock, as of September 30, 2003, we currently have outstanding Series A preferred stock having an aggregate preference of $13.9 million, for which we are required to pay a 10% annual dividend, payable semi-annually, commencing in July 2003. Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. Additionally, we are required to comply with restrictive covenants in connection with our Series A preferred stock. We believe we are in compliance with these covenants as of September 30, 2003.

   We have repurchase agreements with certain institutions that have purchased mortgage loans from us. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $2.1 million at September 30, 2003 and $2.6 million at December 31, 2002. Included in accounts payable is an allowance for losses on loans sold with recourse of $1.1 million at September 30, 2003 and $1.2 million at December 31, 2002, respectively.

   In August 2003, we sold three of our excess cashflow certificates to a third party purchaser for $10.2 million, a slight premium to our book value of $10.0 million. The proceeds of this sale will be used for working capital.

   We may, from time to time, if opportunities arise that we deem to be appropriate, repurchase in the open market some of our outstanding capital stock and/or sell some or all of our remaining excess cashflow certificates.

   On October 30, 2003, we redeemed, at par all of our outstanding 9.5% Senior Notes due August 2004. The aggregate redemption price, including principal and accrued interest was approximately $11.0 million. We used our existing cash to fund the redemption transaction. Any unexercised warrants, which were issued in connection with the issuance of our Senior Notes on December 21, 2002, have expired pursuant to their terms (See Note No. 8 "Warrants" to Notes to the Consolidated Financial Statements.

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

HEDGING

   We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at their fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. There was no impact on our financial condition or results of operations upon the adoption of SFAS No. 133.

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

   The cost of funds is generally composed of two components - the benchmark interest rate, such as the LIBOR one-month index or the interest rate swap with a similar duration and average life, and the spread or profit margin required by the investors. In the past, we had used a "Treasury Rate Lock" and 15-year Fannie Mae mortgage securities ("FNMA Securities") to hedge our cost of funds exposure. However recently, the securitizations are priced to the investor using the interest rate swaps curve. As such, our cost of funds is more closely tied to Eurodollar interest rate swaps or Eurodollar interest rate caps and, to the extent we hedge, we will likely use interest rate swaps or interest rate caps to hedge our mortgage loans in inventory pending securitization pricing. While none of the above are perfect hedges, we believe these hedging instruments will demonstrate a high correlation to our cost of funds in the future.

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

   If the value of the hedges decreases, offsetting an increase in the value of the loans, upon settlement with our hedge counterparty, we will pay the hedge loss in cash and then realize the corresponding increase in the value of the loans as part of our net gain on sale of mortgage loans through either the excess cashflow certificates we retain from securitization or from whole loan premiums. Conversely, if the value of the hedges increase, offsetting a decrease in the value of the loans, upon settlement with our hedge counterparty, we will receive the hedge gain in cash and realize the corresponding decrease in the value of the loans through a reduction in either the value of the corresponding excess cashflow certificates or whole loan premiums.

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

   If a hedging transaction is deemed to be appropriate, and can be properly documented and mathematically shown to meet the appropriate effectiveness criteria, we will account for these hedges as fair value hedges in accordance with SFAS No. 133.

   We did not hedge during the nine month period ended September 30, 2003, or during the year ended December 31, 2002, primarily due to the considerable uncertainty in the United States economy resulting from an overall weakened economy and uncertainties in the Middle East, among other things, that have caused U.S. interest rates to remain at or near 40 year historical lows.

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

   We will continue to review our hedging strategy in order to attempt to mitigate risk pending securitization or loan sales. In October 2003, we entered into interest rate swap agreements for the purpose of hedging our mortgage loans in inventory.


INFLATION

   Inflation most significantly affects our loan originations and values of our excess cashflow certificates, because of the substantial effect inflation can have on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk").

IMPACT OF NEW ACCOUNTING STANDARDS

   For  discussion  regarding the impact of new accounting  standards,  refer to
Note 11 of the Notes to the Consolidated Financial Statements.

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

   o Our ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly-originated mortgage loans held for sale and our ability or inability to comply with covenants contained in such lines of credit;

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

   o The effect that the FTC's Do Not Call Registry, and similar registries now or in the future administered by state authorities, may have on our ability to utilize telemarketing to generate retail leads and originate retail loans, and our ability or inability to find alternative methods of generating retail leads and originating retail loans;

   o Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, the adoption of new, or changes in, federal, state or local lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, the adoption of new, or changes in accounting policies and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies and/or environmental compliance can lead to the loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits, demands for indemnification or loan repurchases by purchasers of our loans and administrative enforcement action against us;

   o Our ability or inability to detect misrepresentations, fraudulent information or negligent acts on the part of loan applicants, mortgage brokers, other vendors or our employees in our loan originations prior to funding and the effect it may have on our business, including potentially harming our reputation, resulting in poorer performing loans and/or demands for indemnification or loan repurchases by purchasers of our loans, among other things;

   o Our ability or inability to continue monetizing our existing excess cashflow certificates, including without limitation, selling, financing or securitizing (through NIM transactions) such assets;

   o Our ability or inability to access the equity and debt markets upon terms favorable to us, or at all, if necessary to raise additional capital to fund our business;

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

   o The effect that poor servicing or collections by third-party servicers who service the loans we originate, and/or regulatory actions and class action lawsuits against such servicers, could have on the value of our excess cashflow certificates and/or our ability to sell or securitize loans in the future;

   o The effect that an interruption in, or breach of, our information systems could have on our business;

   o Our ability or inability to adapt to and implement technological changes to become and/or remain competitive and/or efficient;

   o Unpredictable delays or difficulties in the development of new product programs;

   o The unanticipated expenses of assimilating newly-acquired businesses into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures; and

   o  Regulatory actions, which may have an adverse impact on our lending.

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

   The table below demonstrates the sensitivity, at September 30, 2003, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

                                       FAIR VALUE OF EXCESS       IMPACT TO
(Dollars in thousands)                 CASHFLOW CERTIFICATES      EARNINGS
                                        --------------------       -------

Fair value as of 09/30/03:                  $ 19,566

10% increase in prepayment speed              16,314              $(3,252)
20% increase in prepayment speed              14,775               (4,791)

10% increase in credit losses                 15,432               (4,134)
20% increase in credit losses                 11,487               (8,079)

10% increase in discount rates                18,690                 (876)
20% increase in discount rates                17,904               (1,662)

10% increase in one- & six-month LIBOR        16,770               (2,796)
20% increase in one- & six-month LIBOR        14,480               (5,086)

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

   To reduce our financial exposure to changes in interest rates, we may hedge our mortgage loans held for sale through hedging products that are correlated to the pass-though certificates issued in connection with the securitization of our mortgage loans (E.G., interest rate swaps) (See "-Hedging"). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments thereby impacting the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See "-Interest Rate Risk" and "-Forward -Looking Statements and Risk Factors").

ITEM 4.  CONTROLS AND PROCEDURES

   At September 30, 2003 management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls following the date that we performed our evaluation. There were no significant deficiencies or material weaknesses identified during the course of this evaluation and therefore, no corrective actions were taken.

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

o In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act ("HOEPA"), the Truth in Lending Act ("TILA") and New York State General Business Law ss.
   349. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages (including attorneys' fees), (d) certain injunctive relief, and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider such a motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on

   December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three intervenors' properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs' first amended complaint. In July 1999, plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to certain of our borrowers, in accordance with a settlement agreement entered into by and between Delta and the NYSBD. In or about October 1999 and November 1999, respectively, the NYSBD and we submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, plaintiffs filed a motion for class certification, which we opposed in February 2000, and was ultimately withdrawn without prejudice by plaintiffs in January 2001. In February 2002, we executed a settlement agreement with plaintiffs, pursuant to which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We are awaiting a decision from the Court on the fairness hearing. We believe that the Court will approve the settlement, but if it does not, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

o In or about April 2000, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, Nassau County, alleging that we had improperly charged and collected from borrowers certain fees when they paid off their mortgage loans with us. The complaint seeks (a) certification of a class of plaintiffs, (b) declaratory relief finding that the payoff statements used include unauthorized charges and are deceptive and unfair, (c) injunctive relief and (d) unspecified compensatory, statutory and punitive damages (including legal fees), based upon alleged violations of Real Property Law 274-a, unfair and deceptive practices, money had and received and unjust enrichment, and conversion. We answered the complaint in June 2000. In March 2001, we filed a motion for summary judgment, which was opposed by plaintiffs in March 2001, and granted by the Court in June 2001. In August 2001, plaintiffs appealed the decision. In September 2002, we executed a settlement agreement with plaintiffs in which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court approved the settlement at a fairness hearing in July 2003, and the settlement has been fully administered.

o In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against the LLC, Delta Funding Residual Management, Inc. ("DFRM"), and James E. Morrison (President of the LLC and DFRM), alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks (a) payment of amounts past due under our agreement with the LLC, plus interest; (b) specific performance of the LLC's obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The counterclaim alleges misrepresentation, negligence and/or fraud by defendants in that case. We have filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. We have not yet responded to the countersuit (other than moving to consolidate), but believe we

                                       42
   have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.   None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K.

(a) Exhibits:

EXH.
  NO.         DESCRIPTION
 ---          -----------
31.1   --  Certification  pursuant to Section 302 of the Sarbanes-Oxley Act 2002
31.2   --  Certification  pursuant to Section 302 of the Sarbanes-Oxley Act 2002
32.1   --  Certification  pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2   --  Certification  pursuant to Section 906 of the Sarbanes-Oxley Act 2002

(b) Reports on Form 8-K:

   On July 31, 2003, we furnished a Form 8-K containing our July 31, 2003 earnings press release.

   On September 16, 2003, we furnished a Form 8-K containing a press release announcing that we had been served with a countersuit in connection with the action described in Part II, Item 1 above.

   On September 29, we furnished a Form 8-K containing a press release announcing that on October 30, 2003, we planned to redeem all of our outstanding 9.5% Senior Notes due 2004.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DELTA FINANCIAL CORPORATION
                                              (Registrant)

Dated: November 13, 2003
                                       By: /S/ HUGH MILLER
                                           ---------------------------------
                                           Hugh Miller
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                       By: /S/ RICHARD BLASS
                                           ---------------------------------
                                           Richard Blass
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER