Form 10-K
period 2003-12-31
DELTA FINANCIAL CORP
filed 2004-03-31
CIK 1021848

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                      NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $7.27, was approximately $44.1 million.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes |_| No |X|

      As of March 29, 2004, the Registrant had 16,935,502 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference from Delta Financial Corporation's definitive proxy statement to stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2003.

================================================================================

PART I

ITEM 1.  BUSINESS

      An investment in our common stock involves substantial risks and uncertainties. We encourage you to carefully review the information set forth in
Part II, Item 7 under the caption "Information Regarding Forward-Looking Statements" for a description of these uncertainties.

BUSINESS OVERVIEW

      GENERAL

      Delta Financial Corporation (together with its subsidiaries, "Delta" or "we") is a specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans. Our loans are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 22-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvement.

      Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers. Each loan is a cash and expense outlay for us, because our total cost incurred originating a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, we either finance the loan by borrowing under a warehouse line of credit, or self-fund it. Second, we securitize the loans or sell the loans on a whole loan basis and use the net proceeds from these transactions to repay our warehouse lines of credit and for working capital.

      We traditionally have structured our securitizations as off-balance sheet sales, which requires us to record cash and non-cash revenues as gain on sale at the time the transaction is completed. In 2004, we began structuring our securitizations as on-balance sheet financings, which requires us to record interest income on the outstanding portfolio of loans and interest expense on the outstanding bonds financing the portfolio of loans over time. When we sell whole loans, we record the premiums received upon sale as gain on sale revenue.

      We were incorporated in 1996 as a Delaware corporation. Our corporate offices are located at 1000 Woodbury Road, Woodbury, NY 11797 and we can be contacted at (516) 364-8500 or through our Internet web site at http://www.deltafinancial.com. Our filings with the Securities and Exchange Commission ("SEC") can be accessed on the Investor Relations page of our web site, through a link to EDGAR.

      ORIGINATION OF MORTGAGE LOANS

      We make mortgage loans through two distribution channels - wholesale and retail. We receive loan applications both directly from borrowers and from independent third-party mortgage brokers who submit applications on a borrower's behalf. We process and underwrite the submission and, if the loan complies with our underwriting criteria, approve the loan and lend the money to the borrower. While we generally collect points and fees from the borrower when a loan closes, our cost to originate a loan typically exceeds any fees we may collect from the borrower.

      In 2003, we originated approximately $1.7 billion of loans, of which approximately $1.0 billion, or 59%, were brokered loans and $707 million, or 41%, were retail loans. In 2002, we originated approximately $872 million of loans, of which $535 million, or 61%, were brokered loans and $337 million, or 39%, were retail loans.

      Independent Mortgage Broker (Wholesale) Channel. Through our wholesale distribution channel, we originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans in 26 states, through a network of approximately 1,700 brokers. The broker's role is to source the business, identify the applicant, assist in completing the loan application, and process the loans, including, among other things, gathering the necessary information and documents, and serving as the liaison between the borrower and us through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions that we impose as the lender, lend the money to the borrower. Due to the fact that brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers - for which they charge a broker fee - originating loans through our broker network is designed to allow us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations.

      Retail Loan Channel. Through our retail distribution channel, we develop retail loan leads ("retail loans") primarily through our telemarketing system, and also through Internet leads, direct mail, radio advertising and our network of four origination centers and seven retail offices located in nine states. Our origination centers are typically staffed with considerably more loan officers and cover a broader area than our retail offices. We continually monitor the performance of our retail operations and evaluate current and potential retail office locations on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed. In July 2003, we opened a retail office in Kansas City, Kansas and in March 2004, we closed an under-performing retail office in Columbus, Ohio, and effectively re-distributed its operations to other larger, better performing retail offices located in Ohio.

      Typically, contact with the customer is initially handled through our telemarketing center. On the basis of an initial screening conducted at the time of the call, our telemarketer makes a preliminary determination of whether the customer is interested in taking a loan out with us. If so, the telemarketer will forward the customer to one of our origination centers or retail branches. The mortgage analyst at the origination center or retail branch may complete the application over the telephone, or schedule an appointment in the retail loan office most conveniently located to the customer or in the customer's home, depending on the customer's needs. The mortgage analyst assists the applicant in completing the loan application, ensures that an appraisal has been ordered from an independent third party appraisal company, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. Our mortgage analysts are trained to structure loans that meet the applicant's needs while satisfying our lending guidelines. The loan package is underwritten for loan approval through our Cincinnati, Ohio underwriting hub, our Woodbury, New York offices, or in our Phoenix, Arizona origination center for our west coast operations. If the loan package is approved, we will fund the loan.

      Pooling of Loans Prior to Sale. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so that we can make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time - generally, not more than three months - so that we can pool enough loans to sell or finance them through securitization or through whole-loan sales. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditor for providing us with financing.

      SECURITIZATIONS AND SALES OF LOANS

      We typically securitize or sell our mortgage loans. Securitization involves the public offering by a securitization trust of asset-backed pass-through securities and related interests, including securitization servicing rights on newly-originated pools of mortgage loans. Whole loan sales are the sale of pools of individual loans to institutional investors, banks and consumer finance-related companies on a servicing released basis.

      Through 2003, we have derived the substantial majority of our revenue and cash flow from selling mortgage loans through securitizations and whole loan sales. We select the outlet depending on market conditions, relative profitability and cash flows. We generally have realized higher gain on sale when we securitize loans than when we sell whole loans. We apply the net proceeds from securitizations and whole loan sales to pay down our warehouse lines of credit - in order to make available capacity under these facilities for future funding of mortgage loans - and utilize any additional funds for working capital. In 2003, we sold approximately 97% of the loans we sold through securitizations and approximately 3% as whole loan sales.

      The following table sets forth certain information regarding the loans we sold through our securitizations and on a whole loan basis during the periods presented:

                                                                          YEAR ENDED DECEMBER 31,
                                                                           (DOLLARS IN THOUSANDS)
                                                             2003                   2002                   2001
                                                          --------------------------------------------------------
         Loans sold through securitizations               $1,495,183              $ 819,039              $ 345,000
         Whole loan sales                                     42,417                103,018                261,110
                                                          --------------------------------------------------------
         Total loans sold                                 $1,537,600              $ 922,057              $ 606,110
                                                          ========================================================

      In 2003, we sold the majority of our loans through the issuance of four securitizations totaling $1.6 billion, of which we delivered a total of $1.5 billion of mortgage loans during 2003. We delivered the remaining $114 million of mortgage loans in January 2004, using a pre-funding feature.

      In the foreseeable future, we expect to continue to use a combination of securitizations and whole loan sales, with the amounts of each dependent upon the marketplace and our new goal of maximizing the size of our on-balance sheet portfolio, which we believe will ultimately increase our earnings and remove much of the volatility associated with recording gains each quarter from securitizations. In this regard, beginning in 2004, we are structuring our securitizations as on-balance sheet financings (portfolio-based accounting) and not as off-balance sheet sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." See "-Recent Developments" below.

      Securitizations. Securitization, whether structured as off-balance sheet sale or on-balance sheet financing, effectively provide us with a source of long-term financing.

      In a securitization, we pool together loans, typically each quarter, and sell these loans to a securitization trust, which is a qualified special purpose entity, or QSPE. The securitization trust raises cash to purchase the mortgage loans from us by selling securities to the public. These securities, known as "asset-backed pass-through securities," are secured, or backed, by the pool of mortgage loans that the securitization trust purchases from us. These asset-backed securities, or senior certificates, are usually purchased by insurance companies, mutual funds and/or other institutional investors. These securities represent senior interests in the cash flows from the mortgage loans in the trust. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance for these trusts.

      In our securitizations, the securitization trust issues senior certificates, which entitle the holders to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. Depending upon the structure, the securitization trust may also issue interest-only certificates, which entitle the holders to receive payments of interest at a pre-determined rate over a fixed period of time. The securitization trust also issues a subordinate certificate or BIO certificate, referred to as an excess cashflow certificate, and a P certificate. Each month, the P certificate holder is entitled to receive prepayment penalties received from borrowers who payoff their loans early.

      For any monthly distribution, the holder of an excess cashflow certificate receives payments only after all required payments have been made on all of the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flows from such excess cashflow certificates are applied in a "waterfall" manner. See "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Securitizations" for further information on the "waterfall" and securitizations in general.

      We began utilizing a new securitization structure in 2002, in which we completed a concurrent net interest margin, or NIM, transaction. In a NIM transaction, we sell the excess cashflow certificate and P certificate to a NIM trust, which is also a QSPE. The NIM trust, in turn, issues interest-bearing NIM note(s) and a NIM owner trust certificate. We sell the excess cashflow certificate and P certificate without recourse, except that we provide standard representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) for a cash price and we receive the net proceeds of the sale of the note(s), together with the NIM owner trust certificate in consideration of our selling the excess cashflow certificate and P certificates to the NIM Trust. The NIM note(s) entitles the holder(s) to receive all cash flows generated by the excess cashflow certificate and P certificate owned by the NIM trust until the holder(s) are paid in full, including all principal and interest. The NIM owner trust certificates entitle the holder to all cash flows generated by the excess cashflow certificate and P certificate after the NIM note(s) have been paid in full.

      NIM transactions have enabled us to generate positive upfront cash flow when we securitize our mortgage loans. The cash proceeds that we receive when the securitization and related NIM transaction close, net of funding the upfront overcollateralization, securitization and NIM-related costs, exceed our cost to originate the loans included in the transaction. These transactions have yielded cash proceeds in amounts comparable to, and in most cases higher than, whole loan sales.

      In the securitizations and related NIM transactions we completed in 2002 and 2003, in which the underlying securitization was structured as an off-balance sheet sale under SFAS No. 140, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate. We have recorded this certificate at its estimated fair value, which has ranged from 0.0% to 1.0% of the securitized collateral. Conversely, beginning with our 2004 securitizations, in which the securitization will be structured as an on-balance sheet financing, no gain on sale will be recorded, but rather the amount of the NIM notes will be recorded as a liability on our balance sheet. In short, structuring the underlying securitization as either an off-balance sheet sale or an on-balance sheet financing does not change the overall economics of the transaction; rather, it changes the timing of income recognition and how the securitization is recorded on our financial statements in accordance with SFAS No. 140.

      At the time we completed the 2003 securitizations, we recognized as revenue the following economic interests, net of related transaction costs:

      o the cash purchase price from the sale of the NIM note(s) issued by a NIM trust;

      o     the cash purchase price from the sale of interest-only certificates;

      o the value of the excess cashflow certificates (initially, the NIM owner trust certificate) that we retained; and

      o the cash premium we received from selling the right to service the loans being securitized.

      These economic interests were recorded as net gain on sale of mortgage loans on our consolidated statement of operations.

      Whole Loan Sales. We also sell loans, without retaining the right to service the loans, in exchange for a cash premium. The premiums we receive from the loan sales are recorded as revenue under net gain on sale of mortgage loans. The cash premiums ranged between 2.6% to 5.8% (prior to reserve) of the principal amount of the mortgage loans sold in this manner in 2003.

      OTHER INCOME

      In addition to the income and cash flows we earn from securitizations and whole loan sales, we also earn income and generate cash flows from:

      o the net interest spread earned on mortgage loans while we hold the mortgage loans for sale (the difference between the interest rate on the mortgage loan paid by the borrower less the financing costs we pay to our warehouse lenders to fund our loans);

      o net loan origination fees on wholesale loans and retail loans (these fees are recorded as a component of net gain on sale of mortgage loans); retained excess cashflow certificates;

      o     retained excess cashflow certificates;

      o distributions from Delta Funding Residual Exchange Company LLC (the "LLC"), a limited liability company that is not our affiliate. We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC's President, which has led us to commence a lawsuit to recover all of the amounts due to us. (See "Item 3-Legal Proceedings"); and

      o miscellaneous interest income, including prepayment penalties received on certain of the loans we sold in securitizations prior to 2002.

      RECENT DEVELOPMENTS

      In March 2004, we completed a $550 million securitization of mortgage loans that we structured as an on-balance sheet financing. This structure recognizes the related revenue as net interest income (interest income on the mortgage loans, less interest expense on the bond financing) which is received over the life of the loans, instead of recording virtually all of the income upfront as a gain on sale of mortgage loans as our prior structures required under SFAS No. 140. We plan to continue to utilize this securitization structure, which eliminates gain-on-sale accounting treatment, and account for all our future securitization transactions as on-balance sheet financings. Consequently, income that would have otherwise been recognized upfront in 2004 as net gain on sale of mortgage loans will now be recognized as net interest income over the life of the loans. As we transition to portfolio-based accounting from gain-on-sale accounting, we expect to record negative earnings throughout 2004 while we build the size of our portfolio generating net interest income. Generally, the larger the portfolio of loans generating net interest income, the higher our earnings will be. We anticipate recording positive earnings in 2005, with the expectation of further increasing earnings in 2006, as the size of our on-balance sheet loan portfolio, and the net interest income generated from the loan portfolio, increases. We believe structuring, and therefore accounting for, securitizations as financings will help provide a relatively more consistent source of income from these transactions in future years.

BUSINESS STRATEGY

      Over the past few years, our core business strategy has been to increase profitability and generate cash revenues in excess of our cash expenses through an increase in our overall loan production and average loan size so that we could operate on a neutral to positive cash flow basis. As noted above in "-Recent Developments," in 2004, we intend to transition to portfolio lending accounting treatment from gain-on-sale accounting treatment by changing our securitization structure. With this change, we have altered our business strategy slightly to focus on maximizing the size of our on-balance sheet securitized loan portfolio, which we ultimately believe will maximize earnings and help provide a more consistent source of income from these transactions in future years. As part of this strategy, we will seek to continue to increase our overall loan production. We believe we have the necessary infrastructure in place to continue to expand loan production in both our wholesale and retail channels, without having to invest significantly in our infrastructure. We plan to increase loan production by:

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

      o maximizing the benefits from our proprietary web-based and workflow technology platform.

CORPORATE RESTRUCTURING, DEBT MODIFICATION AND DEBT RESTRUCTURING

      As discussed in more detail in "Note 3 to our Consolidated Financial Statements - Corporate Restructuring, Debt Modification and Debt Restructuring," we engaged in a series of transactions beginning in 2000, and concluding in the third quarter of 2001, aimed at improving our operating efficiencies and reducing our then negative cash flow. We spent much of 2001 working on two transactions in particular, which we believe were of primary importance in this regard - selling our servicing portfolio and extinguishing most of our long term debt.

      o In May 2001, we completed the transfer of our servicing portfolio to Ocwen FSB, which eliminated the significant cash drain associated with making securitization advances and of servicing a highly seasoned portfolio following three successive quarters of selling the securitization servicing rights associated with newly originated mortgage loans.

      o In August 2001, we completed our Second Exchange Offer, which extinguished substantially all of our long-term debt, leaving approximately $11 million out of $150 million of our notes still outstanding. In the Second Exchange Offer, we recorded a $19.3 million charge in our statement of operations. This debt extinguishment helped us in three ways. First, it eliminated nearly $139 million aggregate principal amount of debt, which we otherwise would have had to repay in 2004. Second, it eliminated more than $14 million of annual interest expense that we would have had to pay to the former noteholders. Third, the ratings agencies that previously rated our notes and us withdrew their corporate ratings. On October 30, 2003, we redeemed at par all of our remaining outstanding 9.5% Senior Notes due August 2004. The aggregate redemption price, including principal and accrued interest, was approximately $11.0 million.

      We believe that our transfer of servicing to Ocwen and the Second Exchange Offer were essential steps in restructuring our operations and reducing our negative cash flow previously associated with our servicing operations and the notes.

HOME EQUITY LENDING OPERATIONS

OVERVIEW

      Our consumer finance activities consist of originating, securitizing, selling (and, prior to May 2001, servicing) non-conforming mortgage loans. These loans are primarily secured by first mortgages on one- to four-family residences. Once loan applications have been received, the underwriting process completed and the loans funded, we typically package the loans in a portfolio and sell the loan portfolio through a securitization or on a whole loan, servicing released basis. In 2004, we have begun structuring our securitizations as financings and not as sales. See " -Recent Developments" above.

      We provide our customers with an array of loan products designed to meet their varying needs, using a risk-based pricing strategy to develop products for various risk categories. Historically, we have offered fixed-rate loan products and, to date, the majority of our loan production has been fixed-rate. As we have expanded geographically, we have also expanded our product offerings to include hybrid mortgages, in which the interest rate remains fixed for the first two or three years of the loan's term and then adjusts thereafter.

      We primarily conduct our broker lending operations out of our Woodbury, New York headquarters. Final underwriting approval for brokered loans is centralized in our Woodbury, New York headquarters and Cincinnati, Ohio underwriting hub. We conduct our retail operations out of four call centers, seven retail offices and a telemarketing hub, located in nine states. Final underwriting approval for retail loans is required from either of our retail underwriting offices in Cincinnati, Ohio or Phoenix, Arizona, which have full underwriting authority, or from our Woodbury, New York headquarters.

      We adhere to our Best Practice Lending Program aimed at ensuring the origination of quality loans and helping to better protect consumers. This Best Practice Lending Program includes:

      o fair lending initiatives aimed at ensuring that all borrowers are treated fairly and similarly regardless of race, color, creed, religion, national origin, sex, sexual orientation, marital status, age, disability and the applicant's exercise, in good faith, of any right under the Consumer Credit Protection Act;

      o     increased oversight of mortgage brokers and closing agents;

      o     enhanced fraud detection and protection;

      o     enhanced plain English disclosures; and

      o other originations and underwriting initiatives which we believe help protect consumers.

LOAN ORIGINATIONS

      Our loan originations increased by 96% to $1,713 million in 2003 from $872 million in 2002. The following table shows certain data regarding our loans, presented by channel of loan originations, for the years shown:

                                                     YEAR ENDED DECEMBER 31,
                                                 2003          2002          2001
                                                 ----          ----          ----
                                                      (DOLLARS IN THOUSANDS)
Broker:
   Number of brokered loans ...............        6,087         4,611         4,365
   Principal balance ......................   $1,005,484    $  534,999    $  345,916
    Average principal balance per loan ....   $      165    $      116    $       79
    Combined weighted average initial loan-
      to-value ratio(1) ...................         74.2%         74.6%         71.7%
    Weighted average interest rate ........          8.0%          9.5%         11.1%
   Weighted average credit score ..........          622           601           584
Retail:
    Number of brokered loans ..............        6,309         3,466         3,350
    Principal balance .....................   $  707,253    $  337,191    $  275,799
    Average principal balance per loan ....   $      112    $       97    $       82
    Combined weighted average initial loan-
      to-value ratio(1) ...................         79.6%         79.5%         77.4%
    Weighted average interest rate ........          8.3%          9.1%          9.8%
   Weighted average credit score ..........          633           631           633
Total loan purchases and originations:
    Number of brokered loans ..............       12,396         8,077         7,715
    Principal balance .....................   $1,712,737    $  872,190    $  621,715
    Average principal balance per loan ....   $      138    $      108    $       81
    Combined weighted average initial loan-
      to-value ratio(1) ...................         76.4%         76.5%         74.2%
    Weighted average interest rate ........          8.1%          9.4%         10.5%
   Weighted average credit score ..........          627           613           606
Percentage of loans secured by:
    First mortgage ........................         97.7%         96.3%         94.1%

----------
(1) We determine the weighted average initial loan-to-value ratio of a loan secured by a first mortgage by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgage property at origination. We determine the weighted average initial loan-to-value ratio of a loan secured by a second mortgage by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised value of the mortgage property at origination.

            The following table shows lien position, weighted average interest rates and loan-to-value ratios for the years shown:

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                         2003      2002      2001
                                                         ----      ----      ----
FIRST MORTGAGE:
    Percentage of total purchases and originations ..     97.7%     96.3%     94.1%
    Weighted average interest rate ..................      8.1%      9.3%     10.5%
    Weighted average initial loan-to-value ratio(1) .     76.4%     76.4%     74.2%
SECOND MORTGAGE:
    Percentage of total purchases and originations ..      2.3%      3.7%      5.9%
    Weighted average interest rate ..................      9.3%     10.5%     11.1%
    Weighted average initial loan-to-value ratio(1) .     78.5%     79.3%     75.4%

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

      The following table shows the geographic distribution of loan purchases and originations for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------------------
                                        2003                              2002                             2001
REGION                       PERCENTAGE      DOLLAR VALUE      PERCENTAGE     DOLLAR VALUE      PERCENTAGE     DOLLAR VALUE
------                       ----------      ------------      ----------     ------------      ----------     ------------
                                                                  (DOLLARS IN MILLIONS)
NY, NJ and PA .......            45.8%          $784.7            43.1%          $376.1            40.0%          $248.4
Midwest .............            16.8            287.6            25.5            222.1            34.1            212.2
Mid-Atlantic* .......            17.8            305.2            13.5            118.2            11.8             73.1
Southeast ...........             7.4            126.2             9.5             82.5             7.5             46.8
New England .........             8.0            136.5             7.3             64.0             5.6             34.9
West ................             4.2             72.5             1.1              9.3             1.0              6.3

------------
*     Excluding New York (NY), New Jersey (NJ) and Pennsylvania (PA).

      Wholesale Marketing. Historically, we have established and maintained relationships with brokers offering non-conforming mortgage products.

      Typically, we initiate contact with a broker through our Business Development Department, supervised by a senior officer with over 21 years of sales and marketing experience in the industry. We usually hire business development representatives, or account executives, who have contacts with brokers that originate non-conforming mortgage loans within their geographic territory. The account executives are responsible for developing and maintaining our broker network within their geographic territory by frequently visiting the broker, communicating our underwriting guidelines, disseminating new product information and pricing changes, and by demonstrating a continuing commitment to understanding the needs of the customer. The account executives attend industry trade shows and inform us about the products and pricing being offered by competitors and new market entrants. This information assists us in refining our programs and product offerings in order to remain competitive. Account executives are compensated with a base salary and commissions based on the volume of loans originated as a result of their efforts. At December 31, 2003, we had 66 account executives.

      Approval Process. Before a broker becomes part of our network, the broker must go through an approval process. Once approved, brokers may begin submitting applications and/or loans to us.

      To be approved, a broker must:

      o demonstrate that it the broker properly licensed and registered in the state in which the broker seeks to transact business;

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

      We also perform searches on all new brokers using a third-party database that contains public and nonpublic information on individuals and companies that have incidents of potential fraud and misrepresentation. In addition, we regularly review the performance of loans originated through our brokers.

      Brokered Loans. For the year ended December 31, 2003, our broker network accounted for $1.0 billion, or 59%, of our loan originations, compared to $535.0 million, or 61%, of our loan originations for the year ended December 31, 2002 and $345.9 million, or 56%, of our loan purchases and originations for the year ended December 31, 2001. No single broker contributed more than 5.0%, 2.2% or 1.3% of our total loan production in the years ended December 31, 2003, 2002 and 2001, respectively.

      Once approved, a broker may submit loan applications for prospective borrowers. To process broker submissions, our broker originations channel is organized by geographic regions and into teams, each consisting of account executives, account managers and processors, which are generally assigned to specific brokers. Since we operate in a highly competitive environment where brokers often submit the same loan application to several prospective lenders simultaneously, we strive to provide brokers with a rapid and informed response. Account executives analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial. In addition, brokers can obtain preliminary approvals, typically within seconds, directly from our proprietary originations software program - Click & Close(R) - by logging in and entering the basic loan information. Once a package is received from the broker, the application is logged into Click & Close, which automatically queues the loan to an underwriter from the team covering that geographic area and/or broker. If the application is approved by our underwriter, a "conditional approval" will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The file is then queued back to the account manager and processor, who work directly with the submitting broker to collect the requested information, meet all underwriting conditions and send out all appropriate documentation and disclosures.

      In most cases, we fund loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, we will make all reasonable attempts to ensure that there is no missing information concerning the borrower or the application that might change the denial decision on the loan.

      We compensate our account executives, who are the primary relationship contacts with the brokers, mainly on a commission basis. We strive to have our account executives maintain the level of knowledge and experience integral to our commitment to providing the highest quality service for brokers. We believe that by maintaining an efficient, trained and experienced staff, we have addressed four central factors that determine where a broker sends its business:

      o     the service and support a lender provides;

      o     product offerings and pricing;

      o     the turn-around time, or speed with which a lender closes loans; and

      o     the lender's knowledge concerning the broker and his business.

      Retail Loans. We develop retail loan leads primarily through our automated telemarketing system and our network of four call centers and seven retail offices located in nine states. For the year ended December 31, 2003, the retail channel accounted for $707.2 million, or 41%, of our loan originations, compared to $337.2 million, or 39%, of our loan originations for the year ended December 31, 2002 and $275.8 million, or 44%, of our loan originations for the year ended December 31, 2001. Through our marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for our products. Our telemarketing representatives identify interested customers and forward these potential borrowers to a branch manager through our Click & Close system. The branch managers, in turn, distribute these leads to mortgage analysts via Click & Close by queuing the loan to a mortgage analyst's "to do" list in Click & Close. The assigned mortgage analyst discusses the applicant's qualifications and available loan products, negotiates loan terms with the borrower and processes the loan through completion. Click & Close is utilized to queue the loan to underwriters at the appropriate times for approvals and help to facilitate the loan application process through closing.

      We compensate our mortgage analysts, who are the primary relationship contacts with our borrowers, predominantly on a commission basis. At December 31, 2003, we had 279 mortgage analysts.

LOAN UNDERWRITING

      Underwriting Guidelines. We maintain written underwriting guidelines that are utilized by all employees associated with the underwriting process. Throughout our 22 year history, these guidelines have been reviewed and updated from time to time by senior underwriters and the head of risk management. We provide our underwriting guidelines to all of the brokers from whom we accept loan applications. Loan applications received from brokers are classified according to particular characteristics, including, but not limited to, the applicant's:

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

      We have established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings "A" through "D," with sub-ratings within those categories. Terms of loans that we make, as well as maximum loan-to-value ratios and debt-to-income ratios, vary depending on the classification of the applicant and the borrower's credit score. Loan applicants with less favorable credit ratings and/or lower credit scores are generally offered loans with higher interest rates and lower loan-to-value ratios than applicants with more favorable credit ratings and/or higher credit scores. The general criteria our underwriting staff uses in classifying loan applicants are set forth in the following table.

                      REST OF PAGE INTENTIONALLY LEFT BLANK

                            DELTA FUNDING CORPORATION
                          UNDERWRITING GUIDELINE MATRIX

------------------------------------------------------------------------------------------------------------------------------
                                                         FIRST MORTGAGE
------------------------------------------------------------------------------------------------------------------------------
                                        OWNER OCCUPIED                           NON OWNER OCCUPIED
                         ------------------------------------------------------------------------------------------------------
  CREDIT                                 LIMITED                                       LIMITED
 PROGRAM           MIN      FULL         INCOME &                        FULL         INCOME &
 MAX LOAN         CREDIT   INCOME        NO INCOME                      INCOME        NO INCOME            AS
  AMOUNT          SCORE     CHECK         CHECK          AS STATED      CHECK           CHECK            STATED        DTI
------------------------------------------------------------------------------------------------------------------------------
                                                                      LTV >80%:
  PROPERTY                LTV >90%:     LTV >85%:        LTV >80%:    1-4 FAMILY
RESTRICTIONS              1-2 FAMILY    1-2 FAMILY       1-2 FAMILY   LTV >85%:
                          DETACHED      DETACHED         DETACHED     1-2 FAMILY
                          & CONDO'S     & CONDO'S        & CONDO'S     DETACHED
------------------------------------------------------------------------------------------------------------------------------
                    675   100% 1st Mtg  100% 1st Mtg     90% 1st Mtg  90% 1st Mtg      80% 1st Mtg      70% 1st Mtg   **55%
                    650   100% 1st Mtg  95% 1st Mtg      85% 1st Mtg  85% 1st Mtg      80% 1st Mtg      70% 1st Mtg
      A+            625   100% 1st Mtg  95% 1st Mtg      85% 1st Mtg  85% 1st Mtg      75% 1st Mtg      70% 1st Mtg
UP TO $750,000      550   95% 1st Mtg   90% 1st Mtg      80% 1st Mtg  80% 1st Mtg      75% 1st Mtg      70% 1st Mtg
                    525   90% 1st Mtg   85% 1st Mtg      80% 1st Mtg  80% 1st Mtg      75% 1st Mtg           NA
                    500   85% 1st Mtg   80% 1st Mtg           NA      80% 1st Mtg           NA               NA
                          80% 1st Mtg   75% 1st Mtg           NA      75% 1st Mtg           NA               NA
------------------------------------------------------------------------------------------------------------------------------
                    675   100% 1st Mtg  100% 1st Mtg     90% 1st Mtg  90% 1st Mtg      80% 1st Mtg      70% 1st Mtg
                    650   100% 1st Mtg  95% 1st Mtg      85% 1st Mtg  85% 1st Mtg      80% 1st Mtg      70% 1st Mtg
      A1            625   100% 1st Mtg  95% 1st Mtg      85% 1st Mtg  85% 1st Mtg      75% 1st Mtg      70% 1st Mtg
UP TO $750,000      600   95% 1st Mtg   90% 1st Mtg      80% 1st Mtg  80% 1st Mtg      75% 1st Mtg      70% 1st Mtg   **55%
                    550   90% 1st Mtg   85% 1st Mtg      80% 1st Mtg  80% 1st Mtg      75% 1st Mtg           NA
                    525   85% 1st Mtg   75% 1st Mtg           NA      75% 1st Mtg           NA               NA
                    500   80% 1st Mtg   70% 1st Mtg           NA      70% 1st Mtg           NA               NA
------------------------------------------------------------------------------------------------------------------------------

                    600   90% 1st Mtg   85% 1st Mtg      80% 1st Mtg  80% 1st Mtg      75% 1st Mtg      70% 1st Mtg
      A2            575   90% 1st Mtg   85% 1st Mtg      80% 1st Mtg  80% 1st Mtg      75% 1st Mtg           NA
UP TO $500,000      550   85% 1st Mtg   80% 1st Mtg      75% 1st Mtg  80% 1st Mtg      70% 1st Mtg           NA       **55%
                    525   80% 1st Mtg   75% 1st Mtg           NA      75% 1st Mtg           NA               NA
                    500   75% 1st Mtg   70% 1st Mtg           NA      70% 1st Mtg           NA               NA

------------------------------------------------------------------------------------------------------------------------------

                    600   90% 1st Mtg   80% 1st Mtg      75% 1st Mtg  80% 1st Mtg      70% 1st Mtg
      B1            575   85% 1st Mtg   80% 1st Mtg      75% 1st Mtg  80% 1st Mtg      70% 1st Mtg
UP TO $500,000      550   85% 1st Mtg   75% 1st Mtg      70% 1st Mtg  75% 1st Mtg      65% 1st Mtg                    **55%
                    525   80% 1st Mtg        NA               NA           NA               NA
                    500   75% 1st Mtg        NA               NA           NA               NA

------------------------------------------------------------------------------------------------------------------------------

                    575   85% 1st Mtg   75% 1st Mtg      70% 1st Mtg  75% 1st Mtg
      B2            550   80% 1st Mtg   70% 1st Mtg      70% 1st Mtg  70% 1st Mtg                                     **55%
UP TO $500,000      525   75% 1st Mtg        NA               NA           NA
                    500   70% 1st Mtg        NA               NA           NA

------------------------------------------------------------------------------------------------------------------------------
      C1            575   80% 1st Mtg   75% 1st Mtg                   75% 1st Mtg
UP TO $400,000      550   80% 1st Mtg   70% 1st Mtg                   70% 1st Mtg                                     **55%
                    525   75% 1st Mtg        NA                            NA
                    500   70% 1st Mtg        NA                            NA
------------------------------------------------------------------------------------------------------------------------------
      C2            550   75% 1st Mtg
UP TO $400,000      525   70% 1st Mtg   PROPERTY RESTRICTIONS                                                         **55%
                    500   65% 1st Mtg
--------------------------------------
      D1            550   70% 1st Mtg                        OO FIC, LIC & NIC over 90% LTV, only:
UP TO $350,000      500   65% 1st Mtg                        1-2 family, Min MV of $150,000                           **55%
--------------------------------------
    * D2            525   65% 1st Mtg   3-4 family, Min MV of $150,000 Y 25 pt. higher score                          **55%
UP TO $350,000      500   60% 1st Mtg   OO As Stated Over 85%: 1-2 family detached & condos
--------------------------------------
   * D3
UP TO $350,000      550   60% 1st Mtg                                                                                 **55%
------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
  CREDIT
 PROGRAM
 MAX LOAN
  AMOUNT                            MORTGAGE PAYMENT HISTORY                            BANKRUPTCY INFORMATION
------------------------------------------------------------------------------------------------------------------------------

  PROPERTY
RESTRICTIONS

------------------------------------------------------------------------------------------------------------------------------
                                   EXCELLENT MORTGAGE HISTORY                         *** MINIMUM 3 YEARS OLD
                            0x30 on mortgages within last 12 months.         Chapter 7 discharge or Chapter 13 filing.
      A+                 * For extended LTV's with credit score < 575,              Chapter 13 discharge must be
UP TO $750,000                       0x60 months 13 to 24.                             1 year old at closing
                                 No foreclosures last 3 years.

------------------------------------------------------------------------------------------------------------------------------
                                   EXCELLENT MORTGAGE HISTORY                         *** MINIMUM 3 YEARS OLD
                            1x30 on mortgages within last 12 months.         Chapter 7 discharge or Chapter 13 filing.
      A1                 * For extended LTV's with credit score < 575,       Chapter 13 discharge must be 1 year old at
UP TO $750,000                       0x60 months 13 to 24.                                    closing
                                 No foreclosures last 3 years.
------------------------------------------------------------------------------------------------------------------------------
                                   EXCELLENT MORTGAGE HISTORY                           *** MINIMUM 2 YEARS OLD
      A2                    2x30 on mortgages within last 12 months.           Chapter 7 discharge or Chapter 13 filing.
UP TO $500,000           * For extended LTV's with credit score < 575,            Chapter 13 must be discharged before
                                     0x90 months 13 to 24.                                      closing.
                                 No foreclosures last 3 years.
------------------------------------------------------------------------------------------------------------------------------
                                     GOOD MORTGAGE HISTORY                             *** MINIMUM 2 YEARS OLD
      B1                    3x30 on mortgages within last 12 months.          Chapter 7 discharge or Chapter 13 filing.
UP TO $500,000                   No foreclosures last 2 years.                   Chapter 13 must be discharged before
                              If mortgage history(s) for the past                              closing.
                             12 months is 0x30, the foreclosure/NOD
                           restriction will be lowered to 18 months.
------------------------------------------------------------------------------------------------------------------------------
                                     GOOD MORTGAGE HISTORY                            *** MINIMUM 18 MONTHS OLD
      B2                      2x30 & 1x60 or Unlimited 30's, 0x60             Chapter 7 discharge or Chapter 13 filing.
UP TO $500,000                on mortgages within last 12 months.                    Open Chapter 13 considered.
                                No foreclosures last 18 months.                 Mortgage must be paid as agreed since
                              If mortgage history(s) for the past                              filing.
                            12 months is 0x30, the foreclosure/NOD
                           restriction will be lowered to 12 months.
------------------------------------------------------------------------------------------------------------------------------
      C1                             FAIR MORTGAGE HISTORY                               *** MINIMUM 1 YEAR OLD
UP TO $400,000              0x90 on mortgages within last 12 months.           Chapter 7 discharge or Chapter 13 filing.
                                 No worse than D-30 at closing.                      No late payments on mortgages
                                No foreclosures last 12 months.                      since Chapter 7 or 13 filing.
------------------------------------------------------------------------------------------------------------------------------
      C2                             FAIR MORTGAGE HISTORY                     Chapter 7 must be discharged by closing.
UP TO $400,000              1x90 on mortgages within last 12 months.                  Open Chapter 13 considered.
                                 No worse than D-60 at closing.
------------------------------------------------------------------------------------------------------------------------------
      D1                             POOR MORTGAGE HISTORY                     Chapter 7 must be discharged by closing.
UP TO $350,000             1x120 on mortgages within last 12 months.                 Open Chapter 13 considered.
                                 No worse than D-90 at closing.
------------------------------------------------------------------------------------------------------------------------------
    * D2                             POOR MORTGAGE HISTORY                      Chapter 7 must be discharged by closing.
UP TO $350,000                  No worse than D-119 at closing.                        Open Chapter 13 considered.
                                  Mortgage NOT in foreclosure.
------------------------------------------------------------------------------------------------------------------------------
   * D3                              POOR MORTGAGE HISTORY                      Chapter 7 must be discharged by closing.
UP TO $350,000              Open foreclosures considered case-by-case                  Open Chapter 13 considered.
------------------------------------------------------------------------------------------------------------------------------

Minimum Market Value: $70,000 - OO FIC, LIC & NIC>90%  OO As Stated > 85%
--------------------------------------------------------------------------------
Minimum Market Value for NOO (All LTV's): $70,000 || NOO FIC > 85%, Minimum Market Value $150,000
--------------------------------------------------------------------------------
** For LTV's above 80% and/or income less than $25K/yr, maximum DTI = 50% for programs A+ through D3.
--------------------------------------------------------------------------------
*** Lower LTV by 5% for programs D2 & D3 in: Connecticut, Idaho, Illinois, Indiana, Iowa, Maine, Massachusetts, New Jersey, New York, Oklahoma, Vermont & Wisconsin.
--------------------------------------------------------------------------------
**** Chapter 13 involuntary dismissal date follows the same guidelines as Chapter 7 discharge.
--------------------------------------------------------------------------------

                            DELTA FUNDING CORPORATION
                          UNDERWRITING GUIDELINE MATRIX

----------------------------------------------------------------------------------------------------------------------------
                                                                SECOND MORTGAGE
----------------------------------------------------------------------------------------------------------------------------
                                                     OWNER OCCUPIED                   NON OWNER OCCUPIED
----------------------------------------------------------------------------------------------------------------------------
    CREDIT PROGRAM        MIN CREDIT           FULL          LIMITED INCOME & NO
    MAX LOAN AMOUNT          SCORE        INCOME CHECK          INCOME CHECK          FULL INCOME CHECK          DTI
----------------------------------------------------------------------------------------------------------------------------
 PROPERTY RESTRICTIONS                  2ND MORTGAGES NOT AVAILABLE FOR: SCORES < 550, AS STATED LOANS,
                                         NPO LOANS, MIXED USE/MULTI-FAMILY & DOUBLE WIDE MANUFACTURED
                                                         HOMES OR "UNIQUE PROPERTIES".
----------------------------------------------------------------------------------------------------------------------------
                             675          #100% 2ND MTG          80% 2nd Mtg            75% 2nd Mtg
                             650          #100% 2ND MTG          80% 2nd Mtg            75% 2nd Mtg
                             625           90% 2nd Mtg           80% 2nd Mtg            75% 2nd Mtg            **55%
          A+                 600           85% 2nd Mtg           80% 2nd Mtg            75% 2nd Mtg
    UP TO $750,000           550           85% 2nd Mtg           80% 2nd Mtg            75% 2nd Mtg
                             525               NA                     NA                     NA
                             500               NA                     NA                     NA
----------------------------------------------------------------------------------------------------------------------------
                             675          #100% 2ND MTG          80% 2nd Mtg            75% 2nd Mtg
                             650          #100% 2ND MTG          80% 2nd Mtg            75% 2nd Mtg
                             625           90% 2nd Mtg           80% 2nd Mtg            75% 2nd Mtg
          A1                 600           85% 2nd Mtg           80% 2nd Mtg            75% 2nd Mtg            **55%
    UP TO $750,000           550           85% 2nd Mtg           80% 2nd Mtg            75% 2nd Mtg
                             525               NA                     NA                     NA
                             500               NA                     NA                     NA
----------------------------------------------------------------------------------------------------------------------------
                             600           85% 2nd Mtg           80% 2nd Mtg            75% 2nd Mtg
          A2                 575           85% 2nd Mtg           80% 2nd Mtg            75% 2nd Mtg
    UP TO $500,000           550           85% 2nd Mtg           80% 2nd Mtg            75% 2nd Mtg            **55%
                             525               NA                     NA                     NA
                             500               NA                     NA                     NA
----------------------------------------------------------------------------------------------------------------------------
                             600           80% 2nd Mtg           80% 2nd Mtg            70% 2nd Mtg
          B1                 575           80% 2nd Mtg           80% 2nd Mtg            70% 2nd Mtg
    UP TO $500,000           550           80% 2nd Mtg           75% 2nd Mtg            70% 2nd Mtg            **55%
                             525               NA                     NA                     NA
                             500               NA                     NA                     NA
-----------------------------------------------------------                                             ------------------
          B2                 575           80% 2nd Mtg         100% CLTV (over 90% CLTV)
     UP TO $500,000          550           80% 2nd Mtg         requirements: Minimum 650 middle
                             525               NA              credit score FIC only (24 mos.                  **55%
                             500               NA              bank statements not permitted)
-----------------------------------------------------------    Minimum 4 years bankruptcy               ------------------
                             575           75% 2nd Mtg         discharge or Consumer Credit
          C1                 550           75% 2nd Mtg         Counseling not permitted Single
    UP TO $400,000           525               NA              family residence only. No condos                **55%
                             500               NA              Refinance only. No purchase money
-----------------------------------------------------------    Minimum loan amount: $40K (stand         ------------------
          C2                 550      2ND MTGES NOT            alone) Min loan amt for DFC 1st
    UP TO $400,000           525      AVAILABLE FOR:           and 2nd: $20K Maximum loan amount:              **55%
                             500      Score < 550 As           $250,000 Minimum FMV: $70,000 12
-----------------------------------   stated loans NPO         month mortgage history required If       ------------------
          D1                 550      loans Mixed use          reporting to credit 0x60 month
    UP TO $350,000           500      property                 13-24                                           **55%
-----------------------------------   Multi-family             -----------------------------------------------------------
          *D2                525      property
    UP TO $350,000           500      Double/multi-wide,                                                       **55%
-----------------------------------   manufactured             -----------------------------------------------------------
          *D3                550      homes "Unique"                                                           **55%
    UP TO $350,000                    property
--------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
  CREDIT
 PROGRAM
 MAX LOAN
  AMOUNT                            MORTGAGE PAYMENT HISTORY                            BANKRUPTCY INFORMATION
------------------------------------------------------------------------------------------------------------------------------

  PROPERTY
RESTRICTIONS

------------------------------------------------------------------------------------------------------------------------------
                                   EXCELLENT MORTGAGE HISTORY                         *** MINIMUM 3 YEARS OLD
                            0x30 on mortgages within last 12 months.         Chapter 7 discharge or Chapter 13 filing.
      A+                 * For extended LTV's with credit score < 575,              Chapter 13 discharge must be
UP TO $750,000                       0x60 months 13 to 24.                             1 year old at closing
                                 No foreclosures last 3 years.

------------------------------------------------------------------------------------------------------------------------------
                                   EXCELLENT MORTGAGE HISTORY                         *** MINIMUM 3 YEARS OLD
                            1x30 on mortgages within last 12 months.         Chapter 7 discharge or Chapter 13 filing.
      A1                 * For extended LTV's with credit score < 575,       Chapter 13 discharge must be 1 year old at
UP TO $750,000                       0x60 months 13 to 24.                                    closing
                                 No foreclosures last 3 years.
------------------------------------------------------------------------------------------------------------------------------
                                   EXCELLENT MORTGAGE HISTORY                           *** MINIMUM 2 YEARS OLD
      A2                    2x30 on mortgages within last 12 months.           Chapter 7 discharge or Chapter 13 filing.
UP TO $500,000           * For extended LTV's with credit score < 575,            Chapter 13 must be discharged before
                                     0x90 months 13 to 24.                                      closing.
                                 No foreclosures last 3 years.
------------------------------------------------------------------------------------------------------------------------------
                                     GOOD MORTGAGE HISTORY                             *** MINIMUM 2 YEARS OLD
      B1                    3x30 on mortgages within last 12 months.          Chapter 7 discharge or Chapter 13 filing.
UP TO $500,000                   No foreclosures last 2 years.                   Chapter 13 must be discharged before
                              If mortgage history(s) for the past                              closing.
                             12 months is 0x30, the foreclosure/NOD
                           restriction will be lowered to 18 months.
------------------------------------------------------------------------------------------------------------------------------
                                     GOOD MORTGAGE HISTORY                            *** MINIMUM 18 MONTHS OLD
      B2                      2x30 & 1x60 or Unlimited 30's, 0x60             Chapter 7 discharge or Chapter 13 filing.
UP TO $500,000                on mortgages within last 12 months.                    Open Chapter 13 considered.
                                No foreclosures last 18 months.                 Mortgage must be paid as agreed since
                              If mortgage history(s) for the past                              filing.
                            12 months is 0x30, the foreclosure/NOD
                           restriction will be lowered to 12 months.
------------------------------------------------------------------------------------------------------------------------------
      C1                             FAIR MORTGAGE HISTORY                               *** MINIMUM 1 YEAR OLD
UP TO $400,000              0x90 on mortgages within last 12 months.           Chapter 7 discharge or Chapter 13 filing.
                                 No worse than D-30 at closing.                      No late payments on mortgages
                                No foreclosures last 12 months.                      since Chapter 7 or 13 filing.
------------------------------------------------------------------------------------------------------------------------------
      C2                             FAIR MORTGAGE HISTORY                     Chapter 7 must be discharged by closing.
UP TO $400,000              1x90 on mortgages within last 12 months.                  Open Chapter 13 considered.
                                 No worse than D-60 at closing.
------------------------------------------------------------------------------------------------------------------------------
      D1                             POOR MORTGAGE HISTORY                     Chapter 7 must be discharged by closing.
UP TO $350,000             1x120 on mortgages within last 12 months.                 Open Chapter 13 considered.
                                 No worse than D-90 at closing.
------------------------------------------------------------------------------------------------------------------------------
    * D2                             POOR MORTGAGE HISTORY                      Chapter 7 must be discharged by closing.
UP TO $350,000                  No worse than D-119 at closing.                        Open Chapter 13 considered.
                                  Mortgage NOT in foreclosure.
------------------------------------------------------------------------------------------------------------------------------
   * D3                              POOR MORTGAGE HISTORY                      Chapter 7 must be discharged by closing.
UP TO $350,000              Open foreclosures considered case-by-case                  Open Chapter 13 considered.
------------------------------------------------------------------------------------------------------------------------------

Minimum Market Value: $70,000 - OO FIC, LIC & NIC>90%  OO As Stated > 85%
--------------------------------------------------------------------------------
Minimum Market Value for NOO (All LTV's): $70,000 || NOO FIC > 85%, Minimum Market Value $150,000
--------------------------------------------------------------------------------
** For LTV's above 80% and/or income less than $25K/yr, maximum DTI = 50% for programs A+ through D3.
--------------------------------------------------------------------------------
*** Lower LTV by 5% for programs D2 & D3 in: Connecticut, Idaho, Illinois, Indiana, Iowa, Maine, Massachusetts, New Jersey, New York, Oklahoma, Vermont & Wisconsin.
--------------------------------------------------------------------------------
**** Chapter 13 involuntary dismissal date follows the same guidelines as Chapter 7 discharge.
--------------------------------------------------------------------------------

      We use these categories and characteristics as guidelines only. On a case-by-case basis, we may determine that the prospective borrower warrants an exception from the guidelines if sufficient compensating factors exist. Examples of compensating factors we consider include the following:

      o     low debt ratio;

      o     long-term stability of employment and/or residence;

      o     excellent payment history on past mortgages;

      o     a significant reduction in monthly expenses; or

      o     low loan-to-value ratio.

      The following table sets forth certain information with respect to our originations of first and second mortgage loans by borrower classification, along with weighted average coupons, for the periods shown and highlights the improved credit quality of our originations.

                                              (dollars in thousands)

                                                     PERCENT
YEAR             CREDIT             TOTAL           OF TOTAL          WAC(1)           WLTV(2)
----             ------             -----           --------          ------           -------
2003               A             $1,539,028            89.9%             8.0%            77.5%
                   B                 92,886             5.4              9.3             69.9
                   C                 55,431             3.2              9.7             66.2
                   D                 25,392             1.5             10.8             56.2
                                 ----------          ------           ------           ------
                 Totals          $1,712,737           100.0%             8.1%            76.4%
                                 ==========          ======           ======           ======

2002               A             $  752,920            86.3%             9.1%            78.1%
                   B                 57,186             6.6             10.3             70.3
                   C                 42,903             4.9             11.1             66.0
                   D                 19,181             2.2             12.1             55.5
                                 ----------          ------           ------           ------
                 Totals          $  872,190           100.0%             9.4%            76.5%
                                 ==========          ======           ======           ======

2001               A             $  478,485            77.0%            10.0%            76.7%
                   B                 59,729             9.6             11.5             68.6
                   C                 61,498             9.9             12.2             66.7
                   D                 22,003             3.5             13.2             57.4
                                 ----------          ------           ------           ------
                 Totals          $  621,715           100.0%            10.5%            74.2%
                                 ==========          ======           ======           ======

------------------
(1)   Weighted Average Coupon ("WAC").

(2)   Weighted Average Initial Loan-to-Value Ratio ("WLTV").

      The mortgage loans we originate have amortization schedules ranging from five years to 30 years, generally bear interest at fixed rates and require equal monthly payments, which are due as of a scheduled day of each month. Substantially all of our mortgage loans are fully amortizing loans. The principal amounts of the loans we originate generally range from a minimum of $25,000 to a maximum of $750,000, and we will lend up to 100% of the combined loan-to-value ratio. Our loans are generally secured by one- to four-family residences, including condominiums and town-houses, and these properties are usually occupied by the owner. It is our policy not to accept commercial properties or unimproved land as collateral. However, we will accept mixed-use properties, such as a property where a portion of the property is used for residential purposes and the balance is used for commercial purposes, and we will accept small multifamily properties of five to eight units, both at reduced loan-to-value ratios. We do not originate loans where any senior mortgage contains open-end advance, negative amortization or shared appreciation provisions - all of which could have the effect of increasing the amount of the senior mortgage, thereby increasing the combined loan-to-value, or LTV, and increasing the risk of the loan to us.

      Documentation and review. Our mortgage loan program includes:

      o     a full documentation program;

      o     a limited documentation program;

      o     a no income verification program for self-employed borrowers; and

      o     a stated income program.

      Our borrowers' total monthly debt obligations - which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness - generally are 50% or less of the borrower's monthly gross income. Some of our borrowers will qualify using our maximum debt-to-income ratio of 55%. For loans to borrowers who are salaried employees, we require current employment information in addition to employment history. We verify this information based on one or more of the following items: written confirmation from employers, recent pay-stubs, recent W-2 tax forms, recent tax returns, bank statements and telephone confirmation from the employer. For our limited documentation program, we require either six months of bank statements or a job letter to be submitted which contains substantially the same information one would find on a standard verification of employment form, including:

      o     job position;

      o     length of time on job;

      o     current salary; and

      o the job letter should appear on the employer's letterhead and include the telephone number and signature of the individual completing the letter on behalf of the employer.

      For our no income verification program, we require proof of self-employment in the same business for two years. We only offer our stated income program, which represents a very small percentage of our loans, for better credit quality borrowers where a telephone verification is performed by an underwriter to verify that the borrower is employed. We usually require lower combined loan-to-value ratios with respect to loans made under programs other than the full documentation program.

      We assess a borrower's credit-worthiness primarily based on the borrower's mortgage history and credit score, and we generally adjust our pricing and loan-to-value ratios based on many other risk parameters. Our borrowers often have either (a) mortgage or other credit delinquencies, (b) problems providing documentation required by traditional lenders, and/or (c) collateral types that traditional lenders will not lend against. Qualification for a loan is based primarily upon our risk-based pricing model and guidelines, which we have developed over our 22 year history and our extensive database of prior loan performance. Because there are compelling circumstances with some borrowers, we employ experienced non-conforming mortgage loan credit underwriters to review the applicant's credit profile and to evaluate whether an impaired credit history is a result of adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. An applicant's credit record will often be impaired by personal circumstances, including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing.

      As part of our settlement agreements with New York State regulators - i.e., the Remediation Agreement and Stipulated Order on Consent - we agreed to modify certain aspects of our underwriting guidelines. These agreements expired in September 2002; however, we are voluntarily abiding by these underwriting guidelines and intend to continue to originate loans in accordance with these agreements in the foreseeable future.

      We have a staff of 49 underwriters with an average of 10 years of non-conforming lending experience and five years working for us. All underwriting functions for broker originations are conducted in our Woodbury, New York headquarters and our Cincinnati, Ohio underwriting office. All underwriting functions for retail originations are conducted in our retail underwriting "hub," located in Cincinnati, Ohio, our Phoenix, Arizona origination center and our Woodbury, New York headquarters. We do not delegate underwriting authority to any third party. Our underwriting department functions independently of our business development and sales departments and does not report to any individual directly involved in the sales origination process. None of our underwriters are compensated on an incentive or commission basis. Our underwriters are trained to review all components of the loan to determine its compliance with our underwriting guidelines.

      We have instituted underwriting internal controls that are designed to ensure that loans are generally reviewed and approved by a minimum of two underwriters. The underwriting department employs underwriters with different levels of experience and authority. Loans generally must receive a secondary review by an underwriter of equal or higher rank. Although the most senior underwriters do not require a secondary review in some circumstances, the vast majority of our loans are reviewed by at least two underwriters. Similarly, maximum loan amount and loan-to-value approval authorities are assigned to each level, ensuring that loans at the highest dollar or LTV-limits we offer are reviewed and approved only by the underwriting department's most senior members.

      Appraisals and Quality Control. We underwrite every loan submitted by thoroughly reviewing credit and by performing the following:

      o a separate appraisal review conducted by our underwriter and/or appraisal review department on appraisals that were not centrally ordered by us; and

      o a full compliance review, to ensure that all documents have been properly prepared, all applicable disclosures given in a timely fashion, and proper compliance with all federal and state regulations.

      We require appraisals to be performed by third-party, fee-based appraisers or by our approved appraisers and to conform generally to current Fannie Mae and Freddie Mac secondary market requirements for residential property appraisals. Each appraisal includes, among other things, an inspection of both the exterior and interior of the subject property and data from sales within the preceding 12 months of similar properties within the same general location as the subject property. We perform an appraisal review on each loan prior to closing on appraisals that were not centrally ordered by us. We do not believe that the general quality control practices of many conventional mortgage lenders, which is to perform only drive-by appraisals after closings, provides sufficient protection for non-centrally ordered appraisals. As such, in addition to reviewing each of these appraisals for accuracy, we access alternate sources to validate sales used in the appraisals to determine market value. These sources include:

      o     Multiple Listing Services;

      o assessment and sales services, such as Comps, Inc., Pace, 1st American and Transamerica;

      o     on-line Internet services such as Realtor.com; and

      o other sources for verification, including broker price opinions and market analyses by local real estate agents.

      For quality control purposes, using the criteria that we have developed over time, we actively track and grade all appraisers from whom we accept appraisals. We do not accept work from appraisers who have not conformed to our review standards.

      After completing the underwriting and processing of a brokered loan, we schedule the closing of the loan with an approved closing attorney or settlement agent. We hold the closing attorney or settlement agent responsible for completing the loan closing transaction in accordance with applicable law and our operating procedures. We also require title insurance that insures our interest as a lender, and evidence of adequate homeowner's insurance naming us or our servicing agent as an additional insured party on all loans.

      We perform a post-funding quality control review to monitor and evaluate our loan origination policies and procedures. The quality control department is separate from the underwriting department and reports directly to a member of senior management.

      Our quality control department samples at least 10% of all loan originations and performs a full quality control re-underwriting and review, the results of which are reported to senior management on a quarterly basis. On a daily basis, should the need arise, the manager of quality control underwriting will notify senior management of any critical loan findings. The sample of loans reviewed are selected in the following manner:

      o     all early default payments and customer complaints;

      o     at least 5% of the loans reviewed are selected on a random basis;
            and

      o targets, which may be based on sources of business (both internal branches/teams and external brokers, areas or other third parties) or products (perceived riskier products and newly offered products).

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

      o     re-verifying the credit report;

      o reviewing loan applications for completeness, signature, and consistency with other processing documents;

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

      Click & Close(R). Click & Close ("C&C") is a proprietary web-based system that we developed internally to streamline and integrate our origination process. Click & Close, or C&C, opens an online channel of communications between us, brokers, borrowers and a wide range of other mortgage information sources. We currently use C&C to automate and facilitate many of our origination processes, including but not limited to:

      o logging in and tracking applications in our retail and wholesale channels;

      o increasing the amount of internal loan origination processes that can be handled electronically, which reduces paper flow between account managers, loan processors and underwriters and allows us to become more paperless;

      o     generating pre-approvals utilizing our risk-based pricing model;

      o generating stipulation sheets, preliminary disclosures and other documents; and

      o easy, real time supervisory oversight to ensure all applications are being worked on in a timely manner.

      We are continuing to improve C&C to further streamline our processes and to reduce the paper flow required throughout the mortgage origination process. Our goal is to become paperless and, ultimately, lower our cost to originate.

LOAN SECURITIZATIONS AND SALES

      We securitize or sell virtually all of the mortgage loans we originate. As a fundamental part of our present business and financing strategy, we securitize almost all of our mortgage loans. We may also choose to sell a small number of our loans as whole loans when we believe that market conditions present an opportunity to achieve a better return through such sales. In 2003, securitizations and whole loan sales comprised approximately 97% and 3%, respectively, of our loan sales.

      Securitizations. During 2003, we issued four securitizations totaling $1.6 billion in collateral, of which we delivered a total of $1.5 billion of mortgage loans during 2003. We delivered the remaining $114 million of mortgage loans in January 2004 using a pre-funding feature. All of our 2003 securitizations received ratings on various classes of securities ranging from AAA/Aaa to BBB-/Baa3 by S&P, Fitch and Moody's, respectively. The following table sets forth information with respect to our 2003 securitizations by offering size, which includes pre-funded amounts, duration weighted average pass-through rate and type of credit enhancement.

                                                                             INITIAL DURATION
                                         OFFERING SIZE    COLLATERAL         WEIGHTED AVERAGE      CREDIT
           SECURITIZATION      ISSUED     (MILLIONS)      (MILLIONS)         PASS-THROUGH RATE   ENHANCEMENT
           --------------      ------     ----------      ----------         -----------------   -----------
           2003-1.........     03/27/03     $258.6           $263.1                2.40%         Senior/Sub
           2003-2.........     06/26/03     $393.0           $400.0                2.19%         Senior/Sub
           2003-3.........     09/30/03     $434.7           $440.0                1.83%         Senior/Sub
           2003-4.........     12/29/03     $470.0           $475.0                2.13%         Senior/Sub

      Whole Loan Sales Without Recourse. We have found that, from time to time, we can receive better economic results by selling some of our mortgage loans on a whole loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. In 2003 and 2002, we sold whole loans without recourse on a servicing-released basis of $42.4 million and $103.0 million, respectively.

LOAN SERVICING

      Prior to May 2001, we serviced substantially all of the loans that we originated and purchased since our inception in 1982.

      In January 2001, we entered into an agreement with Ocwen to transfer our servicing portfolio to it. In May 2001, we physically transferred our entire servicing portfolio to Ocwen, and laid-off our servicing staff. We no longer service loans nor do we have a servicing operation. We do, however, maintain several employees to assist third parties with delinquent and defaulted loans, as well as portfolio retention. Currently, Ocwen services our loans while in inventory pending securitization or whole loan sale. We make the determination to have either Ocwen or other similar servicers service the loans at the time we securitize our mortgage loans. If we choose a servicer other than Ocwen, then Ocwen will, on our behalf, transfer the mortgage loans electronically to the other servicer. We anticipate that a servicing transfer can be completed within 45 days following the close of the securitization. We will continue to make on-going determinations as to who the servicer will be on each of our securitizations.

COMPETITION

      As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, mortgage REITs and finance companies. Many of these competitors in the financial services business are substantially larger, have more capital and substantially greater resources than we do, a lower cost of funds and a more established market presence that we have. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. Competition can take many forms, including interest rates and costs of the loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Furthermore, the level of gains realized by us and our competitors on the sale of the type of loans originated has attracted additional competitors into this market, which has lowered the gains that may be realized by us on future loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions, giving companies with greater volumes of originations a competitive advantage, including a pricing advantage.

      If our competitors increase their marketing efforts to include our target market of borrowers, we may be forced to reduce the rates and fees we currently charge in order to maintain and expand our market share. Any reduction in our rates or fees could reduce our profitability and harm our business.

      Over the past several years, many larger finance companies, financial institutions and conforming mortgage originators have adapted their conforming origination programs and allocated resources to the origination of non-conforming loans. Some of these companies have begun to offer products similar to those offered by us to customers in our target market. For example, the government-sponsored entities, Fannie Mae and Freddie Mac, have begun to adapt some of their programs to include some products similar to those offered by us, and have begun to expand their presence into the non-conforming market. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. A material expansion of their involvement in the market to purchase subprime loans could change the dynamics of the industry in which we operate in ways adverse to us by virtue of their size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience higher-than-expected losses, overall investor perception of the subprime mortgage industry may suffer. The entrance of these government-sponsored entities and other larger and better-capitalized competitors into our market may reduce our market share and/or our overall level of loan originations.

      We depend primarily on independent mortgage brokers for the origination of our wholesale mortgage loans, which constitute the majority of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with these lenders for the independent brokers' business on the basis of pricing, service, loan fees, costs and other factors. Competition from other lenders could negatively affect the volume and pricing of our wholesale loans, which could reduce our loan production.

REGULATION

      We must comply with the laws and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to originate mortgage loans, as well as an extensive body of federal law and regulations. Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities. Our consumer lending activities are subject to, among other laws and regulations, the following:

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

      We also are subject to the rules and regulations of, and examinations by, the Department of Housing and Urban Development ("HUD") and state regulatory authorities with respect to originating, processing and underwriting loans (and servicing loans prior to May 2001). These rules and regulations, among other things:

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

      o     mandate specified disclosures and notices to borrowers; and

      o in some cases, fix maximum interest rates, fees and mortgage loan amounts.

      Failure to comply with these requirements can lead to, among other things, loss of approved status, demands for indemnification or mortgage loan repurchases, rights of rescission for mortgage loans, class action and other lawsuits, and administrative enforcement actions.

      Several states and local municipalities have recently enacted so-called "high cost" mortgage laws and/or regulations. While many of these laws and regulations contain some provisions that are similar to one another, there are a variety of provisions that vary from state to state and municipality to municipality, which has significantly increased the costs of compliance. In addition, dozens of other state and local laws and regulations are currently under consideration, with more likely to be proposed in the foreseeable future, that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on a number of commonly accepted lending practices, including some of our practices. There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws, rules and regulations could harm our business by:

      o substantially increasing the costs of compliance with a variety of potentially inconsistent federal, state and local laws;

      o substantially increasing the risk of litigation or administrative action associated with complying with these proposed federal, state and local laws, particularly those aspects of such proposed laws that contain subjective, as opposed to objective, requirements;

      o restricting our ability to charge rates and fees adequate to compensate us for the risk associated with a portion of our loans; or

      o if the law, rule or regulation is too onerous, potentially limiting our ability or willingness to operate in a particular geographic area.

      There are also several potential federal bills being proposed, at least one of which may provide for federal preemption over these existing and proposed state and local laws and regulations. There can be no assurance that any federal law will be passed addressing this matter, or that, if passed, it will contain a provision that preempts these state and local laws and regulations.

      o In July 2003, regulations adopted by the Office of Thrift Supervision became effective. These regulations eliminated the ability of state-chartered financial institutions and bankers to charge prepayment penalties on alternative mortgages under the Federal Alternative Mortgage Transactions Parity Act, while federally-regulated entities still enjoy that right. As a result, these regulations provide a competitive disadvantage for state-chartered entities, such as our company, in certain states with respect to alternative mortgages.

      In September 1999, we settled allegations by the New York State Banking Department, or the NYSBD, and a lawsuit by the New York State Office of the Attorney General, or the NYOAG, alleging that we had violated various state and federal lending laws. The global settlement was evidenced by (a) a Remediation Agreement by and between our subsidiary, Delta Funding, and the NYSBD, dated as of September 17, 1999 and (b) a Stipulated Order on Consent by and among Delta Funding, us and the NYOAG, dated as of September 17, 1999. As part of the settlement, among other things, we agreed to the following:

      o     we have implemented agreed upon changes to our lending practices;

      o we are providing reduced loan payments aggregating $7.25 million to a group of borrowers identified by the NYSBD; and

      o we created a fund managed by the NYSBD and financed by the grant of 525,000 shares of our common stock.

      Each month, on behalf of borrowers designated by the NYSBD, we make subsidy payments to the related securitization trusts. These subsidy payments fund the difference between the original loan payments and the reduced loan payments. As part of the Second Exchange Offer we completed in August 2001 (see
Note 2 "Summary of Regulatory Settlement" and Note 3 "Corporate Restructuring, Debt Modification and Debt Restructuring" to Notes to the Consolidated Financial Statements), the LLC is obligated to satisfy these payment subsidies out of the cash flows generated by the mortgage related securities it owns. If the LLC's cash flows are insufficient to pay this obligation, we remain responsible to satisfy our obligations under the Remediation Agreement.

      The proceeds of the stock fund will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. We do not manage the fund created for this purpose. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of our common stock. Changes to the market price of these shares of common stock deposited in the fund do not have any impact on our financial statements. We did not make any additional financial commitments between the settlement date and March 2000, or at any time thereafter. The Stipulated Order on Consent and the Remediation Agreement both expired by their terms in September 2002. We remain obligated as discussed above to continue to make subsidy payments on behalf of borrowers identified by the NYSBD for so long as these borrowers continue to make payments under the applicable mortgage loans.

      We believe that we are in compliance in all material respects with applicable federal and state laws and regulations.

ENVIRONMENTAL MATTERS

      To date, we have not been required to perform any environmental investigation or clean-up activities, nor have we been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. Although we primarily lend to owners of residential properties, in the course of our business, we may acquire properties securing loans that are in default. There is a risk that we could be required to investigate and clean-up hazardous or toxic substances or chemical releases at these properties, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property.

EMPLOYEES

      As of December 31, 2003, we had a total of 912 employees (including both full-time and part-time employees). None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

      Our executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where we lease approximately 107,000 square feet of office space at an aggregate annual rent of approximately $2.3 million. The lease provides for certain scheduled rent increases and expires in 2009.

      We also maintain business development offices in New Jersey, Ohio, Pennsylvania and Virginia. Our retail operation currently maintains four retail call centers in Woodbury, New York, Pittsburgh, Pennsylvania, Charlotte, North Carolina and Phoenix, Arizona, and seven retail mortgage origination offices in Illinois, Missouri, Ohio (2), Pennsylvania, Tennessee and Kansas. We also maintain one telemarketing hub and one underwriting hub in Ohio. The terms of these leases vary as to duration and rent escalation provisions, with the latest expiring in 2009.

ITEM 3. LEGAL PROCEEDINGS

      Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of these class actions and other litigation is summarized below.

      o In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act, or HOEPA, the Truth in Lending Act, or TILA, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys' fees,
            (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners' properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs' first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In or about October 1999 and November 1999, respectively, the NYSBD and our company submitted opposition to plaintiffs' motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We are awaiting a decision from the Court on the fairness hearing. We believe that the Court will approve the settlement, but if it does not, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

      o In or about March 1999, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint sought: (a) certification of a class of plaintiffs, (b) an accounting and (c) unspecified compensatory and punitive damages, including attorneys' fees, based upon alleged (i) unjust enrichment, (ii) fraud and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by the plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, we filed a motion to change venue and the plaintiffs opposed the motion. In July 1999, the Court denied the motion. We appealed, and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, the plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Appellate Court granted the plaintiffs' motion for class certification, from which we appealed. The Appellate Court denied our appeal in December 2001. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We appealed that decision, but the Appellate Court denied our appeal in November 2002. We filed a motion to reargue in December 2002, which was denied by the Appellate Court in January 2003. Discovery will now continue in the lower Court. We believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

      o In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against the LLC, Delta Funding Residual Management, Inc., or DFRM, and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest;
            (b) specific performance of the LLC's obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The counterclaim alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our Second Exchange Offer in 2001. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered in the New York County action. In February 2004, the Nassau County Court denied Morrison's motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Morrison's motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Court also granted our motion to consolidate the cases in Nassau County. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

      o In or about December 2003, we received notice that we had been named in a two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek: (a) certification of a class of plaintiffs; (b) direction to return fax fees charged to borrowers; (c) unspecified compensatory and statutory damages, including pre-judgment and post judgment interest and attorneys' fees, based upon alleged: (1) breach of contract, (2) statutory fraud, and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims, and in March 2004 we filed a motion to dismiss the case pertaining to per diem interest claims. The plaintiffs have not yet responded to the motions. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

      Our common stock trades on the American Stock Exchange (the "AMEX") under the symbol "DFC". The following table sets forth for the periods indicated the range of the high and low closing sales prices for our common stock.

      2003                                               HIGH         LOW
      ----                                              -----        -----
      First Quarter ............................        $2.18        $1.15
      Second Quarter ...........................         8.15         2.10
      Third Quarter ............................         9.39         5.18
      Fourth Quarter ...........................         7.82         6.29

      2002                                               HIGH         LOW
      ----                                              -----        -----
      First Quarter ............................        $1.54        $0.85
      Second Quarter ...........................         2.76         0.91
      Third Quarter ............................         2.74         1.65
      Fourth Quarter ...........................         1.50         0.95

      In 2002 and through May 2003, our common stock araded on the OTC Bulletin Board under the ticker symbol "DLTO." In May 2003, our common stock was listed on the AMEX.

      On March 29, 2004, we had approximately 176 stockholders of record. This number does not include beneficial owners holding shares through nominee or "street" names. We believe the number of beneficial stockholders is approximately 2,400.

DIVIDEND POLICY

      We paid $1.4 million in dividends on our Series A Preferred Stock in 2003 and did not pay any common stock dividends in 2003. Under the terms of our Certificate of Designations for our Series A preferred stock, we began paying dividends to holders of our Series A preferred stock in June 2003, and we are limited in our ability to pay dividends to holders of our common stock. In connection with our financing plans for 2004, we intend to use $13.9 million of any such future offering proceeds to redeem all of our Series A Preferred Stock. Following such a redemption, we will consider whether it is advisable to begin paying dividends to the holders of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table sets forth information about the shares of common stock issuable under our equity compensation plans at December 31, 2003:

                                                           EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------------------------------------
PLAN CATEGORY                     NUMBER OF SECURITIES TO BE          WEIGHTED-AVERAGE            NUMBER OF SECURITIES REMAINING
                                  ISSUED UPON EXERCISE OF             EXERCISE PRICE OF           AVAILABLE FOR FUTURE ISSUANCE
                                  OUTSTANDING OPTIONS                 OUTSTANDING OPTIONS         UNDER EQUITY COMPENSATION
                                                                                                  PLANS (1)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               2,236,950                         $ 2.00                           1,463,050

Equity compensation plans not
approved by security holders                     n/a                            n/a                                 n/a

Total                                      2,236,950                         $ 2.00                           1,463,050

--------------------
(1)   Excluding securities reflected in the first column.

RECENT SALES OF UNREGISTERED SECURITIES

      In the year ended December 31, 2003, we issued 862,403 shares of our common stock upon the exercise of certain warrants originally issued in 2001. The shares were issued pursuant to the exemption provided by Regulation D under the Securities Act of 1933, as amended. The exercise price of each warrant was $.01 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                         2003            2002            2001            2000            1999
                                                         ----            ----            ----            ----            ----
 Statement of Operations Data:                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Revenues:
      Net gain on sale of mortgage loans .........   $     94,782    $     57,974    $     38,326    $     52,574    $     86,466
      Interest income ............................         12,418          11,803          11,158          15,594          19,127
      Excess cashflow certificate income .........          2,323           1,973          11,774          32,554          18,214
      Impairment of excess cashflow certificates .             --          (2,085)        (19,676)        (15,861)         (6,300)
      Gain (loss) on sale of excess cashflow certs            220              --         (25,402)             --              --
      Servicing fees .............................             --              --           2,983          14,191          16,341
      Other income ...............................            425           1,281             188           3,069             768
                                                     ----------------------------------------------------------------------------
           Total revenues ........................        110,168          70,946          19,351         102,121         134,616
                                                     ----------------------------------------------------------------------------
 Expenses
      Payroll and related costs ..................         39,147          27,120          29,867          40,363          45,881
      Interest expense ...........................          5,509           5,273          16,132          30,386          26,656
      General and administrative .................         23,460          22,685          48,333          44,378          54,350
      Capitalized mortgage servicing impairment ..             --              --              --          38,237              --
      Restructuring and other special charges ....             --              --           2,678          11,382              --
      Extinguishment of debt .....................             --              --          19,255              --              --
                                                     ----------------------------------------------------------------------------
            Total expenses .......................         68,116          55,078         116,265         164,746         126,887
                                                     ----------------------------------------------------------------------------

 Income (loss) before income tax expense (benefit)         42,052          15,868         (96,914)        (62,625)          7,729
  Provision for income tax expense (benefit) .....        (25,354)         (1,769)          2,876         (13,208)          3,053
                                                     ----------------------------------------------------------------------------
    Net income (loss) ............................   $     67,406    $     17,637    $    (99,790)   $    (49,417)   $      4,676
                                                     ----------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
Net income (loss) per share ......................   $       4.05    $       1.11    $      (6.28)   $      (3.11)   $       0.30

DILUTED EARNINGS PER SHARE(1):
Net income (loss) per share ......................   $       3.59    $       1.04    $      (6.28)   $      (3.11)   $       0.30

Basic weighted average number of
            shares outstanding ...................     16,308,561      15,894,913      15,883,749      15,883,749      15,511,214
Diluted weighted average number of
            shares outstanding ...................     18,407,249      16,971,028      15,883,749      15,883,749      15,512,457

Selected Balance Sheet Data:
  Loans held for sale, net .......................   $    190,801    $     33,984    $     94,407    $     82,698    $     89,036
  Capitalized mortgage servicing rights ..........             --              --              --              --          45,927
  Excess cashflow certificates, net ..............         19,853          24,565          16,765         216,907         224,659
  Total assets ...................................        256,991          73,544         133,806         452,697         556,835
  Warehouse financing ............................        144,826          13,757          80,877          74,935          94,688
  Senior notes ...................................             --          10,844          10,844         149,571         149,474
  Investor payable ...............................             --              --              --          69,489          82,204
  Total liabilities ..............................        161,038          44,047         121,956         354,973         409,694
  Stockholders' equity ...........................   $     95,953    $     29,497    $     11,850    $     97,724    $    147,141

(1) For 2001 and 2000, stock options of approximately 23,000 and 37,000, respectively, are excluded from the calculation of diluted earnings per share because their effect is antidilutive in periods where losses are reported.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements set forth therein. Please see "Information Regarding Forward-Looking Statements."

GENERAL

      We are a specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans. Our loans are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 22-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements.

      Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which is a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under a warehouse line of credit or self-fund it. Second, we securitize loans and sell loans on a whole loan basis, and use the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. We traditionally have structured our securitizations as sales, which requires us to record cash and non-cash revenues as gain on sale at the time the transactions are completed. We began structuring our securitizations as financings in 2004, which requires us to record revenues from these transactions over time. When we sell whole loans, we record the premiums received upon sale as revenue.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

      Excess cashflow certificates. Our excess cashflow certificates primarily consist of the right to receive the future excess cash flows from pools of securitized mortgage loans, in securitizations structured as off-balance sheet sales. These future excess cash flows generally consist of:

      o the positive difference between the interest paid on the underlying mortgage loans and the interest paid on the pass-through certificates sold to investors in the securitization which, when we sell net interest margin ("NIM") notes - in a simultaneous transaction to the underlying securitization - is only received after the NIM notes are paid in full;

      o in most of our securitizations, prepayment penalties received from borrowers who pay off their loans generally within the first few years of their lives (which, when we sell NIM notes, is only received after the NIM notes are paid in full); and

      o additional mortgage loans pledged as collateral in excess of the principal amount of certificates issued and outstanding; the "overcollateralization", or "O/C", is designed to provide additional assurance that the securities sold in the securitization will be paid according to their terms (and which we describe in greater detail under "-Securitizations").

      The excess cash flows we receive are highly dependent upon the interest rate environment, because "basis risk" exists between the securitization trust's assets and liabilities. For example, in each of the securitizations that we issued since 2002, the interest cost of the pass-through certificates sold to investors is indexed against one-month LIBOR. As a result, each month, the interest rate received by the pass-through certificate holders from the securitization trust may adjust upwards or downwards as one-month LIBOR changes (liability) - while the majority of the underlying mortgage loans in the securitization trust have a fixed note rate for at least two to three years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, respectively, which in turn will increase or decrease the value of our excess cashflow certificates. Although we are not currently acquiring new excess cashflow certificates, we retain those that we acquired before we began to structure our securitizations as financings in 2004.

      In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are anticipated to be outstanding.

      The accounting estimates we use to value excess cashflow certificates are a "critical accounting estimate" because they can materially affect our net income. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and published forward LIBOR curves to value future expected excess cash flows. We believe that the value of our excess cashflow certificates is fair, but can provide no assurance that future prepayment and loss experience, changes in LIBOR or changes in their required market discount rate will not require write-downs of our excess cashflow certificate asset. We have written down the value of our excess cashflow certificates in the past. Write-downs would reduce our income in future periods. A more detailed discussion of our excess cashflow certificates can be found under "-Excess Cashflow Certificates, Net" below.

      Accounting for Hedging Activities. We do not use derivatives to speculate on interest rates. Rather, we use derivatives in conjunction with planned or existing balance sheet instruments in such a way as to alter the performance characteristics of virtually any such instrument. Authorized applications may
(a) offset some or all of the price or income effects of the associated instrument due to interest rate changes, or (b) be applied with the expectation that they will serve either to enhance the yield or lower the cost relative to those that would otherwise be generated. Authorized derivatives are limited to those that trade with active secondary markets, such as interest rate swaps, interest rate caps and exchange-traded interest rate futures contracts.

      The relevant accounting guidance is the Financial Accounting Standard No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." Although this statement became effective in January 2001, its implementation had no impact for us, because we did not hedge during the years 2002 and 2001. For the year ended December 31, 2003, we recorded a small hedge gain.

      SFAS NO. 133 calls for all derivatives to be recorded on the balance sheet at market value. When used as hedges, special treatment may be permitted, but only if a hedging relationship is properly documented and qualifying criteria are satisfied. For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

      Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of December 31, 2003, we have not recorded a valuation allowance on our deferred tax assets based on management's belief that operating income will more likely than not be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term.

      Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive operating income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

SECURITIZATIONS

      Securitizations, whether structured as off-balance sheet sales or on-balance sheet financings, effectively provide us with a source of long-term financing.

      In a securitization, we pool together loans, typically each quarter, and sell these loans to a newly-formed securitization trust, which is a qualified special purpose entity, or QSPE. These trusts are established for the limited purpose of buying our mortgage loans. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts.

      The securitization trust raises cash to purchase the mortgage loans from us by selling securities to the public. These securities, known as "asset-backed pass-through securities," are secured, or backed, by the pool of mortgage loans purchased by the securitization trust from us. These asset-backed securities, or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust.

      In our securitizations, the securitization trust issues senior certificates, which entitle the holders of these senior certificates to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. Depending upon the structure, the securitization trust may also issue interest-only certificates, which entitle the holders to receive payments of interest at a pre-determined rate over a fixed period of time. The securitization trust also issues a subordinate certificate or BIO certificate (referred to as an excess cashflow certificate), and a P certificate. Each month, the P certificate holder is entitled to receive prepayment penalties received from borrowers who payoff their loans early.

      For any monthly distribution, the holder of an excess cashflow certificate receives payments only after all required payments have been made on all the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flows from the excess cashflow certificates are applied in a "waterfall" manner as follows:

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

      o fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates; and

      o fifth, to pay interest on the related pass-through certificates that was not paid because of the imposition of a cap on their pass-through rates - these payments are called "basis risk shortfall amounts."

      The overcollateralization provision is a credit enhancement that is designed to protect the securities sold to the securitization pass-through investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, overcollateralization occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Historically, we built up the O/C typically over the first 18 to 24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. Beginning in our 2002 securitizations, and in each of our 2003 securitizations, we created the O/C by initially selling pass-through securities totaling approximately 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we created the full amount of the O/C required by the trust at the time we complete the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, we sell approximately $98.5 million in senior pass-through certificates. Prior to our 2002 securitization transactions, we typically issued pass-through certificates for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of these certificates, depending upon the structure we use for the securitization.

      The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors, including:

      o characteristics of the mortgage loans sold to the trust, such as credit scores and loan-to-value ratios;

      o the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through certificate holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fees, if any; and

      o the structure of the underlying securitization (e.g., issuing BBB-certificates creates greater credit enhancement in the securitization transaction, which generally results in a lower O/C).

      Our securitizations have typically required an O/C of between 1.05% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. In our securitizations prior to 2002, after the O/C requirement is reached, the cash flows from the excess cashflow certificates are then distributed to us as the holder of the excess cashflow certificates, in accordance with the "waterfall" described above. Over time, if the cash collected during the periods exceeds the amount necessary to maintain the required O/C, all other required distributions have been made, and there is no shortfall in the related required O/C, the excess is paid to us as holder of the excess cashflow certificate.

      Each securitization trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which helps ensure the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both. This form of securitization is referred to as a "hybrid". In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb any such losses first. In addition to this credit enhancement, the excess cash flows that would otherwise be paid to the holder of the excess cashflow certificate is used when and if it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is used to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

      We began utilizing a new securitization structure in 2002, in which we completed a concurrent net interest margin, or NIM, transaction. In a NIM transaction, we sell the excess cashflow certificate and P certificate to a NIM trust, which is also a QSPE. The NIM trust. in turn, issues interest-bearing NIM note(s) and a NIM owner trust certificate. We sell the excess cashflow certificate and P certificate without recourse, except that we provide standard representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) for a cash price and we receive the net proceeds of the sale of the note(s), together with the NIM owner trust certificate in consideration of our selling the excess cashflow certificate and P certificates to the NIM Trust.

      The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate and P certificate to be used to pay all principal and interest on the NIM note(s) until paid in full. This typically occurs approximately 22-25 months from the date the NIM note(s) were issued. The NIM owner trust certificate entitles us to all cash flows generated by the excess cashflow certificate and P certificate after the holder of the NIM note(s) has been paid in full. As such, for securitizations structured as off-balance sheet sales, we classify the NIM owner trust certificate on our balance sheet as an excess cashflow certificate and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

      As part of a NIM transaction, we were required by the rating agencies, and the NIM structure itself, to "fully fund" the O/C at closing - as opposed to having it build up over time as we had in past securitizations - which is why we sold senior pass-through certificates totaling approximately 1.05% to 2.00% less than the collateral sold to the securitization trust. We use a portion of the net proceeds we receive from selling NIM note(s) to make up for the difference between (1) the principal amount of the mortgage loans sold and (2) the proceeds from selling the senior pass-through certificates.

      NIM transactions have enabled us to generate positive upfront cash flow when we securitized our mortgage loans - i.e., the cash proceeds that we receive when the securitization and related NIM transaction close, net of funding the upfront overcollateralization, securitization and NIM costs, exceed our cost to originate the loans included in the transaction. These transactions have yielded cash proceeds in amounts comparable to, and in most cases higher than, whole loan sales.

      In the securitizations and related NIM transactions we completed in 2002 and 2003, the underlying securitization was structured as an off-balance sheet sale under SFAS No. 140. In these transactions, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate. We recorded this certificate at its estimated fair value, ranging from 0.0% to 1.0% of the securitized collateral. Conversely, beginning with our 2004 securitizations (in which the securitization will be structured as an on-balance sheet financing), no gain on sale will be recorded, but rather the amount of the NIM notes will be recorded as a liability on our balance sheet. In short, structuring the underlying securitization as either an off-balance sheet sale or an on-balance sheet financing does not change the overall economics of the transaction; rather, it changes the timing of income recognition and how it is recorded on our financial statements in accordance with SFAS No. 140. However, the use of portfolio-based accounting structures will result in differences in our future expected results of operations as compared to historic results.

      Off-Balance Sheet Securitizations. Through the end of 2003, we have structured our securitizations as off-balance sheet transactions. Accordingly, under SFAS No. 140, we have recorded a gain on sale of mortgage loans upon completion of each such securitization. For example, in each of the four securitizations that we issued in 2003, we derived, and recorded as revenue, the following economic interests:

      o we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust, to which we sold the excess cashflow certificates;

      o we received a cash purchase price from the sale of interest-only certificates, which entitle the holders to receive payments of interest at a pre-determined rate and over a fixed period of time;

      o we received a cash premium from selling the right to service the loans that we securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees, including prepayment penalties relating to the servicing rights we previously sold, in that capacity;

      o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by excess cashflow certificates are received over time, under GAAP, we must report as income at the time of the securitization the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on:

            (1) our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans;

            (2) the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loans prior to the stated maturity;

            (3) the LIBOR forward curve, using current LIBOR as the floor rate; and

            (4)   a discount rate.

      While we retained an excess cashflow certificate on our $435 million securitization completed in the quarter ended September 30, 2003 and our $470 million securitization completed in the fourth quarter ended December 31, 2003, we did not record it as an asset and corresponding revenue item due to the securitization structure we used to maximize cash revenues. Historically, in our securitizations, we have sold pass-through certificates with credit ratings from the rating agencies that were rating the securitization transactions ranging from AAA to BBB. In our securitization completed in the third quarter of 2003, we issued a limited principal amount of certificates rated BBB-. This structure reduced the amount of overcollateralization required, compared to a structure without a BBB- certificate, because the BBB- certificate replaces credit enhancement that would have otherwise been achieved solely through overcollateralization and the corresponding excess cashflow certificate. Had we not sold a BBB- certificate, the same credit enhancement would have been produced through a higher overcollateralization, which would have correspondingly led to a higher valued excess cashflow certificate. The BBB-certificate made possible a lower upfront overcollateralization than if we did not sell a BBB- certificate, which, in turn, resulted in our receiving higher cash proceeds from the securitization, as the senior certificates represent a larger percentage of the aggregate value of the mortgage loans sold - e.g., a 1.2% O/C results in $98.8 million of certificates being sold against every $100 million of mortgage loans purchased by the securitization trust, whereas a 2.2% O/C results in $97.8 million of certificates being sold against every $100 million of mortgage loans purchased by the securitization trust (rating agencies and the securitization structure require us to sell more mortgage loans (collateral) than the amount of certificates issued). Hence, the lower the upfront overcollateralization, the greater the upfront cash proceeds received. As a result of the cash flow needed to pay the interest on and principal amount of BBB- rated certificates, coupled with less overcollateralization and based upon our gain on sale assumptions, we ascribed no value to the excess cashflow certificate that we retained in the securitizations for those two quarters. However, if the loans underlying these securitization transactions perform better than our expectations, we will recognize excess cash flows from the excess cashflow certificates and record the cash and interest income as received. As with all of our most recent securitization structures, we will not receive excess cash flows, if any, from the excess cashflow certificate until the NIM note is paid off in full.

      At the time we completed the 2003 securitizations, we recognized as revenue each of the economic interests described above, which were recorded as net gain on sale of mortgage loans in our consolidated statement of income.

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

      We allocate our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained (the NIM owner trust certificate since 2002) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as "trading" securities. Since there is no active market for the excess cashflow certificates, we determine their estimated fair value by discounting the expected cash flows.

      On-Balance Sheet Securitizations. Beginning in the first quarter of 2004, we completed our first on-balance sheet securitization. We intend to utilize this structure going forward. This securitization was structured for accounting purposes as a financing under SFAS No. 140 ("portfolio-based" accounting). This securitization does not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because, after the loans are securitized, we have the right to repurchase from the trust up to one percent of the aggregate outstanding principal balance of the mortgage loans as of the securitization closing date at a fixed purchase price.

      Accordingly, the securitization trust and the underlying mortgage loans it owns (referred to as "securitized loans") are consolidated for financial reporting purposes. The securitized loans, therefore, effectively remain on our balance sheet, with the securitization financing replacing the warehouse financing originally associated with the securitized loans. In this structure, no excess cashflow certificates are recorded at the time the securitization is completed. Rather, we record interest income on securitized loans and interest expense on the bonds issued in the securitization over the life of the securitization instead of recognizing a one-time gain. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds. We also add to our balance sheet the incremental direct fees and costs to originate the loans, in addition to the servicing rights sold on the mortgage loans, which are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation. Because our securitizations beginning in 2004 will utilize "portfolio-based" accounting, we expect there to be significant differences in our future results of operations, compared to historical results. As such, we do not expect historical results will provide a particularly meaningful comparison to 2004 results. We believe that portfolio-based accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

      Despite carrying the securitized loans and the securitization financing on our financial statements, we are generally not legally obligated to make payments to the holders of the asset-backed pass-through securities issued as part of our securitizations. Rather, the holders of the asset-backed securities receive repayment only from the cash flows from the mortgage loans specifically collateralizing the debt. In short, structuring securitizations as on-balance sheet financings does not materially alter our contractual responsibilities in a securitization.

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

      At the time each securitization transaction closes, we determine the present value of the related excess cashflow certificates (which, in the securitizations we have issued since 2002, includes NIM owner trust certificates, and the underlying BIO certificates and P certificates), using assumptions we make regarding the underlying mortgage loans. The excess cashflow certificate is then recorded on our consolidated financial statements at an estimated fair value. Our estimates primarily include the following:

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

      o the LIBOR forward curve (using current LIBOR as the floor rate) - our estimate of future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the one-month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (which provide for a fixed rate of interest for the first 24 or 36 months and a six-month variable rate of interest thereafter using the six-month LIBOR index); and

      o     a discount rate used to calculate present value.

      The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from the certificate based upon our best estimate. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and any resulting changes in value of the excess cashflow certificates) are reflected in the line item called "excess cashflow certificate income" in the quarter in which we make the change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

      In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

      (a) Prepayments. We base our prepayment rate assumptions upon our ongoing analysis of the performance of the mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types because it has been our experience that different loan product types exhibit different prepayment patterns. Generally, our loans can be grouped into two loan products - fixed-rate loans and adjustable-rate loans. With fixed-rate loans, an underlying borrower's interest rate remains fixed throughout the life of the loan. Our adjustable-rate loans are a "hybrid" between fixed- and adjustable-rate loans, in that the interest rate generally remains fixed, typically for the first two or three years of the loan, and then adjusts, typically every six months thereafter. Within each product type, factors other than interest rates can affect our prepayment rate assumptions. These factors include:

            o whether or not a loan contains a prepayment penalty, which is the amount a borrower must pay to a lender if the borrower prepays the loan within a certain time after the loan was originated. Loans containing a prepayment penalty typically are not repaid as quickly as those without a penalty; and

            o as is customary in our industry with adjustable-rate mortgage loans, the introductory interest rate we charge to the borrower is artificially lower, between one and two full percentage points, than the rate for which the borrower would have otherwise qualified. Generally, once the interest rate begins to adjust, the interest rate payable on that loan increases, at times fairly substantially. This interest rate increase can be exacerbated if there is an absolute increase in interest rates. As a result of these increases and the potential for future increases, adjustable rate mortgage loans typically are more susceptible to early prepayments.

            There are several reasons why a loan may prepay prior to its maturity, including, but not limited to:

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

            LOAN TYPE           MONTH ONE            PEAK SPEED
            ---------------------------------------------------
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

      (b) Default Rate. At December 31, 2003 and 2002, on each newly issued securitization, we apply a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the "first-loss" piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flows from, and our valuation of, the excess cashflow certificates.

      (c) LIBOR Forward Curve. The LIBOR forward curve is used to project future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily one-month LIBOR) and the adjustable rate mortgage loans sold to the securitization trust (a fixed rate of interest for either the first 24 or 36 months then a variable rate of interest thereafter using six-month LIBOR). A significant portion of our loans are fixed-rate mortgages, and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will, impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flows than expected in the future, subject to the other factors that can affect the cash flows from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flows than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

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

            We utilized a discount rate of 15% at December 30, 2003 and 2002 on all excess cashflow certificates. Prior to the quarter ended September 30, 2001, we used an 18% discount rate on a NIM transaction we consummated in November 2000. We increased the discount rate on these excess cashflow certificates during the period that the senior NIM securities remained outstanding, to account for the potentially higher risk associated with the residual cash flows expected to be received by the holder of the certificated interest in the NIM trust, which was subordinated to the multiple senior securities sold in the NIM transaction. As part of the Second Exchange Offer, all of the excess cashflow certificates that were subject to the November 2000 NIM transaction were transferred to the LLC. We did not increase the discount rate on the excess cashflow certificates from our latest securitizations despite issuing NIM securities because the NIM securities in the most recent transactions were:

            o issued from a single securitization as compared to the November 2000 NIM transaction, which was backed by a combination of six securitizations issued between September 1997 and March 1999 resulting in more volatility or variability in determining the timing of cash flows to be received by the NIM; and

            o issued from a new securitization as compared to the November 2000 NIM transaction, which was backed by several seasoned securitization trusts. The predictability in determining the timing of cash flows for the first two years on a newly issued securitization is typically higher than securitizations that have been outstanding for a greater period of time because defaults or losses to the trust within the first few years of issuance are typically lower and more predictable compared to a more seasoned securitization that has been outstanding for a longer period of time. Additionally, prepayment speeds are more predictable compared to more seasoned transactions, which is aided by the presence of prepayment penalties, which typically expire within the first few years after a mortgage loan is originated. Therefore, there is a higher probability in determining the timing of cash flows to the NIM investor on a new issuance securitization as compared to a seasoned transaction.

      At March 2001, we sold five of our excess cashflow certificates with a carrying value of $40.4 million at a discount for a cash purchase price of $15.0 million. As a result, we recorded a loss on the transaction of $25.4 million.

      At September 30, 2001, we recorded a charge to impairment of excess cashflow certificates to reflect a valuation adjustment to our excess cashflow certificates totaling $19.7 million. Our change in assumptions at September 30, 2001, primarily reflect recent unforeseen market events relating to the terrorist attacks on September 11, 2001, that further accelerated an economic downturn in the U.S. economy, and which, together with the hostilities in Afghanistan and related uncertainties, we believe may have a significant adverse impact on the economy for the foreseeable future.

      At March 31, 2002, we recorded a $2.1 million charge to impairment of excess cashflow certificates to reflect a valuation adjustment to our excess cashflow certificates. The charge relates to the timing of excess cashflow that are to be received by our excess cashflow certificates after the release or "stepdown" of the overcollateralization account.

      In August 2003, we sold three of our excess cashflow certificates, which had a $10.0 million carrying value in the aggregate, for $10.2 million in cash. We recorded the gain earned from the sale in gain(loss) of excess cashflow certificates, and reduced the value of our excess cashflow certificates on our balance sheet accordingly.

      The following table summarizes the excess cashflow activity for the years ended December 31 as follows:

(Dollars in thousands)                    2003        2002        2001
----------------------------------------------------------------------------
Balance, beginning of year               $ 24,565      16,765     216,907
New excess cashflow certificates            6,941      10,499      11,081
Net accretion/(amortization) of excess
      cashflow certificates                (1,653)       (614)      1,945
Fair value adjustments                         --      (2,085)    (19,676)
Sales                                     (10,000)         --     (40,402)
Second Exchange Offer (1)                      --          --    (153,090)
----------------------------------------------------------------------------
Balance, end of year                     $ 19,853      24,565      16,765
============================================================================

(1) The Second Exchange Offer was consummated on August 29, 2001. In the Second Exchange Offer, holders of approximately $138.1 million (of $148.2 million) in principal amount of our senior secured notes and $1.1 million (of $1.8 million) in principal amount of our senior notes exchanged their notes for commensurate interests in voting membership interests in the LLC, a newly-formed limited liability company (unaffiliated with us), to which we transferred all of the mortgage-related securities previously securing the senior secured notes (primarily comprised of excess cashflow certificates - $153.1 million).

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

      In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period over which the uncertainty will exist, the greater the potential volatility for our valuation assumptions and the fair value of our excess cashflow certificates.

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

DEFERRED TAX ASSET

      As of December 31, 2003, we carried a net deferred tax asset of $31.2 million on our consolidated financial statements. This asset is based upon our assumed 39% effective tax rate. Our deferred tax asset is comprised primarily of Federal and state net operating losses, or "NOLs," net of the tax impact.

      At September 30, 2003, we reversed a valuation allowance that we had established in 2000 against our deferred tax asset. As of December 31, 2002, we had a gross deferred tax asset of $48.0 million, a gross deferred tax liability of $0.1 million and a valuation allowance of $42.3 million. Management and the Audit Committee of the Board of Directors believed that the reversal was appropriate principally because of our eight consecutive quarters of profitability and positive cash flow, together with the planned retirement of all our long-term unsecured debt. We have recorded minimal taxes in our results of operations over the prior seven quarters - from the fourth quarter of 2001 through the second quarter of 2003 - as a result of the valuation allowance against our deferred tax asset, which was primarily generated by NOLs in 2000 and 2001.

      The reversal of the valuation allowance has two significant effects, as follows:

            o first, we have recorded additional income equal to the amount of the valuation allowance reversal in the third quarter (which was partially offset by a change in our effective tax rate) reflected in our statement of income in the line item income tax benefit; and

            o second, going forward, our financial statements will reflect an effective income tax rate of 39%, even though we expect to continue to pay only minimal cash taxes (either alternative minimum tax ("AMT") or excess inclusion income tax, as well as minimal state taxes) until our net operating losses are fully utilized.

      Our deferred tax asset of $31.2 million consists primarily of (1) NOLs, net of tax, totaling $27.0 million, which can be used to offset the tax liability generated from approximately $69.2 million of pre-tax income (the NOLs principally expire in 2021), and (2) the excess of the tax basis over book basis on our excess cashflow certificates, net of tax, of $2.3 million.

NON-GAAP PRESENTATION

      In 2001, 2002 and the first two quarters of 2003 (prior to our reversal of the deferred tax asset valuation allowance), our financial statements included only a minimal tax provision. Because the foregoing effects of the reversal of the deferred tax asset valuation allowance may make it difficult for investors to make a meaningful period-over-period comparison, we have provided a Non-GAAP presentation in addition to our GAAP results to assist investors. This Non-GAAP presentation excludes (a) income produced by the reversal of the valuation allowance in the third quarter of 2003, (b) an income tax benefit in the third quarter of 2002, and (c) expense related to a change in our effective tax rate recorded in the third quarter of 2003. By doing so, we aim to provide investors with the ability to make period-over-period comparisons based upon our previously reported results of operations, which, in effect, approximates our pre-tax earnings and is reflected as "Non-GAAP net income" and "Non-GAAP EPS."

--------------------------------------------------------------------------------

               NON-GAAP EARNINGS RECONCILIATION TABLE (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER DILUTED EPS)

                                                  TWELVE MONTHS ENDED
                                                      DECEMBER 31,
                                            ---------------------------------
                                              2003        2002        2001
                                              ----        ----        ----
Net income, as reported                     $ 67,406      17,637     (99,790)
                                            ========    ========    ========

(Less)add: income tax (benefit)/expense      (25,354)     (1,769)      2,876
Less:  AMT/Excess Inclusion Income Tax          (711)       (431)     (2,876)
                                            --------    --------    --------
Non-GAAP net income                         $ 41,341      15,437     (99,790)
                                            ========    ========    ========
Diluted EPS:
Net income per diluted share, as reported   $   3.59        1.04       (6.28)

Non-GAAP EPS                                    2.17        0.91       (6.28)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003, COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

      GENERAL

      We recorded net income for the year ended December 31, 2003 of $67.4 million, or $4.05 per share basic and $3.59 per share diluted, compared to $17.6 million, or $1.11 per share basic and $1.04 per share diluted, for the year ended December 31, 2002. Net income for 2003 was favorably impacted by an income tax benefit of $30.2 million, or $1.64 per diluted share. Net income for 2002 was also favorably impacted by an income tax benefit of $2.2 million, or $0.13 per diluted share.

      REVENUES

      Total revenues increased $39.3 million, or 55%, to $110.2 million for the year ended December 31, 2003, from $70.9 million for the year ended December 31, 2002. The increase in revenues in 2003 was primarily attributable to higher net gain on sale due to us completing securitizations, net of pre-funding, of $1.5 billion in 2003, compared to $819.0 million in 2002.

      We originated $1.7 billion of mortgage loans for the year ended December 31, 2003, representing a 96% increase from $872.2 million of mortgage loans originated for the year ended December 31, 2002. We securitized, and delivered $1.5 billion of loans to the securitization trusts during the year ended December 31, 2003, representing approximately an 80% increase from the $819.0 million of loans we securitized during 2002. Because it was more advantageous for us to securitize our loans in 2003, as compared to whole loan sales, whole loan sales decreased for the year ended December 31, 2003 to $42.4 million, representing a 59% decrease from the $103.0 million of whole loans sold for the year ended December 31, 2002.

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

            (c) the cash premium received from selling mortgage servicing rights in connection with each securitization; and

            (d) the cash premium earned from selling whole loans on a servicing-released basis.

      (2) less the (i) costs associated with securitizations, (ii) any hedge loss (gain) associated with a particular securitization, (iii) any loss associated with loans sold at a discount, and (iv) deferred origination costs and fees associated with mortgage loans sold.

                                                                YEAR ENDED DECEMBER 31,
                                                                 2003            2002
                                                                 ----            ----
Net Gain on Sale of Mortgage Loans                              (Dollars in thousands)
Loans Sold ...............................................   $ 1,537,600     $   922,057
                                                             ===========     ===========

NIM Proceeds, Net ........................................   $    67,159     $    42,050
Interest Only Certificate Proceeds .......................        12,913              --
Excess Cashflow Certificate (owner trust certificates)(1)          6,941          10,499
Mortgage Servicing Rights ................................         8,910           7,248
Hedging ..................................................           438              --
Gain on whole loan sales .................................         2,137           4,547
Loan origination fees ....................................        25,079          14,366
Loan origination costs ...................................       (21,654)        (15,197)
Less:  Securitization transaction costs ..................        (7,141)         (5,539)
                                                             -----------     -----------
   Net gain on sale recorded .............................   $    94,782     $    57,974
                                                             ===========     ===========

    Net gain on sale recorded (as a percent of loans sold)           6.2%            6.3%

(1) The reduction in value of the excess cashflow certificates in 2003 compared to 2002 is primarily due to us not recording any excess cash flow certificates in the third and fourth quarter of 2003. (see "- Excess Cashflow Certificate, Net").

      Net gain on sale of mortgage loans increased $36.8 million, or 63%, to $94.8 million for the year ended December 31, 2003, from $58.0 million for the year ended December 31, 2002. This increase was primarily due to higher loan production resulting in a greater amount of loans securitized and sold on a whole loan basis in 2003, compared to 2002, partially offset by a decrease in our weighted-average net gain on sale margin for the year ended December 31, 2003 to 6.2% from 6.3% in 2002.

      Interest Income. Interest income primarily represents the sum of:

            (1)   the gross interest we earn on loans held for sale;

            (2) securitization accrued bond interest (income received from the securitization trust for fixed-rate pass-through certificates at the securitization settlement date);

            (3)   cash interest earned on bank accounts; and

            (4) miscellaneous interest income, including prepayment penalties received on several of our securitizations prior to 2002.

                                                  YEAR ENDED DECEMBER 31,
                                                 ------------------------
                                                   2003          2002
                                                   ----          ----
Interest Income                                   (Dollars in thousands)

Interest earned on loans held for sale            $10,497       $ 8,134

Securitization accrued bond interest                1,330         1,901

Miscellaneous interest income                         591         1,768
                                                  -------       -------

                Total interest income             $12,418       $11,803
                                                  =======       =======

      Interest income increased $0.6 million, or 5%, to $12.4 million for the year ended December 31, 2003, from $11.8 million for the year ended December 31, 2002. The increase in interest income is due to the higher average loan balance on the loans we originated and held for sale, partially offset by a lower weighted-average interest rate (8.13%) for our loans held for sale during the year ended December 31, 2003 and, consequently, less interest earned on these loans, compared to 2002 (9.35%). In addition, we received less prepayment penalties (miscellaneous interest income) and securitization bond interest in the year ended December 30, 2003 compared to 2002.

      Excess Cashflow Certificate Income. Excess cashflow certificate income primarily represents the sum of:

            (1)   the cash we receive from our excess cashflow certificates; and

            (2) the non-cash mark-to-market of our excess cashflow certificates.

      Excess cashflow certificate income increased $0.3 million, to $2.3 million for the year ended December 31, 2003, from $2.0 million for the year ended December 31, 2002.

      Impairment of excess cashflow certificates. Impairment of certificates represents the write-down of the fair value of excess cashflow certificates.

      In 2002, we recorded a charge to impairment on certificates totaling $2.1 million, relating to the timing of excess cash flows that are to be received by the excess cashflow certificate after the release or "step-down" of the overcollateralization account. There were no impairments recorded during the twelve months ended December 31, 2003.

      Gain (loss) on excess cashflow certificates. Gain(loss) of excess cashflow certificates represents the difference between the sale price and the carrying value of excess cashflow certificates sold. In 2003, we sold three excess cashflow certificates for a gain of $0.2 million. We did not sell any of our excess cashflow certificates in 2002.

      Other Income. Other income represents the sum of (1) distributions from Delta Funding Residual Exchange Company, LLC (the "LLC"), and (2) any other miscellaneous income.

      Other income decreased $0.9 million, or 69%, to $0.4 million for the year ended December 31, 2003, from $1.3 million for the year ended December 31, 2002. The decrease was primarily the result of lower income collected from the LLC. We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC's President, which has led us to commence a lawsuit to recover all of the amounts due to us. See "Part I, Item 3, "Legal Proceedings".

      EXPENSES

      Total expenses increased by $13.0 million, or 24%, to $68.1 million for the year ended December 31, 2003, from $55.1 million for the year ended December 31, 2002. The increase was primarily related to higher payroll and related cost required to support the significant increase in our mortgage loan production.

      Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all non-production related employees and non-deferrable production related employees cost.

      Payroll and related costs increased by $12.0 million, or 44%, to $39.1 million for the year ended December 31, 2003, from $27.1 million for the year ended December 31, 2002. The increase was primarily due to higher compensation and related payroll costs related to the increase in our staff, including payroll taxes, 401k match, medical benefits and related costs. As of December 31, 2003, we employed 912 full and part-time employees, compared to 695 full and part-time employees as of December 31, 2002.

      Interest Expense. Interest expense includes the borrowing cost under our warehouse credit facility to finance loan originations, equipment financing and the senior notes.


                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        2003        2002
                                                       ------      ------
Interest Expense                                     (Dollars in thousands)

Interest expense on loans financed in warehouse        $4,390      $3,602

Capital lease                                             255         461

Senior notes (1)                                          854       1,030

Other                                                      10         180
                                                       ------      ------

      Total interest expense                           $5,509      $5,273
                                                       ======      ======

(1) On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004. The aggregate redemption price, including principal and accrued interest, was approximately $11.0 million.

      Interest expense increased by $0.2 million, or 4%, to $5.5 million for the year ended December 31, 2003, from $5.3 million for the year ended December 31, 2002. The increase in interest expense is due to the higher average financed balance on the loans we originated and held for sale, partially offset by a lower borrowing cost under warehouse facilities. The average one-month LIBOR rate, which is the benchmark used to determine our cost of borrowed funds, decreased on average to 1.2% for the year ended December 31, 2003, compared to an average of 1.8% for the year ended December 31, 2002. The increase was partially offset by the redemption of all our outstanding 9.5% senior notes in October 2003 and the corresponding interest we saved by redeeming these notes early.

      General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for loan losses on the inventory of loans held for sale and recourse loans.

      General and administrative expenses increased $0.8 million, or 4%, to $23.5 million for the year ended December 31, 2003, from $22.7 million for the year ended December 31, 2002. The increase was primarily due to an increase in expenses associated with higher loan production and ongoing expansion of our wholesale and retail divisions. This was partially offset by lower depreciation expenses resulting from fully depreciated assets.

      Income Taxes. Deferred tax assets and liabilities are recognized on the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

      We recorded an income tax benefit of $25.4 million for the year ended December 31, 2003, which was primarily related to our reversing a deferred tax asset valuation allowance and expenses for the change in our effective tax rate. See "-Deferred Tax Asset" above.

      For the same period in 2002, we recorded an income tax benefit of $2.2 million related to our obtaining a favorable resolution to tax issues for which we had previously reserved and do not expect to recur. This was offset by a tax provision of $0.4 million, which primarily related to excess inclusion income generated by our excess cashflow certificates.

      Excess inclusion income cannot be offset by our NOLs under the real estate mortgage investment trust, or REMIC, tax laws. It is primarily caused by the REMIC securitization trust utilizing cash that otherwise would have been paid to us as holder of the excess cashflow certificate, in order to make payments to other security holders, to create and/or maintain overcollateralization by artificially paying down the principal balance of the asset-backed securities. In the future, we expect to continue to incur a modest amount of excess inclusion income, which we will be unable to offset with our NOLs.

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

      The majority of the net loss in 2001 related to: (1) a $25.4 million loss of excess cashflow certificates sold for a cash purchase price significantly below our carrying value for such certificates; (2) an impairment charge of $19.7 million to our excess cashflow certificates; (3) a charge of $19.3 million related to the extinguishment of debt; (4) a charge of $10.7 million relating to our disposition and transfer to Ocwen of our servicing platform in May 2001; (5) a charge of $3.6 million relating to a change in accounting estimates regarding the life expectancy of our computer-related equipment; (6) a charge of $1.4 million relating to professional fees incurred in connection with the Second Exchange Offer; and (7) a charge of $1.5 million for establishing a reserve for non-performing mortgage loans that were ultimately sold.

      REVENUES

      Total revenues increased $51.5 million, or 265%, to $70.9 million for the year ended December 31, 2002, from $19.4 million for the year ended December 31, 2001. The increase in revenues was primarily the result of two charges we incurred in 2001 that significantly reduced revenues in that year. First, we recorded a $25.4 million loss of five excess cashflow certificates sold for a cash purchase price significantly below their carrying value. Second, we recorded an adjustment to our remaining excess cashflow certificates due to changes in our valuation assumptions totaling $19.7 million. The increase in revenues in 2002 was also attributable to higher net gain on sale due to us completing securitizations, net of pre-funding, of $819.0 million in 2002, compared to $345.0 million in 2001. The increase in revenue was partially offset by (1) a decrease in interest income from our retained excess cashflow certificates, as we transferred the majority of these certificates in connection with our Second Exchange Offer in 2001, and (2) our not receiving any servicing fees following the transfer of our servicing portfolio to Ocwen in May 2001. See "-Corporate Restructuring, Debt Modification and Debt Restructuring."

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

      Net gain on sale of mortgage loans increased $19.7 million, or 51%, to $58.0 million for the year ended December 31, 2002, from $38.3 million for the year ended December 31, 2001. This increase was primarily due to (a) higher loan production resulting in a greater amount of loans securitized and sold on a whole loan basis in 2002 as compared to 2001, (b) our securitizing a higher percentage of mortgage loans in 2002, instead of selling whole loans servicing-released, which typically results in a higher net gain on sale percentage than whole loan sales and (c) our selling approximately $60 million of mortgage loans we had held in inventory at December 31, 2001 in addition to the mortgage loans we originated during 2002. We securitized, net of pre-funding, $819.0 million in 2002 and sold $103.0 million of mortgage loans on a servicing-released basis in 2002, compared to $345.0 million of loans securitized and $261.1 million of mortgage loans sold in 2001.

                                                             YEAR ENDED DECEMBER 31,
                                                               2002          2001
                                                               ----          ----
Net Gain on Sale of Mortgage Loans                           (Dollars in thousands)
Loans Sold ...............................................   $ 922,057     $ 606,100
                                                             =========     =========

NIM Proceeds, Net ........................................   $  42,050     $      --
Interest Only Certificate Proceeds .......................          --        13,332
Excess Cashflow Certificate (owner trust certificates) ...      10,499        11,081
Mortgage Servicing Rights ................................       7,248         5,213
Hedging ..................................................          --            --
Gain on whole loan sales .................................       4,547        11,099
Loan origination fees ....................................      14,366        13,485
Loan origination costs ...................................     (15,197)      (13,797)
Less:  Securitization transaction costs ..................      (5,539)       (2,087)
                                                             ---------     ---------
      Net gain on sale recorded ..........................   $  57,974     $  38,326
                                                             =========     =========

    Net gain on sale recorded (as a percent of loans sold)         6.3%          6.3%

      Interest income increased $0.6 million, or 5%, to $11.8 million for the year ended December 31, 2002, from $11.2 million for the year ended December 31, 2001. The increase was primarily due to our higher average loan balance (and, consequently, more interest earned on loans held for sale) in 2002 compared to 2001.

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                     2002          2001
                                                   ---------     ---------
                                                    (Dollars in thousands)
Interest Income
Interest earned on loans held for sale             $   8,134     $   7,144

Securitization accrued bond interest                   1,901         2,819

Miscellaneous interest income                          1,768         1,195
                                                   ---------     ---------

                Total interest income              $  11,803     $  11,158
                                                   =========     =========

      Excess cashflow certificate income decreased $9.8 million, or 83%, to $2.0 million for the year ended December 31, 2002, from $11.8 million for the year ended December 31, 2001. The decrease in 2002 to our excess cashflow certificates was primarily due to our transfer of the majority of our certificates as part of the Second Exchange Offer in 2001. See "-Corporate Restructuring, Debt Modification and Debt Restructuring."

      Impairment of excess cashflow certificates. In 2002, we recorded a charge to impairment on excess cashflow certificates totaling $2.1 million, relating to the timing of excess cash flows that are to be received by the excess cashflow certificate after the release or "step-down" of the overcollateralization account. In 2001, we recorded a charge to our excess cashflow certificates due to changes in our valuation assumptions totaling $19.7 million.

      Gain (loss) on sale of excess cashflow certificates was $25.4 million. During 2001, we sold five of our excess cashflow certificates, which had a carrying value of $40.4 million, for a cash purchase price of $15.0 million.

      Servicing Fees. We did not receive any servicing fees during 2002 since we transferred our entire servicing portfolio to Ocwen in May of 2001. In 2001, servicing fees totaled $3.0 million.

      Other income increased $1.1 million, or 550%, to $1.3 million for the year ended December 31, 2002, from $0.2 million for the year ended December 31, 2001. The increase in other income during the twelve months ended December 31, 2002 is primarily due to us starting to receive distributions from the LLC in the first quarter of 2002.

      EXPENSES

      Total expenses decreased by $61.2 million, or 53%, to $55.1 million for the year ended December 31, 2002, from $116.3 million for the year ended December 31, 2001. The decrease in expenses primarily resulted from expenses we incurred in 2001 that did not recur in 2002, including expenses associated primarily with: (1) our disposition and transfer of our servicing portfolio to Ocwen in May 2001; (2) capital charges associated with repurchasing our interest and servicing advance securitizations prior to the sale of the servicing portfolio; (3) a change in accounting estimates regarding the life expectancy of our computer-related equipment in 2001; (4) a charge for reserves primarily against a pool of non-performing loans, which we ultimately sold in July 2001; and (5) a charge related to professional fees incurred with the second exchange offer. The decrease also resulted from (a) a significantly lower interest expense in 2002 resulting from (1) our extinguishing approximately $139.2 million of Notes in the Second Exchange Offer (see "-Corporate Restructuring, Debt Modification and Debt Restructuring"), and (2) lower warehouse financing costs due to lower borrowing costs during 2002, as well as (b) a special tax benefit in 2002 related to a favorable resolution to tax issues for which we had previously reserved and do not expect to recur.

      Payroll and related costs decreased by $2.8 million, or 9%, to $27.1 million for the year ended December 31, 2002, from $29.9 million for the year ended December 31, 2001. The decrease was primarily the result of a downsizing effectuated as part of our overall corporate restructuring related to our transfer of our servicing operations in May 2001.

      Interest expense decreased by $10.8 million, or 67%, to $5.3 million for the year ended December 31, 2002 from $16.1 million for the year ended December 31, 2001. The decrease was primarily attributable to (1) our extinguishing $139.2 million of senior notes in August 2001 and the corresponding interest related thereto, and (2) lower warehouse financing costs due to lower borrowing costs. The average one-month LIBOR rate, which is the benchmark used to determine our cost of borrowed funds, decreased on average to 1.8% for the year ended December 31, 2002, compared to an average of 3.9% for the year ended December 31, 2001.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        2002          2001
                                                        ----          ----
Interest Expense                                      (Dollars in thousands)

Interest expense on loans financed in warehouse       $   3,602     $   5,480

Capital lease                                               461           813

Senior notes (1)                                          1,030         9,201

Other                                                       180           638
                                                      ---------     ---------

      Total interest expense                          $   5,273     $  16,132
                                                      =========     =========

(1) In August 2001, we completed our Second Exchange Offer, which extinguished substantially all of our long-term debt, leaving approximately $11 million out of $150 million of our notes still outstanding.

      General and administrative expenses decreased $25.6 million, or 53%, to $22.7 million for the year ended December 31, 2002, from $48.3 million for the year ended December 31, 2001. The year ended December 31, 2001 included expenses primarily associated with (1) our disposition and transfer of our servicing portfolio in May 2001 to Ocwen, (2) capital charges previously associated with our interest and servicing advance securitizations prior to the sale of the servicing portfolio, (3) a change in accounting estimates regarding the life expectancy of our computer-related equipment, and (4) a charge for reserves primarily against a pool of non-performing loans, which we ultimately sold in July 2001.

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

      Extinguishment of Debt. In 2001, we recorded a charge of $19.3 million, related to the extinguishment of debt associated with our notes. See "-Corporate Restructuring, Debt Modification and Debt Restructuring."

      Income Taxes. We recorded a tax benefit of $1.8 million for the year ended December 31, 2002, primarily due to a special tax benefit of $2.2 million related to our obtaining a favorable resolution to tax issues for which we had previously reserved and do not expect to recur. This was offset by a tax provision of $0.4 million, which was primarily related to excess inclusion income generated by our excess cashflow certificates. In 2001, we recorded a tax provision of $2.9 million, which was primarily related to excess inclusion income.

      We had less taxable excess inclusion income in 2002, as compared to 2001, due to our holding lower excess cashflow certificates during the period. Excess inclusion income cannot be offset by our NOLs under the REMIC tax laws.

FINANCIAL CONDITION

DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

      Cash and interest-bearing deposits increased $1.2 million, or 35%, to $4.6 million at December 31, 2003, from $3.4 million at December 31, 2002. This increase was primarily related to timing of cash received and disbursed from normal operations.

      Accounts receivable increased $0.9 million, or 53%, to $2.6 million at December 31, 2003, from $1.7 million at December 31, 2002. This increase is primarily due to the timing of interest on mortgage loans collected by our loan servicing provider, which is paid to us in the following period.

      Loans held for sale, net, increased $156.8 million, or 461%, to $190.8 million at December 31, 2003, from $34.0 million at December 31, 2002. This asset represents mortgage loans held in inventory awaiting either a whole loan sale or securitization. This increase was primarily directly related to our strategy of increasing the loans in inventory to earn the additional spread income or "carry" for additional periods.

      Excess cashflow certificates, net decreased $4.7 million, or 19%, to $19.9 million at December 31, 2003, from $24.6 million at December 31, 2002. This decrease was primarily due to our sale of three excess cashflow certificates with an aggregate carrying value of $10.0 million, and to a lesser extent the change in fair value of our excess cashflow certificates, partially offset by our recording two new excess cashflow certificates, totaling $6.9 million from loans securitized during 2003. In 2003, we did not record an excess cashflow certificate on our $435 million third quarter and $470 million fourth quarter securitizations due to the securitization structure we utilized. Changes in fair value incorporate any change in value (accretion or reduction) in the carrying value of the excess cashflow certificates and the cash distributions we received from them. See the Notes to Consolidated Financial Statements - Note No. 7, "Excess Cashflow Certificates, net").

      Equipment, net, increased $0.5 million, or 19%, to $3.1 million at December 31, 2003, from $2.6 million at December 31, 2002. This increase is primarily due to the net difference between equipment purchased and periodic depreciation of fixed assets.

      Prepaid and other assets increased $3.2 million, or 188%, to $4.9 million at December 31, 2003, from $1.7 million at December 31, 2002. This increase was primarily due to higher prepaid expenses related to the prefunding feature of our fourth quarter 2003 securitization transaction, compared to the expenses related to our fourth quarter 2002 securitization.

      Deferred tax asset increased $25.6 million, or 457%, to $31.2 million at December 31, 2003, from $5.6 million at December 31, 2002. This increase was primarily due to our reversal of the valuation allowance we maintained against our deferred tax asset, which was established in 2000, partially offset by a change to our effective tax rate in the third quarter of 2003. See Notes to Consolidated Financial Statements - "Income Taxes."

      Warehouse financing increased $131.0 million, or 949%, to $144.8 million at December 31, 2003, from $13.8 at December 31, 2002. This increase was primarily attributable to a higher amount of mortgage loans held for sale and financed under our warehouse credit facilities, pending their securitization or sale.

      In October 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004. At December 31, 2002 the senior notes had an outstanding principal amount of $10.8 million.

      Accounts payable and accrued expenses decreased $3.9 million, or 25%, to $11.6 million at December 31, 2003, from $15.5 million at December 31, 2002. This decrease was primarily the result of the timing of various operating accruals and payables.

      Stockholders' equity increased $66.5 million, or 225%, to $96.0 million at December 31, 2003, from $29.5 million at December 31, 2002. This increase is primarily due to our positive earnings for the year, which includes a reversal of our deferred tax asset valuation allowance.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our material contractual obligations as of December 31, 2003:

(Dollars in thousands)

                                                     PAYMENTS DUE BY PERIODS
                   -------------------------------------------------------------------
                                    LESS THAN 1     1 TO 3        3 TO 5   MORE THAN 5
                      TOTAL            YEAR          YEARS         YEARS      YEARS
--------------------------------------------------------------------------------------
Operating Leases   $    20,050         4,612         9,274         5,977      187
Capital Leases           2,362         1,204         1,158            --       --
--------------------------------------------------------------------------------------

      As of December 31, 2003, we did not have any long-term debt, purchase obligations or other long-term liabilities, as defined under GAAP.

LIQUIDITY AND CAPITAL RESOURCES

      We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We have increased our working capital over the last nine quarters, mainly by generating substantial cash proceeds from our quarterly securitization and related NIM transactions, as our loan originations expanded. Prior to that, however, we operated generally on a negative cash flow basis. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we can continue to originate a sufficient amount of mortgage loans and generate sufficient cash proceeds from our securitizations and sales of whole loans to offset our current cost structure and cash uses, we believe we can continue to generate positive cash flow in the next several fiscal quarters. However, there can be no assurance that we will be successful in this regard. To do so, we must generate sufficient cash from:

      o the premiums we receive from selling NIM and/or interest-only certificates in connection with our securitizations;

      o the premiums we receive from selling our mortgage servicing rights in connection with our securitizations;

      o the premiums we receive from selling whole loans, servicing released;

      o     origination fees on newly closed loans;

      o excess cashflow certificates we retained in connection with our securitizations prior to 2004; and

      o interest income we receive on our loans held for sale prior to securitization and/or whole loans sales.

There can be no assurance, however, that we will continue generating positive cash flow in 2004 or at all.

      Currently, our primary uses of cash requirements include the funding of:

      o     mortgage loans held for sale which are not financed;

      o     interest expense on warehouse lines of credit and other financing;

      o     scheduled principal pay downs on other financing;

      o transaction costs, credit enhancement (O/C) and bond discount incurred in connection with our securitization program;

      o general ongoing administrative and operating expenses, including the cost to originate loans;

      o tax payments on excess inclusion income generated from our excess cashflow certificates; and

      o     preferred stock dividends.

      Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of corporate debt, issuances of equity, and the sale of interest-only certificates and/or NIM notes and mortgage servicing rights sold in conjunction with each of our securitizations to offset our negative operating cash flow and support our originations, securitizations, and general operating expenses.

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

      In addition to our common stock, as of December 31, 2003, we currently have outstanding Series A preferred stock having an aggregate preference of $13.9 million, for which we are required to pay a 10% annual dividend, payable semi-annually, commencing in July 2003. We are required to comply with restrictive covenants in connection with our Series A preferred stock. We believe we are in compliance with these covenants as of December 31, 2003. In connection with our financing plans for 2004, we intend to use a portion of any such future offering proceeds to redeem all of the outstanding Series A Preferred Stock.

      We have repurchase agreements with several institutions that have purchased mortgage loans from us. Currently, some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $1.8 million at December 31, 2003 and $2.6 million at December 31, 2002. Included in accounts payable is an allowance for losses on loans sold with recourse of $1.1 million at December 31, 2003 and $1.2 million at December 31, 2002, respectively.

      In August 2003, we sold three of our excess cashflow certificates to a third party purchaser for $10.2 million, a slight gain to our carrying value of $10.0 million. The net proceeds of this sale will be used for working capital.

      We may, from time to time, if opportunities arise that we deem to be appropriate, repurchase in the open market some of our outstanding capital stock and/or sell some or all of our remaining excess cashflow certificates.

      On October 30, 2003, we redeemed, at par all of our outstanding 9.5% senior notes due August 2004. The aggregate redemption price, including principal and accrued interest was approximately $11.0 million. We used our existing cash to fund the redemption transaction. Any unexercised warrants, which were issued in connection with the issuance of our senior notes on December 21, 2002, have expired pursuant to their terms. See Note No. 8, "Warrants," to Notes to the Consolidated Financial Statements.

      Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in "-Forward Looking Statements and Risk Factors" below), we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least the next 12 months.

FINANCING FACILITIES

      We need to borrow substantial sums of money each quarter to originate mortgage loans. We have relied upon a limited number of counterparties to provide us with financing facilities to fund our loan originations. Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. There can be no assurance that we will be able to either renew or replace these warehouse facilities at their maturities at terms satisfactory to us or at all. If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be materially and adversely affected.

      To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. The material terms and features of our financing facilities in place at December 31, 2003 are as follows:

      Greenwich Capital Repurchase Facility. We have a $250 million facility with Greenwich Capital Financial Products, Inc., which bears interest based on a margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and "wet" collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The facility provides the ability to borrow at the lesser of 97% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-180 days delinquent may be financed at lower borrowing percentages. In March 2004, we increased the facility to $350 million. This facility expires in October 2004 and bears interest based on a margin over one-month LIBOR. As of December 31, 2003, the outstanding balance under the facility was $94.8 million.

      Citigroup Warehouse Line of Credit. We have a $250 million facility with Citigroup Global Markets, Inc., which bears interest based on a margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides the ability to borrow at the lesser of 97% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-180 days delinquent may be financed at lower borrowing percentages. In March 2004, we increased the facility to $350 million and extended the expiration date to March 2005. This facility bears interest based on a margin over one-month LIBOR. As of December 31, 2003, the outstanding balance under the facility was $50.0 million.

      Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we are in compliance with these covenants as of December 31, 2003.

SECURITIZATION FINANCING

      Beginning in March 2004, we have financed, and expect to continue to finance, our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset-backed securities provides us a low-cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed-rate loans by securitizing them. Our ability to issue asset-backed securities depends on the overall performance of our mortgage loans, as well as the continued general demand for securities backed by non-conforming mortgages and home equity loans.

      We are generally not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can expect repayment only from the cash flows from mortgage loans specifically collateralizing the debt.

INTEREST RATE RISK

      Our primary market risk exposure is interest rate risk. Our results of operations may be significantly affected by the level of and fluctuation in interest rates, which affect our ability to earn a spread between interest received on our loans and the cost of our borrowings, including the cost of interest rate caps, if any, that are tied to various interest rate swap maturities, LIBOR, and other interest rate spread products, such as mortgage, auto and credit card backed receivable certificates. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect our ability to originate loans. A significant decline in interest rates could increase the level of loan prepayments, thereby decreasing the size of the loan servicing portfolio underlying our securitizations. To the extent excess cashflow certificates have been capitalized on our financial statements, higher than anticipated rates of loan prepayments or losses could require us to write down the value of such excess cashflow certificates, adversely impacting our earnings. In an effort to mitigate the effect of interest rate risk, we periodically review our various mortgage products and identify and modify those that have proven historically more susceptible to prepayments. However, there can be no assurance that these modifications to our product line will mitigate effectively any interest rate risk in the future.

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

      Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on loans held pending sale and the interest paid by us for funds borrowed under our warehouse facility. In the past, from time to time, we have undertook to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. See "-Hedge Accounting" below. Fluctuating interest rates also may significantly affect the excess cash flows from our excess cashflow certificates, as the interest rate on some of our asset-backed securities change monthly based on one-month LIBOR, but the collateral that backs such securities are comprised of mortgage loans with either fixed interest rates or "hybrid" interest rates - fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months - which creates basis risk. See "-Excess Cashflow Certificate, Net". With our transition to on-balance sheet portfolio securitizations in 2004, we may undertake to hedge our exposure to interest rate risk as described below in "-Hedge Accounting."

HEDGE ACCOUNTING

      We do not use derivatives to speculate on interest rates. Rather, we use derivatives in conjunction with planned or existing balance sheet instruments in such a way as to alter the performance characteristics of virtually any such instrument. Authorized applications may (a) offset some or all of the price or income effects of the associated instrument due to interest rate changes, or (b) be applied with the expectation that they will serve either to enhance the yield or lower the cost relative to those that would otherwise be generated. Authorized derivatives are limited to those that trade with active secondary markets, such as interest rate swaps, interest rate caps and exchange-traded interest rate futures contracts.

      The relevant accounting guidance is the Financial Accounting Standard No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." Although this statement became effective in January 2001, its implementation had no impact for us, because we did not hedge during the years 2002 and 2001. For the year ended December 31, 2003, we recorded a hedge gain of $0.4 million.

      SFAS No. 133 calls for all derivatives to be recorded on the balance sheet at market value. When used as hedges, special treatment may be permitted, but only if a hedging relationship is properly documented and qualifying criteria are satisfied. For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

      Two distinct hedging types might apply to interest rate exposures - fair value hedges and cash flow hedges. The former applies to recognized assets or liabilities, where market values are subject to change as a consequence of an interest rate changes. The latter are appropriate in connection with uncertain interest revenues or expenses associated with forthcoming periods - whether as a consequence of an existing variable rate asset or liability or an intended purchase or sale.

      For a fair value hedge, all gains or losses on the derivative are recorded in earnings. In addition, the carrying value of the hedged item is adjusted due to changes in the market value attributable to the risk being hedged, and this change in value is also recorded in current income. We exercise our discretion to choose to designate the risk being hedged as (a) the full price change of the hedged item, (b) the price change due to changes in a benchmark rate (which is either the risk free U.S. Treasury rate or the LIBOR-based swap rate), or (c) the price change due to the changes in the interest rate associated with the hedged item (i.e., the benchmark rate plus a credit spread), depending on the specifics of the hedge application in question.

      To qualify for fair value accounting treatment:

      o hedges must be documented at the inception of the hedge, with the objective and strategy stated, along with an explicit description of the methodology used to assess hedge effectiveness;

      o the hedge must be expected to be "highly effective," both at the inception of the hedge and on an ongoing basis - effectiveness measures must relate the gains or losses of the derivative to those changes in the fair value of the hedged item that are due to the risk being hedged;

      o if the hedged item is a portfolio of similar assets or liabilities, each component must share the risk exposure, and each item is expected to respond to the risk factor in comparable proportions;

      o portions of a portfolio may be hedged if they are (a) a percentage of the portfolio, (b) one or more selected cash flows, (c) an embedded option (provided it is not accounted for as a stand-alone option), (d) the residual value in a lessor's net investment in a direct financing or sale-type lease; and

      o a change in the fair value of the hedged item must present an exposure to the earnings of the reporting entity.

      For a cash flow hedge, derivative results are divided into the "effective" portion and the "ineffective" portion. The ineffective component of the hedge result is realized in current income, while the effective portion is initially posted to Other Comprehensive Income, or OCI, and later re-classified as income in the same time frame in which the forecasted cash flow affects earnings.

      To qualify for cash flow accounting treatment:

      o hedges must be documented at the inception of the hedge, with the objective and strategy stated, along with an explicit description of the methodology used to assess hedge effectiveness;

      o dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must be explicitly documented;

      o the hedge must be expected to be "highly effective," both at the inception of the hedge and on an ongoing basis. Effectiveness measures must relate the gains or losses of the derivative to changes in the cash flows associated with the hedged item;

      o     the forecasted transaction must be probable; and

      o the forecasted transaction must be made with a different counterparty than the reporting entity.

      If and when hedge accounting is discontinued - most likely because it is determined that the hedge no longer qualifies as being sufficiently effective -- the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings.

INFLATION

      Inflation most significantly affects our loan originations and values of our excess cashflow certificates, because of the substantial effect inflation can have on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See "--Interest Rate Risk").

IMPACT OF NEW ACCOUNTING STANDARDS

      For discussion regarding the impact of new accounting standards, refer to Note No. 1 of the Notes to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      Except for historical information contained in the report, certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act, or PSLRA, of 1995, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on a variety of important factors. A forward-looking statement may contain words such as "anticipate that," "believes," "continue to," "estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be," or similar words. Such statements are subject to the "safe harbor" provisions of the PSLRA. We caution readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in the report. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

      o Our ability or inability to earn a sufficient spread between our cost of funds and our average mortgage rates to generate sufficient revenues and cash flows to offset our current cost structure and cash uses;

      o Our ability or inability to return to profitability in 2005, after recording losses in 2004;

      o The effects of interest rate fluctuations and our ability or inability to hedge effectively against these fluctuations in interest rates, the effect of changes in monetary and fiscal policies, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation;

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

      o Our ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly-originated mortgage loans held for sale and our ability or inability to comply with covenants contained in these lines of credit;

      o The potential effect that possible conflicts with other sovereign nations, including the conflict in Iraq, or terrorist acts and/or threats, may have on the U.S. economy and capital markets, and in particular the asset-backed market;

      o The effect that the adoption of new, or amendments in, federal, state or local lending laws and regulations and the application of these laws and regulations may have on our ability to originate loans within a particular area, or to ultimately sell those loans through securitization or on a whole-loan basis. Many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, enacted federal, state and local laws could impact overcollateralization requirements set by the ratings agencies, which could decrease the cash proceeds we may receive from our securitizations.

      o The FTC's "do not call" registries may limit our ability to utilize telemarketing to generate retail leads and originate retail loans, and our ability or inability to find alternative methods of generating retail leads and originating retail loans. Our marketing operations are or may become subject to various federal and state "do not call" list requirements. The FTC has recently amended its rules to provide for a national "do not call" registry. Under these new federal regulations, consumers may have their phone numbers added to the national "do not call" registry. Generally, we are prohibited from cold calling anyone on that registry. The FTC implemented this registry in 2003. These regulations may restrict our ability to market effectively our products and services to new customers. Furthermore, compliance with these regulations may prove costly and difficult, and we may incur penalties for improperly conducting our marketing activities;

      o Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, the adoption of new, or changes in, federal, state or local lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, the adoption of new, or changes in accounting policies and practices and the application of such polices and practices. Failure to comply with various federal, state and local regulations, accounting policies and/or environmental compliance can lead to the loss of approved status, rights of rescission for mortgage loans, class action lawsuits, demands for indemnification or loan repurchases by purchasers of our loans and administrative enforcement action against us;

      o Our ability or inability to detect misrepresentations, fraudulent information or negligent acts on the part of loan applicants, mortgage brokers, other vendors or our employees in our loan originations prior to funding and the effect it may have on our business, including potentially harming to our reputation, resulting in poorer performing loans and/or demands for indemnification or loan repurchases by purchasers of our loans, among other things;

      o Our ability or inability to continue monetizing our existing excess cashflow certificates, including without limitation, selling, financing or securitizing (through NIM transactions) such assets;

      o Our ability or inability to access the equity and debt markets upon terms favorable to us, or at all, if necessary to raise additional capital to fund our business;

      o The impact of changes in our accounting policies, including our change to on-balance sheet treatment of our securitizations;

      o Shares of our common stock available for future sale could harm our stock price. Sales of a substantial number of shares of our common stock, including shares held by members of management or previously issued in unregistered transactions, or the perception that these sales could occur, could harm prevailing market prices for our common stock. In addition, a substantial number of shares of our common stock will, under our employee benefit plans, be issued or reserved for issuance from time to time, and these shares of common stock will be available for sale in the public markets. Moreover, the issuance of additional shares of our common stock in the future would be available for sale in the public markets;

      o Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers' reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market;

      o     Increased competition within our markets;

      o The effect that poor servicing or collections by third-party servicers who service the loans we originate, and/or regulatory actions and class action lawsuits against these servicers, could have on the value of our excess cashflow certificates and/or our ability to sell or securitize loans in the future;

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

      o     Regulatory actions, which may have an adverse impact on our lending;
            and

      o Changes in regulations issued by the Office of Thrift Supervision may limit our ability to charge prepayment penalties on some of the mortgage loans we originate, which could have an adverse impact on our securitizations, NIM transactions and excess cashflow certificates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                        10 BASIS POINT DECREASE IN                 10 BASIS POINT INCREASE IN
DESCRIPTION                   INTEREST RATES            BASE             INTEREST RATES
----------------------------------------------------------------------------------------------
Securitization amount         $100,000,000          $100,000,000          $100,000,000
Net gain on sale %                    5.25%                 5.00%                 4.75%
Net gain                      $  5,250,000          $  5,000,000          $  4,750,000

      The table below demonstrates the sensitivity, at December 30, 2003, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

                                              FAIR VALUE OF EXCESS                        IMPACT TO
                                              CASHFLOW CERTIFICATES                       EARNINGS
                                              ---------------------                       --------
                                                                  (dollars in thousands)
Fair value as of 12/31/03:                            $19,853

10% increase in prepayment speed                       17,318                               2,534
20% increase in prepayment speed                       15,866                               3,987

10% increase in credit losses                          15,820                               4,033
20% increase in credit losses                          12,492                               7,361

10% increase in discount rates                         19,067                                 786
20% increase in discount rates                         18,358                               1,495

10% increase in one- and six-month LIBOR               17,246                               2,607
20% increase in one- and six-month LIBOR               15,066                               4,787

      These sensitivities are hypothetical and are presented for illustrative purposes only. Changes in the fair value resulting from a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the resulting change in fair value may not be linear. Each change in assumptions presented above was calculated independently, without changing any other assumption. However, in reality, changes in one assumption may result in changes in another assumption, which may magnify or counteract the sensitivities. For example, a change in market interest rates may simultaneously impact prepayment speeds, credit losses and the discount rate. It is impossible to predict how one change in a particular assumption may impact other assumptions.

      To reduce our financial exposure to changes in interest rates, we may hedge our mortgage loans held for sale through hedging products that are correlated to the pass-though certificates issued in connection with the securitization of our mortgage loans (e.g., interest rate swaps) (See "-Hedging"). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments thereby impacting the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See "-Interest Rate Risk" and "-Forward Looking Statements and Risk Factors").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Delta Financial Corporation:

We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company adopted FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" as of December 31, 2002.


/s/  KPMG LLP

Melville, New York
March 22, 2004

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

(Dollars in thousands)                                                          2003               2002

----------------------------------------------------------------------------------------------------------
ASSETS
Cash and interest-bearing deposits ..................................         $   4,576              3,405
Accounts receivable .................................................             2,569              1,700
Loans held for sale, net ............................................           190,801             33,984
Excess cashflow certificates, net ...................................            19,853             24,565
Equipment, net ......................................................             3,147              2,553
Prepaid and other assets ............................................             4,861              1,737
Deferred tax asset, net .............................................            31,184              5,600
----------------------------------------------------------------------------------------------------------
        Total assets ................................................         $ 256,991             73,544
==========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Bank payable ........................................................         $   2,292              1,369
Warehouse financing .................................................           144,826             13,757
Other borrowings ....................................................             2,362              2,595
Senior notes ........................................................                --             10,844
Accounts payable and accrued expenses ...............................            11,558             15,482
----------------------------------------------------------------------------------------------------------
        Total liabilities ...........................................           161,038             44,047
----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $.01 par value. Authorized 150,000 shares,
    139,156 shares authorized and outstanding .......................            13,916             13,916
Common stock, $.01 par value. Authorized 49,000,000 shares;
    17,032,052 shares issued and 16,915,252 shares outstanding at
    December 31, 2003 and 16,022,349 shares issued and 15,905,549
    shares outstanding at December 31, 2002 .........................               170                160
Additional paid-in capital ..........................................            99,913             99,482
Accumulated deficit .................................................           (16,728)           (82,743)
Treasury stock, at cost (116,800 shares) ............................            (1,318)            (1,318)
----------------------------------------------------------------------------------------------------------
        Total stockholders' equity ..................................            95,953             29,497
----------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity ..................         $ 256,991             73,544
==========================================================================================================

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share data)                          2003                  2002                  2001
-----------------------------------------------------------------------------------------------------------------------
REVENUES:
    Net gain on sale of mortgage loans ...............         $     94,782                57,974                38,326
    Interest income ..................................               12,418                11,803                11,158
    Excess cashflow certificate income ...............                2,323                 1,973                11,774
    Impairment of excess cashflow certificates .......                   --                (2,085)              (19,676)
    Gain(loss) on sale of excess cashflow certificates                  220                    --               (25,402)
    Servicing fees ...................................                   --                    --                 2,983
    Other income .....................................                  425                 1,281                   188

-----------------------------------------------------------------------------------------------------------------------
        Total revenues ...............................              110,168                70,946                19,351
-----------------------------------------------------------------------------------------------------------------------
EXPENSES:
    Payroll and related costs ........................               39,147                27,120                29,867
    Interest expense .................................                5,509                 5,273                16,132
    General and administrative .......................               23,460                22,685                48,333
    Restructuring and other special charges ..........                   --                    --                 2,678
    Extinguishment of debt ...........................                   --                    --                19,255
-----------------------------------------------------------------------------------------------------------------------
        Total expenses ...............................               68,116                55,078               116,265
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit) ....               42,052                15,868               (96,914)
Provision for income tax expense (benefit) ...........              (25,354)               (1,769)                2,876
-----------------------------------------------------------------------------------------------------------------------
        Net income (loss) ............................         $     67,406                17,637               (99,790)
=======================================================================================================================

BASIC  EARNINGS PER SHARE:
Net income (loss) per share ..........................         $       4.05                  1.11                 (6.28)

DILUTED EARNINGS PER SHARE:
Net income (loss) per share ..........................         $       3.59                  1.04                 (6.28)

Basic- Weighted average number of shares outstanding             16,308,561            15,894,913            15,883,749

Diluted- Weighted average number of shares outstanding           18,407,249            16,971,028            15,883,749

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2003, 2002 and 2001

                                                                       ADDITIONAL
                                             PREFERRED      CAPITAL      PAID-IN     ACCUMULATED      TREASURY
(Dollars in thousands)                         STOCK         STOCK       CAPITAL       DEFICIT          STOCK          TOTAL
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 .........            --           160        99,472          (590)        (1,318)        97,724
Issuance of preferred stock related to
    debt exchange ....................        13,916            --            --            --             --         13,916
Net loss .............................            --            --            --       (99,790)            --        (99,790)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001 .........        13,916           160        99,472      (100,380)        (1,318)        11,850
Stock options exercised ..............            --            --            10            --             --             10
Net income ...........................            --            --            --        17,637             --         17,637
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002 .........        13,916           160        99,482       (82,743)        (1,318)        29,497
Stock options exercised ..............            --             1           431            --             --            432
Warrants exercised ...................            --             9            --            --                             9
Preferred stock dividends ............            --            --            --        (1,391)            --         (1,391)
Net income ...........................            --            --            --        67,406             --         67,406
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003 .........      $ 13,916           170        99,913       (16,728)        (1,318)        95,953
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)                                               2003            2002            2001
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss) ........................................      $  67,406          17,637         (99,790)
   Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
       (Reversal)provision for loan and recourse losses .....            (12)            603           2,431
       Depreciation and amortization ........................          1,634           3,236           8,361
       Extinguishment of debt ...............................             --              --          19,255
       Deferred tax benefit .................................        (25,584)             --              --
       Deferred origination costs ...........................            751             545             578
       (Gain) loss on sale of excess cashflow certificates ..           (220)             --          25,402
       Impairment of excess cashflow certificates ...........             --           2,085          19,676
       Excess cashflow certificates received in
         securitization transactions, net ...................         (5,288)         (9,885)        (13,026)
   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ...........           (869)          2,362          17,542
       (Increase) decrease in loans held for sale, net ......       (157,468)         59,348         (14,263)
       (Increase) decrease in prepaid and other assets ......         (3,124)           (173)         42,127
       (Decrease) increase in accounts payable and
            accrued expenses ................................         (4,012)         (4,808)            205
       Decrease in investor payable .........................             --              --         (69,489)
       Decrease in advance payment by borrowers
          for taxes and insurance ...........................             --              --         (12,940)
-------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by operating activities ......       (126,786)         70,950         (73,931)
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceed on sale of excess cashflow certificates ..........         10,220              --          15,000
   (Purchase) disposition of equipment ......................         (2,228)           (791)          1,735
------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities ......          7,992            (791)         16,735
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds (repayments) of warehouse financing .............        131,069         (67,120)          5,941
   Repayments of other borrowings ...........................           (233)         (6,156)         (4,945)
   Increase in bank payable, net ............................            923             102             340
   Redemption of Senior Notes ...............................        (10,844)             --              --
-------------------------------------------------------------------------------------------------------------
   Cash dividends paid on preferred stock ...................         (1,391)             --              --
   Proceeds from exercise of warrants .......................              9              --              --
   Proceeds from exercise of stock options ..................            432              10              --
-------------------------------------------------------------------------------------------------------------
   Net cash provided (used in) financing activities .........        119,965         (73,164)          1,336
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and interest-bearing deposits          1,171          (3,005)        (55,860)
Cash and interest-bearing deposits at beginning of period ...          3,405           6,410          62,270
-------------------------------------------------------------------------------------------------------------
Cash and interest-bearing deposits at end of period .........      $   4,576           3,405           6,410
=============================================================================================================

Supplemental Information:
Cash paid during the year for:
   Interest .................................................      $   5,911           5,435          14,605
   Income taxes .............................................          1,018             278             888
=============================================================================================================

See accompanying notes to consolidated financial statements.

                  DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002, AND 2001

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) ORGANIZATION

      Delta Financial Corporation ("Delta," "we," or the "Company") is a Delaware corporation, which was organized in August 1996. On October 31, 1996, we acquired all of the outstanding common stock of Delta Funding Corporation ("Delta Funding"), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, we completed an initial public offering of 4,600,000 shares of common stock, $.01 par value.

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

(d) RECLASSIFICATION

      Certain prior period amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

(e) LOAN ORIGINATION FEES AND COSTS

      Loan origination fees received, net of direct costs of originating or acquiring mortgage loans, are recorded as adjustments to the initial investment in the loan. Such fees are deferred and amortized until the loans are securitized or sold.

(f) LOANS HELD FOR SALE, NET

      Loans held for sale are accounted for at the lower of cost or estimated fair value, determined on a net aggregate basis. Cost includes unamortized loan origination fees and costs which are recognized as a component of net gain on sale and are amortized over the estimated life of the loans or when sold. Net unrealized losses are provided for in a valuation allowance created through a charge to operations. Losses are recognized when the fair value is less than cost.

(g) SECURITIZATION AND SALE OF MORTGAGE LOANS

      Securitizations, whether structured as off-balance sheet sales or on-balance sheet financings, effectively provide us with a source of long-term financing.

      In a securitization, we pool together loans, typically each quarter, and sell these loans to a securitization trust, which is a qualified special purpose entity, or QSPE. The securitization trust raises cash to purchase the mortgage loans from us by selling securities to the public. These securities, known as "asset-backed pass-through securities," are secured, or backed, by the pool of mortgage loans that the securitization trust purchases from us. These asset-backed securities, or senior certificates, are usually purchased by insurance companies, mutual funds and/or other institutional investors. These securities represent senior interests in the cash flows from the mortgage loans in the trust. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance for these trusts.

      In our securitizations, the securitization trust issues senior certificates, which entitle the holders of these senior certificates to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust.

In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. Depending upon the structure, the securitization trust may also issue interest-only certificates, which entitle the holders to receive payments of interest at a pre-determined rate over a fixed period of time. The securitization trust also issues a subordinate certificate or BIO certificate, referred to as an excess cashflow certificate, and a P certificate. Each month, the P certificate holder is entitled to receive prepayment penalties received from some borrowers who payoff their loans early.

      For any monthly distribution, the holder of an excess cashflow certificate receives payments only after all required payments have been made on all the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flows from such excess cashflow certificates are applied in a "waterfall" manner described in more detail in Note 6 "Securitization."

      We began utilizing a new securitization structure in 2002, in which we completed a concurrent net interest margin, or NIM, transaction. In a NIM transaction, we sell the excess cashflow certificate and P certificate to a NIM trust (which is also a QSPE), which in turn, issues interest-bearing NIM note(s) and a NIM owner trust certificate. We sell the excess cashflow certificate and P certificate for a cash purchase price without recourse except that we provide standard representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and we receive the proceeds of the sale of the note(s), together with the NIM owner trust certificate in consideration of our selling the excess cashflow certificate and P certificates to the NIM Trust.

      The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate and P certificate to be used to pay all principal and interest on the NIM note(s) until paid in full. This typically occurs approximately 22-25 months from the date the NIM note(s) were issued. The NIM owner trust certificate entitles us to all cash flows generated by the excess cashflow certificate and P certificate after the holder of the NIM note(s) has been paid in full. As such, for securitizations structured as off-balance sheet sales, we classify the NIM owner trust certificate on our balance sheet as an excess cashflow certificate and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

      As part of a NIM transaction, we are required to "fully fund" the O/C at closing as required by the rating agencies and due to the securitization structure itself - as opposed to having it build up over time as we had in past securitizations - which is why we sold senior pass-through certificates totaling approximately 1.05% to 2.00% less than the collateral sold to the securitization trust. We use a portion of the proceeds we receive from selling NIM note(s) to make up for the difference between (1) the principal amount of the mortgage loans sold and (2) the proceeds from selling the senior pass-through certificates.

      NIM transactions have enabled us to generate positive upfront cash flow when we securitized our mortgage loans - i.e., the cash proceeds that we receive when the securitization and related NIM transaction close (net of funding the upfront overcollateralization and securitization and NIM costs) have exceeded our cost to originate the loans included in the transaction. The transactions have have yielded cash proceeds in amounts comparable to, and in most cases higher than, whole loan sales.

      In the securitizations and related NIM transactions we completed in 2002 and 2003, in which the underlying securitization was structured as an off-balance sheet sale under SFAS No. 140, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained (and recorded as a component of our net gain on sale of mortgage loans) a relatively small excess cashflow certificate that we recorded at its estimated fair value, ranging from 0.0% to 1.0% of the securitized collateral. See Note No. 6 of Notes to the Consolidated Financial Statements --"Securitization".

      We have found that, at times, we can receive better economic results by selling some mortgage loans on a whole loan, non-recourse basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs.

(h) EXCESS CASHFLOW CERTIFICATES, NET

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

      o the LIBOR forward curve (using current LIBOR as the floor rate) - our estimate of future interest rates which affects both the rate paid to the floating rate pass-through security investors (primarily the 1 month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (which provide for a fixed rate of interest for the first 24 or 36 months and a 6 month variable rate of interest thereafter using the 6 month LIBOR index); and

      o     a discount rate used to calculate present value.

      The amount recorded for the excess cashflow certificates is reduced for distributions that we receive as the holder of these excess cashflow certificates, and is adjusted for subsequent changes in the fair value of the excess cashflow certificates we hold. The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from the certificate based upon our best estimate. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and consequent changes in value of the excess cashflow certificates) is reflected in the line item called "impairment of excess cashflow certificates" in the quarter in which we make any change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. See Note 7 "Excess Cashflow Certificates, Net."

(i) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(j) CASH AND INTEREST-BEARING DEPOSITS

      The fair value of cash and interest-bearing deposits consist of money market accounts which approximates the carrying value reported in our consolidated balance sheet.

(k) EQUIPMENT, NET

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

(n) STOCK-BASED COMPENSATION

      We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including the Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123. We have elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No.
123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
(dollars in thousands, except share data)               2003             2002             2001
                                                    ---------------------------------------------

Net income (loss), as reported                      $    67,406      $    17,637      $   (99,790)

Deduct total stock-based employee
      compensation expense determined under
      fair-value-based method for all rewards,
      Net of tax                                           (282)            (469)            (445)
                                                    -----------      -----------      -----------
                Pro forma net income (loss)         $    67,124      $    17,168      $  (100,235)
                                                    ===========      ===========      ===========

Earnings (loss) per share:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                           2003             2002             2001
                                                    ---------------------------------------------
                     Basic - as reported            $      4.05      $      1.11      $     (6.28)
                                                    ===========      ===========      ===========
                     Basic - pro forma              $      3.92      $      1.07      $     (6.31)
                                                    ===========      ===========      ===========
                     Diluted - as reported          $      3.59      $      1.04      $     (6.28)
                                                    ===========      ===========      ===========
                     Diluted - pro forma            $      3.48      $      1.00      $     (6.31)
                                                    ===========      ===========      ===========

(o) SEGMENT REPORTING

      We operate as one reporting segment, as such, the segment disclosure requirements, are not applicable to us.

(p) IMPACT OF NEW ACCOUNTING STANDARDS

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatory redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. The adoption of the provisions of SFAS No. 150 did not impact our results of operations or financial condition.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," for certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships entered into after June 30, 2003. The provisions of SFAS No. 149 did not impact our results of operations or financial condition.

      In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46") which was subsequently amended in December 2003 by FIN 46R. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46R are applicable to variable interest entities created after December 31, 2003. For interests held in variable interest entities created before January 1, 2004, FIN 46R is applicable beginning on January 1, 2005. The assets, liabilities and non-controlling interests of variable interest entities created before January 1, 2004 would initially be measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used. Some of our subsidiaries are QSPEs formed in connection with off-balance sheet securitizations and are not subject to the requirements of FIN 46R. Our subsidiaries that are considered variable interest entities subject to the requirements of FIN 46R, namely the trusts related to our on-balance sheet securitizations, are currently being consolidated and are included in our consolidated financial statements. Management does not expect that the application of FIN 46R will have a material impact on our consolidated balance sheet.

(q) HEDGING ACTIVITIES

      In connection with our strategy to mitigate interest rate risk on our excess spread, we use derivative financial instruments such as Euro dollar interest rate swaps and interest rate caps. We do not use derivatives to speculate on interest rates. Rather, we use derivatives in conjunction with planned or existing balance sheet instruments in such a way as to alter the performance characteristics of virtually any such instrument. Authorized applications may (a) offset some or all of the price or income effects of the associated instrument due to interest rate changes, or (b) they could be applied with the expectation that they will serve either to enhance the yield or lower the cost relative to those which would otherwise be generated; and authorized derivatives are limited to those that trade with active secondary markets.

      SFAS No. 133 is the relevant accounting guidance and provides for all derivatives to be recorded on the balance sheet at market value. When used as hedges, special treatment may be permitted, but only if a hedging relationship is properly documented and qualifying criteria are satisfied. For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

      Two distinct hedging types might apply to interest rate exposures - fair value hedges and cash flow hedges. Fair value hedges apply to recognized assets or liabilities, where value is subject to change as a consequence of an interest rate change. Cash flow hedges, on the other hand are appropriate in connection with uncertain interest revenues or expenses associated with forthcoming periods
- whether as a consequence of an existing variable rate asset or liability or an intended purchase or sale.

      For fair value hedges, all gains or losses on the derivative are recorded in earnings. In addition, the carrying value of the hedged item is adjusted due to changes in the market value attributable to the risk being hedged, and this change in value is also recorded in current income. We exercise our discretion to choose to designate the risk being hedged as (a) the full price change of the hedged item, (b) the price change due to changes in a benchmark rate (either the risk free U.S. Treasury rate or the LIBOR-based swap rate), or
(c) the price change due to the changes in the interest rate associated with the hedged item (i.e., the benchmark rate plus a credit spread), depending on the specifics of the hedge application in question.

      For cash flow hedges, derivative results are divided into the "effective" portion and the "ineffective" portion. The ineffective component of the hedge results is realized in current income, while the effective portion is initially posted to Other Comprehensive Income, or OCI, and later re-classified as income in the same time frame in which the forecasted cash flow affects earnings.

      If and when hedge accounting is discontinued - most likely because it is determined that the derivative no longer qualifies as an effective hedge -- the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings.

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

      Each month, on behalf of borrowers previously designated by the NYSBD, we make subsidy payments to the related securitization trusts. These subsidy payments fund the differential between the original loan payments and the reduced loan payments. As part of the Second Exchange Offer we completed in August 2001 (see Note No. 3 "-Corporate Restructuring, Debt Modification, and Debt Restructuring"), Delta Funding Residual Exchange Company, LLC (the "LLC") (which is not our affiliate), the voting membership interests of which are owned by former holders of our senior secured notes and senior notes due 2004 (the "Notes") who tendered their Notes for such membership interests and other securities - is obligated to satisfy these payment subsidies out of the cash flows generated by the mortgage related securities it owns. If the LLC's cash flows are insufficient to pay this obligation (which we believe is unlikely), we remain responsible to satisfy our obligations under the Remediation Agreement.

      The proceeds of the stock fund will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. We do not manage the fund created for this purpose. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of our common stock. Changes to the market price of these shares of common stock deposited in the fund do not have any impact on our financial statements. We did not make any additional financial commitments between the settlement date and March 2000 or thereafter. The Stipulated Order on Consent and the Remediation Agreement both expired in September 2002. We remain obligated as discussed above to continue to make subsidy payments on behalf of borrowers previously identified by the NYSBD for so long as such borrowers continue to make payments under the mortgage loans.

      In March 2000, we finalized an agreement with the U.S. Department of Justice, the Federal Trade Commission and the Department of Housing and Urban Development, to complete the global settlement we had reached with the NYSBD and NYOAG. The federal agreement mandated some additional compliance efforts for us, but it did not require any additional financial commitment by us. The federal agreement expired in March 2003.

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

(3) CORPORATE RESTRUCTURING, DEBT MODIFICATION, AND DEBT RESTRUCTURING

      In 2000, we began a corporate restructuring - by reducing our workforce and modifying the terms of the indenture governing our senior notes due 2004 (the "senior notes") - as part of our continuing efforts to improve operating efficiencies and to address our negative cash flow from operations. Entering 2001, management still had several concerns, which we believed needed to be addressed for us to remain a viable company. Our principal concerns were:

      o the cash drain created by our then ongoing monthly delinquency and servicing advance requirements as servicer for securitization trust (known as "securitization advances");

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

      DEBT MODIFICATION AND DEBT RESTRUCTURING

      In August 2000, we announced an agreement to modify the terms of the indenture governing our senior notes (the "Debt Modification"). With the consent of the holders of greater than fifty percent of our senior notes, we modified a negative pledge covenant in the senior notes indenture, which had previously prevented us from selling or otherwise obtaining financing by using our excess cashflow certificates as collateral. In consideration for the senior noteholders' consent, we agreed, in an exchange offer (the "First Exchange Offer"), to offer then current holders the opportunity to exchange their then existing senior notes for (a) new senior secured notes due 2004 (the "senior secured notes") and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. In December 2002, the exercise price for the warrants issued by us was adjusted downward to $0.01 per share in accordance with our agreement. The senior secured notes had the same coupon, face amount and maturity date as the senior notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of the our excess cashflow certificates. The First Exchange Offer was consummated in December 2000, with holders of greater than $148 million (of $150 million) of senior notes tendering in the exchange.

      In February 2001, we entered into a letter of intent with the beneficial holders of over fifty percent of our senior secured notes to restructure, and ultimately extinguish, the senior secured notes (the "Second Debt Restructuring"). In March 2001, we obtained the formal consent of these beneficial holders of the senior secured notes through a consent solicitation that modified certain provisions of the senior secured notes indenture to, among other things, allow for the release of two excess cashflow certificates then securing the senior secured notes. We were first able to finance and then ultimately sell the excess cashflow certificates underlying five securitizations with a carrying value of $40.4 million (including two excess cashflow certificates that were released as part of the Second Debt Restructuring) for a $15 million cash purchase price to provide working capital.

      In consideration for their consent, we agreed to offer the holders of the senior secured notes (and the senior notes, collectively, the "notes"), an opportunity to exchange their notes for new securities described immediately below (the "Second Exchange Offer"). The Second Exchange Offer was consummated on August 29, 2001, pursuant to which holders of approximately $138.1 million (of $148.2 million) in principal amount of our senior secured notes and $1.1 million (of $1.8 million) in principal amount of our senior notes, exchanged their notes for commensurate interests in:

      o voting membership interests in Delta Funding Residual Exchange Company LLC (the "LLC"), a newly-formed limited liability company (which is not our affiliate), to which we transferred all of the mortgage-related securities previously securing the senior secured notes (primarily comprised of excess cashflow certificates);

      o shares of common stock of a newly-formed management corporation that will manage the LLC's assets; and

      o shares of our newly-issued Series A preferred stock having an aggregate preference amount of $13.9 million.

      The LLC is controlled by the former noteholders that now hold all the voting membership interest in the LLC. As part of the transaction, we obtained a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC for the first three years (through June 2004) and, thereafter, 10% of the net cash flows from the LLC. The net cash flows from the LLC are equal to the total cash flows generated by the assets held by the LLC for a particular period, less (a) all expenses of the LLC, (b) certain related income tax payments, and (c) the NYSBD subsidy payments (see "- Note No. 2 Summary of Regulatory Settlement"). We began receiving distributions from the LLC in the first quarter of 2002 from a fourth quarter 2001 distribution. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC's President, which has led us to commence a lawsuit to recover all of the amounts due to us. See "Part I, Item 3, "Legal Proceedings".

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

(4) LOANS HELD FOR SALE, NET

      Our inventory consists of first and second mortgages, which had a weighted average interest rate of 8.23% per annum at December 31, 2003 and 8.45% per annum at December 31, 2002. Certain of these mortgages totaling $144.8 million are pledged as collateral for a portion of the warehouse financing and other borrowings.

      Loans held for sale, net, are summarized as follows:

(Dollars in thousands)                 December 31, 2003    December 31, 2002
--------------------------------------------------------------------------------
Loans held for sale                       $ 191,402             $ 34,170
Net deferred origination (fees) cost           (501)                 249
Valuation allowance                            (100)                (435)
--------------------------------------------------------------------------------
Loans held for sale, net                  $ 190,801             $ 33,984
================================================================================

      INTEREST INCOME

      The following table is a summary of interest income:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                   2003       2002       2001
                                                   ----       ----       ----
                                                     (DOLLARS IN THOUSANDS)
Interest earned on loans held for sale .....     $10,497      8,134      7,144
Securitization accrued bond interest .......       1,330      1,901      2,819
Miscellaneous  interest income .............         591       1768      1,195
                                                 -------     ------     ------
   Total interest income ...................     $12,418     11,803     11,158
                                                 =======     ======     ======

(5) FINANCIAL STATEMENT RECLASSIFICATIONS

      Certain amounts reflected in the Consolidated Financial Statements for the year ended December 31,2002 and December 31,2001 have been reclassified to conform to the presentation for the year ended December 31, 2003.

      SFAS No. 91,"Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases" requires that certain nonrefundable fees and costs associated with originating loans are deferred at the point they are incurred and generally are recognized over the life of the loan. If a mortgage loan is sold, the deferred fees and costs are recognized at that time of sale. These loan origination fees and costs have been classified as a component of the gain on the sale of the loans in this period and previously reported amounts have been reclassified to conform to the current presentation. This reclassification did not impact net income (loss) in the current period or in any prior period. The deferral of origination fees and expenses had the following effect for the periods presented:

                                                   YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              2003         2002         2001
                                              ----         ----         ----
                                                   (DOLLARS IN THOUSANDS)
Revenue as previously reported ..........   $ 131,822       86,143       33,148
Reclassification of direct origination
 expenses ...............................     (21,654)     (15,197)     (13,797)
                                            ---------    ---------    ---------
   Total revenue ........................   $ 110,168       70,946       19,351
                                            =========    =========    =========

                                                    YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               2003         2002         2001
                                               ----         ----         ----
                                                    (DOLLARS IN THOUSANDS)
Expenses as previously reported .........   $  89,770       70,275      130.062
Reclassification of direct origination
 expenses ...............................     (21,654)     (15,197)     (13,797)
                                            ---------    ---------    ---------
   Total expenses .......................   $  68,116       55,078      116,265
                                            =========    =========    =========

6) SECURITIZATION

      During 2003, we issued four securitizations totaling $1.6 billion in collateral, of which we delivered a total of $1.5 billion of mortgage loans during 2003. We delivered the remaining $114 million of mortgage loans in January 2004 using a pre-funding feature. All of our 2003 securitizations received ratings on various classes of securities ranging from AAA/Aaa to BBB-/Baa3 by S&P, Fitch and Moody's, respectively. The following table sets forth certain information with respect to our 2003 securitizations by offering size, which includes pre-funded amounts, duration weighted average pass-through rate and type of credit enhancement.

                                                                   INITIAL DURATION
                               OFFERING SIZE    COLLATERAL         WEIGHTED AVERAGE         CREDIT
 SECURITIZATION      ISSUED     (MILLIONS)      (MILLIONS)         PASS-THROUGH RATE     ENHANCEMENT
 --------------      ------     ----------      ----------         -----------------     -----------
 2003-1.........     03/27/03     $258.6          $263.1                2.40%             Senior/Sub
 2003-2.........     06/26/03     $393.0          $400.0                2.19%             Senior/Sub
 2003-3.........     09/30/03     $434.7          $440.0                1.83%             Senior/Sub
 2003-4.........     12/29/03     $470.0          $475.0                2.13%             Senior/Sub

      In a securitization, we pool together loans, typically each quarter, and sell these loans to a newly-formed securitization trust, which is a QSPE. These trusts are established for the limited purpose of buying our mortgage loans. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to cash flow or performance for these trusts.

      The securitization trust raises cash to purchase the mortgage loans from us by selling securities to the public. These securities, known as "asset-backed pass-through securities," are secured, or backed, by the pool of mortgage loans purchased by the securitization trust from us. These asset-backed securities, or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust.

      In our securitizations, the securitization trust issues senior certificates, which entitle the holders of these senior certificates to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. Depending upon the structure, the securitization trust may also issue interest-only certificates, which entitle the holders to receive payments of interest at a pre-determined rate over a fixed period of time. The securitization trust also issues a subordinate certificate or BIO certificate (referred to as an excess cashflow certificate), and a P certificate. Each month, the P certificate holder is entitled to receive prepayment penalties received from borrowers who payoff their loans early.

      For any monthly distribution, the holder of an excess cashflow certificate receives payments only after all required payments have been made on all the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flows from the excess cashflow certificates are applied in a "waterfall" manner as follows:

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

      o fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates; and

      o fifth, to pay interest on the related pass-through certificates that was not paid because of the imposition of a cap on their pass-through rates - these payments are called "basis risk shortfall amounts."

      The overcollateralization provision is a credit enhancement required by the rating agencies and/or bond insurers rating the certificates - that is designed to protect the securities sold to the securitization pass-through investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, overcollateralization occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Historically, we built up the O/C typically over the first 18 to 24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. Beginning in our 2002 securitizations and in each of our 2003 securitizations, we created the O/C by initially selling pass-through securities totaling approximately 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we created the full amount of the O/C required by the trust at the time we completed the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, we sell approximately $98.5 million in senior pass-through certificates. Prior to our 2002 securitization transactions, we typically issued pass-through certificates for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contains collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of these certificates, depending upon the structure we use for the securitization.

      The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The initial O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors, including:

      o characteristics of the mortgage loans sold to the trust, such as credit scores and loan-to-value ratios;

      o the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through certificate holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fees, if any; and

      o the structure of the underlying securitization--for example, issuing BBB-certificates creates greater credit enhancement in the securitization transaction, which generally results in a lower o/c).

      Our securitizations have typically required an O/C of between 1.05% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. In our securitizations prior to 2002, after the O/C requirement is reached, the cash flows from the excess cashflow certificates are then distributed to us as the holder of the excess cashflow certificates, in accordance with the "waterfall" described above. Over time, if the cash collected during the periods exceeds the amount necessary to maintain the required O/C, all other required distributions have been made, and there is no shortfall in the related required O/C, the excess is paid to us as holder of the excess cashflow certificate.

      Each securitization trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which helps ensure the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both (known as a "hybrid"). In "senior-subordinated" structures, the senior certificate holders are protected from losses by subordinated pass-through certificates, which absorb any such losses first. In addition to such credit enhancement, the excess cash flows that would otherwise be paid to the holder of the excess cashflow certificate is used when and if it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is used to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

      We began utilizing a new securitization structure in 2002, in which we completed a concurrent net interest margin, or NIM, transaction. In a NIM transaction, we sell the excess cashflow certificate and P certificate to a NIM trust (which is also a QSPE), which in turn, issues interest-bearing NIM note(s) and a NIM owner trust certificate. We sell the excess cashflow certificate and P certificate for a cash purchase price without recourse except that we provide standard representations and warranties to the NIM trust. One or more investors purchase the NIM note(s) and we receive the net proceeds of the sale of the note(s), together with the NIM owner trust certificate in consideration of our selling the excess cashflow certificate and P certificates to the NIM Trust.

      The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate and P certificate to be used to pay all principal and interest on the NIM note(s) until paid in full. This typically occurs approximately 22-25 months from the date the NIM note(s) were issued. The NIM owner trust certificate entitles us to all cash flows generated by the excess cashflow certificate and P certificate after the holder of the NIM note(s) has been paid in full. As such, for securitizations structured as off-balance sheet sales, we classify the NIM owner trust certificate on our balance sheet as an excess cashflow certificate and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

      As part of a NIM transaction, we are required to "fully fund" the O/C at closing - as opposed to having it build up over time as we had in past securitizations - which is why we sold senior pass-through certificates totaling approximately 1.05% to 2.00% less than the collateral in the securitization trust. We use a portion of the proceeds we receive from selling NIM note(s) to make up for the difference between (1) the principal amount of the mortgage loans sold and (2) the proceeds from selling the senior pass-through certificates.

      NIM transactions have enabled us to generate positive upfront cash flow when we securitized our mortgage loans - i.e., the cash proceeds that we receive when the securitization and related NIM transaction close (net of funding the upfront overcollateralization and securitization and NIM costs) exceed our cost to originate the loans included in the transaction. The transactions have yielded net cash proceeds in amounts comparable to, and in most cases higher than, whole loan sales.

      In the securitizations and related NIM transactions we completed from 2002 through 2003, in which the underlying securitization was structured as an off-balance sheet sale under SFAS No. 140, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained (and recorded as a component of our net gain on sale of mortgage loans) a relatively small excess cashflow certificate that we recorded as at its estimated fair value, ranging from 0.0% to 1.0% of the securitized collateral.

      Off-Balance Sheet Securitizations. Through the end of 2003, we have structured our securitizations as off-balance sheet transactions. Accordingly, under SFAS No. 140, we have recorded a gain on sale of mortgage loans upon completion of each such securitization. For instance, in each of the four securitizations that we issued in 2003, we derived, and recorded as revenue, the following economic interests:

      o we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust, to which we sold the excess cashflow certificates;

      o we received a cash purchase price from the sale of interest-only certificates, which entitle the holders to receive payments of interest at a pre-determined rate and over a fixed period of time;

      o we received a cash premium from selling the right to service the loans that we securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees, including prepayment penalties relating to the servicing rights we previously sold, in that capacity;

      o we retained a NIM owner trust certificate, which entitles us to receive cash flows generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by excess cashflow certificates are received over time, under GAAP, we must report as income at the time of the securitization the present value of all projected cash flows we expect to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on:

            (1) our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans;

            (2) the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loans prior to the stated maturity;

            (3) the LIBOR forward curve, using current LIBOR as the floor rate; and

            (4)   a discount rate.

      While we retained an excess cashflow certificate on our $435 million securitization completed in the quarter ended September 30, 2003 and our $470 million securitization completed in the fourth quarter ended December 31, 2003, we did not record either certificate as an asset and corresponding revenue item due to the securitization structure we used to maximize cash revenues. Historically, in our securitizations, we have sold pass-through certificates with credit ratings from the rating agencies that were rating the securitization transactions ranging from AAA to BBB. In our securitizations completed in the third and fourth quarters of 2003, we issued a limited principal amount of certificates rated BBB-. This structure reduced the amount of overcollateralization required, compared to a structure without a BBB-certificate, because the BBB- certificate replaces credit enhancement that would have otherwise been achieved solely through overcollateralization and the corresponding excess cashflow certificate. Had we not sold a BBB- certificate, the same credit enhancement would have been produced through a higher overcollateralization, which would have correspondingly led to a higher valued excess cashflow certificate. The BBB- certificate made possible a lower upfront overcollateralization than if we did not sell a BBB- certificate, which, in turn, resulted in our receiving higher cash proceeds from the securitization, as the senior certificates represent a larger percentage of the aggregate value of the mortgage loans sold - e.g., a 1.2% O/C results in $98.8 million of certificates being sold against every $100 million of mortgage loans purchased by the securitization trust, whereas a 2.2% O/C results in $97.8 million of certificates being sold against every $100 million of mortgage loans purchased by the securitization trust (rating agencies and the securitization structure requires us to sell more mortgage loans (collateral) than the amount of certificates issued). Hence, the lower the upfront overcollateralization, the greater the upfront cash proceeds received. As a result of the cash flow needed to pay the interest on and principal amount of BBB- rated certificates, coupled with less overcollateralization and based upon our gain on sale assumptions, we ascribed no value to the excess cashflow certificate that we retained in the securitizations for those two quarters. However, if the loans underlying these securitization transactions perform better than our expectations, we will recognize excess cash flows from the excess cashflow certificates and record the cash and interest income as received. As with all of our most recent securitization structures, we will not receive excess cash flows, if any, from the excess cashflow certificate until the NIM note is paid off in full.

      At the time we completed the 2003 securitizations, we recognized as revenue each of the economic interests described above, which were recorded as net gain on sale of mortgage loans in our consolidated statement of income.

      A summary of the gain on sale we received from our aggregate securitizations and whole loan sales in 2003, 2002 and 2001 is presented below. "Loans Sold" represents the amount of loans actually transferred to the respective securitization trusts during each year and whole loans sold on a servicing-released basis:

                                                                       YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                2003            2002            2001
                                                                ----            ----            ----
Net Gain on Sale of Mortgage loans                                       (Dollars in thousands)
Loans Sold ...............................................   $ 1,537,600     $   922,057     $   606,100
                                                             ===========     ===========     ===========

NIM Proceeds, Net ........................................   $    67,159     $    42,050     $        --
Interest Only Certificate Proceeds .......................        12,913              --          13,332
Excess Cashflow Certificate (owner trust certificates)(1)          6,941          10,499          11,081
Mortgage Servicing Rights ................................         8,910           7,248           5,213
Hedging ..................................................           438              --              --
Gain on whole loan sales .................................         2,137           4,547          11,099
Loan origination fees ....................................        25,079          14,366          13,485
Loan origination costs ...................................       (21,654)        (15,197)        (13,797)
Less:  Securitization transaction costs ..................        (7,141)         (5,539)         (2,087)
                                                             -----------     -----------     -----------
   Net gain on sale recorded .............................   $    94,782     $    57,974     $    38,326
                                                             ===========     ===========     ===========

    Net gain on sale recorded (as a percent of loans sold)           6.2%            6.3%            6.3%

(1) The reduction in value of the excess cashflow certificates in 2003 compared to 2002 is primarily due to our not recording any excess cash flow certificates in the third and fourth quarter of 2003. (See "- Excess Cashflow Certificate, Net").

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

      We allocate our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained (the NIM owner trust certificate since 2002) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as "trading" securities. Since there is no active market for the excess cashflow certificates, we determine their estimated fair value by discounting the expected cash flows.

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

      At the time each securitization transaction closes, we determine the present value of the related excess cashflow certificates (which, in the securitizations we have issued since 2002, includes NIM owner trust certificates, and the underlying BIO certificates and P certificates), using assumptions we make regarding the underlying mortgage loans. The excess cashflow certificate is then recorded on our consolidated financial statements at an estimated fair value. Our estimates primarily include the following:

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

      o the LIBOR forward curve (using current LIBOR as the floor rate) - our estimate of future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the one-month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (which provide for a fixed rate of interest for the first 24 or 36 months and a six-month variable rate of interest thereafter using the six-month LIBOR index); and

      o     a discount rate used to calculate present value.

      The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from such certificate based upon our best estimate. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and consequent changes in value of the excess cashflow certificates) are reflected in the line item called "excess cashflow certificate income" in the quarter in which we make any such change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

      In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

      a) Prepayments. We base our prepayment rate assumptions upon our ongoing analysis of the performance of the mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types because it has been our experience that different loan product types exhibit different prepayment patterns. Generally, our loans can be grouped into two loan products - fixed-rate loans and adjustable-rate loans. With fixed-rate loans, an underlying borrower's interest rate remains fixed throughout the life of the loan. Our adjustable-rate loans are a "hybrid" between fixed- and adjustable-rate loans, in that the interest rate generally remains fixed, typically for the first two or three years of the loan, and then adjusts, typically every six months thereafter. Within each product type, factors other than interest rate can affect our prepayment rate assumptions. These factors include:

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

            Loan Type           Month One            Peak Speed
            ---------------------------------------------------
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

      (b) Default Rate. At December 31, 2003 and 2002, on each newly issued securitization, we apply a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the "first-loss" piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flows from, and our valuation of, the excess cashflow certificates.

      (c) LIBOR Forward Curve. The LIBOR forward curve is used to project future interest rates, which affects both the rate paid to the floating rate pass-through security investors (which primarily use one-month LIBOR as a base) and the adjustable rate mortgage loans sold to the securitization trust (which have a fixed rate of interest for either the first 24 or 36 months then a variable rate of interest thereafter using six-month LIBOR as a base). A significant portion of our loans are fixed-rate mortgages, and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will, impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flows than expected in the future, subject to the other factors that can affect the cash flows from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flows than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

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

            We utilized a discount rate of 15% at December 30, 2003 and 2002 on all excess cashflow certificates. Prior to the quarter ended September 30, 2001, we used an 18% discount rate on a NIM transaction we consummated in November 2000. We increased the discount rate on these excess cashflow certificates during the period that the senior NIM securities remained outstanding, to account for the potentially higher risk associated with the residual cash flows expected to be received by the holder of the certificated interest in the NIM trust, which was subordinated to the multiple senior securities sold in the NIM transaction. As part of the Second Exchange Offer, all of the excess cashflow certificates that were subject to the November 2000 NIM transaction were transferred to the LLC. We did not increase the discount rate on the excess cashflow certificates from our latest securitizations despite issuing NIM securities because the NIM securities in the most recent transactions were:

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

      At March 2001, we sold five of our excess cashflow certificates with a carrying value of $40.4 million for $15.0 million resulting in a loss of $25.4 million.

      At September 30, 2001, we recorded a charge to impairment of excess cashflow certificates to reflect a fair value adjustment to our remaining excess cashflow certificates totaling $19.7 million. Our change in assumptions at September 30, 2001, primarily reflect recent unforeseen market events relating to the terrorist attacks on September 11, 2001, that further accelerated an economic downturn in the U.S. economy, and which we believe may have a significant adverse impact on the economy for the foreseeable future.

      At March 31, 2002, we recorded a charge to impairment of excess cashflow certificates to reflect a fair value adjustment to our excess cashflow certificates, totaling $2.1 million, relating to the timing of excess cash flows that are to be received by the excess cashflow certificate after the release or "step-down" of the overcollateralization account.

      In August 2003, we sold three of our excess cashflow certificates, which had a $10.0 million carrying value in the aggregate, for $10.2 million in cash. We recorded the gain earned from the sale in gain (loss) of certificates, and reduced the value of our excess cashflow certificates on our balance sheet accordingly. The net impact was an increase to income of $0.2 million in the quarter ended September 30, 2003.

      The activity related to our excess cashflow certificates for the years ended December 31, is as follows:

(Dollars in thousands)                       2003       2002        2001
--------------------------------------------------------------------------------
Balance, beginning of year               $ 24,565     16,765     216,907
New excess cashflow certificates            6,941     10,499      11,081
Net accretion/(amortization) of excess
      cashflow certificates                (1,653)      (614)      1,945
Fair value adjustments                         --     (2,085)    (19,676)
Sales                                     (10,000)        --     (40,402)
Second Exchange Offer (1)                      --         --    (153,090)
--------------------------------------------------------------------------------
Balance, end of year                     $ 19,853     24,565      16,765
================================================================================

      (1) The Second Exchange Offer was consummated on August 29, 2001. In the Second Exchange Offer, holders of approximately $138.1 million (of $148.2 million) in principal amount of our senior secured notes and $1.1 million (of $1.8 million) in principal amount of our senior notes exchanged their notes for commensurate interests in voting membership interests in the LLC (which is not our affiliate), to which we transferred all of the mortgage-related securities previously securing the senior secured notes (primarily comprised of excess cashflow certificates).

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

      In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period over which the uncertainty will exist, the greater the potential volatility for our valuation assumptions and the fair value of our excess cashflow certificates.

      The table below demonstrates the sensitivity, at December 31, 2003, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

                                          FAIR VALUE OF EXCESS     IMPACT TO
(Dollars in thousands)                    CASHFLOW CERTIFICATES    EARNINGS
                                           --------------------     -------

Fair value as of 12/31/03:                      $19,853

10% increase in prepayment speed                 17,318              2,534
20% increase in prepayment speed                 15,866              3,987

10% increase in credit losses                    15,820              4,033
20% increase in credit losses                    12,492              7,361

10% increase in discount rates                   19,067                786

20% increase in discount rates                   18,358              1,495

10% increase in one- & six-month LIBOR           17,246              2,607
20% increase in one- & six-month LIBOR           15,066              4,787

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

(8) HEDGING TRANSACTIONS

      For the year ended December 31, 2003 we recorded hedge gain of $0.4 million. We entered into interest rate swap agreements for the purpose of hedging our mortgage loans in inventory. We did not hedge during the years ended December 31, 2002 and 2001, respectively.

(9) WAREHOUSE FINANCING

      The warehouse lines are collateralized by specific mortgage loans, the balances of which are equal to or greater than the outstanding balances under the line at any point in time. Available borrowings under these lines are based on the amount of the collateral pledged.

      The following table summarizes certain information regarding warehouse financing at the respective dates:

(Dollars in millions)
                             FACILITY                                   BALANCE AT DECEMBER 31,             EXPIRATION
FACILITY DESCRIPTION          AMOUNT           FINANCING TERM             2003           2002                  DATE
-----------------------------------------------------------------------------------------------------------------------
Warehouse line of credit      $250.0          Margin over LIBOR      $   94.8               --            October 2004
Warehouse line of credit      $250.0          Margin over LIBOR          50.0               --              April 2004
Warehouse line of credit         n/a          Margin over LIBOR           n/a             13.8                May 2003
-----------------------------------------------------------------------------------------------------------------------
Total                                                                $  144.8             13.8
=======================================================================================================================

      In March 2004, our warehouse line of credit that was due to expire in April 2004 was extended to March 2005.

      Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with these covenants as of December 31, 2003.

      INTEREST EXPENSE

The following table is a summary of interest expenses:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                   2003    2002     2001
                                                   ----    ----     ----
                                                   (DOLLARS IN THOUSANDS)
Interest expense for loans finance in warehouse   $4,390   3,602    5,480
Capital leases ................................      255     461      813
Senior notes (1) ..............................      854   1,030    9,201
Other .........................................       10     180      638
                                                  ------   -----   ------
   Total interest expense .....................   $5,509   5,273   16,132
                                                  ======   =====   ======

(1) In August 2001, we completed our Second Exchange Offer, which extinguished substantially all of our long-term debt, leaving approximately $11 million out of $150 million of our notes still outstanding.

(10) OTHER BORROWINGS

      The following table summarizes certain information regarding other borrowings at the respective dates:

(Dollars in thousands)
                                                      BALANCE AT DECEMBER 31,           EXPIRATION
FACILITY DESCRIPTION             RATE                  2003            2002                DATE
---------------------------------------------------------------------------------------------------------
Capital leases               2.00% - 12.45%       $   2,362           2,595         July 2004 - Dec 2006
=========================================================================================================

      Future contractual obligations related to principal balances for capital leases are as follows:


(Dollars in thousands)
                                       BALANCE AT DECEMBER 31,
                                       -----------------------
      PERIOD                             2003            2002
--------------------------------------------------------------------------------
      Less than 1 year                 $1,204           1,953
      1-3 years                         1,158             642
================================================================================
Total                                  $2,362           2,595
--------------------------------------------------------------------------------

(11) WARRANTS

      In December 2000, as part of our First Exchange Offer, we issued warrants to purchase 1,569,193 shares of our common stock, at an initial exercise price of $9.10 per share, subject to adjustment. In December 2002, the exercise price for the warrants was adjusted to $0.01 per share in accordance with the terms of the warrant agreement under which the warrants were granted.
During the twelve months ended December 31, 2003, 862,403 warrants were exercised for 862,406 shares of common stock and 706,790 warrants remained unexercised. Following our redemption, on October 30, 2003, of the Senior Notes issued on December 21, 2000, all unexercised warrants expired pursuant to their terms.

(12) PREFERRED STOCK - SERIES A

      In August 2001, as part of our Second Exchange Offer, the holders of approximately $139.2 million (of the initial $150.0 million) principal amount of our 9.5% senior notes due 2004 exchanged their notes for, among other interests, 139,156 shares of our newly issued Series A preferred stock, having an aggregate preference amount of $13.9 million.

      Holders of the Series A preferred stock are entitled to receive cumulative preferential dividends at the rate of 10% per annum of the preference amount, payable in cash semi-annually on the first business date of January and July, commencing in July 2003. We paid $1.4 million of dividends to the Series A holders in 2003. We are required to comply with restrictive covenants in connection with our Series A preferred stock. We believe we are in compliance with these covenants as of December 31, 2003.

(13) SENIOR NOTES

On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004. The aggregate redemption price, including principal and accrued interest, was approximately $11.0 million. We used our existing cash to fund the redemption. The outstanding balance of the notes totaled $10.8 million as of December 31, 2002.

(14) BANK PAYABLE

      In order to maximize our cash management practices, we have instituted a procedure whereby checks written against our operating account are covered as they are presented to the bank for payment, either by drawing down our lines of credit or from subsequent deposits of operating cash. Bank payable represents the checks outstanding at December 31, 2003 and 2002, to be paid in this manner.

(15) EMPLOYEE BENEFIT PLANS

      We sponsor a 401(k) Retirement Savings Plan. Substantially all our employees who are at least 21 years old are eligible to participate in the plan after completing one year of service. Contributions are made from employees' elected salary deferrals. We elected to make discretionary contributions to the Plan of $0.5 million, $0.3 million and $0.5 million for 2003, 2002 and 2001, respectively.

(16) COMMITMENTS AND CONTINGENCIES

      We have repurchase agreements with certain of the institutions that have previously purchased our mortgages. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were previously sold with recourse and are still outstanding totaled $1.8 million at December 31, 2003 and $2.6 million at December 31, 2002.

      Included in accounts payable is an allowance for recourse losses of $1.1 million at December 31, 2003 and $1.2 million at December 31, 2002, respectively. We recognized, as a charge to operations, a provision for recourse losses of approximately $88,175, $73,500, and $311,000 for the years 2003, 2002 and 2001, respectively. Additions to the allowance for loan losses are provided by charges to income based upon various factors, which, in management's judgment, deserve current recognition in estimating probable losses. The loss factors are determined by management based upon an evaluation of historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

      We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although, we typically honor such interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. These non-conforming mortgage loan commitments do not meet the definition of a derivative under accounting principles generally accepted in the United States of America. Accordingly, they are not recorded in the consolidated financial statements. At December 31, 2003 and 2002, we had outstanding origination commitments to fund approximately $52.8 million and $27.2 million in mortgage loans, respectively.

      Our rental expense, net of sublease income, for the years ended December 31, 2003, 2002 and 2001 amounted to $5.2 million, $4.5 million and $5.0 million, respectively.

      Minimum future rentals under non-cancelable operating leases as of December 31, 2003 are as follows:

(Dollars in thousands)
--------------------------------------------------------------------------------
                         YEAR                       AMOUNT
--------------------------------------------------------------------------------
                         2004                       $  4,612
                         2005                          4,670
                         2006                          4,604
                         2007                          4,469
                         2008                          1,508
                         2009                            187
--------------------------------------------------------------------------------
                         Total                      $ 20,050
================================================================================

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

(17) STOCK BASED COMPENSATION

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

      The following table summarizes certain information regarding the Plans at December 31:

-------------------------------------------------------------------------------------------------------------------------------
                                                2003                            2002                           2001
-------------------------------------------------------------------------------------------------------------------------------
                                    NUMBER          WTD-AVG           NUMBER        WTD-AVG           NUMBER        WTD-AVG
                                    OF              EXERCISE          OF            EXERCISE          OF            EXERCISE
                                    SHARES          PRICE             SHARES        PRICE             SHARES        PRICE
-------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year            2,515,050          $2.01        2,179,000         $4.25           990,700       $12.38
Options granted                         126,000           6.32          815,500          1.84         1,658,300          .50
Options exercised                       147,300           0.79           21,800           .50                --
Options canceled                        256,800           4.89          457,650         12.48           470,000         8.17
-------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                2,236,950          $2.00        2,515,050      $2.01            2,179,000        $4.25
===============================================================================================================================
Options exercisable                     755,805          $2.86          519,380         $4.79           515,650       $13.97
-------------------------------------------------------------------------------------------------------------------------------

      The weighted-average fair value of options granted during 2003, 2002 and 2001 was $4.25 $1.25 and $1.21, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 2003, 2002 and 2001 grants:

                                                                      2003                  2002                  2001
-------------------------------------------------------------------------------------------------------------------------------
Dividend yield                                                              0%                  0%                     0%
Expected volatility                                                        84%                103%                   164%
Risk-free interest rate                                                  3.17%               2.87%                  4.22%
Expected life                                                          5 years             5 years                5 years
Average remaining contractual life                                  4.56 years          5.37 years             5.28 years

 (18) INCOME TAXES

      The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

(Dollars in thousands)                 2003           2002          2001
--------------------------------------------------------------------------------
Current:       Federal             $   (267)        (1,121)        1,847
               State & Local            180           (648)        1,029
--------------------------------------------------------------------------------
Total current income taxes         $    (87)        (1,769)        2,876
--------------------------------------------------------------------------------
Deferred:      Federal             $ 12,716          3,560       (31,053)
               State & Local          4,352            848        (7,393)
--------------------------------------------------------------------------------
Valuation allowance                 (42,335)        (4,408)       38,446
--------------------------------------------------------------------------------
Total deferred income taxes         (25,267)            --            --
--------------------------------------------------------------------------------
Total tax provision (benefit)      $(25,354)        (1,769)        2,876
================================================================================

      Significant components (temporary differences and carryforwards) that give rise to our net deferred tax asset as of December 31, 2003 and 2002 were as follows:

(Dollars in thousands)                                     2003         2002
                                                           ----         ----
DEFERRED TAX ASSETS:
--------------------------------------------------------------------------------
Book/tax difference in excess cashflow
       certificates, net carrying amount                $ 2,266      14,832
Loss reserves                                             1,386       1,879
Capitalized origination fees and related cost               196          --
Book over tax depreciation                                  341         419
Federal and State net operating loss carryforwards       26,995      30,905
--------------------------------------------------------------------------------
Gross deferred tax assets                               $31,184      48,035
Less: Valuation Allowance                                    --      42,335
--------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance          $31,184       5,700
================================================================================

DEFERRED TAX LIABILITIES:
--------------------------------------------------------------------------------
Capitalized origination fees and related cost           $    --         100
--------------------------------------------------------------------------------
Gross deferred tax liabilities                               --         100
================================================================================
Net deferred tax assets                                 $31,184       5,600
================================================================================

      We are required to recognize all or a portion of our gross deferred tax assets if we believe that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our gross deferred tax assets.

      At September 30, 2003, we reversed a valuation allowance that we had established in 2000 against our deferred tax asset. Management believed that the reversal was appropriate at the time principally because of our eight consecutive quarters of profitability and positive cash flow, together with the planned retirement of all our long-term unsecured debt. We have recorded minimal taxes in our results of operations over the prior seven quarters - from the fourth quarter of 2001 through the second quarter of 2003 - as a result of the valuation allowance against our deferred tax asset, which was primarily generated by net operating losses ("NOLs") in 2000 and 2001.

     As of December 31, 2003, Federal and state NOLs totaled approximately $27.0 million, principally expiring in 2021.

      A reconciliation of the statutory income tax rate to the effective income tax rate, as applied to income (loss) for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                               2003          2002          2001
-----------------------------------------------------------------------------------------------
Tax at statutory rate                                          35.0%         35.0%         35.0%
State & local taxes, net of Federal benefit                     7.0           0.8           4.3
Change in valuation allowance for deferred tax assets        (100.7)        (27.7)        (39.7)
Non-deductible expenses and other                              (1.6)        (19.2)         (2.6)
-----------------------------------------------------------------------------------------------
Total tax rate                                                (60.3)%       (11.1)%        (3.0)%
===============================================================================================

(19) EARNINGS PER SHARE

      The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

For the years ended December 31:

(Dollars in thousands, except EPS data)               2003        2002         2001
-----------------------------------------------------------------------------------
Net  income (loss)                                 $67,406      17,637      (99,790)
Less: Preferred stock dividends                      1,391          --           --
-----------------------------------------------------------------------------------
Net income available to commons stockholders        66,015      17,637          n/a
===================================================================================

Weighted-average shares - basic                     16,309      15,895       15,884
Incremental shares-options                           2,098       1,076           --
-----------------------------------------------------------------------------------
Weighted-average shares - diluted                   18,407      16,971       15,884
-----------------------------------------------------------------------------------

Basic earnings per share:
-----------------------------------------------------------------------------------
Net  income (loss)                                 $  4.05        1.11        (6.28)
===================================================================================

Diluted earnings per share:
-----------------------------------------------------------------------------------
Net  income (loss)                                 $  3.59        1.04        (6.28)
===================================================================================

      For 2001, approximately 23,000 stock options are excluded from the calculation of diluted EPS because their effect is antidilutive in periods where losses are reported.

(20) GENERAL AND ADMINISTRATIVE EXPENSES

      The following table is a summary of general and administrative expenses:

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                         2003        2002         2001
                                                         ----        ----         ----
                                                             (DOLLARS IN THOUSANDS)
Rent and occupancy                                     $ 5,200       4,450       5,025
Telephone                                                2,861       2,240       2,431
Fees and licenses                                        2,034       2,002       2,715
Depreciation and amortization (1)                        1,634       3,236       8,301
Computer expenses                                        1,615       1,583       1,276
Management and consulting                                1,472       1,052         613
Other administrative expenses (1)                        8,644       8,122      27,972
                                                       -------      ------      ------
   Total general and administrative expenses  (1)      $23,460      22,685      48,333
                                                       =======      ======      ======

(1) The year ended December 31, 2001 included expenses primarily associated with
(1) our disposition and transfer of our servicing portfolio in May 2001 to Ocwen, (2) capital charges previously associated with our interest and servicing advance securitizations prior to the sale of the servicing portfolio, (3) a change in accounting estimates regarding the life expectancy of our computer-related equipment, and (4) a charge for reserves primarily against a pool of non-performing loans, which we ultimately sold in July 2001.

(21) QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table is a summary of financial data by quarter for the years ended December 31, 2003 and 2002:

For the quarters ended:

(Dollars in thousands, except per share data)   March 31,       June 30,       Sept. 30,       Dec. 31,
-------------------------------------------------------------------------------------------------------
2003
  Revenues                                        $21,832         28,833           29,333        30,170
  Expenses                                         14,867         17,097           18,193        17,959
  Net income(a)                                     6,697         11,701           41,595         7,413
  Earnings per share basic(a)                        0.42           0.68            2.55           0.40
  Earnings per share diluted(a)                      0.36           0.58            2.24           0.37

2002
  Revenues(b)                                     $16,058         17,811           18,181        18,896
  Expenses                                         13,693         13,707           13,619        14,059
  Net income(b)(c)                                  2,245          3,972            6,698         4,722
  Earnings per share basic(b)(c)                     0.14           0.25            0.42           0.30
  Earnings per share diluted(b)(c)                   0.14           0.23            0.39           0.28

-----------------------------

(a) In the third quarter of 2003, we recorded an income tax benefit, which was primarily related to the reversal of a valuation that we had established in 2000 against our deferred tax asset.

(b) The quarter ended March 31, 2002 includes a charge of $2.1 million, which represents a fair value adjustment to our excess cashflow certificates.

(c) The quarter ended September 30, 2002 includes a special tax benefit of $2.2 million related to us obtaining a favorable resolution to tax issue for which we had previously reserved and do not expect to recur.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A.  CONTROLS AND PROCEDURES.

      At December 31, 2003 management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls following the date that we performed our evaluation. There were no significant deficiencies or material weaknesses identified during the course of this evaluation and therefore, no corrective actions were taken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      We incorporate by reference information in our proxy statement that complies with the information called for by Item 10 of Form 10-K. The proxy will be filed within 120 days of December 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

      We incorporate by reference information in our proxy statement that complies with the information called for by Item 11 of Form 10-K. The proxy will be filed within 120 days of December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      We incorporate by reference information in our proxy statement that complies with the information called for by Item 12 of Form 10-K. The proxy will be filed within 120 days of December 31, 2003.

ITEMS 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We incorporate by reference information in our proxy statement that complies with the information called for by Item 13 of Form 10-K. The proxy will be filed within 120 days of December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      We incorporate by reference information in our proxy statement that complies with the information called for by Item 14 of Form 10-K. The proxy will be filed within 120 days of December 31, 2003.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) Financial Statements:

                                                                                               PAGE(S)
                                                                                               -------
      The following Consolidated Financial Statements of Delta Financial
          Corporation and Subsidiaries are included in Part II, Item 8 of this report
      Independent Auditors' Report.............................................................  xx
      Consolidated Balance Sheets--December 31, 2003 and 2002..................................  xx
      Consolidated Statements of Operations--Years ended December 31, 2003, 2002 and 2001......  xx
      Consolidated Statement of Changes in Stockholders' Equity--Years ended
          December 31, 2003, 2002 and 2001.....................................................  xx
      Consolidated Statements of Cash Flows--Years ended December 31, 2003, 2002 and 2001......  xx
      Notes to Consolidated Financial Statements...............................................  xx

   (a)(3) Exhibits:

EXH.
 NO.       FILED        DESCRIPTION
 ---       -----        ----------
  3.1       (a)  --     Certificate of Incorporation of Delta Financial Corporation

  3.2       (b)  --     Second Amended Bylaws of Delta Financial Corporation

  3.3       (c)  --     Certificate of Designations, Voting Powers, Preferences and Rights of Series A Preferred Stock of
                        Delta Financial Corporation

 10.1       (c)  --     Employment Agreement dated February 27, 2002 between the Registrant and Hugh Miller

 10.2       (d)  --     Employment Agreement dated September 12, 2002 between the Registrant and Sidney A. Miller.

 10.3       (h)  --     Employment Agreement dated August 13, 2003 between the Registrant and Randall F. Michaels

 10.4       (c)  --     Employment Agreement dated February 27, 2002 between the Registrant and Richard Blass

 10.5       (e)  --     Registration Rights Agreement, dated as of December 21, 2000, between the Registrant and Mellon Investor
                        Services, LLC, as warrant agent

 10.6       (a)  --     Lease Agreement between Delta Funding  Corporation and the Tilles Investment Company,  and the Second,
                        Third and Fourth Amendments to Lease Agreement

 10.7       (f)  --     Fifth, Sixth and Seventh Amendments to Lease Agreement between Delta Funding Corporation and the
                        Tilles Investment Company

 10.8       (g)  --     Eighth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company

 10.9       (c)  --     Ninth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company

 10.10      (a)  --     1996 Stock Option Plan of Delta Financial Corporation

 10.11      (c)  --     2001 Stock Option Plan of Delta Financial Corporation

 21.1       (i)  --     Subsidiaries of Registrant

 23.1       (i)  --     Consent of Independent Auditors

 31.1       (i)  --     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

 31.2       (i)  --     Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

 32.1       (i)  --     Section 1350 Certification of the Chief Executive Officer

 32.2       (i)  --     Section 1350 Certification of the Chief Financial Officer

---------------

(a) Incorporated by reference from our Registration Statement on Form S-1 (No. 333-11289), filed with the Commission on September 3, 1996, and related amendments to the Form S-1.

(b) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109), filed with the Commission on March 31, 1999.

(c) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12109), filed with the Commission on April 1, 2002.

(d) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12109), filed with the Commission on November 13, 2002.

(e) Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on January 10, 2001.

(f) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12109), filed with the Commission on March 31, 1998.

(g) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12109), filed with the Commission on May 12, 1998.

(h) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12109), filed with the Commission on August 14, 2003.

(o)   (i) Filed herewith

      (b)   Reports on Form 8-K.

      On October 31, 2003, we furnished a Form 8-K containing our October 30, 2003 earnings press release.

      On November 4, 2003, we furnished a Form 8-K containing a press release announcing that, on October 30, 2003, we redeemed all of our outstanding 9.5% Senior Notes due 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      DELTA FINANCIAL CORPORATION
                                      (Registrant)

Dated: March 29, 2004                 By: /s/ HUGH MILLER
                                         ---------------------------------------
                                          Hugh Miller
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                       CAPACITY IN WHICH SIGNED                                      DATE
---------                                       ------------------------                                      ----
/s/ SIDNEY A. MILLER                      Chairman of the Board of Directors                           March 29, 2004
------------------------------------
Sidney A. Miller

/s/ HUGH MILLER                           President, Chief Executive Officer and Director              March 29, 2004
------------------------------------      (Principal Executive Officer)
Hugh Miller

/s/ RICHARD BLASS                         Executive Vice President, Chief Financial Officer            March 29, 2004
------------------------------------      and Director (Principal Financial Officer)
Richard Blass

/s/ MARTIN D. PAYSON                      Director                                                     March 29, 2004
------------------------------------
Martin D. Payson

/s/ ARNOLD B. POLLARD                     Director                                                     March 29, 2004
------------------------------------
Arnold B. Pollard

/s/ MARGARET A. WILLIAMS                  Director                                                     March 29, 2004
------------------------------------
Margaret A. Williams

/s/ SPENCER I. BROWNE                     Director                                                     March 29, 2004
-------------------------------------
Spencer I. Browne