Form 10-Q
period 2004-03-31
DELTA FINANCIAL CORP
filed 2004-05-17
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

(Address of registrant’s principal executive offices including ZIP Code)

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

          As of March 31, 2004, 16,935,802, shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

	INDEX TO FORM 10-Q

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	1

	Consolidated Statements of Operations for the three months ended
	March 31, 2004 and March 31, 2003	2

	Consolidated Statements of Changes in Stockholders’ Equity for the
	Three Months Ended March 31, 2004	3

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2004 and March 31, 2003	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Control and Procedures	54

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 2.	Changes in Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Submission of Matters to a Vote of Security Holders	57

Item 5.	Other Information	57

Item 6.	Exhibits and Current Reports on Form 8-K	57

Signatures		58

Certifications		59

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	March 31,	December 31,
	2004	2003

Assets	(Unaudited)	(Audited)
Cash and interest-bearing deposits	$4,607	4,576
Proceeds due from securitization trust	143,711	--
Accounts receivable	2,489	2,569
Mortgage loans held in inventory, net	147,425	190,801
Mortgage loans held for investment, net
of deferred fees and costs	414,516	--
Less: allowance for loan losses	(432)	--

Mortgage loans held for investment, net	414,084	--
Excess cashflow certificates, net	19,489	19,853
Equipment, net	3,150	3,147
Accrued interest receivable	2,608	244
Prepaid and other assets	10,575	4,617
Deferred tax asset	35,435	31,184

Total assets	$783,573	256,991

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	1,227	2,292
Warehouse financing	85,029	144,826
Financing on mortgage loans held for investment	589,146	--
Other borrowings	2,766	2,362
Servicing premium reimbursement	2,353	--
Accounts payable and accrued expenses	12,895	11,558

Total liabilities	693,416	161,038

Stockholders’ Equity:
Preferred stock, Series A, $.01 par value. Authorized 150,000 shares, 139,156 shares issued and outstanding at
March 31, 2004 and December 31, 2003	13,916	13,916
Common stock, $.01 par value. Authorized 49,000,000
shares; 17,052,602 and 17,032,052 shares issued and
16,935,802 and 16,915,252 shares outstanding at March 31,
2004 and December 31, 2003, respectively	171	170
Additional paid-in capital	100,031	99,913
Accumulated deficit	(22,643)	(16,728)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)

Total stockholders’ equity	90,157	95,953

Total liabilities and stockholders’ equity	$783,573	256,991

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Revenues
Net gain on sale of mortgage loans	$7,740	18,897
Interest income	6,839	2,114
Excess cashflow certificate income	557	696
Other income	23	125

Total revenues	15,159	21,832

Expenses
Payroll and related costs	11,559	8,356
Interest expense	1,908	1,079
General and administrative	6,171	5,368
Provision for loan losses and recourse loans	434	64
Loss on derivative instruments	4,724	--

Total expenses	24,796	14,867

Income (loss) before income tax expense (benefit)	(9,637)	6,965
Provision (benefit) for income taxes	(3,722)	268

Net income (loss)	$(5,915)	6,697

Per share data:
Basic- net income per common share	$(0.35)	0.42

Diluted - net income per common share	$(0.35)	0.36

Basic - weighted-average number of shares
outstanding	16,924,366	15,921,173

Diluted - weighted-average number of shares
outstanding	16,924,366	18,489,825

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months ended March 31, 2004
(Unaudited)

			Additional
	Preferred	Capital	Paid-in	Accumulated Treasury
(Dollars in thousands)	Stock	Stock	Capital	Deficit	Stock	Total

Balance at December 31, 2003	$13,916	170	99,913	(16,728)	(1,318)	95,953
Stock options exercised	--	1	118	--	--	119
Net loss	--	--	--	(5,915)	--	(5,915)

Balance at March 31, 2004	$13,916	171	100,031	(22,643)	(1,318)	90,157

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$ (5,915)	6,697
Adjustments to reconcile net income to net cash
used in operating activities:
Provision for loan losses and recourse loans	434	64
Depreciation and amortization	434	435
Deferred tax benefit	(4,251)	--
Deferred origination fees (costs), net	269	(275)
Excess cashflow certificates, net	364	(1,411)
Changes in operating assets and liabilities:
Increase in proceeds due from securitization trust	(143,711)	--
Decrease (increase) in accounts receivable	80	(236)
Decrease (increase) in mortgage loans held in inventory, net	43,707	(35,715)
Increase in mortgage loans held for investment	(415,118)	--
Increase in accrued interest receivable	(2,364)	(3)
Increase in prepaid and other assets	(5,958)	(328)
Increase in servicing premium reimbursement	2,353	--
Increase in accounts payable and accrued expenses	1,337	1,070

Net cash used in operating activities	(528,339)	(29,702)

Cash flows from investing activities:
Purchase of equipment	(437)	(342)

Net cash used in investing activities	(437)	(342)

Cash flows from financing activities:
(Repayment of) proceeds from warehouse financing, net	(59,797)	30,535
Proceeds from financing on mortgage loans held for investment	589,146	--
Proceeds from (repayment of) other borrowings, net	404	(549)
Decrease in bank payable	(1,065)	(223)
Proceeds from exercise of warrants	--	3
Proceeds from exercise of stock options	119	--

Net cash provided by financing activities	528,807	29,766

Net increase (decrease) in cash and interest-bearing deposits	31	(278)
Cash and interest-bearing deposits at beginning of period	4,576	3,405

Cash and interest-bearing deposits at end of period	$4,607	3,127

Supplemental Information:
Cash paid during the period for:
Interest	$1,567	1,301

Income taxes	$68	293

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
Delta Financial Corporation (together with its subsidiaries “Delta,” “we” or the “Company”) is a Delaware corporation, which was organized in August 1996.
     The accompanying unaudited consolidated financial statements include the accounts of Delta and its wholly owned subsidiaries. In consolidation, we have eliminated all significant inter-company accounts and transactions.

     We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. You should read the accompanying unaudited consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2003, which were filed with the Securities and Exchange Commission with our most recent annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that will be expected for the entire year.

In the opinion of management, we have made all adjustments that are considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
(2) Reclassification
Certain amounts from prior year’s presentation have been reclassified to conform to the current year’s presentation.
(3) Summary of Significant Accounting Policies
(a) Proceeds Due From Securitization Trust
     These amounts represent the balance of the cash proceeds remaining in the securitization trust that were received in connection with the trust issuing pass-through certificates and a NIM note in excess of the mortgage loans delivered to the securitization trust at closing for the first quarter 2004 securitization in March 2004. As in past securitizations, this securitization had a pre-funding feature, which enabled us to deliver the majority of mortgage loans at closing with the balance to be delivered in April. In April 2004, we delivered the subsequent eligible pool of mortgage loans and the trustee for the securitization trust released the $143.7 million of cash proceeds to our warehouse lenders to repay the warehouse financing used to finance the subsequent pool of mortgage loans, with the remaining balance to us to replenish our working capital.

(b) Mortgage Loans Held for Investment, Net

     Mortgage loans held for investment, net represent loans securitized through transactions structured to be accounted for as secured financings. Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses, plus net deferred origination fees. The financing related to these securitizations is included in our consolidated balance sheet as secured financing on mortgage loans held for investment.

(c) Allowance for Losses on Mortgage Loans Held for Investment

     In connection with our mortgage loans held for investment, we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. We charge off uncollectible loans at the time of liquidation. In order to estimate an appropriate allowance for losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance data. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio and an estimate is created. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. A provision for losses is charged to our consolidated statement of operations. Losses incurred are written-off against to the allowance.

     While we will continually evaluate the adequacy of this allowance, we recognize that there are qualitative factors that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrower’s ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these estimates are influenced by factors outside of our control, there is inherent uncertainty in these estimates and it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for losses, any increase in the provision for losses will decrease our income for that period. Management considers the current allowance to be adequate.

(d) Provision for Loan Losses and Recourse Loans

     We evaluate the adequacy of our allowance for loan loss on an ongoing basis. Provision for loan losses on both securitized and recourse mortgage loans is recorded to maintain the allowance for loan loss at an appropriate level for currently existing probable losses of principal, interest and servicing-related fees. Provisions are made for loans to the extent that probable losses on these loans are borne by us under the terms of the securitization transactions. Provision amounts are charged as a current period expense to operations. We charge off uncollectible loans at the time of liquidation. Allowance for loan loss estimates are reviewed regularly and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control and due to the characteristics of the portfolio and migration into various credit risks – such as mortgagee payment patterns and economic conditions – there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the future.

(e) Interest Income

     Interest income is accrued as earned. Loans are placed on non-accrual status when the loan becomes ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest payments become current and are anticipated to be fully collectible.

(f) Mortgage Loans Held in Inventory, Net

     We record “mortgage loans held in inventory, net” at the lower of cost or market value in the aggregate. Interest is recognized as revenue when earned according to the terms of the mortgages and when, in the opinion of management, it is collectible. Nonrefundable fees and direct costs associated with the origination of mortgages are deferred and (1) recognized at the time the mortgages loans are sold on a whole loan basis, or (2) amortized on a level yield basis, on loans placed in securitizations structured and accounted for as a secured financing, over the estimated life of the related loans using the interest method calculation. A reserve for impaired loans, if any, is determined based upon the fair market value of the impaired loans, if any.

(g) Securitization Transaction Costs

     In connection with our securitizations, we incur upfront transaction costs related to underwriting fees, rating agency fees, legal and accounting fees, and printing costs. For securitizations structured to be accounted for as secured financings, like our first quarter 2004 securitization, these costs are deferred and held as a component of prepaid and other assets. We amortize these costs on a level yield basis over the life of the securitization pass through certificates.

(h) Servicing Premium Reimbursement

     In connection with our securitizations structured to be accounted for as secured financings, we receive upfront servicing premium reimbursement from our mortgage servicing provider (for the right to service the loans underlying our securitization and earn servicing fees throughout the life of the securitization), which is deferred and amortized on a level yield basis as an offset against future servicing costs over the term of the servicing agreement.

(i) Derivative Instruments

     We regularly issue securitization pass-through certificates, backed by fixed- and variable-rate mortgage loans. We are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when the pass-through certificates are issued. Our strategy is to use interest rate swap contracts in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financing. At times, we also use interest rate caps that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing for us to increase margins in lower than anticipated interest rate environments. Both interest rate swaps and interest rate caps are derivative instruments that trade in liquid markets, and neither is used for speculative purposes.

     In accordance with SFAS No. 133, we record all derivatives on our balance sheet at fair value. For derivative financial instruments not designated as hedging instruments, gains or losses, whether realized or unrealized, are recognized in current period earnings. When used as hedges, however, hedge accounting is permitted only if we document the hedging relationship and its effectiveness at the time we designate the derivative as hedge instrument. If we meet those requirements under SFAS No. 133, we may account for the hedged instrument as a cash flow hedge.
     Cash flow hedge accounting is appropriate for hedges of uncertain cash flows associated with future periods – whether as a consequence of interest to be received or paid on existing variable rate assets or liabilities or in connection with intended purchases or sales.
     Under cash flow hedge accounting treatment, derivative results are divided into an “effective” portion and an “ineffective” portion. The ineffective component of the hedge result is reported in current earnings as a gain or loss on derivative instruments, while the effective portion is initially recorded in Other Comprehensive Income, or OCI, and later recognized through earnings in the same time frame in which the forecasted cash flow affects earnings.
To qualify for cash flow accounting treatment:

•	hedges must be documented, with the objective and strategy stated, along with an explicit description of the methodology used to assess hedge effectiveness and measure hedge effectiveness;

•	dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must be explicitly documented;

•	hedges must be expected to be “highly effective,” both at the inception of the hedge and on an ongoing basis. Effectiveness measures must relate the gains or losses of the derivative to changes in the cash flow associated with the hedged item;

•	forecasted transactions must be probable; and

•	forecasted transactions must be made with different counterparties than the reporting entity.

     If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies as being sufficiently effective, the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings.

(4) Recent Accounting Developments
     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 105. SAB No. 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by SFAS No. 149. SFAS No. 149 requires that the entity that makes mortgage loan commitments for loans that are to be held for sale record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB No. 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB No. 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB No. 105 permits registrants to continue to use previously applied accounting policies to commitments for loans that are to be held for sale entered into on or before March 31, 2004. The commitments to fund mortgage loans that we provide to customers typically contain various conditions to closing and have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although, we typically honor such interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. These non-conforming mortgage loan commitments are made on loans which are generally not held for sale and do not meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. We do not expect that the application of SAB No. 105 will have a material impact on our consolidated financial statements.
     In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) which was subsequently amended in December 2003 by FIN 46R. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46R are applicable to variable interest entities created after December 31, 2003. For interests held in variable interest entities created before January 1, 2004, FIN 46R is applicable beginning on January 1, 2005. The assets, liabilities and non-controlling interests of variable interest entities created before January 1, 2004 would initially be measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts are not practicable, fair value at the date FIN 46R first applies may be used. Some of our subsidiaries are QSPEs formed in prior periods in connection with securitizations accounted for as sales of mortgage loans and are not subject to the requirements of FIN 46R. Our subsidiaries that are considered variable interest entities subject to the requirements of FIN 46R, namely the trusts formed for our March 2004 securitization and trusts we will form for future securitizations treated as financings, are currently consolidated, and will be consolidated on-balance sheet in the future, and are included in our consolidated financial statements. Application of FIN 46R did not have a material impact on our financial condition or results of operations.

(5) Stock-Based Compensation
     We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for our fixed-plan stock options. Under this method, compensation expense is recorded over the vesting period only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. In April 2003, the FASB announced it will, in the future, require all companies to expense the value of employee stock options but has not decided how to measure the fair value of the options. As such, the financial statement impact of stock option expensing is not known as this time. The following table illustrates the pro forma net income (loss) as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

	Three Months Ended

(Dollars in thousands, except share data)	March 31, 2004	March 31, 2003

Net income (loss), as reported	$(5,915)	6,697
Deduct total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of related tax effect	(71)	(68)

Pro forma net income (loss)	$(5,986)	6,629

Earnings (loss) per share:
	Three Months Ended,

	March 31, 2004	March 31, 2003

Basic – as reported	$(0.35)	0.42

Basic – pro forma	$(0.35)	0.42

Diluted – as reported	$(0.35)	0.36

Diluted – pro forma	$(0.35)	0.36

(6) Securitization Financing
     In the first quarter of 2004, we completed our first securitization that we structured to be accounted for as a secured financing; previously we structured our securitizations as sales. We intend to utilize this structure for the foreseeable future. This securitization was structured for accounting purposes as a secured financing under SFAS No. 140 and is also referred to as “portfolio-based” accounting. This securitization does not meet the qualifying special purpose entity criteria under SFAS No. 140, as our prior securitizations did, which required them to be accounted for as a sale of mortgage loans and were recorded as such.
     For our first quarter 2004 securitization, the securitization trust holds mortgage loans as assets, referred to as “securitized loans,” and issues debt represented by securitization pass-through certificates. Both the assets and the liability (debt) are consolidated for financial reporting purposes. Accordingly, the securitized loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under “financing on mortgage loans held for investment.” Because this securitization was structured as a financing and not a sale, no gain-on-sale revenue was recorded at the time the securitization was closed. Rather, we record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the bonds. We also defer on our balance sheet, as a component of mortgage loans held for investment, the net incremental direct fees and costs to originate the loans, which are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation. In addition, we receive up front premium reimbursement from our mortgage service provider, for the right to service our securitization and earn servicing fees throughout the life of the securitization, which is deferred and amortized as an offset against future servicing costs over the term of the servicing agreement.
     Despite carrying the securitized loans and the securitization financing on our financial statements, we are not legally required to make payments to the holders of the asset-backed pass-through securities issued as part of our securitizations. We are similarly not required to do so with respect to our prior securitizations. The holders of the pass-through certificates only recourse is related to the repayment from the underlying mortgages specifically collateralizing the debt. As with past securitizations, we have recourse to the securitization trust for any breach of the standard representations and warranties that we provide in connection with each securitization. Mortgage loans held for investment are not available to satisfy the general creditors of our company.

(7) Mortgage Loans Held in Inventory, Net and Reserve for Impairment
     Our inventory consists of first and second mortgages, which had a weighted average interest rate of 7.85% per annum at March 31, 2004 and 8.23% per annum at December 31, 2003. Approximately $85.0 million of these mortgages are pledged as collateral for our warehouse financings at March 31, 2004. These loans may be placed in future securitization transactions or may be sold in whole loan sale transactions.
The following table presents a summary of mortgage loans held in inventory, net:
(Dollars in thousands)	March 31, 2004	December 31, 2003

Mortgage loans held in inventory	$147,639	191,402
Net deferred origination (fees) costs	(168)	(501)
Reserve for impairment	(46)	(100)

Mortgage loans held in inventory, net	$147,425	190,801

The following table presentsthe activityfor reserve for impairment on mortgage loans held in inventory for the three months ended March 31, 2004 and 2003:

(Dollars in thousands)	March 31, 2004	March 31, 2003

Beginning balance	$100	435
Additions	2	--
Charge-offs	(56)	--

Ending balance	$46	435

(8) Mortgage Loans Held for Investment, Net and Allowance for Loan Losses
     During the quarter ended March 31, 2004, we closed a securitized transaction, which was structured and accounted for as a secured financing and which was collateralized by $550.0 million of mortgage loans. The transaction had a pre-funding feature, under which we delivered a total of $415.1 million of mortgage loans during the first quarter of 2004 and delivered the remaining $134.9 million of mortgage loans in April 2004. Because the securitization transaction was structured as a secured financing, we recorded mortgage loans held for investment.

     The following table presents a summary of mortgage loans held for investment, net at March 31, 2004. We did not have mortgage loans held for investment prior to 2004.

(Dollars in thousands)	March 31, 2004

Mortgage loans held for investment	$415,118
Net deferred origination (fees) costs	(602)
Allowance for loan losses	(432)

Mortgage loans held for investment, net	$414,084

     The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended March 31, 2004. We did not have mortgage loans held for investment or a related allowance prior to 2004.

(Dollars in thousands)	March 31, 2004

Beginning balance	$--

Additions	432
Charge-offs	--

Ending balance	$432

Interest Income
The following table is a summary of interest income:
Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003

Interest on mortgage loans held in inventory	$3,644	1,801
Interest on mortgage loans held for investment	2,374	--
Securitization bond interest	549	157
Miscellaneous interest income	272	156

Total interest income	$6,839	2,114

(9) Excess Cashflow Certificates, Net
     The following table presents the activity related to our excess cashflow certificates, net for the three months ended March 31, 2004 and twelve months ended December 31, 2003:
(Dollars in thousands)		March 31, 2004	December 31, 2003

Balance, beginning of year		$19,853	24,565
New excess cashflow certificates			6,941
Net accretion/(amortization) of excess
cashflow certificates		(364)	(1,653)
Sales			(10,000)

Balance, at period end		$19,489	19,853

	12

     Because we structured our first quarter 2004 securitization to be accounted for as a secured financing, we did not record an excess cashflow certificate.

     The following table presents the activity related to our excess cashflow certificates for the three months ended March 31, 2004 and three months ended March 31, 2003:

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003

Cash receipts from excess cashflow certificates	$921	1,896
Changes in fair value (accretion/amortization)	(364)	(1,200)

Total excess cashflow certificate income	$557	696

(10) Warehouse Financing

     Our warehouse lines of credit are collateralized by specific mortgage loans, the balances of which are equal to or greater than the outstanding balances under the line at any point in time. Available borrowings under these lines are based on the amount of the collateral pledged.

     The following table summarizes information regarding warehouse financing at the dates indicated:

(Dollars in millions)
			Balance
	Facility				Expiration
Facility Description	Amount	Rate	3/31/04	12/31/03	Date

Warehouse line of credit	$350.0	Margin over LIBOR	$82.4	94.8	October 2004
Warehouse line of credit	350.0	Margin over LIBOR	2.6	50.0	March 2005

Total	$700.0		$85.0	144.8

     In March 2004, we extended to March 2005 our warehouse line of credit that was due to expire in April 2004. The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we are in compliance with such covenants as of March 31, 2004.

(11) Financing on Mortgage Loans Held for Investment

     When we sell loans through securitizations that are structured to be accounted for as secured financings, the asset-backed pass-through certificates and other notes related to the securitization transaction are recorded on our balance sheet as borrowings. We did not have financing on mortgage loans held for investment prior to 2004. At March 31, 2004, financing on mortgage loans held for investment consisted of the following:

(Dollars in thousands)	March 31, 2004

Securitization pass-through certificates	$542,300
NIM notes	36,000

Interest only notes	10,846

Total financing on mortgage loans held for investment	$589,146

The following table summarizes the expected maturities on our secured financings at March 31, 2004
	:
			Payments due by period

			Less than 1	1-3	3-5	More than 5
(Dollars in thousands)		Total	Year	Years	Years	Years

Securitization certificates		$542,300	93,148	252,666	133,312	63,174
NIM notes		36,000	22,057	13,943	--	--
Interest only notes		10,846	7,785	3,061	--	--

     Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates. The funds used to repay these securitization pass-through certificates and other notes are solely from the underlying mortgage loans held for investment for each particular securitization trust. We have no recourse to repay these pass-through certificates and other notes.

Interest Expense

The following table presents the components of interest expense for the dates indicated:

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003

Interest on credit facilities	$1,480	748
Interest on financing on mortgage loans
held for investment	357	--
Interest on other borrowings	71	74
Interest on senior notes (1)	--	257

Total interest expense	$1,908	1,079

(1)	On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004.
(12) Loss on Derivative Instruments
     We regularly issue securitization pass-through certificates, backed by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when pass-through certificates are issued. Our strategy is to use interest rate swap contracts in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financing. At times, we also use interest rate caps that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing for us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and interest rate caps are derivative instruments that trade in liquid markets, and neither is used for speculative purposes.

     The relevant accounting guidance is the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which calls for all derivatives to be recorded on the balance sheet at fair value. When used as hedges, hedge accounting may be permitted, but only if a hedging relationship is properly documented and qualifying criteria are satisfied. For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

     During the quarter ended March 31, 2004, we did not designate our derivate instruments as hedging instruments. We recorded loss on derivative instruments totaling $4.7 million. The loss comprised of (1) $4.5 million relating to the realized loss on interest rate swaps used to hedge approximately $415 million of mortgage loans held in inventory that were financed through the first quarter 2004 securitization; and (2) $0.2 million for the fair value changes on our interest rate caps. We did not hedge in the quarter ended March 31, 2003. We also recorded the fair value of $5.6 million representing interest rates caps we used in connection with our first quarter 2004 securitization as a component of prepaid and other assets. We did not record any interest rate caps as prepaid and other asset for the quarter ended March 31, 2003.

     The following table summarizes the notional amount, expected maturities and weighted average strike rates for interest rate caps that we held as of March 31, 2004. We did not hold interest rate caps at December 31, 2003.

			March 31, 2004

					5 Years &
(Dollars in thousands)	1 Year	2 Years	3 Years	4 Years	Thereafter

Caps Bought-
Notional:	$201,280	555,334	85,210	61,840	188,636

Weighted Average
Strike Price:	$3.24	4.04	6.92	7.14	7.42

Caps Sold-
Notional:	$201,280	555,334	85,210	61,840	188,636

Weighted Average
Strike Price:	$7.50	7.78	9.31	9.27	9.28

(13) Earnings Per Share

     The following is a reconciliation of the denominators used in the computations of basic and diluted Earnings Per Share (“EPS”). The numerator for calculating both basic and diluted EPS is net income (loss).

	Three Months Ended

(Dollars in thousands, except EPS data)	March 31, 2004	March 31, 2003

Net income (loss)	$(5,915)	6,697

Basic - Weighted-average shares	16,924,366	15,921,173
Incremental shares - options (1)(2)	--	2,568,652

Diluted - Weighted-average shares	16,924,366	18,489,825

Basic- earnings per share	$(0.35)	0.42
Diluted – earnings per share	$(0.35)	0.36

(1) For the quarter ended March 31, 2004, approximately 1.1 million in-the-money employee stock options are excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

(2) For the quarter ended March 31, 2003, in-the-money employee stock options of approximately 1.0 million and in-the-money warrants of approximately 1.5 million are included in the calculation of diluted earnings per share. (See Note 14, “Warrants”).

(14) Warrants
     In December 2000, as part of our December 2000 exchange offer, we issued warrants to purchase 1,569,193 shares of our common stock, at an initial exercise price of $9.10 per share, subject to adjustment. In December 2002, the exercise price for the warrants was adjusted to $0.01 per share in accordance with the terms of the warrant agreement under which the warrants were granted. During the twelve months ended December 31, 2003, 862,403 warrants were exercised for 862,403 shares of common stock and 706,790 warrants remained unexercised. Following our redemption, on October 30, 2003, of the senior notes issued on December 21, 2000, all unexercised warrants expired pursuant to the terms of the warrant agreement.

(15) Preferred Stock – Series A
     In August 2001, as part of our August 2001 exchange offer, the holders of approximately $139.2 million (of the initial $150.0 million) principal amount of our 9.5% senior notes due 2004 exchanged their notes for, among other interests, 139,156 shares of our newly issued Series A preferred stock, having an aggregate preference amount of $13.9 million.

     Holders of the Series A preferred stock are entitled to receive cumulative preferential dividends at the rate of 10% per annum of the preference amount, payable in cash semi-annually on the first business day of January and July, commencing in July 2003. We paid $1.4 million of dividends to the Series A holders in 2003. In April 2004, we announced our intention to redeem all of our outstanding Series A 10% preferred stock at par (the preference amount) during the second quarter of 2004.

We are required to comply with restrictive covenants in connection with our Series A preferred stock. We believe we are in compliance with these covenants as of March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 20003. As such, a reading of the Annual Report on Form 10-K is necessary to have an informed understanding of the following discussions. In addition, please read this in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, and please see “Information Regarding Forward-Looking Statements.”

General

     We are a specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans. Our loans are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 22-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make mortgage loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements.

Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which is a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse lines of credit or self-fund it. Second, from time to time we securitize loans and sell our loans on a whole loan basis, and use the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. Prior to 2004,we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. We began structuring our securitizations to be accounted for as secured financings in 2004, which requires us to record revenues from these transactions over time. When we sell whole loans, we record the premiums received upon sale as revenue (See “– Securitizations and Whole Loan Sales”).

     Our corporate offices are located at 1000 Woodbury Road, Woodbury, NY 11797 and we can be contacted at (516) 364-8500 or through our internet web site at http://www.deltafinancial.com. (Information contained on our website does not constitute part of this report.) Our Exchange Act filings can be accessed on the Investor Relations page of our web site, through a link to EDGAR.

Subsequent Events

     We previously reported in our first quarter 2004 earnings press release that we expensed interest rate caps that we purchased in connection with our securitization in mid-March 2004 for $5.74 million as a component of loss on derivative instruments. Statement of Financial Accounting Standards, or SFAS, No. 133, however, requires us to record the fair value of these interest rate caps on our balance sheet. As a result, we have now recorded the fair value of these instruments as a component of prepaid and other assets and recorded only the change in the fair value through current earnings as an unrealized loss on derivative instruments, equal to approximately $180,000. We recorded the fair value of the interest rate caps, equal to $5.56 million, as a component of prepaid and other assets at March 31, 2004. This revision to our first quarter 2004 financials reduced our loss in the first quarter of 2004 to $0.35 per diluted share from $0.55 per diluted share.

     During the second quarter of 2004, we designated the $5.56 million of interest rate caps carried as a component of prepaid and other assets as hedging instruments under provisions of SFAS No. 133. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings and, as such, we apply cash flow hedge accounting. The fair value of the interest rate caps is amortized over the life of the caps based on the maturity date of each individual cap. Furthermore, because caps are considered effective hedges, they are marked to market each reporting period, with the cumulative change in fair value being recognized in accumulated other comprehensive earnings.

     Origination of Mortgage Loans. We originate mortgage loans through two distribution channels, wholesale and retail. We receive loan applications both directly from independent third-party mortgage brokers who submit applications on a borrower’s behalf and from borrowers. We process and underwrite the submission and, if the loan comports with our underwriting criteria, approve the loan and lend the money to the borrower. While we generally collect points and fees from the borrower when a loan closes, our cost to originate a loan typically is far greater than any fees we may collect from the borrower.

      Independent Mortgage Broker (Wholesale) Channel. Through our wholesale distribution channel, which is primarily conducted out of our Woodbury, New York headquarters, we originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans in 26 states, through a network of approximately 1,700 independent brokers. The broker’s role is to source the business, identify the applicant, assist in completing the loan application, and process the loans, including, among other things, gathering the necessary information and documents, and serving as the liaison between the borrower and us through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions that we impose as the lender, lend the money to the borrower. Due to the fact that brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers – for which they charge a broker fee – originating loans through our broker network is designed to allow us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations.

     Retail Loan Channel. Through our retail distribution channel, we develop retail loan leads (“retail loans”) primarily through our telemarketing system, and also through Internet leads, direct mail, radio advertising and our network of eleven origination centers located in nine states. We continually monitor the performance of our retail operations and evaluate current and potential retail office locations on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed. In July 2003, we opened an origination center in Kansas City, Kansas and in March 2004, we closed an under-performing origination center in

Columbus, Ohio, and effectively absorbed its operations into other larger, better performing origination centers located in Ohio.

     Typically, contact with the customer is initially handled through our telemarketing center. On the basis of an initial screening conducted at the time of the call, our telemarketer makes a preliminary determination of whether the customer is interested in taking a loan out with us. If so, the telemarketer will forward the customer to one of our origination centers. The mortgage analyst at the origination center may complete the application over the telephone, or schedule an appointment in the retail loan office most conveniently located to the customer or in the customer’s home, depending on the customer’s needs. The mortgage analyst assists the applicant in completing the loan application, ensures that an appraisal has been ordered from an independent third party appraisal company, orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. Our mortgage analysts are trained to structure loans that meet the applicant’s needs while satisfying our lending guidelines. The loan package is underwritten for loan approval through our Cincinnati, Ohio underwriting hub, our Woodbury, New York offices, or in our Phoenix, Arizona origination center for our west coast operations. If the loan package is approved, we will fund the loan.

     For the three months ended March 31, 2004, we originated $504 million of loans, an increase of 56% over the $323 million of loans originated in the comparable period in 2003. Of these amounts, approximately $307 million were brokered loans, representing approximately 61% of total loan production, and $197 million were retail loans, representing approximately 39% of total loan production, compared to $175 million or 54% of total loan productions and $148 million or 46% of total loan production, respectively, during the three months ended March 31, 2003.

     Pooling of Loans Prior to Securitization or Whole Loan Sales. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time –generally, not more than three months – long enough so we can pool enough loans to securitize or sell them as whole-loans. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditor for providing us with financing.

     Securitizations and Whole Loan Sales. We typically securitize the substantial majority of the mortgage loans we originate. To a lesser extent, we also sell our mortgage loans through whole loan sales. Securitization involves the public offering by a securitization trust of pass-through securities backed by a pool of mortgage loans, known as asset-backed pass through securities, and related interests, including securitization servicing rights on newly-originated pools of mortgage loans. Whole loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis.

     Our first quarter 2004 securitization of mortgage loans was structured to be accounted for as a secured financing. With this securitization structure, the securitization trust holds mortgage loans as assets (referred to as “securitized loans”) and issues debt represented by securitization pass-through certificates. Both the assets and the liability (debt) are consolidated for financial reporting purposes. Accordingly, the securitized loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under “financing on mortgage loans held for investment.” This structure recognizes the related revenue as interest income on mortgage loans held for investment and the related expense as interest expense on the bond financing, which is received over the life of the loans. Conversely, the structures we used prior to 2004 required us to record virtually all of the income as an upfront gain on sale of mortgage loans under SFAS No. 140. We plan to continue to structure our securitizations to be accounted for as secured financings, which eliminates gain-on-sale accounting treatment. Consequently, income that would have otherwise been recognized upfront in 2004 as net gain on sale of mortgage loans had we used our prior securitization structure will now be recognized as interest income over the life of the loans. We believe structuring, and therefore accounting for, securitizations as financings will help provide a relatively more consistent source of income from these transactions in future years.

     Through 2003, we derived the substantial majority of our revenue and cash flow from selling mortgage loans through securitizations, structured and accounted for as sales, which required gain-on-sale treatment under SFAS No. 140, and whole loan sales. We selected the outlet depending on market conditions, relative profitability and cash flows. We generally realized higher gains on sale when we securitized loans than when we sold whole loans.

     We apply the net proceeds from securitizations and whole loan sales to pay down our warehouse lines of credit – in order to make available capacity under these facilities for future funding of mortgage loans – and utilize any additional funds for working capital.

     The following table sets forth certain information regarding loans sold through our securitizations and on a whole loan basis during the quarter ended March 31, 2004 (dollars in thousands):

	Amount	Percentage

Loan securitizations - gain-on-sale (1)	$113,927	21%
Loan securitizations – secured financings	415,118	76%
Whole loan sales	17,651	3%

Total securitizations and loans sold	$546,696	100%

  This represents the mortgage loans we delivered in the first quarter of 2004 under a pre-funding feature in connection with our fourth quarter 2003 securitization accounted for as a sale. We recorded gain-on–sale revenue when we delivered these loans to the securitization trust in January 2004.

     Securitization. Securitizations, whether structured and accounted for as a sale or secured financing, effectively provides us with a source of long-term financing.

     In a securitization, we pool together loans, typically each quarter, and sell these loans to a newly formed securitization trust, which is a qualified special purpose entity, or QSPE. These trusts are established for the limited purpose of buying our mortgage loans. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

The securitization trust raises cash to purchase the mortgage loans from us by selling securities to the public. These securities, known as “asset-backed pass-through securities,” are secured, or backed, by the pool of mortgage loans purchased by the securitization trust from us. These asset-backed securities, or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust.

     In our securitizations, the securitization trust issues senior certificates, which entitle their holders to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. Depending upon the structure, the securitization trust may also issue interest-only certificates, which entitle the holders to receive payments of interest at a predetermined rate over a fixed period of time. The securitization trust also issues a subordinate certificate or BIO certificate (referred to as an excess cashflow certificate), and a P certificate. Each month, the P certificate holder is entitled to receive prepayment penalties received from borrowers who payoff their loans early.

     For any monthly distribution, the holder of an excess cashflow certificate receives payments only after all required payments have been made on all the other securities issued by the securitization trust. In addition, before the holder of the excess cash flow certificate receives payments, cash flow from the excess cashflow certificates are applied in a “waterfall” manner as follows:

•   first, to cover any losses on the mortgage loans in the related mortgage loan pool, because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust;

•   second, to reimburse the bond insurer, if any, of the related series of pass-through certificates for amounts paid by or otherwise owing to that insurer;

•   third, to build or maintain the overcollateralization provision described below for that securitization trust at the required level by being applied as an accelerated payment of principal to the holders of the pass-through certificates of the related series;

•   fourth, to reimburse holders of the subordinated certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates; and

•   fifth, to pay “the net rate cap carry over” which relates to the interest on the related pass-through certificates that exceeded the maximum net interest amount available from the mortgage loans underlying the securtization trust.

     Each of our securitizations contains an overcollateralization provision, or O/C, which is a credit enhancement that is designed to protect the securities sold to the securitization pass-through investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, overcollateralization occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Historically, we built up the O/C typically over the first 18 to 24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. Beginning in our 2002 securitizations, and in each of our subsequent securitizations, we created the O/C by initially selling pass-through securities totaling approximately 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we created the full amount of the O/C required by the trust at the time we completed the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, we sell approximately $98.5 million in senior pass-through certificates. Prior to our 2002 securitization transactions, we typically issued pass-through certificates for a par purchase price, or a slight discount to par -- with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contained collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of these certificates, depending upon the structure we used for the securitization.

     The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors, including:

•   characteristics of the mortgage loans sold to the trust, such as credit scores and loan-to-value ratios;

•   the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through certificate holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fees, if any; and

•   the structure of the underlying securitization (e.g., issuing BBB- certificates creates greater credit enhancement in the securitization transaction, which generally results in a lower O/C).

     Our securitizations have typically required an O/C of between 1.05% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. In our securitizations prior to 2002, after the O/C requirement was reached, the cash flows from the excess cashflow certificates are then distributed to us if we are the holder of the excess cashflow certificates in accordance with the “waterfall” described above. Over time, if the cash collected during the periods exceeds the amount necessary to maintain the required O/C, all other required distributions have been made, and there is no shortfall in the related required O/C, the excess is paid to us as holder of the excess cashflow certificate.

     Each securitization trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which helps ensure the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both. This form of securitization is referred to as a “hybrid.” In “senior-subordinated” structures, the senior certificate holders are protected from losses by subordinated certificates, which absorb these losses first. In addition to this credit enhancement, the excess cash flows that would otherwise be paid to the holder of the excess cashflow certificate are used when and if it subsequently becomes necessary to obtain or maintain required overcollateralization limits. Overcollateralization is used to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

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

     The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate and P certificate to be used to pay all principal and interest on the NIM note(s) until paid in full. This typically occurs approximately 20-25 months from the date the NIM note(s) were issued. The NIM owner trust certificate entitles us to all cash flows generated by the excess cashflow certificate and P certificate after the holder of the NIM note(s) has been paid in full (for all certificates we still own and did not sell). As such, for securitizations structured as sales, we classify the NIM owner trust certificate on our balance sheet as an excess cashflow certificate and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates.

     As part of a NIM transaction, we are required by the rating agencies, and the NIM structure itself, to “fully fund” the O/C at closing – as opposed to having it build up over time as we had in past securitizations – which is why we sold senior pass-through certificates totaling approximately 1.05% to 2.00% less than the principal amount of mortgage loans we sold to the securitization trust. We use a portion of the net proceeds we receive from selling NIM note(s) to make up for the difference between (1) the principal amount of the mortgage loans sold, and (2) the proceeds from selling the senior pass-through certificates.

     NIM transactions have enabled us to generate positive upfront cash flow when we securitized our mortgage loans – i.e., the cash proceeds that we receive when the securitization and related NIM transaction close, net of funding the upfront overcollateralization, securitization and NIM costs, exceed our cost to originate the loans included in the transaction. These transactions have yielded cash proceeds in amounts comparable to, and in most cases higher than, whole loan sales.

     In the securitizations and related NIM transactions we completed in 2002 and 2003, the underlying securitization was structured as a sale under SFAS No. 140. In these transactions, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate. We recorded this certificate at its estimated fair value, ranging from 0.0% to 1.0% of the securitized collateral. Conversely, beginning with our first quarter 2004 securitization, which was structured to be accounted for as a secured financing, no gain-on-sale was recorded; rather the amount of the NIM notes was recorded as a liability on our balance sheet. In short, structuring the underlying securitization as either a sale or a secured financing does not change the overall economics of the transaction. Instead, it changes the timing of income recognition and how it is recorded on our financial statements in accordance with SFAS No. 140.The use of portfolio-based accounting structures will result in differences in our future expected results of operations as compared to historic results.

      Securitization Financing. In the first quarter of 2004, we completed our first securitization, which was structured to be accounted for as a secured financing. We intend to utilize this structure in the foreseeable future. This securitization was structured for accounting purposes as a secured financing under SFAS No. 140. This securitization does not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because, after the loans are securitized, we have the unconditional right to repurchase from the trust up to one percent of the aggregate outstanding principal balance of the mortgage loans at any time subsequent to the securitization closing date. Prior securitization transactions met the criteria under SFAS No. 140 and were accounted for and recognized and recorded as a sale.

     Accordingly, the securitization trust holds mortgage loans as assets (referred to as “securitized loans”) and issues debt represented by securitization pass-through certificates. Both the assets and liability (debt) are consolidated for financial reporting purposes. The securitized loans are recorded on our balance sheet as an asset under the line item “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under the line item “financing on mortgage loans held for investment.” On securitizations where we utilize a pre-funding feature, during the pre-funding period, we will record an asset – proceeds due from securitization trust – which represents the balance of the cash proceeds remaining in the securitization trust that were received in connection with the trust issuing pass-through certificates and a NIM note in excess of the mortgage loans delivered to the securitization trust at closing. Upon delivering the subsequent eligible pool of mortgage loans, the trustee for the securitization trust will release the securitization trust proceeds, which will be used to repay any warehouse financing used to finance the subsequent pool of mortgage loans and to replenish our working capital. Because this structure is a financing, no gain-on-sale revenue is recorded at the time the securitization is closed. Rather, we record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the bonds. We also defer on our balance sheet, as a component of mortgage loans held for investment, net the incremental direct fees and costs to originate the loans, which are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation. In addition, we receive upfront premium reimbursement from our mortgage servicing provider (for the right to service our securitization and earn servicing fees throughout the life of the securitization), which is deferred and amortized as an offset against future servicing costs over the term of the servicing agreement.

     Because we began structuring our securitizations in March 2004 as a secured financing, and recording our income over time instead of upfront, we expect there to be significant differences in our results of operations in this and future quarters, compared to historical results. As such, we do not expect historical results will provide a meaningful comparison to 2004 results. We believe that secured financing accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

     Despite carrying the securitized loans and the securitization financing on our financial statements, we are not legally required to make payments to the holders of the asset-backed pass-through securities issued as part of our securitizations. We are similarly not required to do so with respect to our prior securitizations. Rather, the holders of the pass-through certificates only recourse is related to the repayment from the underlying mortgages specifically collateralizing the debt. As with past securitizations, we have recourse to the securitization trust for any breach of the standard representations and warranties that we provide in connection with each securitization. The mortgage loans held for investment are not available to satisfy the general creditors of our company.

     Securitizations Structured as a Sale. Through the end of 2003, our securitizations were structured to be accounted for as a sale under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. For example, in each of the four securitizations that we issued in 2003, we derived, and recorded as gain-on-sale revenue, the following economic interests:

•   we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust, to which we sold the excess cashflow certificates;

•   we received a cash purchase price from the sale of interest-only certificates, which entitles the holders to receive payments of interest at a pre-determined rate over a fixed period of time;

•   we received a cash premium from selling the right to service the loans that we securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust, and earn a contractual servicing fee, and ancillary servicing fees, including prepayment penalties relating to the servicing rights we previously sold;

•   we retained a NIM owner trust certificate, which entitles us to receive cash flow generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by excess cashflow certificates are received over time, under GAAP, we were required to report as income at the time of the securitization the present value of all projected cash flow we expected to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on:

(1)	our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans;
(2)	the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loans prior to their stated maturities;
(3)	the LIBOR forward curve, using current LIBOR as the floor rate; and
(4)	a discount rate.

     At the time we completed the 2003 securitizations, we recognized as revenue each of the economic interests described above, which were recorded as net gain-on-sale of mortgage loans in our consolidated statement of operations.

      For the quarter ended March 31, 2004, we delivered $113.9 million of mortgage loans (representing loans delivered under a pre-funding feature in our fourth quarter 2003 securitization) and sold $17.7 million of mortgage loans on a servicing released basis.

     Our net investment in the pool of loans sold at the date of the securitization represents the amount originally paid to originate the loans, adjusted for the following:

•   any direct loan origination costs incurred (an increase in the investment) and loan origination fees received (a decrease in the investment) in connection with the loans, which are treated as a component of the initial investment in loans;

•   the principal payments received, and the amortization of the net loan fees or costs, during the period we held the loans prior to their securitization; and ·

•   any gains (a decrease in the investment) or losses (an increase in the investment) we incurred on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitization (See “–Hedge Accounting”).

      We allocated our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained (the NIM owner trust certificate in 2002 and 2003) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as “trading” securities. Since there is no active market for the excess cashflow certificates, we determine their estimated fair value by discounting the future expected cash flows.

      Whole Loan Sales. We also sell small pools of loans, on a servicing released basis, at a premium above the unpaid principal balance on the pool of mortgage loans. The premiums we receive from the loan sales are recorded as revenue under net gain on sale of mortgage loans at the time of sale. The average premium, net of reserves, we received for the loans sold in the first quarter of 2004 was 5.0% which compared to 4.6% for the comparable quarter one year ago.

      Other Income. In addition to the income and cash flows we earn from securitizations (accounted for as sales and secured financings) and whole loan sales, we also earn income and generate cash flows from:

•   the interest income earned on mortgage loans while we hold the mortgage loans in inventory less the interest expense we pay to our warehouse lenders to fund our loans;

•   retained excess cashflow certificates;

•   distributions from Delta Funding Residual Exchange Company LLC (the “LLC”), an unaffiliated limited liability company. We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC’s President, which has led us to commence a lawsuit to recover all of the amounts due to us. (See Part II, Item 1, “Legal Proceedings”); and

•   miscellaneous interest income, including prepayment penalties received on some of the loans we sold in connection with our securitizations prior to 2002.

Summary of Critical Accounting Policies

      Excess cashflow certificates. Our excess cashflow certificates primarily consist of the right to receive the future excess cash flows from pools of securitized mortgage loans in securitizations structured as off-balance sheet sales, as we did prior to our first quarter 2004 securitization. These future excess cash flows generally consist of:

•   the positive difference between the interest paid on the underlying mortgage loans and the interest paid on the pass-through certificates sold to investors in the securitization which, when we sell net interest margin (“NIM”) notes -- in a transaction occurring simultaneously with the underlying securitization -- is only received after the NIM notes are paid in full;

•   in most of our securitizations, prepayment penalties received from borrowers who pay off their loans generally within the first few years of the notes terms (which, when we sell NIM notes, is only received after the NIM notes are paid in full); and

•   additional mortgage loans pledged as collateral in excess of the principal amount of certificates issued and outstanding; the “overcollateralization”, or “O/C”, is designed to provide additional assurance that the securities sold in the securitization will be paid according to their terms (and which we describe in greater detail under “–Securitizations”).

     The excess cash flows we receive are highly dependent upon the interest rate environment, because “basis risk” exists between the securitization trust’s assets and liabilities. For example, in each of the securitizations that we issued in 2002 and 2003, the interest cost of the pass-through certificates sold to investors is indexed against the one-month LIBOR. As a result, the interest rate received by the pass-through certificate holders from the securitization trust each month may adjust upwards or downwards as the one-month LIBOR changes (liability) – while the majority of the underlying mortgage loans in the securitization trust are fixed-rate loans, and even those that are not have a fixed-rate for at least two to three years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, respectively, which in turn will increase or decrease the value of our excess cashflow certificates. Although we are not currently acquiring new excess cashflow certificates, we retain those that we acquired before we began to structure our securitizations to be accounted for as secured financings in 2004.

     In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are anticipated to be outstanding.

     The accounting estimates we use to value excess cashflow certificates are a “critical accounting estimate” because they can materially affect our net income. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and published forward LIBOR curves to value future expected excess cash flows. We believe that the value of our excess cashflow certificates is fair, but can provide no assurance that future prepayment and loss experience, changes in LIBOR or changes in their required market discount rate will not require write-downs of our excess cashflow certificate assets. We have written-down the value of our excess cashflow certificates in the past. Write-downs would reduce our income in future periods.

      We classify excess cashflow certificates that we receive upon the securitization of a pool of loans as “trading securities.” The amount initially allocated to the excess cashflow certificates at the date of a securitization reflected their fair value. The amount recorded for the excess cashflow certificates is reduced for distributions which we receive as the holder of these excess cashflow certificates, and is adjusted for subsequent changes in the fair value of the excess cashflow certificates we hold.

     At the time each securitization transaction structured and accounted for as a sale closed, we determined the present value of the related excess cashflow certificates (which, in the securitizations we issued in 2002 and 2003, included NIM owner trust certificates, and the underlying BIO certificates and P certificates), using assumptions we made regarding the underlying mortgage loans. The excess cashflow certificate was then recorded on our consolidated financial statements at an estimated fair value. Our estimates primarily include the following:

•   future rate of prepayment of the mortgage loans – the expected amount of prepayments if the underlying borrowers pay off their mortgage loans prior to the expected maturity;

•   credit losses on the mortgage loans – our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans because the excess cashflow certificates are subordinated to all other securities issued by the securitization trust. Consequently, any losses sustained on mortgage loans comprising a particular securitization trust are first absorbed by the excess cashflow certificates;

•   the LIBOR forward curve (using current LIBOR as the floor rate) – our estimate of future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the one-month LIBOR index) and the adjustable rate mortgage loans sold to the securitization trust (which typically provide for a fixed rate of interest for the first 24 or 36 months and a six-month variable rate of interest thereafter using the six-month LIBOR index); and

•   a discount rate used to calculate present value.

     The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from the certificate based upon our best estimates. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and any resulting changes in value of the excess cashflow certificates) are reflected in the line item called “excess cashflow certificate income” in the quarter in which we make the change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

A. Prepayments. We base our prepayment rate assumptions on our ongoing analysis of the performance of the mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types because it has been our experience that different loan product types exhibit different prepayment patterns. Generally, our loans can be grouped into two loan products – fixed-rate loans and adjustable-rate loans. With fixed-rate loans, an underlying borrower’s interest rate remains fixed throughout the life of the loan. Our adjustable-rate loans are a “hybrid” between fixed- and adjustable-rate loans, in that the interest rate generally remains fixed, typically for the first two or three years of the loan, and then adjusts, typically every six months thereafter. Within each product type, factors other than interest rates can affect our prepayment rate assumptions. These factors include:

•   whether or not a loan contains a prepayment penalty, which is the amount a borrower must pay to a lender if the borrower prepays the loan within a certain time after the loan was originated. Loans containing a prepayment penalty typically are not repaid as quickly as those without a penalty; and

•   as is customary in our industry with adjustable-rate mortgage loans, the introductory interest rate we charge to the borrower is lower, between one and two full percentage points, than the rate for which the borrower would have otherwise qualified. Generally, once the interest rate begins to adjust, the interest rate payable on that loan increases, at times fairly substantially. This interest rate increase can be exacerbated if there is an absolute increase in interest rates. As a result of these increases and the potential for future increases, adjustable rate mortgage loans typically are more susceptible to early prepayments.

There are several reasons why a loan may prepay prior to its maturity, including but not limited to:

•   a decrease in interest rates;

•   improvement in the borrower’s credit profile, which may allow the borrower to qualify for a loan with a lower interest rate;

•   competition in the mortgage market, which may result in lower interest rates being offered to the borrower;

•   the borrower’s sale of the home securing the mortgage;

•   the borrower’s need for additional funds; and a default by the borrower, resulting in foreclosure by the lender.

It is unusual for a borrower to prepay a mortgage loan during the first few months because:

•   it typically takes at least several months after the mortgage loans are originated for any of the above events to occur;

•   there are costs involved with refinancing a loan; and

•   the borrower does not want to incur prepayment penalties.

We have found that the rate at which borrowers prepay their loans tends to fluctuate. In general, prepayment speeds are lowest in the first month after origination, as described above. Thereafter, prepayment speeds generally increase until a peak speed is reached. Generally, loans will continue to prepay at that peak speed for some period of time, and then prepayment speeds typically begin to decline. We use prepayment assumptions that reflect these tendencies. The following table shows our current assumptions regarding the percentage of loans that will be prepaid during the first month following the closing of a loan, and the peak speed. These assumptions have not changed since September 2001.

Loan Type	Month One	Peak Speed

Fixed Rate	4.00%	30.00%
Adjustable Rate	4.00%	75.00%
     If mortgage loans prepay faster than anticipated, we will earn less income in connection with the mortgage loans and receive less excess cash flow in the future because the mortgage loans have paid off. Conversely, if mortgage loans prepay at a slower rate than anticipated, we earn more income and more excess cash flow in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates.

B.	Default Rate. At March 31, 2004 and 2003, on each newly issued securitization, we apply a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the “first-loss” piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates.

C.	LIBOR Forward Curve. The LIBOR forward curve is used to project future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily one-month LIBOR) and the adjustable rate mortgage loans sold to the securitization trust (a fixed rate of interest for either the first 24 or 36 months and a variable rate of interest thereafter using six-month LIBOR). Most of our loans are fixed-rate mortgages, and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flow than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

  D. Discount Rate. We use a discount rate that we believe reflects the risks associated with our excess cashflow certificates. Because quoted market prices on comparable excess cashflow certificates are not available, we compare our valuation assumptions and performance experience to our competitors in the non-conforming mortgage industry. Our discount rate takes into account the asset quality and the performance of our securitized mortgage loans compared to that of the industry and other characteristics of our securitized loans. We quantify the risks associated with our excess cashflow certificates by comparing the asset quality and payment and loss performance experience of the underlying securitized mortgage pools to comparable industry performance. The discount rate we use to determine the present value of the cash flow from excess cashflow certificates reflects increased uncertainty surrounding current and future market conditions, including, without limitation, uncertainty concerning inflation, recession, home prices, interest rates and conditions in the equity markets.

        We utilized a discount rate of 15% at March 31, 2004 and 2003 on all excess cashflow certificates.

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

        For example, assumptions regarding prepayment speeds, defaults and LIBOR rates are used in estimating fair values of our excess cashflow certificates. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, or LIBOR is higher than anticipated, we may be required to write down the value of these certificates. While we believe that our assumptions are reasonable estimates using our historical loan performance and the performance of similar mortgage pools from other lenders – in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things. However, these are just estimates and it is virtually impossible to predict the actual level of prepayments and losses, which are also driven by consumer behavior.

        Accounting for Hedging Activities. We regularly issue securitization pass-through certificates, backed by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when the pass-through certificates are issued. Our strategy is to use interest rate swap contracts in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing. At times, we also use interest rate caps that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing for us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and interest rate caps are derivative instruments that trade in liquid markets, and neither is used for speculative purposes.

     In accordance with SFAS No. 133, we record all derivatives on our balance sheet at fair value. For derivative financial instruments not designated as hedging instruments, gains or losses, whether realized or unrealized, are recognized in current period earnings. When used as hedges, however, hedge accounting is permitted, only if we document the hedging relationship and its effectiveness at the time we designate the derivative as hedge instrument. If we meet those requirements under SFAS No. 133, we may account for the hedged instrument as a cash flow hedge.

     Cash flow hedge accounting is appropriate for hedges of uncertain cash flows associated with future periods – whether as a consequence of interest to be received or paid on existing variable rate assets or liabilities or in connection with intended purchases or sales.

     Under cash flow hedge accounting treatment, derivative results are divided into the “effective” portion and the “ineffective” portion. The ineffective component of the hedge result is reported in current earnings as a gain or loss on derivative instruments, while the effective portion is initially recorded in Other Comprehensive Income, or OCI, and later recognized through earnings in the same time frame in which the forecasted cash flow affects earnings.

To qualify for cash flow accounting treatment:

•   hedges must be documented, with the objective and strategy stated, along with an explicit description of the methodology used to assess hedge effectiveness and measure hedge effectiveness;

•   dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must be explicitly documented;

•   hedges must be expected to be “highly effective,” both at the inception of the hedge and on an ongoing basis. Effectiveness measures must relate the gains or losses of the derivative to changes in the cash flow associated with the hedged item;

•   forecasted transactions must be probable; and

•   forecasted transactions must be made with different counterparties than the reporting entity.

     If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies as being sufficiently effective, the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings.

     Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. At March 31, 2004, we did not maintain a valuation allowance against our deferred tax assets due to management’s belief that our operating income will more likely than not be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term.

     Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. If our actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could harm our consolidated financial condition and results of operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the currently available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

     Allowance for Loan Losses on Mortgage Loans Held for Investment. In connection with our first quarter 2004 securitization, which we structured to be accounted for as a secured financing with the underlying mortgage loans held for investment, we established an allowance for loan losses based on an estimate of losses to be incurred in the foreseeable future. We will charge off uncollectible loans at the time they are deemed not probable of collection.

     In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using detailed analysis of historical loan performance data. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio held for investment and an estimate is created. In accordance with SFAS No. 5, we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the amount of the allowance for loan losses. A provision for losses is charged to our consolidated statement of operations. Losses incurred are written-off against the allowance.

     While we will continually evaluate the adequacy of this allowance, we recognize that there are qualitative factors that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrower’s ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for losses, any increase in the provision for losses may negatively impact our results of operations.

Deferred Tax Asset. At March 31, 2004, we carried a deferred tax asset of $35.4 million on our consolidated financial statements. This asset is based upon our assumed 39% effective tax rate.

     Our deferred tax asset of $35.4 million consists primarily of NOLs, net of tax impact, totaling $22.1 million, and the excess of the tax basis over book basis on our excess cashflow certificates and differences in the book and tax treatment on our new financing securitization structure, net of tax, of $11.6 million. Our NOLs expire primarily in 2021.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

General

     Our net loss for the three months ended March 31, 2004 was $5.9 million, or $0.35 per share basic and diluted, compared to net income of $6.7 million, or $0.42 per share basic and $0.36 per share diluted, for the three months ended March 31, 2003. The loss resulted from our first quarter 2004 securitization that was structured to be accounted for as a secured financing, instead of a sale; consequently, we did not record any gain-on-sale revenue in connection with this securitization and will instead record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitization over the life of the securitization. Conversely, our first quarter 2003 securitization was structured as a sale under SFAS No. 140, requiring us to record an upfront gain-on-sale equal to the present value of the estimated cash flows we expected to receive over the life of the securitization.

Revenues

     Total revenues decreased $6.6 million, to $15.2 million for the three months ended March 31, 2004, from $21.8 million for the comparable period in 2003. The decrease in revenue was primarily the result of us changing our securitization structure in the first quarter 2004, and consequently, our accounting for securitizations of our mortgage loans to secured financing accounting, where revenue is recognized as interest income is received over the life of the loans, from gain-on-sale accounting, where revenue is recorded upfront at time of sale in accordance with SFAS No.140.

     We originated $504.0 million of mortgage loans for the three months ended March 31, 2004, representing a 56% increase from $323.4 million of mortgage loans originated for the comparable period in 2003. We securitized and sold $546.7 million of loans during the three months ended March 31, 2004, compared to $273.2 million of loans during the same period in 2003.

     Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans is represented by the following:

(1)	the sum of :
(a)	the cash purchase price we receive in connection with selling one or more of the following securities in connection with our securitization(s) structured to be accounted for as sales for a particular period: (i) a NIM note, net of overcollateralization amount and interest rate cap and/or (ii) an interest-only certificate;

	(b)	the fair value of the non-cash excess cashflow certificates we retain in a securitization structured to be accounted for as a sale for each period;
	(c)	the premium received from selling mortgage servicing rights in connection with each securitization structured to be accounted for as a sale; and
	(d)	the premium received from selling whole loans on a servicing-released basis,

(2)	less the (a) costs associated with securitizations structured to be accounted for as sales, (b) any hedge loss (gain) associated with a particular securitization accounted for as a sale, (c) any loss associated with loans sold at a discount, and (iv) deferred origination costs or fees associated with mortgage loans sold.

	Three Months Ended March 31,

	2004	2003

Net Gain on Sale of Mortgage Loans	(Dollars in thousands)

Loans Sold	$131,578	273,220

NIM Proceeds, Net	$4,712	13,781
Interest Only Certificate Proceeds	1,293	1,172
Excess Cashflow Certificate (owner trust certificates)(1)	--	2,610
Mortgage Servicing Rights	661	1,686
Gain on whole loan sales	900	565
Net loan origination fees	658	732
Less: Securitization transaction costs	(484)	(1,649)

Net gain on sale recorded	$7,740	18,897

(1) We did not record any excess cash flow certificates in the first quarter 2004. (See “– Excess Cashflow Certificates”).
     Net gain on sale of mortgage loans decreased $11.2 million, or 59%, to $7.7 million for the three months ended March 31, 2004, from $18.9 million for the comparable period in 2003. This decrease was directly related to us completing a securitization in the first quarter of 2004 that was structured to be accounted for as a secured financing. This structure recognizes the related revenue as interest income over the life of the loans instead of recording virtually all of the income upfront as a gain on sale as our 2003 and prior structures required under SFAS No. 140 In the first quarter of 2004, we delivered $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization (which was structured to be accounted for as a sale), under a pre-funding feature. In addition, in the first quarter of 2004, we sold $17.7 million of mortgage loans on a servicing-released basis, compared to $261.0 million of mortgage loans securitized and $12.2 million of mortgage loans sold on a servicing-released basis during the same period in 2003.

     The weighted average net gain on sale ratio for the three months ended March 31, 2004 (representing the mortgage loans we delivered under the pre-funding feature of our fourth quarter 2003 securitization and whole loan sales), and for the comparable period in 2003, was 5.9% and 6.9%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Interest Income. Interest income primarily represents the sum of:
(1) the gross interest we earn on mortgage loans held in inventory;
(2) the gross interest we earn on mortgage loans held for investment;

(3)	securitization accrued bond interest (income received from the securitization trust for fixed-rate pass-through certificates at the time securitization settlement);
(4)	cash interest earned on bank accounts;
(5)	miscellaneous interest income including prepayment penalties received on certain of our securitizations prior to 2002; and
(6)	amortized deferred costs and fees recognized on a level yield basis.
The following table is a summary of interest income:
Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003

Interest on mortgage loans held in inventory	$3,644	1,801
Interest on mortgage loans held for investment	2,374	--
Securitization bond interest	549	157
Miscellaneous interest income	272	156

Total interest income	$6,839	2,114

     Interest income increased $4.7 million, or 224%, to $6.8 million for the three months ended March 31, 2004, from $2.1 million for the comparable period in 2003. The increase is primarily due to (1) the recording of interest on our loans held for investment and (2) a higher average loan balance on the loans we originated and held in inventory during the three months ended March 31, 2004 compared to the same period in 2003.

Excess Cashflow Certificate Income. Excess cashflow certificate income primarily represents the sum of:
(1)	the cash we receive from our excess cashflow certificates; and
(2)	the fair market value change to our excess cashflow certificates.

The following table is a summary of excess cashflow certificate income:
Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003

Cash receipts	$921	1,896
Changes in fair value (accretion/amortization)	(364)	(1,200)

Total excess cashflow certificate income	$557	696

Excess cashflow certificate income decreased $0.1 million, to $0.6 million for the quarter ended March 31, 2004, from $0.7 million for the quarter ended March 31, 2003.

Other Income. Other income represents the sum of (1) distributions from the LLC, and (2) any other miscellaneous income.

     Other income decreased approximately $102,000, to $23,000 for the quarter ended March 31, 2004, from $125,000 for the quarter ended March 31, 2003. The decrease was primarily the result of our not receiving any income from the LLC in the quarter ending March 31, 2004. We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC’s President, which has led us to commence a lawsuit to recover all of the amounts due to us. See “Part II, Item 1, “Legal Proceedings”.

Expenses

     Total expenses increased by $9.9 million, or 66%, to $24.8 million for the three months ended March 31, 2004, from $14.9 million for the comparable period in 2003. This increase is primarily due to a loss we recorded on derivative instruments that was incurred in connection with our first quarter 2004 securitization, and higher payroll and related costs required to support the increase in our mortgage loan production.

Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all non-production related employees and non-deferrable production related employees cost.

     Payroll and related costs increased by $3.2 million, or 38%, to $11.6 million for the three months ended March 31, 2004, from $8.4 million for the comparable period in 2003. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of March 31, 2004, we employed 913 full- and part-time employees, compared to 717 full- and part-time employees as of March 31, 2003.

Interest Expense. Interest expense includes the borrowing cost under our warehouse credit facilities to finance loan originations, financing on mortgage loans held for investment, equipment financing and the senior notes.

The following table presents the components of interest expense:

	Three Months Ended

(Dollars in thousands)	March 31, 2004	March 31, 2003

Interest on credit facilities	$1,480	748
Interest on financing on mortgage loans
held for investment	357	--
Interest on other borrowings	71	74
Interest on senior notes (1)	--	257

Total interest expense	$1,908	1,079

  On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004.

        Interest expense increased by $0.8 million, or 73%, to $1.9 million for the three months ended March 31, 2004 from $1.1 million for the comparable period in 2003. The increase was primarily due to an increase in loans originated and financed during the period in our warehouse facilities, compared to the same period in 2003, partially offset by lower warehouse financing costs due to lower borrowing costs. The average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds, decreased on average to 1.1% for the first quarter 2004, compared to an average of 1.3% for the first quarter 2003.

General and Administrative Expenses.

General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses.

     General and administrative expenses increased $0.8 million, or 15%, to $6.2 million for the quarter ended March 31, 2004, from $5.4 million for the quarter ended March 31, 2003. The increase was primarily due to an increase in expenses associated with higher loan production and ongoing expansion of our wholesale and retail divisions. This was partially offset by lower depreciation expenses resulting from fully depreciated assets.

     Provision for Loan Losses and Recourse Loans. Provision for loan losses on both securitized and recourse mortgage loans is recorded to maintain the allowance for loan loss at an appropriate level for currently existing probable losses of principal, interest and servicing-related fees.

     Provision for loan losses increased approximately $300,000, to $400,000 for the quarter ended March 31, 2004, from $100,000 for the quarter ended March 31,2003. The increase is primarily due to us recording a provision for losses on mortgage loans held for investment of approximately $400,000 for the three months ended March 31, 2004. We did not have a loan loss provision for mortgage loans held for investment for the comparable period in 2003, as we did not hold loans for investment at that time.

Loss on Derivative Instruments. Loss on derivative instruments represents the realized loss on the interest rate swaps used to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financing and any fair value changes to our interest rate caps we use to protect the variable rate financing.

     During the quarter ended March 31, 2004, we recorded loss on derivative instruments totaling $4.7 million. The loss comprised of (1) $4.5 million relating to the realized loss on interest rate swaps used to hedge approximately $415 million of mortgage loans held in inventory that were financed through the March 2004 securitization; and (2) $0.2 million for the fair value changes on our interest rate caps.

     Income Taxes. Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

     We recorded an income tax benefit of $3.7 million for the period ended March 31, 2004 due to the pretax loss recorded based on an effective tax rate of approximately 39%.

     We recorded a tax provision of approximately $300,000 for the period ended March 31, 2003. The tax provision primarily related to excess inclusion income generated by our excess cashflow certificates.

Financial Condition

March 31, 2004 Compared to December 31, 2003

     Proceeds Due from Securitization Trust. Proceeds due from securitization trust were $143.7 million. These amounts represent the balance of the cash proceeds remaining in the securitization trust that were received in connection with the trust issuing pass-through certificates and a NIM note in excess of the mortgage loans delivered to the securitization trust at closing for the first quarter 2004 securitization in March 2004. As in past securitizations, this securitization had a pre-funding feature, which enabled us to deliver $415.1 million of mortgage loans at closing with the balance to be delivered in April. In April 2004, we delivered the subsequent pool of mortgage loans and the trustee released the $143.7 million to our warehouse lenders to repay the warehouse financing with the remaining balance to us.

      Mortgage Loans Held in Inventory, Net. Mortgage loans held in inventory, net decreased $43.4 million, or 23%, to $147.4 million at March 31, 2004, from $190.8 million at December 31, 2003. This represents mortgage loans held in inventory awaiting either a whole loan sale or securitization. This decrease was primarily due to the net difference between loan originations and loans securitized or sold during the three months ended March 31, 2004.

A summary of mortgage loans held in inventory, net:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Mortgage loans held in inventory	$147,639	191,402
Net deferred origination (fees) cost	(168)	(501)
Allowance for loan losses	(46)	(100)

Mortgage loans held in inventory, net	$147,425	190,801

     Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net were $414.1 million. This account represents our basis in the mortgage loans that were delivered to the securitization trust in March 2004 under our first quarter 2004 securitization that was structured to be accounted for as a secured financing, net of a loss allowance.

A summary of mortgage loans held for investment, net:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Mortgage loans held for investment	$415,118	--
Net deferred origination (fees) costs	(602)	--
Allowance for loan losses	(432)	--

Mortgage loans held for investment, net	$414,084	--

     Accrued Interest Receivable. Accrued interest receivable increased $2.4 million to $2.6 million at March 31, 2004, from $0.2 million at December 31, 2003. The increase is primarily due to the accrued interest we recognized on our first quarter 2004 securitization that was structured to be accounted for as a secured financing.

     Prepaid and Other Assets. Prepaid and other assets increased $6.0 million, or 130%, to $10.6 million at March 31, 2004, from $4.6 million at December 31, 2003. The increase is primarily due to (1) the $5.6 million fair value of the interest rate caps used in connection with the first quarter 2004 securitization which was structured to be accounted for as a secured financing and, to a lesser extent, (2) $0.4 million of prepaid insurance and maintenance related contracts.

     Deferred Tax Asset. Deferred tax asset increased $4.2 million, or 13%, to $35.4 million at March 31, 2004, from $31.2 million at December 31, 2003. The increase is primarily due to the timing of recognition of taxable income primarily related to our first quarter 2004 securitization. Under GAAP, we record our securitization income over time, as required under portfolio accounting, which resulted in a GAAP loss for the first quarter 2004. For tax purposes, we record a substantial portion of our securitization earnings upfront and, as such, recognized taxable income for the first quarter 2004.

     Warehouse Financing. Warehouse financing decreased $59.8 million, or 41%, to $85.0 million at March 31, 2004, from $144.8 at December 31, 2003. This decrease was primarily attributable to a lower amount of mortgage loans held in inventory to be financed under our warehouse credit facilities.

     Financing on Mortgage Loans Held for Investment. Financing on mortgage loans held for investment was $589.1 million at March 31, 2004. This account represents the pass-through certificates and notes we issued in connection with our first quarter 2004 securitization that was structured to be accounted for as a secured financing.

A summary of financing on mortgage loans held for investment:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Securitization pass-through certificates	$542,300	—
NIM notes	36,000	—
Interest only notes	10,846	—

Total financing on mortgage loans held for investment	$589,146	—

     Servicing Premium Reimbursement. In connection with our first quarter 2004 securitization, we received a $2.4 million servicing premium reimbursement from our servicer for the right to service the securitization. We will amortize and recognize this premium through income over the life of the securitization based on the level yield method as a reduction to servicing expense.

     Accounts Payable and Accrued Expense. Accounts payable and accrued expense increased $1.3 million, or 11%, to $12.9 million at March 31, 2004, from $11.6 million at December 31, 2003. The increase was primarily due to our recording interest expense accruals for our interest-only notes associated with securitization financing, in addition to the timing of various operating accruals and payables.

     Stockholders’ Equity. Stockholders’ equity decreased $5.8 million, or 6%, to $90.2 million at March 31, 2004 from $96.0 million at December 31, 2003. This decrease is primarily due to our recording a net loss for the period related to our change in securitization structures and the consequent accounting change from “gain-on-sale accounting” to “portfolio accounting” in the first quarter 2004.

Contractual Obligations

The following table summarizes our material contractual obligations at March 31, 2004:

		Payments due by period

		Less than 1	1-3	3-5	More than 5
(Dollars in thousands)	Total	Year	Years	Years	Years

Securitization certificates (a)	$542,300	93,148	252,666	133,312	63,174
NIM notes (a)	36,000	22,057	13,943	—	—
Interest-only notes (a)	10,846	7,785	3,061	—	—
Operating leases	19,517	4,672	9,467	5,156	222
Capital leases	2,285	1,132	1,153	—	—

(a) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Liquidity and Capital Resources

     We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We have increased our working capital over the last ten quarters, primarily by generating substantial cash proceeds from our quarterly securitizations, including the sale of interest-only certificates and related NIM transactions, as our loan originations expanded. Prior to that time, however, we operated generally on a negative cash flow basis. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we can continue to originate a sufficient amount of mortgage loans and generate sufficient cash proceeds from our securitizations and sales of whole loans – and ultimately from our mortgage loans held for investment as we intend to grow our securitized mortgage loan portfolio – to offset our current cost structure and cash uses, we believe we can continue to generate positive cash flow in the next several fiscal quarters. However, there can be no assurance that we will be successful in this regard. In addition, we may choose to not issue interest-only certificates and/or NIM notes, which will negatively impact our cash flow in any quarter we do so.

     We believe we must generate sufficient cash from the following in order to generate positive cash flow:

•   the proceeds we receive from selling NIM and/or interest-only certificates in connection with our securitizations;

•   the servicing premiums reimbursement we receive from our servicer for the right to service the securitization mortgage loans

•   the premiums we receive from selling whole loans, servicing released; origination fees on newly closed loans;

•   excess cashflow certificates we retained in connection with our securitizations prior to 2004;

•   interest income we receive on our loans held in inventory prior to securitization and/or whole loans sales; and

•   interest income we receive on our loans held for investment.

There can be no assurance, however, that we will continue generating positive cash flow in 2004 or at all.

Currently, our primary uses of cash requirements include the funding of:

  mortgage loans held in inventory which are not financed;
  interest expense on warehouse lines of credit, financing of mortgage loans held for investment, and other financing;
  scheduled principal pay downs on other financing;
  transaction costs, credit enhancement (O/C) and bond discount incurred in connection with our securitization program;
  general ongoing administrative and operating expenses, including the cost to originate loans;
  tax payments on excess inclusion income generated from our excess cashflow certificates;
  and common stock dividends.

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

Currently, our primary sources of liquidity, subject to market conditions, continue to be:

  warehouse financing and other secured financing facilities, such as capital leasing;
  securitizations of mortgage loans and our corresponding sale of NIM certificates, and/or interest-only certificates, depending upon the securitization structure, and mortgage servicing rights;
  sales of whole loans;
  cash flows from retained excess cashflow certificates;
  cash flows from our mortgage loans held in inventory and for investment;
  origination fees, interest income and other cash revenues; and
  selling or financing our retained excess cashflow certificates.

In addition to our common stock, as of March 31, 2004, we currently have outstanding Series A preferred stock having an aggregate preference of $13.9 million, for which we are required to pay a 10% annual dividend, payable semi-annually. We are required to comply with restrictive covenants in connection with our Series A preferred stock. We believe we are in compliance with these covenants as of March 31, 2004.

In April 2004, we announced that we intend to redeem all of the outstanding Series A preferred stock in June 2004, for an aggregate redemption price of $13.9 million.

We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $1.5 million at March 31, 2004 and $1.8 million at December 31, 2003. Included in accounts payable is an allowance for losses on loans sold with recourse of $1.0 million at March 31, 2004 and $1.1 million at December 31, 2003, respectively.

We may, from time to time, repurchase in the open market some of our outstanding capital stock and/or sell some or all of our remaining excess cashflow certificates.

Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in “–Forward Looking Statements and Risk Factors” below), we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least twelve months.

Financing Facilities

     We need to borrow substantial sums of money each quarter to originate mortgage loans. We have relied upon a limited number of counterparties to provide us with the financing facilities to fund our loan originations. Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. There can be no assurance that we will be able to either renew or replace these warehouse facilities at their maturities at terms satisfactory to us or at all. If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be harmed.

     To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. The material terms and features of our financing facilities in place at March 31, 2004 are as follows:

     Greenwich Capital Warehouse Line of Credit. We have a $350 million facility with Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides us with the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The facility provides the ability to borrow at the lesser of 97% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-180 days delinquent may be financed at lower borrowing percentages. This facility expires in October 2004. As of March 31, 2004, the outstanding balance under the facility was $82.4 million.

     Citigroup Warehouse Line of Credit. We have a $350 million facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 97% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-180 days delinquent may be financed at lower borrowing percentages. This facility expires in March 2005. As of March 31, 2004, the outstanding balance under the facility was $2.6 million.

     Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of March 31, 2004.

Interest Rate Risk

     Our primary market risk exposure is interest rate risk. Our results of operations may be significantly affected by the level of and fluctuation in interest rates. Interest rates affect our ability to earn a spread between interest received on our loans and the cost of our borrowings, including the cost of interest rate caps, if any, that are tied to various interest rate swap maturities, LIBOR, and other interest rate spread products, such as mortgage, auto and credit card backed receivable certificates. Our profitability is likely to be harmed during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could harm our ability to originate loans. A significant decline in interest rates could increase the level of loan prepayments, thereby decreasing the size of the loan servicing portfolio underlying our securitizations. To the extent excess cashflow certificates have been capitalized on our financial statements, higher than anticipated rates of loan prepayments or losses could require us to write down the value of such excess cashflow certificates, adversely impacting our earnings. In an effort to mitigate the effect of interest rate risk, we periodically review our various mortgage products and identify and modify those that have proven historically more susceptible to prepayments. However, there can be no assurance that these modifications to our product line will mitigate effectively any interest rate risk in the future.

     Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can harm us by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, which decreases the value of the excess cashflow certificates we receive in connection with a securitization.

     Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on loans held pending sale and the interest paid by us for funds borrowed under our warehouse facilities. In the past, from time to time, we have undertook to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. See “Hedge Accounting” below. Fluctuating interest rates also may significantly affect the excess cash flows from our excess cashflow certificates, as the interest rate on some of our asset-backed securities change monthly based on one-month LIBOR, but the collateral that backs such securities are comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates – fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months – which creates basis risk. See “–Excess Cashflow Certificates”. With our transition to on-balance sheet portfolio securitizations in 2004, we may undertake to hedge our exposure to interest rate risk as described below in “–Hedge Accounting.”

Hedge Accounting

     We regularly issue securitization pass-through certificates, backed by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as, when the pass-through certificates are issued. Our strategy is to use interest rate swap contracts in an effort to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing. At times, we also use interest rate caps that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing for us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and interest rate caps are derivative instruments that trade in liquid markets, and neither is used for speculative purposes.

The accounting guidance for derivatives and hedging activities is found in SFAS No. 133. We entered into interest rate swap and interest rate caps transactions in the quarter ended March 31, 2004. However, because we did not designate these transactions as hedging instruments, we recorded a loss on derivative instruments of $4.6 million for the quarter ended March 31, 2004 through that quarter’s current earnings. We did not hedge during the quarter ended March 31, 2003.

     In accordance with SFAS No. 133 we record all derivatives on the balance sheet at fair value. For derivative financial instruments not designated as hedging instruments, gains or losses, whether realized or unrealized, are recognized in current period earnings. When used as hedges, however, special treatment is permitted, only if we can identify their hedging relationships, designate and properly document. If we meet those requirements under SFAS No. 133, we may account for the derivative instruments as cash flow hedges and receive hedge accounting treatment with the objective of hedging interest rate risk.

     Cash flow hedge accounting is appropriate for hedges of uncertain cash flows associated with future periods – whether as a consequence of interest to be received or paid on existing variable rate assets or liabilities or in connection with intended purchases or sales.

     Under cash flow hedge accounting treatment, derivative results are divided into the “effective” portion and the “ineffective” portion. The ineffective component of the hedge result is realized in current income, while the effective portion is initially recorded in Other Comprehensive Income, or OCI, and later re-classified through earnings in the same time frame in which the forecasted cash flow affects earnings.

To qualify for cash flow accounting treatment:

  hedges must be documented, with the objective and strategy stated, along with an explicit description of the methodology used to assess hedge effectiveness;
  dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must be explicitly documented;
  hedges must be expected to be “highly effective,” both at the inception of the hedge and on an ongoing basis. Effectiveness measures must relate the gains or losses of the derivative to changes in the cash flow associated with the hedged item;
  forecasted transactions must be probable; and
  forecasted transactions must be made with different counterparties than the reporting entity.

  if and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies as being sufficiently effective the derivative, will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings.

     In the second quarter, we designated the $5.6 million of fair value interest rate caps, held as a component of prepaid and other assets, as cash flow hedges under provisions of SFAS 133. The nature of the risk being hedged is the variability of the cash flows associated with the LIBOR borrowings. The fair value of the interest amortized rate caps are amortized into interest expense over the life of the caps based on the fair value and the maturity date of the individual caplets. Furthermore, since caps are considered effective hedges, any changes in their fair value subsequent to the date of using hedge accounting will be recognized in accumulated other comprehensive earnings.

Inflation

     Inflation most significantly affects our loan originations and values of our excess cashflow certificates, because of the substantial effect inflation can have on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See “—Interest Rate Risk”).

Impact of New Accounting Standards

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin pr SAB, No. 105. SAB No. 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by SFAS No. 149. SFAS No. 149 requires that the entity that makes mortgage loan commitments for loans that are to be held for sale record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB No. 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB No. 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB No. 105 permits registrants to continue to use previously applied accounting policies to commitments for loans that are to be held for sale entered into on or before March 31, 2004. The commitments to fund mortgage loans that we provide to customers typically contain various conditions to closing and have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although, we typically honor such interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. These non-conforming mortgage loan commitments are made on loans which are generally not held for sale and do not meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. We do not expect that the application of SAB No. 105 will have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) which was subsequently amended in

December 2003 by FIN 46R. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46R are applicable to variable interest entities created after December 31, 2003. For interests held in variable interest entities created before January 1, 2004, FIN 46R is applicable beginning on January 1, 2005. The assets, liabilities and non-controlling interests of variable interest entities created before January 1, 2004 would initially be measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts are not practicable, fair value at the date FIN 46R first applies may be used. Some of our subsidiaries are QSPEs formed in prior periods in connection with securitizations accounted for as sales or mortgage loans and are not subject to the requirements of FIN 46R. Our subsidiaries that are considered variable interest entities subject to the requirements of FIN 46R, namely the trusts formed for our March 2004 securitization and trusts we will form for future securitizations treated as financings, are currently consolidated, and will be consolidated on-balance sheet in the future, and are included in our consolidated financial statements. Application of FIN 46R did not have a material impact on our financial condition or results of operations.

Forward-Looking Statements and Risk Factors

     Except for historical information contained in the report, certain matters discussed in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act, or PSLRA, of 1995, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on a variety of important factors. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. Such statements are subject to the “safe harbor” provisions of the PSLRA. We caution readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in the report. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

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

  Our ability or inability to continue our practice of securitizing mortgage loans held in inventory, as well as our ability to utilize optimal securitization structures (including the sale of NIM and/or interest-only certificates, and the sale of servicing rights, at the time of securitization) at terms favorable to us to generate sufficient cash proceeds to offset our current cost structure;
  Our ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly-originated mortgage loans held in inventory and our ability or inability to comply with covenants contained in these lines of credit;
  The impact of changes in our accounting policies, including our change to on-balance sheet treatment of our securitizations;
  Our ability or inability to continue to employ on-balance sheet securitizations to generate cash flows and earnings from net interest spread income;
  Our strategy to generate primarily cash-based earnings rather than non-cash gain on sale revenue;
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
  In light of our ability or inability to find alternative methods of generating retail leads and originating retail loans the FTC’s “do not call” registries, which may limit our ability to utilize telemarketing to generate retail leads and originate retail. Our marketing operations are or may become subject to various federal and state “do not call” list requirements. The FTC has recently amended its rules to provide for a national “do not call” registry. Under these new federal regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from cold calling anyone on that registry. The FTC implemented this registry in 2003. These regulations may restrict our ability to market effectively our products and services to new customers. Furthermore, compliance with these regulations may prove costly and difficult, and we may incur penalties for improperly conducting our marketing activities;

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
  Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers’ reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market;
  Increased competition within our markets;
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
  Unpredictable delays or difficulties in the development of new product programs;
  The unanticipated expenses of assimilating newly-acquired businesses into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures;
  Regulatory actions, which may have an adverse impact on our lending; and
  Changes in regulations issued by the Office of Thrift Supervision may limit our ability to charge prepayment penalties on some of the mortgage loans we originate, which could have an adverse impact on our securitizations, NIM transactions and excess cashflow certificates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We originate mortgage loans and then securitize the mortgage loans or sell them through whole loan sales. As a result, our primary market risk is interest rate risk. In turn, interest rates are highly sensitive to many factors, including:

•   governmental monetary and tax policies;

•   domestic and international economic and political considerations; and

•   other factors that are also beyond our control.

     Changes in the general interest rate levels between the time we originate mortgage loans and the time when we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income revenue by affecting the “excess spread” between the interest rate on the mortgage loans and the interest rate paid on the pass-through certificates issued by the securitization trusts. If interest rates rise between the time we originate the loans and the time we securitize or sell loans, the excess spread generally narrows, resulting in a loss in value of the loans and lower net interest income for us on mortgage loans we securitize and a lower net gain on sale for us on whole loan sales. Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life in the case of securitizations and an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans arises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in our having higher cost of funds. This decreases both the fair value of the mortgage loans, and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the loans prior to their securitization or sale. As a result, we may experience lower spreads on securitized loans and a lower gain on whole loan sales.

     The table below demonstrates the sensitivity, at March 31, 2004, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

Fair Value of Excess		Impact to
Cashflow Certificates		Earnings

	(dollars in thousands)
Fair value as of 03/31/04:	$19,489
10% increase in prepayment speed	17,562	1,927
20% increase in prepayment speed	16,644	2,845
10% increase in credit losses	15,982	3,507
20% increase in credit losses	12,963	6,526
10% increase in discount rates	18,762	727
20% increase in discount rates	18,106	1,383
10% increase in one- and six-month LIBOR	17,086	2,403
20% increase in one- and six-month LIBOR	14,998	4,491

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

     To reduce our financial exposure to changes in interest rates, we may hedge our mortgage loans held in inventory through hedging products that are correlated to the pass-though certificates issued in connection with the securitization of our mortgage loans (e.g., interest rate swaps) (See “–Hedge Accounting”). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments thereby impacting the amount of mortgage loans held for investment and or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “–Interest Rate Risk” and “–Forward Looking Statements and Risk Factors”)

Interest Rate/Market Risk

     Our general investment policy goal is to maintain the net interest margin between assets and liabilities.

     Loan Price Volatility. Under our current mode of operation, we depend heavily on the market for wholesale non-conforming mortgage loans. To conserve capital, we may sell loans we originate. Financial results will depend, in part, on the ability to find purchasers for the loans at prices that cover origination expenses. Exposure to loan price volatility is reduced as we acquire and retain mortgage loans.

     Interest Rate Risk. When interest rates on our assets do not adjust at the same rates as our liabilities or when the assets have fixed rates and the liabilities are adjusting, future earnings potential is affected. We express this interest rate risk as the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change. We assess the risk based on the change in market values given increases and decreases in interest rates. We also assess the risk based on the impact to net income in changing interest rate environments.

      Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2004, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed rate; the remainder contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

     While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential is significantly affected, as the asset rate resets would lag the borrowing rate resets.

     Interest Rate Sensitivity Analysis. To assess interest sensitivity as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments is estimated, and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet.

     We measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using various interest rate simulations. These simulations take into consideration changes that may occur in the forward LIBOR curve and changes in mortgage prepayment speeds.

     As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we project our net interest income for the next twelve months and thirty-six months using current period end data along using a forward LIBOR curve and our prepayment speed assumptions used to estimate our excess cashflow certificates.

     We refer to the one-year and three-year projections of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income.

Basis Point Increase (Decrease) in Interest Rate for a One-Year Projection

(Dollars in thousands)	(Base case)	100	200	(100)	(200)

As of March 31, 2004:
Net interest income (1)(2)	$25,796	(662)	(1,324)	2,193	n/a

Percent change in net interest
income from base		(2.6%)	(5.1)	8.5	n/a
(1)	Net interest income from assets (income from mortgage loans held in inventory, mortgage loans held for investment, and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment, and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

(2)	A decrease in interest rates by (200bps) would imply rates on liabilities at or below zero.

Basis Point Increase (Decrease) in Interest Rate for a Three-Year Projection

(Dollars in thousands)	(Base case)	100	200	(100)	(200)

As of March 31, 2004:
Net interest income (1)(2)	$51,498	(4,224)	(8,429)	5,718	n/a

Percent change in net interest
income from base		(8.2%)	(16.4)	11.1	n/a
(1)	Net interest income from assets (income from mortgage loans held in inventory, mortgage loans held for investment, and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

(2)	A decrease in interest rates by (200bps) would imply rates on liabilities at or below zero.
     Hedging. In order to address a mismatch of assets and liabilities, the hedging section of the investment policy is followed. Specifically, the interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations on mortgage assets and the differences between interest rate adjustment indices and interest rate adjustment periods of adjustable-rate mortgage loans and related borrowings.

     We use interest rate cap and swap contracts in an effort to mitigate the risk of the cost of variable rate liabilities increasing at a faster rate than the earnings on assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in our best interest, given the cost of hedging transactions.

     We seek to build a balance sheet and undertake an interest rate risk management program that is likely, in management’s view, to enable us to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses income preservation, as discussed in the first part of this section.

53

Interest rate cap agreements are legal contracts between us and a third party firm or “counterparty”. The counterparty agrees to make payments to us in the future should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We make either quarterly premium payments or have chosen to pay the premiums at the beginning to the counterparties under contract. Each contract has either a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn cap income. Payments on an annualized basis equal the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.

Maturity and Repricing Information

     The following table summarizes the notional amount, expected maturities and weighted average strike rates for interest rate caps that we held as of March 31, 2004. We did not hold interest rate caps at December 31, 2003.

	March 31, 2004

					5 Years &
(Dollars in thousands)	1 Year	2 Years	3 Years	4 Years	Thereafter

Caps Bought-
Notional:	$201,280	555,334	85,210	61,840	188,636

Weighted Average
Strike Price:	3.24%	4.04	6.92	7.14	7.42

Caps Sold-
Notional:	$201,280	555,334	85,210	61,840	188,636

Weighted Average
Strike Price:	7.50%	7.78	9.31	9.27	9.28

Item 4. Controls and Procedures

At March 31, 2004, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls following the date that we performed our evaluation. There were no significant deficiencies or material weaknesses identified during the course of this evaluation and therefore, no corrective actions were taken.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of these class actions and other litigation is summarized below.

  In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act, or HOEPA, the Truth in Lending Act, or TILA, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In or about October 1999 and November 1999, respectively, the NYSBD and our company submitted opposition to plaintiffs’ motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the Court’s behest in April 2004 and are awaiting a decision from the Court on the fairness hearing. We believe that the Court will approve the settlement, but if it does not, we believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.
  In or about March 1999, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint sought: (a) certification of a class of plaintiffs, (b) an accounting and (c) unspecified compensatory and punitive damages, including attorneys’ fees, based upon alleged (i) unjust enrichment, (ii) fraud and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by the plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, we filed a motion to change venue and the plaintiffs opposed the motion. In July 1999, the Court denied the motion. We appealed, and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, the plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Appellate Court granted the plaintiffs’ motion for class certification, from which we appealed. The Appellate Court denied our appeal in December 2001. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We appealed that decision, but the Appellate Court denied our appeal in November 2002. We filed a motion to reargue in December 2002, which was denied by the Appellate Court in January 2003. Discovery will now continue in the lower Court. We believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

  In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against the LLC, Delta Funding Residual Management, Inc., or DFRM, and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest; (b) specific performance of the LLC’s obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered in the New York County action. In February 2004, the Nassau County Court denied Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Morrison’s countersuit. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

  In or about December 2003, we received notice that we had been named in a two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek: (a) certification of a class of plaintiffs; (b) direction to return fax fees charged to borrowers; (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged: (1) breach of contract, (2) statutory fraud, and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims, and in March 2004 we filed a motion to dismiss the case pertaining to per diem interest claims. The plaintiffs have not yet responded to the motions. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Current Reports on form 8-K.

(a)	Exhibits:
Exh.
No.	Filed		Description

10.11	*	—	Tenth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles
Investment Company, dated April 10, 2003
31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	*	—	Section 1350 Certification of the Chief Executive Officer
32.2	*	—	Section 1350 Certification of the Chief Financial Officer

(*) Filed herewith
(b) Reports on Form 8-K:
On or about March 10, 2004, we furnished a Form 8-K containing our March 9, 2004 earnings press release.
     On or about March 17, 2004, we furnished a Form 8-K containing a press release announcing that, on March 16, 2004, we caused a notice to be mailed to some of the holders of our Common Stock, par value $.01 per share, advising of our intention to file a registration statement and their rights to include their shares in such a registration statement.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA FINANCIAL CORPORATION
(Registrant)

Dated: May 17, 2004
	By:	/s/ HUGH MILLER

Hugh Miller
President & Chief Executive Officer

	By:	/s/ RICHARD BLASS

Richard Blass
Executive Vice President and
Chief Financial Officer