Form 10-Q
period 2004-06-30
DELTA FINANCIAL CORP
filed 2004-08-16
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

(516) 364 - 8500
(Registrant’s telephone number, including area code)

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
Yes [ x ]       No [ ]

As of July 31, 2004, 20,238,299, shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
(Dollars in thousands, except for share data)
Assets:
Cash and cash equivalents	$4,615	$4,576
Mortgage loans held for sale, net	140,465	190,801
Mortgage loans held for investment, net of deferred fees and costs	1,059,053	--
Less: allowance for loan losses	(2,676)	--

Mortgage loans held for investment, net	1,056,377	--
Excess cash flow certificates, net	19,264	19,853
Equipment, net	3,661	3,147
Accrued interest receivable	6,431	244
Accounts receivable	2,146	2,569
Prepaid and other assets	20,293	4,617
Deferred tax asset	36,811	31,184

Total assets	$1,290,063	$256,991

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$913	$2,292
Warehouse financing	83,777	144,826
Financing on mortgage loans held for investment, net	1,101,143	--
Other borrowings	3,013	2,362
Accrued interest payable	1,280	62
Servicing premium reimbursement	6,981	--
Accounts payable and other liabilities	19,285	11,496

Total liabilities	1,216,392	161,038

Stockholders’ Equity:
Preferred stock, Series A, $100 preference value. Authorized 150,000 shares, 139,156 shares outstanding at December 31, 2003	--	13,916
Common stock, $.01 par value. Authorized 49,000,000 shares; 17,071,502 and 17,032,052 shares issued and 16,954,702 and 16,915,252 shares outstanding at June 30, 2004 and December 31, 2003, respectively	171	170
Additional paid-in capital	100,094	99,913
Accumulated deficit	(25,321)	(16,728)
Accumulated other comprehensive income, net of taxes	45	--
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)

Total stockholders’ equity	73,671	95,953

Total liabilities and stockholders’ equity	$1,290,063	$256,991

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

(Dollars in thousands, except share and per share data)
Revenues
Net gain on sale of mortgage loans	$1,513	$25,198	$9,253	$44,095
Interest income	18,869	2,868	25,708	4,982
Excess cashflow certificate income	545	541	1,102	1,237
Other income	56	226	79	351

Total revenues	20,983	28,833	36,142	50,665

Expenses
Payroll and related costs	12,595	9,135	24,154	17,491
Interest expense	5,473	1,396	7,381	2,475
General and administrative	8,200	6,566	14,371	11,934
Provision for loan losses and recourse loans	2,266	--	2,700	64
(Gains) loss on derivative instruments	(4,585)	--	139	--

Total expenses	23,949	17,097	48,745	31,964

(Loss) income before income tax (benefit) expense	(2,966)	11,736	(12,603)	18,701
Provision for income tax (benefit) expense	(1,136)	35	(4,858)	303

Net (loss) income	$(1,830)	$11,701	$(7,745)	$18,398

Other Comprehensive (Loss) Income:
Net unrealized holding gains on derivatives arising during the period	45	--	45	--

Other comprehensive (loss) income	$(1,785)	$11,701	$(7,700)	$18,398

Per share data:
Basic -weighted average number of shares outstanding	16,943,982	16,207,593	16,934,174	16,065,175

Diluted -weighted average number of shares outstanding	16,943,982	19,137,433	16,934,174	18,952,356

Net (loss) income applicable to common shares	$(1,830)	$11,005	$(7,745)	$17,702

Basic earnings per share – net (loss) income	$(0.11)	$0.68	$(0.46)	$1.10

Diluted earnings per share – net (loss) income	$(0.11)	$0.58	$(0.46)	$0.93

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
(Unaudited)

(Dollars in thousands)	Preferred Stock	Capital Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Treasury Stock .	..Total..

Balance at December 31, 2003	$13,916	$170	$99,913	$(16,728)	$--	$(1,318)	$95,953
Stock options exercised, net of tax benefit	--	1	181	--	--	--	182
Redemption of preferred stock	(13,916)	--	--	--	--	--	(13,916)
Dividend declared and payable	--	--	--	(848)	--	--	(848)
Net unrealized gains from derivatives, net of tax	--	--	--	--	45	--	45
Net loss	--	--	--	(7,745)	--	--	(7,745)

Balance at June 30, 2004	$--	$171	$100,094	$(25,321)	$45	$(1,318)	$73,671

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(Dollars in thousands)	2004	2003

Cash flows from operating activities:
Net (loss) income	$(7,745)	$18,398
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan and recourse losses	2,700	64
Depreciation and amortization	913	881
Deferred tax benefit	(5,655)	--
Deferred origination costs	(1,035)	(176)
Amortization and fair value change of bond securitizations
deferred cost and premiums	(4,011)	--
Excess cash flow certificates received in
securitization transactions, net	589	(3,736)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	423	(528)
Decrease (increase) in mortgage loans held for sale, net	51,347	(36,986)
Increase in mortgage loans held for investment, net	(1,059,053)	--
Increase in accrued interest receivable	(6,187)	(14)
Increase in other assets	(10,905)	(1,317)
Increase in servicing premium reimbursement	7,350	--
Increase (decrease) in accrued interest payable	1,218	(17)
Increase in accounts payable and other liabilities	5,885	1,114

Net cash used in operating activities	(1,024,166)	(22,317)

Cash flows from investing activities:
Purchase of equipment	(1,427)	(792)

Net cash used in investing activities	(1,427)	(792)

Cash flows from financing activities:
(Repayment of) proceeds from warehouse financing, net	(61,049)	25,649
Proceeds of financing on mortgage loans held for investment, net	1,101,143	--
Proceeds from (repayment of) other borrowings, net	651	(671)
Decrease in bank payable	(1,379)	(871)
Redemption of preferred stock	(13,916)	--
Cash dividends paid on preferred stock	--	(696)
Proceeds from exercise of warrants	--	3
Proceeds from exercise of stock options	182	30

Net cash provided by financing activities	1,025,632	23,444

Net increase in cash and cash equivalents	39	335

Cash and cash equivalents at beginning of period	4,576	3,405

Cash and cash equivalents at end of period	$4,615	$3,740

Supplemental Information:

Cash paid during the period for:

Interest	$6,163	$2,492

Income taxes	$672	$641

Non cash transactions:

Dividends payable	$848	$--

Unrealized gains on derivatives	$73	$--

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

Delta Financial Corporation is a Delaware corporation, which was organized in August 1996.

The accompanying unaudited consolidated financial statements include the accounts of Delta Financial Corporation and its wholly owned subsidiaries (collectively, the “Company,” “we” or “us”). The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the financial position and results of operations for the periods presented. Certain reclassifications have been made to prior-period financial statements to conform to the 2004 presentation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that will be expected for the entire year.

(2)   Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of all of our wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

(3)   Summary of Significant Accounting Policies

(a)   Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents includes cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $591,000 and $250,000 of interest-bearing deposits with select financial institutions at June 30, 2004 and December 31, 2003, respectively.

Additionally, as of June 30, 2004 and December 31, 2003, restricted cash held for various reserve accounts totaled $586,000 and $225,000, respectively.

(b)  Mortgage Loans Held for Sale, Net

Mortgage loans held for sale, net represent fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years. These mortgage loans are secured by residential properties and are recorded at amortized cost, net of reserve for impairment, and net deferred originations fees or costs. Most of these mortgage loans are pledged as collateral for our warehouse financing.

(c) Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net represent loans securitized through transactions structured to be accounted for as secured financings. Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, and net deferred originations fees or costs. The net deferred origination fees or costs are amortized to income on a level yield basis over the contractual life of the related loans using the interest method calculation. The secured financing related to these securitizations is included in our consolidated balance sheet as financing on mortgage loans held for investment.

(d)  Allowance and Provision for Loan Losses and Recourse Loans

In connection with our mortgage loans held for investment and for those loans sold on a recourse basis, we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that probable losses on these loans are borne by us under the terms of the securitization transactions. Provision amounts are charged as a current period expense to operations. We charge off uncollectible loans at the time they are deemed not probable of being collected. In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio and an allowance estimate is created. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to calculate or estimate the allowance for loan losses. A provision for losses is charged to our consolidated statement of operations. Losses incurred are written-off against the allowance.

While we will continually evaluate the adequacy of this allowance, we recognize that there are qualitative factors and estimates that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrower’s ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control, there is inherent uncertainty in these items and it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for losses, any increase in the provision for losses would decrease our income for that period. Management considers the current allowance to be adequate.

(e) Interest Income

Interest is recognized as revenue when earned according to the terms of the mortgages and when, in the opinion of management, it is deemed collectible. Loans are placed on non-accrual status generally when the loan becomes 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest payments become current and are anticipated to be fully collectible.

(f) Servicing Premium Reimbursement

In connection with our securitizations structured as secured financings, we received upfront servicing premium reimbursement from our third party mortgage servicing provider (for the right to service the loans underlying our securitization and earn servicing fees throughout the life of the securitization), which is deferred and amortized on a level yield basis as an offset against future servicing costs over the term of the servicing agreement.

(g) Derivative Instruments

We regularly issue securitization pass-through certificates, backed by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when pass-through certificates are issued. Our strategy is to use interest rate swap contracts in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financing. At times, we also use corridors (corresponding purchase and sale of corridors with similar notional balances at different strike prices) that are designed to limit our financing costs within the securitization by maintaining minimum margins, with the possibility of allowing for us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and neither is used for speculative purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivatives are recorded on the balance sheet at fair value. When derivatives are used as hedges, certain criteria must be met in order to receive hedge accounting treatment. Under SFAS No. 133, hedge accounting is permitted only if a hedging relationship is properly documented and qualifying criteria are satisfied. For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

Cash flow hedge accounting is appropriate for hedges of uncertain cash flows associated with future periods – whether as a consequence of interest to be received or paid on existing variable-rate assets or liabilities or in connection with intended purchases or sales.

Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

To qualify for cash flow hedge accounting treatment, all of the following factors must be met:

•	Hedges must be documented, with the objective and strategy stated, along with an explicit description of the methodology used to assess and measure hedge effectiveness;

•	Dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must be explicitly documented;

•
Hedges must be expected to be “highly effective,” both at the inception of the hedge and on an ongoing basis. Effectiveness measures must relate the gains or losses of the derivative to the changes in cash flows associated with the hedged item;

•	Forecasted transactions must be probable; and

•	Forecasted transactions must be made with different counterparties than the reporting entity.

If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies as being effective, the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings.

(4)   Recent Accounting Developments

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such costs are measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for our first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement in late 2004. The Company will determine the impact on the Company’s consolidated financial statements upon the issuance of the final Statement.

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”), No. 105. SAB No. 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by SFAS No. 149. SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” requires that the entity that makes mortgage loan commitments for loans that are to be held for sale record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB No. 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB No. 105 became effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB No. 105 permits registrants to continue to use previously applied accounting policies to commitments for loans that are to be held for sale entered into on or before March 31, 2004. The commitments to fund mortgage loans that we provide to customers typically contain various conditions to closing and have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. These non-conforming mortgage loan commitments do not meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. The application of SAB No. 105 had no impact on our consolidated financial statements.

(5)   Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides three alternative methods for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In accordance with SFAS No. 148, and as allowed by SFAS No. 123, we continue to apply the intrinsic-value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options. Under this method, compensation expense is recorded over the vesting period only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Accordingly, no compensation expense has been recognized for stock option awards granted through June 30, 2004 since the exercise price was at the fair market value of the Company’s common stock on the grant date. We have elected to adopt only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma net  (loss) income as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,

	2004	2003	2004	2003

Net (loss) income, as reported	$(1,830)	$11,701	$(7,745)	$18,398
Deduct total stock-based employee compensation
expense determined under fair-value-based method for
all awards, net of tax	74	78	143	145

Pro forma net (loss) income	$(1,904)	$11,623	$(7,888)	$18,253

Earnings per share:
Basic – as reported	$(0.11)	$0.68	$(0.46)	$1.10

Basic – pro forma	$(0.11)	$0.67	$(0.47)	$1.09

Diluted – as reported	$(0.11)	$0.58	$(0.46)	$0.93

Diluted – pro forma	$(0.11)	$0.57	$(0.47)	$0.93

(6)   Securitization Financing

Commencing in 2004, we began to structure and account for our securitizations as secured financings, in accordance with SFAS No. 140. We have completed two securitizations during the first six months of 2004 that were structured as secured financings. Prior to 2004, we structured our securitizations as sales. We intend to utilize this secured financing structure for the foreseeable future. Accounting for secured financing under SFAS No. 140 is referred to as “portfolio-based” accounting. The two 2004 securitizations do not meet the qualified special purpose entity (“QSPE”) criteria under SFAS No. 140, as our prior securitizations did, which required them to be accounted for as a sale of mortgage loans and were recorded as such.

For our two 2004 securitizations, the securitization trust holds mortgage loans as assets, referred to as “securitization loans,” and issues debt represented by securitization pass-through certificates. Both the assets and the liability (debt) are consolidated for financial reporting purposes. Accordingly, the securitized loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under “financing on mortgage loans held for investment, net.” Since these securitizations were structured as financings and not sales, no gain-on-sale revenue was recorded at the time the securitizations closed. Rather, we record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with each securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the pass-through certificates. We also defer on our balance sheet, as a component of mortgage loans held for investment, the net incremental direct fees and costs to originate the loans, which are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation. In addition, we receive up front premium reimbursement from our mortgage service provider for the right to service our securitization and earn servicing fees throughout the life of the securitization, which is deferred and amortized as an offset against future servicing costs over the term of the servicing agreement.

Despite carrying the securitized loans and the securitization financing on our financial statements, we are not legally required to make payments to the holders of the asset-backed pass-through securities issued as part of our securitizations. We are similarly not required to do so with respect to our prior securitizations. The only recourse of the holders of the pass-through certificates is related to the repayment from the underlying mortgages specifically collateralizing the debt. As with past securitizations, we have potential liability to the two 2004 securitization trusts for any breach of the standard representations and warranties that we provided in connection with each securitization. Mortgage loans held for investment, net are not available to satisfy our general creditors.

(7)   Mortgage Loans Held for Sale, Net and Reserve for Impairment

Our mortgage loans held for sale consist of first and second mortgages, which had a weighted-average interest rate of 7.76% per annum at June 30, 2004 and 8.23% per annum at December 31, 2003. Approximately $83.8 million and $144.8 million of these mortgages are pledged as collateral for our warehouse financings at June 30, 2004 and December 31, 2003. These loans may be included in future securitization transactions or sold in whole loan sale transactions.

The following table presents a summary of mortgage loans held for sale, net:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Mortgage loans held for sale	$140,924	$191,402
Net deferred origination fees	(412)	(501)
Reserve for impairment	(47)	(100)

Mortgage loans held for sale, net	$140,465	$190,801

The following table presents a summary of the activity for reserve for impairment on mortgage loans held for sale for the six months ended June 30, 2004 and the twelve months ended December 31, 2003:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Beginning balance	$100	$435
Provision	25	(335)
Charge-offs	(78)	--

Ending balance	$47	$100

(8)   Mortgage Loans Held for Investment, Net and Allowance for Loan Losses

During the quarter ended June 30, 2004, we closed a securitization transaction which was structured to be accounted for as a secured financing and which was collateralized by $520.0 million of mortgage loans. Additionally, the first quarter of 2004 securitization transaction contained a pre-funding feature, under which we delivered a total of $415.1 million of mortgage loans during the first quarter of 2004 and delivered the remaining $134.9 million of mortgage loans in April 2004.

The following table presents a summary of mortgage loans held for investment, net at June 30, 2004. We did not have mortgage loans held for investment prior to 2004.

(Dollars in thousands)	June 30, 2004

Mortgage loans held for investment	$1,060,538
Net deferred origination fees	(1,485)
Allowance for loan losses	(2,676)

Mortgage loans held for investment, net	$1,056,377

The following table presents a summary of the activity for the allowance for loan losses on mortgage loans held for investment for the six months ended June 30, 2004. We did not have mortgage loans held for investment or a related allowance prior to 2004.

(Dollars in thousands)	June 30, 2004

Beginning balance	$--
Provision	2,676
Charge-offs	--

Ending balance	$2,676

As of June 30, 2004, we did not have any securitized loans that were 90 days or more delinquent under their payment terms. We have not experienced any charge-offs relating to our mortgage loans held for investment portfolio due to the respective age of the loan portfolio, all of which were primarily originated during the first six months of 2004.

(9)   Excess Cashflow Certificates, Net

The following table presents the activity related to our excess cashflow certificates, net for the six months ended June 30, 2004 and twelve months ended December 31, 2003:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Balance, beginning of year	$19,853	$24,565
Originated excess cashflow certificates	--	6,941
Excess cashflow certificates sold	--	(10,000)
Net amortization of excess cashflow certificates	(589)	(1,653)

Balance, end of period	$19,264	$19,853

Since we structured our 2004 securitizations to be accounted for as a secured financings, we no longer record excess cashflow certificates on the consolidated balance sheet for our newly issued securitizations. During the year ended December 31, 2003, the Company sold $10.0 million of excess cashflow certificates for $10.2 million. No such sales have occurred during the six months ended June 30, 2004.

(10)  Warehouse Financing

Our warehouse lines of credit are collateralized by specific mortgage loans held for sale, the balances of which are equal to or greater than the outstanding balances under the lines at any point in time. The amounts available under these warehouse lines are based on the amount of the collateral pledged. The amount we have outstanding on our committed facilities at any quarter end generally is a function of the pace of mortgage loan originations relative to the timing of our securitizations and whole loan sales.

The following table summarizes information regarding warehouse financing at June 30, 2004 and December 31, 2003:

			Balance
(Dollars in thousands)
Warehouse Line of Credit	Facility Amount	Interest Rate	6/30/04	12/31/03	Expiration Date

Greenwich Capital	$350,000	Margin over LIBOR	$47,381	$94,833	October 2004
Citigroup	350,000	Margin over LIBOR	36,396	49,993	March 2005

Total	$700,000		$83,777	$144,826

As securitization transactions are completed, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our warehouse lines of credit. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $83.8 million we held at June 30, 2004, as our mortgage production and securitization programs continue.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of June 30, 2004.

(11)  Financing on Mortgage Loans Held for Investment, Net

When we sell loans through securitizations that are structured as secured financings, the asset-backed pass-through certificates and other notes related to the securitization transaction are recorded on our balance sheet as “financing on mortgage loans held for investment, net.” Prior to 2004, we structured our securitizations as sales rather than financings.

We have historically sold or financed our mortgage loans through the securitization market, issuing pass-through certificates. We will continue to build our loan portfolio and match fund our mortgage loans using pass-through certificates issued in the securitization market. We believe that issuing pass-through certificates provides us a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed-rate loans by securitizing them. Our ability to issue pass-through certificates depends on the overall performance of our assets, as well as the continued general demand for certificates backed by non-conforming mortgage loans.

At June 30, 2004, the outstanding financing on mortgage loans held for investment, net consisted of the following:

(Dollars in thousands)	June 30, 2004

Securitization pass-through certificates, net	$1,036,357
NIM notes	55,880
Interest-only notes	8,906

Total financing on mortgage loans held for investment, net	$1,101,143

The following table summarizes the expected maturities on our secured financings at June 30, 2004:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization pass-through certificates	$1,036,357	$218,371	$469,953	$184,584	$163,449
NIM notes	55,880	38,513	17,367	--	--
Interest-only notes	8,906	6,853	2,053	--	--

	$1,101,143	$263,737	$489,373	$184,584	$163,449

Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on the underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates. The funds used to repay these securitization pass-through certificates and other notes are generated solely from the underlying mortgage loans held for investment for each particular securitization trust. We have no recourse obligation to repay these securitization pass-through certificates, NIM notes or Interest-only notes.

(12) Derivative Instruments

We account for our derivative financial instruments such as corridors (corresponding purchase and sale of interest rate caps with same notional balance at different strike prices) and interest rate swaps as cash flow hedges. The corridors hedge our securitization variable rate debt and the interest rate swaps hedge uncertain cash flows associated with future securitization financing. At June 30, 2004, the fair value of our corridors and the remaining deferred unrealized gain on the termination of the interest rate swaps used to hedge our 2004 securitizations totaled $14.6 million and $3.5 million, respectively. At June 30, 2004, the fair value of our interest rate swaps used to hedge our future third quarter 2004 securitization is negative $916,000. At December 31, 2003, we held no derivative instruments. The fair value of our corridors is recorded as a component of other assets. The remaining deferred unrealized gain on the termination of the interest rate swaps and the fair value of the interest rate swaps are recorded as a component of accounts payable and other liabilities. As of June 30, 2004, the net fair value adjustment on effective hedges recorded in accumulated other comprehensive income was $73,000 with a tax expense of $28,000. Accumulated other comprehensive income relating to cash flow hedging is amortized into earnings through interest expense as the hedged risk affects earnings. The expected effect of amortization of the accumulated other comprehensive income on earnings for the next twelve months is $5.5 million of expense, depending on future performance. Derivatives that were not designated as hedging instruments resulted in a loss of $377,000 for the six months ended June 30, 2004. Hedge ineffectiveness associated with hedges resulted in a $238,000 gain for the six months ended June 30, 2004.

The following table summarizes the notional amount, expected maturities and weighted-average strike price for the corridors that we held as of June 30, 2004:

(Dollars in thousands, except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter

Caps bought – notional	$1,280,555	$343,128	$632,863	$76,375	$56,697	$171,492
Weighted average strike price	$4.32	$2.81	$3.71	$6.96	$7.21	$7.43

Caps sold - notional	$1,280,555	$343,128	$632,863	$76,375	$56,697	$171,492
Weighted average strike price	$7.09	$6.24	$6.50	$9.28	$9.27	$9.28

We did not hold corridors at December 31, 2003.

(13) Earnings Per Share

Earnings per share (“EPS”), is computed in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net (loss) income.

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except share and per share data)	2004	2003	2004	2003

Net (loss) income, as reported	$(1,830)	$11,701	$(7,745)	$18,398
Less preferred stock dividends	--	696	--	696

Net (loss) income available to common shareholders	$(1,830)	$11,005	$(7,745)	$17,702

Basic - weighted-average shares	16,943,982	16,207,593	16,934,174	16,065,175

Basic EPS	$(0.11)	$0.68	$(0.46)	$1.10

Basic - weighted-average shares	16,943,982	16,207,593	16,934,174	16,065,175
Incremental shares-options	1,001,573	2,929,840	1,051,893	2,887,181

Diluted - weighted-average shares	17,945,555	19,137,433	17,986,067	18,952,356

Diluted EPS (1)(2)	$(0.11)	$0.58	$(0.46)	$0.93

(1) For the three and six months ended June 30, 2004, approximately 1.0 million and 1.1 million, respectively, in-the-money employee stock options are excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.
(2) For the three and six months ended June 30, 2003, in-the-money employee stock options of approximately 1.6 million and 1.5 million, respectively, and in-the-money warrants of approximately 1.3 million and 1.4 million, respectively, are included in the calculation of diluted earnings per share.

(14) Series A 10% Preferred Stock

In August 2001, as part of our August 2001 exchange offer, the holders of approximately $139.2 million (of the initial $150.0 million) principal amount of our 9.5% senior notes due 2004 exchanged their notes for, among other interests, 139,156 shares of our then newly issued Series A 10% Preferred Stock, having an aggregate preference amount of approximately $13.9 million.

On June 14, 2004, we redeemed all of our outstanding Series A 10% Preferred Stock at its preference amount, or approximately $13.9 million. Holders of the Series A 10% Preferred Stock were previously entitled to receive cumulative preferential dividends at the rate of 10% per annum of the preference amount, payable in cash semi-annually, commencing in July 2003. We paid $1.4 million of dividends to the Series A 10% Preferred Stock holders in 2003.

(15) Subsequent Events

We paid our first quarterly cash dividend of $0.05 per common share – which our Board of Directors approved during the second quarter of 2004 – on July 9, 2004 to shareholders of record as of the close of business on June 25, 2004.

On July 21, 2004, we announced the public offering of 4,375,000 shares of our common stock at a price of $6.50 per share. The offering closed on July 26, 2004. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. We received approximately $18.7 million in net proceeds from the offering, which excludes the proceeds related to those shares sold by existing stockholders and after underwriting and other related professional fees. We utilized the proceeds to repay warehouse financings and originate mortgage loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2003. As such, our Annual Report on Form 10-K should be read in conjunction with the following discussion. In addition, please read this is conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, and please see “–Forward-Looking Statements and Risk Factors.”

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

Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which are a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse lines of credit or self-fund it. Second, from time to time we either securitize loans or sell our loans on a whole loan basis, using the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. In 2004, we began structuring our securitizations to be accounted for as secured financings, which requires us to record revenues from these transactions over time. We record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with each securitization over the life of the securitization. When we sell loans on a whole loan basis, we record the premiums received upon sale as revenue. (See “-Securitizations and Whole Loan Sales”).

Origination of Mortgage Loans. We originate mortgage loans through two distribution channels, wholesale and retail. We receive loan applications both directly from independent third-party mortgage brokers, who submit applications on a borrower’s behalf, and from borrowers. We process and underwrite the submission and, if the loan conforms with our underwriting criteria, approve the loan and lend the money to the borrower.

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

For the six months ended June 30, 2004, we originated $1.2 billion of loans, an increase of 75% over the $671.6 million of loans originated in the comparable period in 2003. Of these amounts, approximately $716.3 million were brokered loans, representing approximately 61% of total loan production, and $459.5 million were retail loans, representing approximately 39% of total loan production, compared to $370.0 million or 55% of total loan production and $301.6 million or 45% of total loan production, respectively, during the six months ended June 30, 2003.

Pooling of Loans Prior to Securitization or Whole Loan Sales. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time – generally, not more than three months – long enough so we can pool enough loans to securitize or sell them as whole-loans. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditor for providing us with financing.

Securitizations and Whole Loan Sales. We typically securitize the majority of the mortgage loans we originate. To a lesser extent, we also sell our mortgage loans through whole loan sales. Securitization involves the public offering by a securitization trust of pass-through securities back by a pool of mortgage loans, known as asset-backed pass-through securities, and related interests, including securitization servicing rights on newly-originated pools of mortgage loans. Whole loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis.

Our securitizations of mortgage loans during the first six months of 2004 were structured to be accounted for as a secured financing. Under this securitization structure, the securitization trust holds mortgage loans as assets (referred to as “securitized loans”) and issues debt represented by securitization pass-through certificates.  Accordingly, the securitized loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under “financing on mortgage loans held for investment.” This structure recognizes the related revenue as interest on mortgage loans held for investment and the related expense as interest expense on the bond financing. In contrast, the structures we used prior to 2004 required us to record virtually all of the income as an upfront gain on sale of mortgage loans under SFAS No. 140. We plan to continue to structure our securitizations to be accounted for as secured financings, which eliminates gain-on-sale accounting treatment. Consequently, income that would have otherwise been recognized upfront as net gain on sale of mortgage loans under our prior securitization structure is now, beginning in 2004, recognized as net interest income (interest income received on the mortgage loans less the interest expense on the corresponding securitization debt) over the life of the loans. We believe structuring, and therefore accounting for, securitizations as secured financings should provide a relatively more consistent source of income from these transactions in future years.

Through 2003, we derived the substantial majority of our revenue and cash flow from selling mortgage loans through securitizations, structured and accounted for as sales, which required gain-on-sale accounting treatment under SFAS No. 140. Additionally, we also sold loans on a whole loan basis. We selected the outlet depending on market conditions, relative profitability and cash flows. We generally realized higher gains on sale when we securitized loans as opposed to when we sold loans on a whole loan basis.

We apply the net proceeds from securitizations and whole loan sales to pay down our warehouse lines of credit – in order to make available capacity under these facilities for future funding of mortgage loans – and utilize any additional funds for working capital.

The following table sets forth certain information regarding loans sold through our securitizations and on a whole loan basis during the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Loan securitizations – gain-on-sale(1)	$--	$334,865	$113,927	$595,865
Loan securitizations – portfolio based	654,873	--	1,069,991	--
Whole loan sales	23,773	9,116	41,424	21,336

Total securitizations and whole loan sales	$678,646	$343,981	$1,225,342	$617,201

(1) We delivered mortgage loans in the first quarter of 2004 under a pre-funding feature in connection with our fourth quarter 2003 securitization. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on–sale revenue when we delivered these loans to the securitization trust in January 2004, thus, recognizing all of the income for the pre-funding in the six months ended June 30, 2004.

Securitizations

Securitizations, whether structured as a sale or secured financing, effectively provides us with a source of long-term financing.

In a securitization, we pool together loans, typically each quarter, and sell these loans to a newly formed securitization trust. For securitizations structured as a sale, the securitization trust is formed as a qualified special purpose entity or QSPE (which is not consolidated for financial reporting purposes). For securitizations structured as a financing, the securitization trust is formed as a special purpose entity or SPE (which is consolidated for financial reporting purposes). These trusts are established for the limited purpose of buying our mortgage loans and are bankruptcy remote – meaning that purchasers of asset-backed securities may rely on the cash flows generated from the assets held by the securitization trust for payment and not to the Company; likewise, the assets held by the securitization trust are not available to the general creditors of the Company. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

The securitization trust raises cash to purchase the mortgage loans from us by selling securities to the public. These securities, known as “asset-backed pass-through securities,” are secured, or backed, by the pool of mortgage loans purchased by the securitization trust from us. These asset-backed securities, or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows (principal and interest payments) from the mortgage loans in the trust.

In our securitizations, the securitization trust issues senior certificates, which entitle their holders to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. Depending upon the structure, the securitization trust may also issue interest-only certificates, which entitle the holders to receive payments of interest at a predetermined rate over a fixed period of time. The securitization trust also issues subordinate certificates, a BIO certificate (referred to as an excess cashflow certificate), and a P certificate (which entitles the holder to receive prepayment penalties received from borrowers who payoff their loans early). For securitizations structured as sales, we recorded an upfront gain at the time of securitization and generally capitalized the excess cashflow certificates on our balance sheet. For securitizations structured to be accounted for as secured financings, no up front gain is recorded; rather, the mortgage loans that underlie the excess cashflow certificates are recorded on our balance sheet as mortgage loans held for investment, together with the related financing on the mortgage loans held for investment.

Each month the holder of an excess cashflow certificate will receive payment only after all required payments have been made on all the other securities issued by the securitization trust, because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust. In addition, before the holder of the excess cashflow certificate receives payments, cash flow from the excess cashflow certificates are applied in a “waterfall” manner as follows:

•	first, to cover any losses on the mortgage loans in the related mortgage pool;

•	second, to reimburse the bond insurer, if any, of the related series of pass-through certificates for amounts paid by or otherwise owing to that insurer;

•
third, to build or maintain the required level of the overcollateralization provision, as described below, for that securitization trust by applying the funds as an accelerated payment of principal to the holders of the pass-through certificates of the related series;

•	fourth, to reimburse holders of the subordinate certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates; and

•
fifth, to pay “the net rate cap carry over” which relates to the interest on the related pass-through certificates that exceeded the maximum net interest amount available from the mortgage loans underlying the securitization trust.

Each of our securitizations contains an overcollateralization provision, or O/C, which is a credit enhancement that is designed to protect the securities sold to the securitization pass-through investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, overcollateralization occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Beginning with our 2002 securitizations, and in each of our subsequent securitizations, we created the O/C by initially selling pass-through securities totaling approximately 97% to 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we created the full amount of the O/C required by the trust at the time we completed the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, and our O/C requirement is 2%, we issue approximately $98 million in senior pass-through certificates. Prior to 2002, we generally built up the O/C typically over the first 18 to 24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cashflow certificates to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. We typically issued pass-through certificates for a par purchase price, or a slight discount to par – with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contained collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of those certificates, depending upon the structure we used for the securitization.

The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors, including:

•	Characteristics of the mortgage loans sold to the trust, such as credit scores of the borrowers and loan-to-value ratios;

•
The amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through certificate holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fees, if any; and

•	The structure of the underlying securitization (e.g., issuing BBB– certificates creates greater credit enhancement in the securitization transaction, which generally results in a lower O/C).

Our securitizations have typically required an O/C of between 1.05% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. In our securitizations prior to 2002, after the O/C requirement was reached, the cash flows from the excess cashflow certificates are then distributed to us if we are the holder of the excess cashflow certificates in accordance with the “waterfall” described above. Over time, if the cash collected during the period exceeds the amount necessary to maintain the required O/C, all other required distributions have been made, and there is no shortfall in the related required O/C, the excess is paid to us as holder of the excess cashflow certificate.

Each securitization trust has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a senior-subordinated securitization structure, which helps ensure the timely payment of interest and the ultimate payment of principal of the credit-enhanced investor certificate, or both. This form of securitization is referred to as a “hybrid.” In “senior-subordinated” structures, the senior certificate holders are protected from losses by subordinated certificates which absorb these losses first. In addition to this credit enhancement, the excess cash flows that would otherwise be paid to the holder of the excess cashflow certificate are used when and if it subsequently becomes necessary to obtain or maintain required O/C limits. Overcollateralization is used to absorb losses prior to making a claim on the financial guaranty insurance policy or the subordinated certificates.

We began utilizing a new securitization structure in 2002, in which we completed a concurrent net interest margin, or NIM, transaction. In a NIM transaction, the excess cashflow certificate and P certificate are sold without recourse to a NIM trust, except that we provide standard representations and warranties. The NIM trust issues NIM note(s) that one or more investors purchase. The NIM Trust uses the net proceeds, together with the NIM owner trust certificate, to provide us with consideration for the excess cashflow certificate and P certificate.

The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate and P certificate to be used to pay all principal and interest on the NIM note(s) until paid in full, which typically occurs approximately 20-25 months from the date the NIM note(s) were issued. The NIM owner trust certificate entitles us to all cash flows generated by the excess cashflow certificate and P certificate after the holder of the NIM note(s) has been paid in full (for all certificates we still own and did not sell). As such, for securitizations structured as sales, we classified the NIM owner trust certificates on our balance sheet as excess cashflow certificates and value the NIM owner trust certificate using the same assumptions that we utilize in valuing excess cashflow certificates and P certificates.

As part of a NIM transaction, we are required by the rating agencies, and the NIM structure itself, to “fully fund” the O/C at closing – as opposed to having it build up over time as we had in past securitizations – which is why we sold senior pass-through certificates totaling approximately 1.05% to 3.00% less than the principal amount of mortgage loans we sold to the securitization trust. We use a portion of the net proceeds we receive from selling NIM note(s) to make up for the difference between (1) the principal amount of the mortgage loans sold, and (2) the proceeds from selling the senior pass-through certificates.

NIM transactions have enabled us to generate positive upfront cash flow when we securitize our mortgage loans – i.e., the cash proceeds that we receive when the securitization and related NIM transaction close, net of funding the upfront overcollateralization, securitization and NIM costs, exceeds our cost to originate the loans included in the transaction. These transactions have yielded cash proceeds in amounts comparable to, and in most cases higher than, whole loan sales.

In the securitizations and related NIM transactions we completed prior to 2004, the underlying securitization was structured as a sale under SFAS No. 140. In these transactions, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate. We recorded the excess cashflow certificates at their estimated fair value, which normally ranged from 0.0% to 1.0% of the securitized collateral. Conversely, beginning with our first quarter 2004 securitization, the NIM transactions have been structured to be accounted for as a secured financing, no gain-on-sale was recorded; rather the amount of NIM notes is recorded as a component of the financing on mortgage loans held for investment, net (a liability) on our balance sheet. In short, structuring the underlying securitization as either a sale or a secured financing does not change the overall economics of the transaction. Instead, it changes the timing of income recognition and how it is recorded on our financial statements in accordance with SFAS No. 140. The use of portfolio-based accounting structures will result in differences in our future expected results of operations as compared to historic results.

Securitizations Structured as a Sale – Off-Balance Sheet Arrangements. On securitizations structured as sales, we recorded gain-on-sale revenue upon the closing of each such securitization. For example, in each of the four securitizations that we issued in 2003, we derived, and recorded as gain-on-sale revenue, the following economic interests:

•	we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust to which we sold the excess cashflow certificates;

•	we received a cash purchase price from the sale of interest-only certificates, which entitles the holders to receive payments of interest at a pre-determined rate over a fixed period of time;

•
we received a cash premium from selling the right to service the loans that we securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust and earn a contractual servicing fee, and ancillary servicing fees, including prepayment penalties relating to the servicing rights we previously sold;

•
we retained a NIM owner trust certificate, which entitles us to receive cash flow generated by the excess cashflow certificates and the P certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by excess cashflow certificates are received over time, under GAAP, we were required to report as income at the time of the securitization the present value of all projected cash flow we expected to receive in the future from these excess cashflow certificates based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on;

•	our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans;

•	the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loans prior to their stated maturities;

•	the LIBOR forward curve, using current LIBOR as the floor rate; and

•	a discount rate.

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

•
Any gains (a decrease in the investment) or losses (an increase in the investment) we incurred on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitizations (See “–Summary of Critical Accounting Policies–Accounting for Hedging Activities”).

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

For the six months ended June 30, 2004, we delivered $113.9 million of mortgage loans (representing loans delivered under a pre-funding feature in our fourth quarter 2003 securitization).

Securitizations Structured as a Financing. In the first six months of 2004, we completed two securitizations, which were structured as secured financings. We intend to utilize this structure in the foreseeable future. The securitizations were structured for accounting purposes as secured financings under SFAS No. 140. The 2004 securitizations do not meet the QSPE criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the unconditional right to repurchase from the trust up to one percent of the aggregate outstanding principal balance of the mortgage loans at any time subsequent to the securitization closing date. Prior securitization transactions met the QSPE criteria under SFAS No. 140 and were accounted for, recognized and recorded as a sale.

Accordingly, the securitization trust holds mortgage loans as assets (referred to as “securitized loans”) and issues debt represented by securitization pass-through certificates. For financial reporting purposes, the securitized loans are recorded on our balance sheet as an asset under the line item “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under the line item “financing on mortgage loans held for investment, net.” On securitizations where we utilize a pre-funding feature, which enables us to deliver loans after the closing date of the securitization, we will record an asset – proceeds due from securitization trust – during the pre-funding period. The proceeds due from securitization trust represents the balance of the cash proceeds remaining in the securitization trust that were received in connection with the trust issuing pass-through certificates and a NIM note in excess of the mortgage loans delivered to the securitization trust at closing. Upon delivering the subsequent eligible pool of mortgage loans, the trustee for the securitization trust will release the securitization trust proceeds, which will be used to repay any warehouse financing used to finance the subsequent pool of mortgage loans and to replenish our working capital. Because this structure is a financing, no gain-on-sale revenue is recorded at the time the securitization is closed. Rather, we record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the bonds. We also defer on our balance sheet, as a component of mortgage loans held for investment, net the incremental direct fees and costs to originate the loans in accordance with SFAS No. 91, which are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation. In addition, we receive upfront premium reimbursement from our mortgage servicing provider (for the right to service our securitization and earn servicing fees throughout the life of the securitization), which is deferred and amortized as an offset against future servicing costs over the term of the servicing agreement.

Since we began structuring our securitizations in 2004 as secured financings, and recording our income over time instead of upfront, there is a significant difference in our results of operations in the three and six months ended June 30, 2004 as compared to pre-2004 historical results. As such we do not expect historical results will provide a meaningful comparison to 2004 results. We believe that secured financing accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

Despite carrying the securitized loans and the securitization financing on our financial statements, we are not legally required to make payments to the holders of the asset-backed pass-through securities issued as part of our securitizations. We are similarly not required to do so with respect to our prior securitizations. Rather, the holders of the pass-through certificates only recourse is related to the repayment from the underlying mortgages specifically collateralizing the debt. As with past securitizations, we have a potential liability to the securitization trust for any breach of the standard representations and warranties that we provide in connection with each securitization. Mortgage loans held for investment are not available to satisfy our general creditors.

The following table sets forth information about our securitized mortgage loan portfolio at June 30, 2004:

(Dollars in thousands)	Issue Date	Current Loan Principal Balance	Current Pass-Through Certificate Balance

Asset-backed Certificate Series:

2004-1	March 29, 2004	$540,540	$532,840
2004-2	June 25, 2004	519,998	504,400

Total		$1,060,538	$1,037,240

Whole Loan Sales. We also sell small pools of loans, on a servicing-released basis, at a premium above the unpaid principal balance, net of any deferred origination fees or costs, on the pool of mortgage loans. The premiums we receive from the loan sales are recorded as revenue under net gain on sale of mortgage loans at the time of sale. The average premium, net of reserves, we received for the loans sold in the six months ended June 30, 2004 were 4.9%, compared to 4.8% for the comparable period one year ago.

For the six months ended June 30, 2004, we sold $41.4 million of mortgage loans on a servicing released basis.

Other Income. In addition to the income and cash flows we earn from securitizations (accounted for as sales and secured financings) and whole loan sales, we also earn income and generate cash flows from:

•	the interest earned on mortgage loans while we hold the mortgage loans in inventory less the interest expense we pay to our warehouse lenders to fund our loans;

•	retained excess cashflow certificates;

•
distributions from Delta Funding Residual Exchange Company LLC (the “LLC”), an unaffiliated limited liability company, which holds excess cashflow certificates. We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC’s President which has led us to commence a lawsuit to recover all of the amounts due to us. (See"–Part II, Item 1.–Legal Proceedings”); and

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

Summary of Critical Accounting Policies

Excess Cashflow Certificates. Our excess cashflow certificates primarily consist of the right to receive the future excess cash flows from pools of securitized mortgage loans in securitizations structured as off-balance sheet sales, as we did prior to our first quarter 2004 securitization. These future excess cash flows generally consist of:

•
the positive difference between the interest received on the underlying mortgage loans and the interest paid on the pass-through certificates sold to investors in the securitization. When we sell NIM notes – in a transaction occurring simultaneously with the underlying securitization – the difference is received only after the NIM notes are paid in full;

•
in most of our securitizations, prepayment penalties received from borrowers who pay off their loans generally within the first few years of the notes terms (which, when we sell NIM notes, is only received after the NIM notes are paid in full); and

•
any O/C above the required amount. Additional mortgage loans pledged as collateral in excess of the principal amount of certificates issued and outstanding; O/C, is designed to provide additional assurance that the securities sold in the securitization will be paid according to their terms (and which we describe in greater detail under “-Securitizations”).

  The excess cash flows we receive are highly dependent upon the interest rate environment, because “basis-risk” exists between the securitization trust’s assets and liabilities. For example, in each of the securitizations that we issued in 2002 and 2003, the interest cost of the pass-through certificates sold to investors is indexed against the one-month LIBOR. As a result, the interest rate received by the pass-through certificate holders from the securitization trust each month may adjust upwards or downwards as the one-month LIBOR changes (liability) – while the majority of the underlying mortgage loans in the securitization trust are fixed-rate loans, or are at a fixed-rate for at least two to three years (asset). As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, respectively. This in turn will increase or decrease the value of our excess cashflow certificates. Although we are not currently acquiring new excess cashflow certificates, we retain those we acquired before we began to structure our securitizations to be accounted for as secured financings in 2004.

In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are anticipated to be outstanding.

The accounting estimates we use to value excess cashflow certificates are a “critical accounting estimate” because they can materially affect our income. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and published forward LIBOR curves to value future expected excess cash flows. We believe that the value of our excess cashflow certificates at the date of a securitization reflected their fair value. The amount recorded for the excess cashflow certificates is reduced for distributions which we receive as the holder of these excess cashflow certificates we hold.

At the time each securitization transaction structured and accounted for as a sale closed, we determined the present value of the related excess cashflow certificates (which, in the securitizations we issued in 2002 and 2003, included NIM owner trust certificates, and the underlying BIO certificates and P certificates), using the same assumptions we made regarding the underlying mortgage loans. The excess cashflow certificate was then recorded on our consolidated financial statements at its estimated fair value. Our estimates primarily include the following:

•	future rate of prepayment of the mortgage loans – the expected amount of prepayments if the underlying borrowers pay off their mortgage loans prior to the expected maturity;

•
credit losses on the mortgage loans – our estimated amount of losses or defaults that will take place on the underlying mortgage loans over their life because the excess cashflow certificates are subordinated to all other securities issued by the securitization trust. Consequently, any losses sustained on mortgage loans comprising a particular securitization trust are first absorbed by the excess cashflow certificates;

•
the LIBOR forward curve (using current LIBOR as the floor rate) – our estimate of future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the one-month LIBOR index) and the rates earned from the adjustable rate mortgage loans sold to the securitization trust (which typically provide for a fixed-rate of interest for the first 24 or 36 months and a six-month variable rate of interest thereafter using the six-month LIBOR index); and

•	a discount rate used to calculate present value.

       The value of each excess cashflow certificate represents the cash flow we expect to receive in the future from the certificate based upon our best estimates. We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates (and any resulting changes in value of the excess cashflow certificates) are reflected in the statement of operations in the line item called “excess cashflow certificate income” in the period in which we make the change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

A. Prepayments. We base our prepayment rate assumptions on our ongoing analysis of the performance of the mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types based on our experience with different loan product types exhibiting different prepayment patterns. Generally, our loans can be grouped into two loan products – fixed-rate loans and adjustable-rate loans. With fixed-rate loans, an underlying borrower’s interest rate remains fixed throughout the life of the loan. Our adjustable-rate loans are a “hybrid” between fixed- and adjustable-rate loans, in that the interest rate generally remains fixed, typically for the first two or three years of the loan, and then adjusts, typically every six months thereafter. Within each product type, factors other than interest rates can affect our prepayment rate assumptions. These factors include:

•
whether or not a loan contains a prepayment penalty, which is the amount a borrower must pay to a lender if the borrower prepays the loan within a certain time period after the loan was originated. Historically, loans containing a prepayment penalty typically are not repaid as quickly as those without a penalty; and

•
as is customary in our industry with adjustable-rate mortgage loans, the introductory interest rate we charge to the borrower is lower, between one and two full percentage points, than the rate for which the borrower would have otherwise qualified. Generally, once the interest rate begins to adjust, the interest rate payable on that loan increases, at times fairly substantially. This interest rate increase can be exacerbated if there is an absolute increase in interest rates. As a result of these increases, and the potential for future increases, adjustable rate mortgage loans typically are more susceptible to early prepayments.

There are several reasons why a loan may prepay prior to its maturity, including but not limited to:

•	a decrease in interest rates;

•	improvement in the borrower’s credit profile, which may allow the borrower to qualify for a loan with a lower interest rate;

•	competition in the mortgage market, which may result in lower interest rates being offered to the borrower;

•	the borrower’s sale of the home securing the mortgage;

•	the borrower’s need for additional funds; and

•	a default by the borrower, resulting in foreclosure by the lender.

   It is unusual for a borrower to prepay a mortgage loan during the first few months because:

•	it typically takes at least several months after the mortgage loans are originated for any of the above events to occur;

•	there are costs involved with refinancing a loan; and

•	the borrower does not want to incur prepayment penalties.

We have found that the rate at which borrowers prepay their loans tends to fluctuate. In general, prepayment speeds are lowest in the first month after origination, as described above. Thereafter, prepayment speeds generally increase until a peak speed is reached. Generally, loans will continue to prepay at the peak speed for some period of time, and then prepayment speeds typically begin to decline. We use prepayment assumptions that reflect these tendencies. The following table shows our current assumptions regarding the percentage of loans that will be prepaid during the first month following the closing of a loan, and the peak speed. These assumptions have not changed since September 2001.

Loan Type	Month One	Peak Speed

Fixed-rate	4.00%	30.00%
Adjustable Rate	4.00%	75.00%

If mortgage loans prepay faster than anticipated, we will earn less income in connection with the mortgage loans and receive less excess cash flow in the future because the mortgage loans have paid off. Conversely, if mortgage loans prepay at a slower rate than anticipated, we earn more income and more excess cash flow in the future, subject to other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates.

B. Default Rate. At June 30, 2004 and 2003, on each newly issued securitization, we applied a default reserve for both fixed- and adjustable-rate loans sold to the securitization trusts totaling 5.00% of the amount initially securitized. We apply a default or loss rate to the excess cashflow certificate because it is the “first-loss” piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates.

C. LIBOR Forward Curve. The LIBOR forward curve is used to project future interest rates, which affects both the rate to the floating rate pass-through security investors (primarily one-month LIBOR) and the adjustable rate mortgage loans sold to the securitization trust (a fixed-rate of interest for either the first 24 or 36 months and a variable rate of interest thereafter using six-month LIBOR). Most of our loans are fixed-rate mortgages, and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flow than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding.

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

We utilized a discount rate of 15% at June 30, 2004 and 2003 on all excess cashflow certificates.

Our valuation of retained excess cashflow certificates is highly dependent upon the reasonableness of our assumptions and the predictiveness of the relationships that drive the results of our valuation model. The assumptions we utilize, described above, are complex, as we must make judgment calls about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more complex.

In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period over which the uncertainties exist, the greater the potential for volatility in our valuation assumptions and thus impacting the fair value of our excess cashflow certificates.

For example, assumptions regarding prepayment speeds, defaults and LIBOR rates are used in estimating fair value of our excess cashflow certificates. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, or LIBOR is higher than anticipated, we may be required to write down the value of these certificates. We believe that our assumptions are reasonable based upon the estimates using our historical loan performance and the performance of similar mortgage pools from other lenders – in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things. However, these are just estimates and it is virtually impossible to predict the actual level of prepayments and losses, which are also driven by consumer behavior.

Accounting for Hedging Activities. We regularly issue securitization pass-through certificates, backed by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when the pass-through certificates are issued. Our strategy is to use interest rate swap contracts in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing. At times, we also use corridors that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and neither is used for speculative purposes.

In accordance with SFAS No. 133, we record all derivatives on our balance sheet at fair value. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from a change in fair value, are recognized in current period earnings. When derivatives are used as hedges, however, hedge accounting is permitted, only if we document the hedging relationship and its effectiveness at the time we designate the derivative as a hedge instrument. If we meet certain requirements under SFAS No. 133, we may account for the hedge instrument as a hedge.

Cash flow hedge accounting is appropriate for hedges of uncertain cash flows associated with future periods – whether as a consequence of interest to be received or paid on existing variable rate assets or liabilities or in connection with intended purchases or sales.

Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective”. The effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

To qualify for cash flow accounting treatment:

•	hedges must be documented, with the objective and strategy stated, along with an explicit description of the methodology used to assess and measure hedge effectiveness;

•	dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must be explicitly documented;

•
hedges must be expected to be “highly effective,” both at the inception of the hedge and on an ongoing basis. Effectiveness measures must relate the gains or losses of the derivative to changes in the cash flow associated with hedged item;

•	forecasted transactions must be probable; and

•	forecasted transactions must be made with different counterparties other than the reporting entity.

If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies as being sufficiently effective, the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings.

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. At June 30, 2004, we did not maintain a valuation allowance against our deferred tax assets due to management’s belief that our operating income will more likely than not be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position and estimate of taxable income in the near term.

Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. If our actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial condition and results of operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the currently available evidence, it is more likely than not that we will realize that benefit from our deferred tax assets.

Allowance for Loan Losses on Mortgage Loans Held for Investment. In connection with our 2004 securitizations, which we structured to be accounted for as secured financings with the underlying mortgage loans held for investment, we established an allowance for loan losses based on an estimate of losses to be incurred in the foreseeable future. We will charge off uncollectible loans at the time they are deemed not probable of collection.

In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using detailed analysis of historical loan performance data. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio held for investment and an estimate is created. In accordance with SFAS No. 5, we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the amount of the allowance for loan losses. A provision for loan losses is charged to our consolidated statement of operations. Losses incurred, if any, will be written-off against the allowance.

While we will continually evaluate the adequacy of this allowance, we recognize that there are qualitative factors that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrower’s ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for loan losses, any increase in the provision for loan losses may negatively impact our results of operations.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

General

Our net loss for the three months ended June 30, 2004 was $1.8 million, or $(0.11) per share basic and diluted, compared to net income of $11.7 million, or $0.68 per share basic and $0.58 per share diluted, for the three months ended June 30, 2003. The loss resulted from our second quarter 2004 securitization that was structured to be accounted for as a secured financing, instead of a sale; consequently, we did not record any gain-on-sale revenue in connection with this securitization and will instead record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitization over the life of the securitization. Conversely, our second quarter 2003 securitization was structured as a sale under SFAS No. 140, requiring us to record an upfront gain-on-sale equal to the present value of the estimated cash flows we expected to receive over the life of the securitization.

Revenues

Total revenues decreased $7.8 million, to $21.0 million for the three months ended June 30, 2004, from $28.8 million for the comparable period in 2003. The decrease in revenue primarily resulted from changing our securitization structure in 2004, and consequently, our accounting for securitizations of our mortgage loans to secured financing accounting, where interest income is recognized over the life of the loans, from gain-on-sale accounting, where revenue is recorded upfront at time of sale in accordance with SFAS No. 140.

We originated $671.9 million of mortgage loans for the three months ended June 30, 2004, representing a 93% increase from $348.2 million of mortgage loans originated for the comparable period in 2003. We securitized and/or sold $678.7 million of loans during the three months ended June 30, 2004, compared to $344.0 million of loans during the same period in 2003.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the quarter ended June 30, 2004 is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold. Through the end of 2003, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. For the quarter ended June 30, 2003, net gain on sale of mortgage loans was comprised of the following:

(1) the sum of:

a.
the cash purchase price we received in connection with selling one or more of the following securities in connection with our securitization(s) structured to be accounted for as sales for a particular period: (i) a NIM note, net of overcolleralization amount and interest rate cap and/or (ii) an interest-only certificate;

b.	the fair value of the non-cash excess cashflow certificates we retained in a securitization structured as a sale for such period;

c.	the premium received from selling mortgage servicing rights in connection with each securitization structured as a sale; and

d.	the premium received from selling whole loans on a servicing-released basis,

(2) less the (a) costs associated with the securitization structured as a sale, (b) any hedge loss (gain) associated with such securitization accounted for as a sale, and (c) any loss associated with loans sold at a discount, together with any deferred origination costs or fees associated with mortgage loans sold.

The following table is a summary of our net gain on sale for the three months ended June 30, 2004 and 2003:

	Three Months Ended
(Dollars in thousands)	June 30,

	2004	2003

Net Gain on Sale of Mortgage Loans:
Loans sold	$23,773	$343,981

NIM proceeds, net	--	18,770
Interest-only certificate proceeds	--	1,707
Excess cashflow certificate (owner trust certificates)(1)	--	3,349
Mortgage servicing rights	--	1,862
Gain on whole loan sales	1,136	451
Net loan origination fess	377	847
Less: securitization transaction costs	--	(1,788)

Net gain on sale recorded	$1,513	$25,198

Net gain on sale recorded as a percent of loans sold	6.4%	7.3%

    (1) We did not record any excess cashflow certificates in the second quarter 2004. (See “– Summary of Critical Accounting Policies–Excess Cashflow Certificates”).

Net gain on sale of mortgage loans decreased $23.7 million to $1.5 million for the three months ended June 30, 2004, from $25.2 million for the comparable period in 2003. This decrease was directly related to us completing a securitization in the second quarter of 2004 that was structured as a secured financing. This structure recognizes the related revenue as interest income over the life of the loans instead of recording virtually all of the income upfront as a gain on sale as our 2003 and prior structures required under SFAS No. 140. In the second quarter of 2004, we sold $23.8 million of mortgage loans on a servicing-released basis, compared to $334.9 million of mortgage loans securitized and $9.1 million of mortgage loans sold on a servicing-released basis the same period in 2003.

The weighted average net gain on sale ratio for the three months ended June 30, 2004 (representing the mortgage loans we delivered under the pre-funding feature of our fourth quarter 2003 securitization and whole loans sales), and for the comparable period in 2003, was 6.4% and 7.3%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Interest Income. Interest income primarily represents the sum of:

(1)	the gross interest we earn on mortgage loans held for sale;

(2)	the gross interest we earn on mortgage loans held for investment;

(3)	securitization accrued bond interest (income received from the securitization trust for fixed-rate pass-through certificates at the time securitization settlement);

(4)	cash interest earned on bank accounts;

(5)	miscellaneous interest income including prepayment penalties received on certain of our securitizations prior to 2002; and

(6)	amortized deferred costs and fees recognized on a level yield basis.

The following table is a summary of interest income:

	Three Months Ended
	June 30,

(Dollars in thousands)	2004	2003

Interest on mortgage loans held for sale, net	$3,541	$2,609
Interest on mortgage loans held for investment, net	13,921	--
Securitization bond interest	1,142	120
Miscellaneous interest income	265	139

Total interest income	$18,869	$2,868

Interest income increased $16.0 million to $18.9 million for the three months ended June 30, 2004, from $2.9 million for the comparable period in 2003. The increase is primary due to (1) the recording of interest on our loans held for investment of $13.9 million; (2) the increase in securitization bond interest due to the composition of fixed-rate pass-through certificates in this quarter’s securitization compared to adjustable rate pass-through certificates in last year’s second quarter securitization and (3) a higher average loan balance on the loans we originated and held for sale during the three months ended June 30, 2004 compared to the same period in 2003.

Excess Cashflow Certificate Income. Excess cashflow certificate income primarily represents the sum of:

(1) the cash we receive from our excess cashflow certificates; and

(2) the fair value change to our excess cashflow certificates.

The following table is a summary of excess cashflow certificate income:

	Three Months Ended
	June 30,

(Dollars in thousands)	2004	2003

Cash receipts from excess cashflow certificates	$769	$1,564
Change in fair value	(224)	(1,023)

Total excess cashflow certificate income	$545	$541

Since we structured our 2004 securitizations to be accounted for as a secured financings, we no longer record excess cashflow certificates for newly issued securitizations on our consolidated balance sheet. Excess cashflow certificate income increased slightly by $4,000, to $545,000 for the quarter ended June 30, 2004, from $541,000 for the quarter ended June 30, 2003.

Other Income. Other income represents the sum (1) distributions from the LLC, and (2) any other miscellaneous income.

Other income decreased approximately $170,000, to $56,000 for the quarter ended June 30, 2004, from $226,000 for the quarter ended June 30, 2003. The decrease was primarily the result of our not receiving any income from the LLC in the quarter ended June 30, 2004. We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003, due to a dispute with the LLC’s President, which has led us to commence a lawsuit to recover all of the amounts due to us. See “–Part II, Item 1–Legal Proceedings.”

Expenses

Total expenses increased by $6.8 million, or 40.1%, to $23.9 million for the three months ended June 30, 2004, from $17.1 million for the comparable period in 2003. This increase is primarily due to financing expenses related to our 2004 securitizations, and higher warehouse financing and payroll and related costs associated with increases in our mortgage loan production and personnel. These increases were partially offset by a gain we recorded on derivative instruments that was incurred in connection with our 2004 securitizations.

Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all non-production related employees and non-deferrable production related employees cost.

Payroll and related costs increased by $3.5 million, or 37.9%, to $12.6 million for the three months ended June 30, 2004, from $9.1 million for the comparable period in 2003. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of June 30, 2004, we employed 966 full- and part-time employees, an increase of 22.3% over the 790 full- and part-time employees as of June 30, 2003. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of higher loan production during the second quarter of 2004 compared to the same period in 2003.

Interest Expense. Interest expense includes the borrowing cost under our warehouse credit facilities to finance loan originations, financing on mortgage loans held for investment, NIM notes, equipment financing and, in 2003, our senior notes, which we redeemed in October 2003.

The following table presents the components of interest expense:

	Three Months Ended
	June 30,

(Dollars in thousands)	2004	2003

Interest on warehouse financing	$1,456	$1,079
Interest on mortgage loans held for investment financing	3,343	--
Interest on NIM financing	547	--
Interest on Interest-only financing	54	--
Interest on other borrowings	73	59
Interest on senior notes (1)	--	258

Total interest expense	$5,473	$1,396

      (1) On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004.

Interest expense increased by $4.1 million, or 292.0%, to $5.5 million for the three months ended June 30, 2004 from $1.4 million for the comparable period in 2003. The increase was primarily due to the interest expense related to the financing of mortgage loans held for investment, NIM notes and interest-only notes and, to a lesser extent, the increase in loans originated and financed during the period using our warehouse facilities, compared to the same period in 2003. Partially offsetting these increases were the lower warehouse financing costs due to a lower average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate decreased on average to 1.15% for the second quarter 2004, compared to an average of 1.26% for the second quarter 2003.

General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses.

General and administrative expenses increased $1.6 million, or 24.9%, to $8.2 million for the quarter ended June 30, 2004, from $6.6 million for the quarter ended June 30, 2003. The increase was primarily due to an increase in expenses associated with higher loan production, the consequent 22.3% increase in personnel and ongoing expansion of our wholesale and retail divisions. Also contributing to the increase in general and administrative expenses was the increase in servicing expenses associated with the loans held for investment in 2004 and increased accounting and professional fees related to Sarbanes-Oxley documentation initiatives undertaken in 2004.

Provision for Loan Losses and Recourse Loans. A provision for loan losses on mortgage loans held for investment and sale, coupled with a provision for mortgage loans sold with recourse, are recorded to maintain the related allowance for loan loss and the recourse liability at an appropriate level for currently existing probable losses of principal.

We recorded a provision for loan losses of $2.3 million for the quarter ended June 30, 2004 related to mortgage loans held for investment and sale. We recorded no provision for recourse loans for the quarter ended June 30, 2004. We did not record a provision for mortgage loans held for investment or sale or for recourse loans in the quarter ended June 30, 2003. The increase is primarily due to us recording a provision for loan losses on mortgage loans held for investment of approximately $2.2 million for the three months ended June 30, 2004. We did not have a loan loss provision for mortgage loans held for investment for the comparable period in 2003, as we did not hold loans for investment at that time.

Gain on Derivative Instruments. The gain on derivative instruments represents the realized gain on the interest rate swaps used to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financing and any fair value changes to our corridors we use to protect the variable-rate financing.

During the quarter ended June 30, 2004, we recorded a gain on derivative instruments totaling $4.6 million. The gain was comprised of (1) $238,000 relating to the ineffective portion of our hedge gain used to hedge the future securitization financing; and (2) $4.3 million gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004. There were no gains or losses related to derivative instruments for the quarter ended June 30, 2003.

Income Taxes. Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

We recorded an income tax benefit of $1.1 million for the period ended June 30, 2004 due to the pretax loss recorded based on an effective tax rate of approximately 39%.

We recorded a tax provision of approximately $35,000 for the period ended June 30, 2003. The tax provision primarily related to excess inclusion income generated by our excess cashflow certificates during the 2003 second quarter.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

General

Our net loss for the six months ended June 30, 2004 was $7.7 million, or $(0.46) per share basic and diluted, compared to net income of $18.4 million, or $1.10 per share basic and $0.93 per share diluted, for the six months ended June 30, 2003. The loss resulted from our 2004 securitizations that were structured to be accounted for as secured financings, instead of sales; consequently, we did not record any gain-on-sale revenue in connection with these securitizations and will instead record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitizations over the life of the securitizations. Conversely, our 2003 securitizations were structured as sales under SFAS No. 140, requiring us to record an upfront gain-on-sale equal to the present value of the estimated cash flows we expected to receive over the life of the securitizations.

Revenues

Total revenues decreased $14.6 million, or 28.7%, to $36.1 million for the six months ended June 30, 2004, from $50.7 million for the comparable period in 2003. The decrease in revenue was primarily the result of our changing the securitization structure we used in 2004, and consequently, our accounting for securitizations of our mortgage loans to secured financing accounting, where interest income is recognized over the life of the loans, from gain-on-sale accounting, where revenue is recognized upfront at time of sale in accordance with SFAS No. 140.

We originated $1.2 billion of mortgage loans during the six months ended June 30, 2004, representing a 79% increase from $671.6 million of mortgage loans originated for the comparable period in 2003. We securitized and sold $1.2 billion of loans during the six months ended June 30, 2004, compared to $617.2 million of loans during the same period in 2003.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the six months ended June 30, 2004 is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold. Through the end of 2003, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. See three months ended June 30, 2004 discussion above for more information regarding components of net gain on sale of mortgage loans.

The following table is a summary of our net gain on sale for the six months ended June 30, 2004 and 2003:

	Six Months Ended
(Dollars in thousands)	June 30,

	2004	2003

Net Gain on Sale of Mortgage Loans:
Loans sold (1)	$155,351	$617,201

NIM proceeds, net	4,712	32,551
Interest-only certificate proceeds	1,293	2,879
Excess cashflow certificate (owner trust certificates)	--	5,959
Mortgage servicing rights	661	3,548
Gain on whole loan sales	2,036	1,016
Net loan origination fess	1,035	1,579
Less: securitization transaction costs	(484)	(3,437)

Net gain on sale recorded	$9,253	$44,095

Net gain on sale recorded as a percent of loans sold	6.0%	7.1%

   (1) $113.9 million of these mortgage loans were delivered in the first quarter of 2004 in connection with our fourth quarter 2003 securitization (which was structured as a sale) under a pre-funding feature. All of the line items above, except for “gain on whole loan sales” and “net loan origination fees” relate solely to the $113.9 million delivered in the first quarter, which we do not expect to recur as we have begun structuring our securitizations to be accounted for as secured financings, in which no gain on sale is recorded. (See “– Securitizations”).

Net gain on sale of mortgage loans decreased $34.8 million, or 79.0%, to $9.3 million for the six months ended June 30, 2004, from $44.1 million for the comparable period in 2003. This decrease was directly related to our structuring the securitizations we issued in the first six months of 2004 as secured financings. This structure recognizes the related revenue as interest income over the life of the loans instead of recording virtually all of the income upfront as a gain on sale as our 2003 and prior structures required under SFAS No. 140. In the six months ended June 30, 2004, we delivered $113.9 million of mortgage loans through a pre-funding feature in connection with our fourth quarter 2003 securitization (which was structured as a sale) and sold $41.4 million of mortgage loans on a servicing-released basis, compared to $595.9 million of mortgage loans securitized (all of which in securitizations structured to be accounted for as sales) and $21.3 million of mortgage loans sold on a servicing-released basis during the same period in 2003.

The weighted average net gain on sale ratio for the six months ended June 30, 2004 (representing the mortgage loans we delivered under the pre-funding feature of our fourth quarter 2003 securitization and whole loans sales), and for the comparable period in 2003, was 6.0% and 7.1%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Interest Income. The following table is a summary of interest income:

	Six Months Ended
	June 30,

(Dollars in thousands)	2004	2003

Interest on mortgage loans held for sale, net	$7,185	$4,410
Interest on mortgage loans held for investment, net	16,295	--
Securitization bond interest	1,691	277
Miscellaneous interest income	537	295

Total interest income	$25,708	$4,982

Interest income increased $20.7 million, or 416.0%, to $25.7 million for the six months ended June 30, 2004, from $5.0 million for the comparable period in 2003. The increase is primarily due to (1) the recording of interest on our loans held for investment of $16.3 million; (2) the increase in securitization bond interest due to the composition of fixed-rate pass-through certificates issued during the six months ended June 30, 2004, compared to adjustable rate pass-through certificates issued in the same period of 2003 and (3) a higher average loan balance on the loans we originated and held for sale during the six months ended June 30, 2004 compared to the same period in 2003.

Excess Cashflow Certificate Income. The following table is a summary of excess cashflow certificate income:

	Six Months Ended
	June 30,

(Dollars in thousands)	2004	2003

Cash receipts from excess cashflow certificates	$1,690	$3,460
Change in fair value	(588)	(2,223)

Total excess cashflow certificate income	$1,102	$1,237

Since we structured our 2004 securitizations to be accounted for as a secured financings, we no longer record excess cashflow certificates on the consolidated balance sheet. Excess cashflow certificate income decreased $0.1 million to $1.1 million for the six months ended June 30, 2004, from $1.2 million for the six months ended June 30, 2003.

Other Income. Other income decreased approximately $272,000, to $79,000 for the six months ended June 30, 2004, from $351,000 for the six months ended June 30, 2003. The decrease was primarily the result of not receiving any income from the LLC in the six months ended June 30, 2004. During the six months ended June 30, 2003, we received $218,000 of income related to the LLC. We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003, due to a dispute with the LLC’s President, which has led us to commence a lawsuit to recover all of the amounts due to us. See “–Part II, Item 1–Legal Proceedings.”

Expenses

Total expenses increased by $16.7 million, or 52.5%, to $48.7 million for the six months ended June 30, 2004, from $32.0 million for the comparable period in 2003. This increase is primarily due to financing expenses related to our 2004 securitizations, higher warehouse financing expenses and increased payroll and related costs associated with increases in our mortgage loan production and added personnel. The increase was also slightly related to a $0.1 million net loss we recorded on derivative instruments that was incurred in connection with our 2004 securitizations.

Payroll and Related Costs. Payroll and related costs increased by $6.7 million, or 38.1%, to $24.2 million for the six months ended June 30, 2004, from $17.5 million for the comparable period in 2003. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of June 30, 2004, we employed 966 full- and part-time employees, an increase of 22.3% over the 790 full- and part-time employees as of June 30, 2003. Additionally, payroll and related costs were higher due to higher loan commissions paid, resulting from higher loan production during the first six months of 2004 compared to the same period in 2003.

Interest Expense. The following table presents the components of interest expense:

	Six Months Ended
	June 30,

(Dollars in thousands)	2004	2003

Interest on warehouse financing	$2,936	$1,827
Interest on mortgage loans held for investment financing	3,343	--
Interest on NIM financing	547	--
Interest on Interest-only financing	411	--
Interest on other borrowings	144	133
Interest on senior notes (1)	--	515

Total interest expense	$7,381	$2,475

(1) On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004.

Interest expense increased by $4.9 million, or 198.2%, to $7.4 million for the six months ended June 30, 2004 from $2.5 million for the comparable period in 2003. The increase was primarily due to the interest expense related to the financing of mortgage loans held for investment, NIMs and interest-only notes and, to a lesser extent, the increase in loans originated and financed during the period in our warehouse facilities, compared to the same period in 2003. Partially offsetting these increases was the lower warehouse financing costs due to a lower average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate decreased on average to 1.13% for the first six months of 2004, compared to an average of 1.30% for the same period in 2003.

General and Administrative Expenses. General and administrative expenses increased $2.5 million, or 20.4%, to $14.4 million for the six months ended June 30, 2004, from $11.9 million for the six months ended June 30, 2003. The increase was primarily due to an increase in expenses associated with higher loan production, the consequent 22.3% increase in personnel and the ongoing expansion of our wholesale and retail divisions. Also contributing to the increase in general and administrative expenses was the increase in servicing expenses associated with the loans held for investment in 2004 and increased accounting and professional fees related to Sarbanes-Oxley documentation initiatives undertaken in 2004.

Provision for Loan Losses and Recourse Loans. We recorded a provision for loan losses of $2.7 million for the six months ended June 30, 2004 related to mortgage loans held for investment and sale. We did not have a provision for recourse loans for the six months ended June 30, 2004, compared to $0.1 million provision for the six months ended June 30, 2003. The increase in the provision for loan losses is primarily due to us recording a provision on mortgage loans held for investment of approximately $2.7 million for the six months ended June 30, 2004. We did not have a loan loss provision for mortgage loans held for investment for the comparable period in 2003, as we did not hold loans for investment at that time.

Loss on Derivative Instruments. During the six months ended June 30, 2004, we recorded a net loss on derivative instruments totaling $0.1 million. The net loss was comprised of (1) a $4.3 million loss relating to the interest rate swaps used to hedge approximately $540.2 million of securitization variable-rate debt that were not accounted for as hedge instruments; and (2) a $4.2 million gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004. There were no gains or losses related to derivative instruments for the six months ended June 30, 2003.

Income Taxes. We recorded an income tax benefit of $4.9 million for the six months ended June 30, 2004 due to the pretax loss recorded based on an effective tax rate of approximately 39%.

We recorded a provision for tax expense of approximately $0.3 million for the six months ended June 30, 2003. The tax provision primarily related to excess inclusion income generated by our excess cashflow certificates during the first six months of 2003.

Financial Condition

June 30, 2004 Compared to December 31, 2003

Mortgage Loans Held for Sale, Net. Mortgage loans held for sale, net decreased $50.3 million, or 26.4%, to $140.5 million at June 30, 2004, from $190.8 million at December 31, 2003. This represents mortgage loans held for sale awaiting either a whole loan sale or securitization. The decrease was primarily due to the net difference between loan originations and loans securitized or sold during the six months ended June 30, 2004.

A summary of mortgage loans held for sale, net:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Mortgage loans held for sale	$140,924	$191,402
Net deferred origination fees	(412)	(501)
Reserve for impairment	(47)	(100)

Mortgage loans held for sale, net	$140,465	$190,801

Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net were $1.1 billion at June 30, 2004. Our securitizations of mortgage loans during the first six months of 2004 were structured to be accounted for as secured financings. Under this securitization structure, the securitization trust holds mortgage loans as assets. This account represents our basis in the mortgage loans that were delivered to the securitization trusts, net of deferred fees and loan loss allowance. Prior to 2004, we did not structure our securitizations as financings and, as such, we did not have mortgage loans held for investment.

A summary of mortgage loans held for investment, net:

(Dollars in thousands)	June 30, 2004

Mortgage loans held for investment	$1,060,538
Net deferred origination fees	(1,485)
Allowance for loan losses	(2,676)

Mortgage loans held for investment, net	$1,056,377

Excess Cashflow Certificates, Net. The following table presents the activity related to our excess cashflow certificates, net for the six months ended June 30, 2004 and twelve months ended December 31, 2003:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Balance, beginning of year	$19,853	$24,565
Originated excess cashflow certificates	--	6,941
Excess cashflow certificates sold	--	(10,000)
Net amortization of excess cashflow certificates	(589)	(1,653)

Balance, end of period	$19,264	$19,853

Since we structured our 2004 securitizations to be accounted for as a secured financings, we no longer record excess cashflow certificates on newly issued securitizations on the consolidated balance sheet. During the year ended December 31, 2003, we sold $10.0 million of excess cashflow certificates for $10.2 million. No such sales have occurred during the six months ended June 30, 2004.

Accrued Interest Receivable. Accrued interest receivable increased $6.2 million to $6.4 million at June 30, 2004, from $0.2 million at December 31, 2003. The increase is primarily due to the $6.4 million of accrued interest we recorded at June 30, 2004 relating to mortgage loans held for investment as of the same date. Offsetting the increase was a $0.2 million decrease in the accrued interest receivable related to mortgage loans held for sale during the same time period.

Prepaid and Other Assets. Prepaid and other assets increased $15.7 million, or 339.5%, to $20.3 million at June 30, 2004, from $4.6 million at December 31, 2003. The increase is primarily due to (1) the $14.6 fair value of corridors designated as hedging instruments to hedge the 1-month LIBOR securitization cost of funds and (2) $4.7 million relating to securitization transaction costs that will be recognized as a yield adjustment to interest expense over the estimated life of the secured financing. This increase was partially offset by the securitization transaction costs previously capitalized at December 31, 2003. These costs related to the fourth quarter 2003 securitization and were subsequently recognized when we delivered the subsequent loans in January 2004 to the securitization trust created in the fourth quarter 2003 and structured as a sale as part of the pre-funding mechanism.

Deferred Tax Asset. Deferred tax asset increased $5.6 million, or 18.0%, to $36.8 million at June 30, 2004, from $31.2 million at December 31, 2003. The increase is primarily due to the tax benefit recorded on the pre-tax loss for the six months ended June 30, 2004.

Warehouse Financing. Warehouse financing decreased $61.0 million, or 42.2%, to $83.8 million at June 30, 2004, from $144.8 million at December 31, 2003. The decrease was due to a lower amount of mortgage loans held for sale to be financed under our warehouse credit facilities at June 30, 2004 compared to December 31, 2003.

Financing on Mortgage Loans Held for Investment, Net. Financing on mortgage loans held for investment was $1.1 billion at June 30, 2004. This represents the corresponding securitization debt used to finance loans held for investment, and notes issued in connection with the issuance of interest-only certificates and NIM securities. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment. Prior to 2004, we did not structure our securitizations as financings and, as such, we did not have mortgage loans held for investment or related borrowings.

The following is a summary of financing on mortgage loans held for investment, net:

(Dollars in thousands)	June 30, 2004

Securitization pass-through certificates, net	$1,036,357
NIM notes	55,880
Interest-only notes	8,906

Total financing on mortgage loans held for investment, net	$1,101,143

Accrued Interest Payable. Accrued interest payable increased $1.2 million to $1.3 million at June 30, 2004 from $0.1 million at December 31, 2003. This increase was directly related to the accrued interest on the securitization debt. Prior to 2004, we did not structure our securitizations as secured financings and, as such, had no related accrued interest payable, and only limited accrued interest payable associated with our warehouse debt.

Servicing Premium Reimbursement. In connection with our 2004 securitizations, we received $7.3 million servicing premium reimbursement from the securitization servicer for the right to service our securitizations. The net remaining balance at June 30, 2004 totaled $7.0 million. The servicing premium reimbursement is amortized over the life of the securitizations based on the level yield method as a reduction to servicing expense.

Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $7.8 million, or 67.8%, to $19.3 million at June 30, 2004, from $11.5 million at December 31, 2003. The increase was primarily due to: (1) $4.4 million related to interest rate swaps capitalized in association with hedge accounting, and (2) $3.3 million relating to payroll accruals for base pay, commission, and bonuses.

Stockholders’ Equity. Stockholders’ equity decreased $22.3 million, or 23.2%, to $73.7 million at June 30, 2004 from $96.0 million at December 31, 2003. This decrease is primarily due to our redemption of $13.9 million of our preferred stock and the declaration of an $848,000 common stock dividend paid on July 9, 2004. Additionally, the decrease was due to the recording of a net loss of $7.7 million for the six months ended June 30, 2004, which is related to our change in securitization structures and the consequent accounting change from “gain-on-sale accounting” to “portfolio accounting” in the first six months of 2004.

Contractual Obligations

The following table summarizes our material contractual obligations at June 30, 2004:

(Dollars in thousands)		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

Securitization pass-through certificates (1)	$1,036,357	$218,371	$469,953	$184,584	$163,449
NIM notes (1)	55,880	38,513	17,367	--	--
Interest-only notes (1)	8,906	6,853	2,053	--	--

	$1,101,143	$263,737	$489,373	$184,584	$163,449

Operating leases	$19,542	$4,694	$9,801	$4,805	$242

Capital leases	$2,771	$1,251	$1,520	$--	$--

(1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. These non-conforming mortgage loan commitments do not meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At June 30, 2004, and December 31, 2003, we had outstanding origination commitments to fund approximately $65.7 million and $52.8 million, respectively, in mortgage loans.

Liquidity and Capital Resources

We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We have increased our working capital over the last ten quarters, primarily by generating substantial cash proceeds from our quarterly securitizations, including the sale (or financing) of interest-only certificates and related NIM transactions, as our loan originations expanded. Prior to that time, however, we operated generally on a negative cash flow basis. Embedded in our current cost structure are many fixed costs, which are not likely to be significantly affected by a relatively substantial increase in loan originations. If we can continue to originate a sufficient amount of mortgage loans and generate sufficient cash proceeds from our securitizations and sales of whole loans – and ultimately from our mortgage loans held for investment as we intend to grow our securitized mortgage portfolio – to offset our current cost structure and cash uses, we believe we can continue to generate positive cash flow in the next several fiscal quarters. However, there can be no assurance that we will be successful in this regard. In addition, we may choose to not issue interest-only certificates and/or NIM notes, which will negatively impact our cash flow in any quarter we do so.

We believe we must generate sufficient cash from the following in order to generate positive cash flow:

•	the proceeds we receive from selling or financing NIM and /or interest-only certificates in connection with our securitizations;

•	the servicing premiums reimbursement we receive from our servicer for the right to service the securitization mortgage loans;
•	the premiums we receive from selling whole loans, servicing released;

•	origination fees on newly closed loans;

•	excess cashflow certificates we retained in connection with our securitizations prior to 2004;

•	interest income we receive on our loans held for sale prior to securitization and/or whole loans sales; and

•	principal payments and interest income we receive on our loans held for investment and sale.

Currently, our primary uses of cash requirements include the funding of:

•	mortgage loans held for sale which are not financed;

•	interest expense on warehouse lines of credit, financing of mortgage loans held for investment, and other financing;

•	scheduled principal pay downs on other financing;

•	transaction costs and credit enhancement (O/C) in connection with our securitization program;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•	tax payments on excess inclusion income generated from our excess cashflow certificates; and

•	common stock dividends.

Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of corporate debt, issuances of equity, and the sale (or financing) of interest-only certificates and/or NIM notes and mortgage servicing rights sold in conjunction with each of our securitizations to offset our negative operating cash flow and support our originations, securitizations, and general operating expenses.

Currently, our primary sources of liquidity, subject to market conditions, continue to be:

•	warehouse financing and other secured financing facilities, such as capital leasing;

•	securitizations of mortgage loans and our corresponding sale of NIM notes, and/or interest-only certificates, depending upon the securitization structure, and mortgage servicing rights;

•	sales of whole loans;

•	cash flows from retained excess cashflow certificates;

•	cash flows from our mortgage loans held for sale and for investment;

•	origination fees, interest income and other cash revenues; and

•	selling or financing our retained excess cashflow certificates.

We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $1.2 million at June 30, 2004 and $1.8 million at December 31, 2003. Included in accounts payable is an allowance for recourse loans related to those loans sold with recourse of $0.9 million at June 30, 2004 and $1.1 million at December 31, 2003.

We may, from time to time, repurchase in the open market some of our outstanding capital stock and/or sell some or all of our remaining excess cashflow certificates.

On July 21, 2004, we announced the public offering of 4,375,000 shares of our common stock at a price of $6.50 per share. The offering closed on July 26, 2004. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. We received approximately $18.7 million in net proceeds from the offering, which excludes the proceeds related to those shares sold by existing stockholders and after underwriting and other related professional fees. We used the proceeds to repay warehouse financings and originate mortgage loans.

Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in “-Forward Looking Statements and Risk Factors” below), we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least the next twelve months.

Financing Facilities

We need to borrow substantial sums of money each quarter to originate mortgage loans. We have relied upon a limited number of counterparties to provide us with the financing facilities to fund our loan originations. Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. There can be no assurance that we will be able to either renew or replace our warehouse facilities at their maturities at terms satisfactory to us or at all. If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be negatively impacted.

To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. The material terms and features of our financing facilities in place at June 30, 2004 are as follows:

Greenwich Capital Warehouse Line of Credit. We have a $350 million facility with Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides us with the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The facility provides the ability to borrow at the lesser of 97% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-180 days delinquent may be financed at lower borrowing percentages. This facility expires in October 2004. As of June 30, 2004, the outstanding balance under the facility was $47.4 million.

Citigroup Warehouse Line of Credit. We have a $350 million facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-180 days delinquent may be financed at lower borrowing percentages. This facility expires in March 2005. As of June 30, 2004, the outstanding balance under the facility was $36.4 million.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of June 30, 2004.

Interest Rate Risk

Our primary market risk exposure is interest rate risk. Our results of operations may be significantly affected by the level of and fluctuation in interest rates. ("See –Item 3. Quantitive and Qualitative Disclosures About Market Risk–Interest Rate Risk.").

Inflation

Inflation most significantly affects our loan originations and values of our excess cashflow certificates, because of the substantial effect inflation can have on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See"–Item 3. Quantitive and Qualitative Disclosures About Market Risk–Interest Rate Risk").

Impact of New Accounting Standards

In March 2004, the SEC issued SAB No. 105. SAB No. 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by SFAS No. 149. SFAS No. 149 requires that the entity that makes mortgage loan commitments for loans that are to be held for sale record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB No. 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB No. 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB No. 105 permits registrants to continue to use previously applied accounting policies to commitments for loans that are to be held for sale entered into on or before March 31, 2004. The commitments to fund mortgage loans that we provide to customers typically contain various conditions to closing and have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although, we typically honor such interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. These non-conforming mortgage loan commitments do not meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. The application of SAB No. 105 had no impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” which was subsequently amended in December 2003 by FIN No. 46R. FIN No. 46R requires a variable interest entity to be considered by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Prior to FIN No. 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interest. The consolidation requirements of FIN No. 46R are applicable to variable interest entities created after December 31, 2003. For interests held in variable interest entities created before January 1, 2004, FIN No. 46R is applicable beginning on January 1, 2005. The assets, liabilities and non-controlling interest of variable interest entities created before January 1, 2004 would initially be measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts are not practicable, fair value at the date FIN No. 46R first applies may be used. Some of our subsidiaries are QSPEs formed in prior periods in connection with securitizations accounted for as sales or mortgage loans and are not subject to the requirements of FIN No. 46R. Our subsidiaries that are considered variable interest entities subject to the requirements of FIN No. 46R, namely the trusts formed for our March 2004 securitization and trusts we will form for future securitizations treated as financings, are currently consolidated, and will be consolidated on-balance sheet in the future, and are included in our consolidated financial statements. Application of FIN No. 46R did not have a material impact on our financial condition or results of operations.

Forward-Looking Statements and Risk Factors

Except for historical information contained in the report, certain matters discussed in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act, or PSLRA, of 1995, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on a variety of important factors. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These statements include, but are not limited to, the anticipated impact to our financial statements of our change to our accounting for securitizations, our future profitability, our future cash flows and liquidity requirements, the impact of changes in interest rates, our future hedging strategy, and our ability to realize benefits from our deferred tax asset. Such statements are subject to the “safe harbor” provisions of the PSLRA. We caution readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in the report. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

•
Our ability or inability to earn a sufficient spread between our cost of funds and our average mortgage rates to generate sufficient revenues and cash flows to offset our current cost structure and cash uses;

•	Our ability or inability to return to profitability in 2005, after recording losses in 2004;

•
The effects of interest rate fluctuations and our ability or inability to hedge effectively against these fluctuations in interest rates, the effect of changes in monetary and fiscal policies, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation;

•	Our ability or inability to originate a sufficient amount of mortgage loans, and subsequent sale or securitization of such loans, to offset our current cost structure and cash uses;

•
Our ability or inability to continue our practice of securitization mortgage loans held in inventory, as well as our ability to utilize optimal securitization structures (including the sale of NIM and/or interest-only certificates, and the sale of servicing rights, at the time of securitization) at terms favorable to us to generate sufficient cash proceeds to offset our current cost structure;

•
Our ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly-originated mortgage loans held in inventory and our ability or inability to comply with covenants contained in these lines of credit;

•	The impact of changes in our accounting policies, including our change to on-balance sheet treatment of our securitizations;

•	Our ability or inability to continue to employ on-balance sheet securitizations to generate cash flows and earnings from net interest spread income;

•
The potential effect that possible conflicts with other sovereign nations, including the conflict in Iraq, or terrorist acts and/or threats, may have on the U.S. economy and capital markets, and in particular the asset-backed market;

•
The effect that the adoption of new, or amendments in, federal, state or local lending laws and regulations and the application of these laws and regulations may have on our ability to originate loans within a particular area, or to ultimately sell those loans through securitization or on a whole-loan basis. Many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, enacted federal, state and local laws could impact overcollateralization requirements set by the rating agencies, which could decrease the cash proceeds we may receive from our securitizations;

41

•
Our ability or inability to find alternative methods of generating retail leads and originating retail loans in light of the FTC’s “do no call” registries, which may limit our ability to utilize telemarketing to generate retail leads and originate retail loans. Our marketing operations are or may become subject to various federal and state “do not call” list requirements. The FTC has recently amended its rules to provide for a national “do not call” industry. Under these new federal regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from cold calling anyone on that registry. The FTC implemented this registry in 2003. These regulations may restrict our ability to market effectively or products and services to new customers. Furthermore, compliance with these regulations may prove costly and difficult, and we may incur penalties for improperly conducting our marketing activities;

•
Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, generally including but not limited to, the adoption of new, or changes in, federal, state or local lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, the adoption of new, or changes in accounting policies and practices and the application of such policies and practices. Failure to comply with various federal, state and local regulations, accounting policies and/or environmental compliance can lead to the loss of approved status, rights of rescission for mortgage loans, class action lawsuits, demands for indemnification or loan repurchases by purchasers of our loans and administrative enforcement action again us;

•
Our ability or inability to detect misrepresentations, fraudulent information or negligent acts on the part of loan applicants, mortgage brokers, other vendors or our employees in our loan originations prior to funding and the effect it may have on our business, including potentially harming our reputation or resulting in poorer performing loans;

•	Our ability or inability to continue monetizing our existing excess cashflow certificates, including without limitation, selling, financing or securitizing (through NIM transactions) such assets;

•	Our ability or inability to access the equity and debt markets upon terms favorable to us, or at all, if necessary to raise additional capital to fund our business;

•
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

•	Increased competition within our markets;

•
The effect that poor servicing or collections by third-party servicers that service the loans we originate, and/or regulatory actions and class action lawsuits against these servicers, could have on the value of our excess cashflow certificates and/or our ability to sell or securitize loans in the future;

•	The effect that an interruption in, or breach of, our information systems could have on our business;

•	Our ability or inability to adapt to an implement technological changes to become and/or remain competitive and/or efficient;

•	Unpredictable delays or difficulties in the development of new product programs;

•
The unanticipated expenses of assimilating newly-acquired business into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures;

•	Regulatory actions, which may have an adverse impact on our lending; and

•
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

Changes in the general interest rate levels between the time we originate mortgage loans and the time when we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income revenue by affecting the “excess spread” between the interest rate on the mortgage loans and the interest paid on the pass-through certificates issued by the securitization trusts. If interest rates rise between the time we originate the loans and the time we securitize or sell loans, the excess spread generally narrows, resulting in a loss in value of the loans and lower net interest income for us on mortgage loans we securitize and a lower net gain on sale for us on whole loan sales. Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life in the case of securitizations and an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans arises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in our having higher cost of funds. This decreases both the fair value of the mortgage loans, and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the loans prior to their securitization or sale. As a result, we may experience lower spreads on securitized loans and a lower gain on whole loan sales.

The following table demonstrates the sensitivity, at June 30, 2004, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

	Fair Value of	Impact to
	Excess Cashflow	Earnings
(Dollars in thousands)	Certificates	(pre-tax basis)

Fair value as of June 30, 2004	$19,264

10% increase in prepayment speed	18,108	$1,156
20% increase in prepayment speed	17,631	1,633

10% increase in credit losses	16,306	2,958
20% increase in credit losses	13,632	5,632

10% increase in discount rates	18,647	617
20% increase in discount rates	18,085	1,179

10% increase in one and six month LIBOR	17,210	2,054
20% increase in one and six month LIBOR	15,398	3,866

The sensitivities are hypothetical and are presented for illustrative purposes only. Changes in the fair value resulting from a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the resulting change in fair value may not be linear. Each change in assumptions presented above was calculated independently, without changing any other assumption. However, in reality, changes in one assumption may result in changes in another assumption, which may magnify or counteract the sensitivities. For example, a change in market interest rates may simultaneously impact prepayment speeds, credit losses and the discount rate. It is impossible to predict how one change in a particular assumption may impact other assumptions.

To reduce our financial exposure to changes in interest rates, we may hedge our mortgage loans held in inventory through hedging products that are correlated to the pass-through certificates issued in connection with the securitization of our mortgage loans (e.g. interest rate swaps). (See “–Item 2. Summary of Critical Accounting Policies–Accounting for Hedging Activities”). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments thereby impacting the amount of mortgage loans held for investment and/or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “-Interest Rate Risk” and “-Item 2.-Forward Looking Statements and Risk Factors”).

Interest Rate/Market Risk

Our general investment policy is to maintain the net interest margin between assets and liabilities.

Loan Price Volatility. Under our current mode of operation, we depend heavily on the market for wholesale non-conforming mortgage loans. To conserve capital, we may sell loans we originate. Our financial results will depend, in part, on our ability to find purchasers for our loans at prices that cover origination expenses. Exposure to loan price volatility is reduced as we acquire and retain mortgage loans.

Interest Rate Risk. Interest rates affect our ability to earn a spread between interest received on our loans and the cost of our borrowings, including the cost of corridors, if any, that are tied to various interest rate swap maturities, LIBOR, and other interest rate spread products, such as mortgage, auto and credit card backed receivable certificates. Our profitability is likely to be negatively impacted during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could impact our ability to originate loans. A significant decline in interest rates could increase the level of loan prepayments, thereby decreasing the size of the loan servicing portfolio underlying our securitizations. To the extent excess cashflow certificates have been capitalized on our financial statements, higher than anticipated rates of loan prepayments or losses could require us to write down the value of these excess cashflow certificates, adversely impacting our earnings. In an effort to mitigate the effect of interest rate risk, we periodically review our various mortgage products and identify and modify those that have proven historically more susceptible to prepayments. However, there can be no assurance that these modifications to our product line will mitigate effectively any interest rate risk in the future.

Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can harm us by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, which decreases the value of the excess cashflow certificates we receive in connection with a securitization.

Fluctuating interest rates may also affect the net interest income we earn, resulting from the difference between the yield we receive on the loans held pending sale and the interest paid by us for funds borrowed under our warehouse facilities. In the past, from time to time, we have undertaken certain measures to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. See “–Item 2. Summary of Critical Accounting Policies–Accounting for Hedging Activities”. Fluctuating interest rates also may significantly affect the excess cash flows from our excess cashflow certificates, as the interest rate on some of our asset-backed securities change monthly based on one-month LIBOR, but the collateral that backs such securities are comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates – fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six month – which creates basis risk. See “–Item 2. Summary of Critical Accounting Policies–Excess Cashflow Certificates.” With our transition to on-balance sheet portfolio securitizations in 2004, we may undertake to hedge our exposure to interest rate risk as described above in “–Item 2. Summary of Critical Accounting Policies– Accounting for Hedging Activities.”

When interest rates on our assets do not adjust at the same rates as our liabilities or when the assets have fixed-rates and the liabilities are adjusting, future earnings potential is affected. We express this interest rate risk as the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change. We assess the risk based on the change in market values given increases and decreases in interest rates. We also assess the risk based on the impact to net income in changing interest rate environments.

Management primarily uses financing sources where the interest rate resets frequently. As of June 30, 2004, borrowings under all financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed-rate; the remainder contains features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This loan is fixed for its first two years and then adjusts every six months thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, earning potential is significantly affected, as the asset rate resets would lag behind the borrowing rate resets.

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

We refer to the one-year and the three-year projections of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at June 30, 2004:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points

One Year Projection:
Net interest income (1)(2)	$45,308	$45,067	$44,825	$49,144	n/a
Percentage change from base		(0.5)%	(1.1)%	8.5%	n/a

Three Year Projection:
Net interest income (1)(2)	$88,644	$84,019	$79,284	$96,754	n/a

Percentage change from base		(5.2)%	(10.6)%	9.1%	n/a

    (1)  Net interest income from assets (income from mortgage loans held for sale, mortgage loans held for investment and interest rate caps) less expense from liabilities
          (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

    (2)  A decrease in interest rates by 200 basis points would imply rates on liabilities at or below zero.

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

We use interest rate swaps and corridors in an effort to mitigate the risk of the cost of variable rate liabilities increasing at a faster rate than the earnings on assets during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in our best interest, given the cost of hedging transactions.

We seek to build a balance sheet and undertake an interest risk management program that is likely, in management’s view, to enable us to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses income preservation, as discussed in the first part of this section.

Corridors are legal contracts between us and a third party firm or “counterparty”. The counterparty agrees to make payments to us in the future (net of the in-the-money interest rate cap sold as part of the corridor) should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We have chosen to pay the premiums at the beginning to the counterparties under each contract. Each contract has both a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn corridor income (net of the in-the-money interest rate cap sold as part of the corridor). Payments on an annualized basis equal the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed-rate of interest while receiving a rate that adjusts with one-month LIBOR.

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted average strike rates for corridors that we held as of June 30, 2004. We did not hold corridors at December 31, 2003.

(Dollars in thousands, except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter

Caps bought – notional	$1,280,555	$343,128	$632,863	$76,375	$56,697	$171,492
Weighted average strike price	$4.32	$2.81	$3.71	$6.96	$7.21	$7.43

Caps sold - notional	$1,280,555	$343,128	$632,863	$76,375	$56,697	$171,492
Weighted average strike price	$7.09	$6.24	$6.50	$9.28	$9.27	$9.28

Item 4. Controls and Procedures.

At June 30, 2004, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls following the date that we performed our evaluation. There were no significant deficiencies or material weaknesses identified during the course of this evaluation.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of these class actions and other litigation is summarized below.

46

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act, or HOEPA, the Truth in Lending Act, or TILA, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In or about October 1999 and November 1999, respectively, the NYSBD and our company submitted opposition to plaintiffs’ motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the Court’s behest in April 2004. In August 2004, the Court approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected.. We believe we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
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

47

•
In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against the LLC, Delta Funding Residual Management, Inc., or DFRM, and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest: (b) specific performance of the LLC’s obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered the New York County action. In February 2004, the Nassau County Court denied Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Morrison’s countersuit, which is fully briefed. No decision has been rendered as yet by the Court. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

•
In or about December 2003, we received a notice that we had been named in a two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek: (a) certification of a class of plaintiffs; (b) direction to return fax fees charged to borrowers; (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged: (1) breach of contract, (2) statutory fraud, and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims, and in March 2004 we filed a motion to dismiss the case pertaining to per diem interest claims. The plaintiff was granted leave to file a motion to amend his complaint in the fax fee case, which rendered our February 2004 motion to dismiss moot. The plaintiff filed an amended complaint in July 2004. We have not yet answered but intend to file a new motion to dismiss in August 2004. The motion to dismiss the per diem interest case is fully briefed and is scheduled to be heard by the Court in August 2004. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On July 26, 2004, we completed a public offering of 4,375,000 shares of our common stock at a price of $6.50 per share. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. The common stock was issued pursuant to a registration statement on Form S-2 (Registration No. 333-114896) that was initially filed with the Securities and Exchange Commission on April 27, 2004 and amended on June 9, 2004.

The underwriters for the offering were JMP Securities, SunTrust Robinson Humphrey and Roth Capital Partners. Underwriter’s discounts and commissions for the common stock offering relating to the shares we sold totaled $1,223,663. Total expenses for the common stock offering relating to the shares we sold were approximately $430,000. The common stock offering generated net proceeds to us of approximately $18.7 million, which were used as follows:

(Dollars in thousands)
Repayment of warehouse financing	$16,979
Originate mortgage loans	1,762

Total	$18,741

48

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

  Our annual meeting of stockholders was held on May 11, 2004. At the meeting, Sidney A. Miller, Martin D. Payson and Spencer I. Browne were re-elected as Class II Directors for a term of three years. Hugh Miller, and Margaret A. Williams, continue to serve as Class III Directors and Richard Blass and Arnold B. Pollard continue to serve as Class I Directors.

▪	Votes cast in favor of Mr. Sidney A. Miller’s selection totaled 15,926,921, while 19,302 votes were withheld.
▪	Votes cast in favor of Mr. Martin D. Payson’s selection totaled 15,927,447, while 18,776 votes were withheld.
▪	Votes cast in favor of Mr. Spencer I. Browne’s selection totaled 15,926,181, while 20,042 votes were withheld.

       The stockholders also voted to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004. Votes cast in favor of this ratification were 15,904,308, while votes cast against were 7,475 and abstentions totaled 34,440.

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exh. No.	Filed	Description

10.1	*
Pooling and Servicing Agreement, dated as of June 1, 2004, between, Delta Funding Corporation, as Seller, Renaissance Mortgage Acceptance, as Depositor, Ocwen Federal Bank FSB, as Servicer, and Wells Fargo Minnesota, National Association, as Trustee.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	*	Section 1350 Certification of the Chief Executive Officer
32.2	*	Section 1350 Certification of the Chief Financial Officer
___________________
(*) Filed herewith

(b)  Reports on Form 8-K:

On June 30, 2004, we furnished a Form 8-K containing our (1) June 29, 2004, press release announcing that we hired two new officers; (2) April 28, 2004 press release announcing our results for the three months ended March 31, 2004; and (3) May 17, 2004 press release announcing a revision to our financial results for the three months ended March 31, 2004.

49

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA FINANCIAL CORPORATION (Registrant

Date: August 16, 2004	By:	/s/ Hugh Miller

Title: President and Chief Executive Officer

By:	/s/ Richard Blass

Title: Executive Vice President and Chief Financial Officer

50