Form 10-Q
period 2004-09-30
DELTA FINANCIAL CORP
filed 2004-11-10
CIK 1021848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

Yes [ x ]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [ x]

As of November 2, 2004, 20,251,699 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
(Dollars in thousands, except for share data)	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$5,349	$4,576
Mortgage loans held for sale, net	130,372	190,524

Mortgage loans held for investment, net of discounts and deferred origination fees	1,636,180	--
Less: Allowance for loan losses	(5,788)	--
Mortgage loans held for investment, net	1,630,392	--

Trustee receivable	17,163	--
Accrued interest receivable	8,701	197
Excess cashflow certificates	16,709	19,853
Equipment, net	3,983	3,147
Accounts receivable	5,826	2,893
Prepaid and other assets	28,244	4,617
Deferred tax asset	39,833	31,184
Total assets	$1,886,572	$256,991

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,298	$2,292
Warehouse financing	57,901	144,826
Financing on mortgage loans held for investment, net	1,712,675	--
Other borrowings	2,934	2,362
Accrued interest payable	2,629	62
Accounts payable and other liabilities	20,789	11,496
Total liabilities	1,798,226	161,038

Stockholders’ Equity:
Preferred stock, Series A, $100 preference value. Authorized 150,000 shares, 139,156 shares outstanding at December 31, 2003	--	13,916
Common stock, $.01 par value. Authorized 49,000,000 shares; 20,358,599 and 17,032,052 shares issued and 20,241,799 and 16,915,252 shares outstanding at September 30, 2004 and December 31,2003, respectively	204	170
Additional paid-in capital	119,220	99,913
Accumulated deficit	(28,152)	(16,728)
Accumulated other comprehensive loss, net of taxes	(1,608)	--
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	88,346	95,953
Total liabilities and stockholders’ equity	$1,886,572	$256,991

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2004	2003	2004	2003

Interest income	$30,809	$3,253	$56,853	$9,223
Interest expense	12,317	1,373	19,740	3,848
Net interest income	18,492	1,880	37,113	5,375
Provision for loan losses	3,113	--	5,813	--
Net interest income after provision for loan losses	15,379	1,880	31,300	5,375

Non-interest income:
Net gain on sale of mortgage loans	2,630	25,783	11,883	69,878
Other income	393	298	597	897
Total non-interest income	3,023	26,081	12,480	70,775

Non-interest expense:
Payroll and related costs	13,435	10,816	37,589	28,307
General and administrative	7,928	6,005	21,616	18,002
Loss on derivative instruments	7	--	146	--
Total non-interest expense	21,370	16,821	59,351	46,309

(Loss) income before income tax (benefit) expense	(2,968)	11,140	(15,571)	29,841
Provision for income tax (benefit) expense	(1,149)	(30,455)	(6,007)	(30,152)
Net (loss) income	$(1,819)	$41,595	$(9,564)	$59,993

Other Comprehensive (Loss) Income:
Net unrealized holding losses on derivatives arising during the period	(1,653)	--	(1,608)	--
Other comprehensive (loss) income	$(3,472)	$41,595	$(11,172)	$59,993

Per Share Data:
Basic - weighted average number of shares outstanding	19,347,154	16,283,420	17,744,372	16,132,909
Diluted - weighted average number of shares outstanding	19,347,154	18,543,094	17,744,372	18,453,931

Net (loss) income applicable to common shares	$(1,819)	$41,595	$(9,564)	$59,297

Basic earnings per share - net (loss) income	$(0.09)	$2.55	$(0.54)	$3.68
Diluted earnings per share - net (loss) income	$(0.09)	$2.24	$(0.54)	$3.21

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004
(Unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total

Balance at December 31, 2003	$13,916	$170	$99,913	$(16,728)	$--	$(1,318)	$95,953
Stock options exercised, net of tax benefit	--	3	597	--	--	--	600
Redemption of preferred stock	(13,916)	--	--	--	--	--	(13,916)
Shares issued in secondary offering	--	31	18,710	--	--	--	18,741
Dividends paid on common stock	--	--	--	(848)	--	--	(848)
Dividend declared and payable	--	--	--	(1,012)	--	--	(1,012)
Net unrealized losses from derivatives, net of tax	--	--	--	--	(1,608)	--	(1,608)
Net loss	--	--	--	(9,564)	--	--	(9,564)
Balance at September 30, 2004	$--	$204	$119,220	$(28,152)	$(1,608)	$(1,318)	$88,346

 See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net (loss) income	$(9,564)	$59,993
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	5,813	--
Provision for recourse loans	--	88
Depreciation and amortization	1,416	1,245
Deferred tax benefit	(7,621)	(30,143)
Deferred origination costs	(1,731)	(534)
Gain on change in fair value of excess cashflow certificates	(307)	(220)
Amortization and fair value change of bond securitizations
deferred cost and premiums	(3,617)	--
Cash flows received from excess cashflow certificates, net of
new excess cashflow certificates received in securitization	3,451	(5,001)
Proceeds on sale of excess cashflow certificates	--	10,220
Proceeds from sale of mortgage servicing rights	12,342	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,933)	(406)
Decrease (increase) in mortgage loans held for sale, net	61,668	(101,041)
Increase in trustee receivable, net	(17,163)
Increase in accrued interest receivable	(8,918)	1
Increase in prepaid and other assets	(23,959)	(1,083)
Increase (decrease) in accrued interest payable	2,567	(245)
Increase in accounts payable and other liabilities	8,846	1,647
Net cash provided by (used in) operating activities	20,290	(65,479)

Cash flows from investing activities:
Increase in mortgage loans held for investment, net	(1,647,129)	--
Purchase of equipment	(2,252)	(1,471)
Net cash used in investing activities	(1,649,381)	(1,471)

Cash flows from financing activities:
(Repayment of) proceeds from warehouse financing, net	(86,925)	68,657
Proceeds of financing on mortgage loans held for investment, net	1,712,634	--
Proceeds from (repayment of) other borrowings, net	572	(637)
Decrease in bank payable	(994)	(77)
Redemption of preferred stock	(13,916)	--
Redemption of senior notes	--	(87)
Cash dividends paid on preferred stock	--	(696)
Cash dividends paid on common stock	(848)	--
Proceeds from common stock issued in secondary offering, net	18,741	--
Proceeds from exercise of warrants	--	4
Proceeds from exercise of stock options	600	274
Net cash provided by financing activities	1,629,864	67,438

Net increase in cash and cash equivalents	773	488

Cash and cash equivalents at beginning of period	4,576	3,405

Cash and cash equivalents at end of period	$5,349	$3,893

Supplemental Information:
Cash paid during the period for:

Interest	$17,173	$4,094
Income taxes	$1,719	$853

Non cash transactions:

Dividends payable	$1,012	$--
Unrealized losses on derivatives	$(1,608)	$--

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that will be expected for the entire year.

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

(3)  Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents includes cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $213,000 and $250,000 of interest-bearing deposits with select financial institutions at September 30, 2004 and December 31, 2003, respectively.

Additionally, cash and cash equivalents as of September 30, 2004 and December 31, 2003, included restricted cash held for various reserve accounts totaling $575,000 and $225,000, respectively.

(b) Mortgage Loans Held for Sale, Net

Mortgage loans we have originated, but have not yet sold, are classified as “mortgage loans held for sale.” Mortgage loans held for sale, net represent fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years. These mortgage loans are secured by residential properties and are recorded at the lower of amortized cost or market value.

We typically hold our mortgage loans held for sale for no more than 120 days, and for 60 days on average, before they are sold and/or securitized in the secondary market. During the period in which the loans are held for sale, we earn the coupon rate of interest paid by the borrower and pay interest to the lenders that provide our warehouse financing, to the extent that we utilize such financing. We also pay a sub-servicing fee to a third party during the period the loans are held for sale. Loan origination fees, discount points and certain direct origination costs associated with loans held for sale are initially recorded as an adjustment of the cost of the loan. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

(c) Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net represent loans we securitized through transactions structured to be accounted for as secured financings. Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, net of discounts and net of deferred originations fees or costs.

The allocated cost basis of the mortgage servicing rights (“MSRs”) is recorded as an asset with an offsetting reduction (i.e., discount) in the cost basis of the mortgage loans. Under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” the discount is measured using the relative fair values of the mortgage loans and MSRs to allocate the carrying value between the two assets. The resulting discount is accreted to interest income on a level yield basis over the contractual life of the related loans using the interest method calculation.

In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” the net deferred origination fees or costs are amortized to income on a level yield basis over the contractual life of the related loans using the interest method calculation.

The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on the amount of time spent and actual costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans for that period. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts for the nine months ended September 30, 2004. Management periodically reviews its time and cost estimates to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail segments.

The secured financing related to these securitizations is included in our consolidated balance sheet as financing on mortgage loans held for investment.

(d) Allowance and Provision for Loan Losses

In connection with our mortgage loans held for investment, we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that probable losses on these loans are borne by us. Provision amounts are charged as a current period expense to operations. We charge off uncollectible loans at the time they are deemed not probable of being collected. In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio and an allowance estimate is created. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to calculate or estimate the allowance for loan losses. We do not assess individual mortgage loans for impairment due to the homogeneous nature of the loans. A provision for loan losses is charged to our consolidated statement of operations. Losses incurred are written-off against the allowance.

In evaluating the adequacy of this allowance, there are qualitative factors and estimates that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrower’s ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control, there is inherent uncertainty in these items and it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for losses, any increase in the provision for losses would decrease our income for that period. Management considers the current allowance to be adequate.

Additionally, in connection with loans sold on a recourse basis (prior to 1991), we have a recourse reserve (included on the balance sheet within “accounts payable and other liabilities”), which is based on our estimate of probable losses to be borne by us under the terms of the recourse obligation. The methodology under which the recourse reserve is calculated is similar to the methodology utilized in determining the allowance for loan losses. Management considers the current recourse reserve to be adequate.

(e) Trustee Receivable

Trustee receivable principally represents any un-remitted principal payments collected by the securitization trust’s third party loan servicer subsequent to the monthly remittance cut-off date. Each month the third party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments received through a mid-month cut-off date. Unscheduled principal payments and prepaid principal loan payments received after the cut-off date for the current month are recorded by us as a trustee receivable on the consolidated balance sheet. The trustee or third party loan servicer retains these unscheduled principal payments until the following month’s scheduled remittance date, at which time they principally will be used to pay down financing on mortgage loans held for investment, net.

(f) Excess Cashflow Certificates

In securitization transactions structured to be accounted for a sales (prior to 2004), the excess cash flow certificates may represent one or all of the following assets: (1) residual interest (“BIO”) certificates, (2) P certificates (prepayment penalty fees), (3) payments from our interest rate cap providers, and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates are classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their allocated fair value. The amount recorded for the excess cashflow certificates is reduced for cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value in accordance with SFAS No. 140. Any changes in fair value are recorded as a component of “other income” in our consolidated statement of operations. For the three and nine months ended September 30, 2004, we recorded $307,000 of income due to an increase in the fair value of excess cashflow certificates. For the three and nine months ended September 30, 2003, we recorded no fair value adjustments related to excess cashflow certificates.

We are not aware of any active market for the sale of our excess cashflow certificates. Accordingly, our estimate of fair value is subjective. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and forward LIBOR curves to value future expected excess cash flows. We regularly analyze and review our assumptions to determine that the expected return (interest income) on our excess cashflows certificates is within our expected range.

The Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Recognition of Interest and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which provides guidance on expected return (interest income) recognition and fair value measurement for interests (excess cashflow certificates) retained in a securitization transaction accounted for as a sale. In order to determine whether there has been a favorable change (increase to earnings) or an adverse change (decrease to earnings) in estimated cash flows from the cash flows previously projected, a comparison of the present value of the remaining cash flows estimated as of the last revision date against the present value of the cash flows estimated at the current financial reporting date is performed. The cash flows are discounted at a rate equal to the current yield used to accrete the excess cashflow certificates. If the present value of the cash flows estimated at the last date previously revised is less than the present value of the current estimated cash flows, the change is considered favorable. If the present value of the cash flows estimated at the last date previously revised is greater than the present value of the current estimated cash flows, the change is considered adverse.

(g) Real Estate Owned

Real estate owned (“REO”) represents properties acquired through, or in lieu of, foreclosure. REO properties are recorded at the lower of cost or fair value, less estimated selling costs. REO properties are periodically evaluated for recoverability and any subsequent declines in value are reserved for through a provision. Gains or losses on the sale of REO properties are recognized upon disposition.

The balance of REO, if any, is included in “prepaid expenses and other assets” on the consolidated balance sheet. We had no REO properties as of September 30, 2004 or December 31, 2003.

(h) Interest Income

Interest income primarily represents the sum of (a) the gross interest, net of servicing fee, we earn on mortgage loans held for investment; (b) the gross interest we earn on mortgage loans held for sale; (c) securitization accrued bond interest (income received from the securitization trust for fixed-rate pass-through certificates at the time of securitization settlement); (d) excess cashflow certificate income; (e) cash interest earned on bank accounts; and (f) amortized discounts, deferred costs and fees recognized on a level yield basis.

Interest on mortgage loans is recognized as revenue when earned according to the terms of the mortgages and when, in the opinion of management, it is deemed collectible. Mortgage loans are placed on non-accrual status generally when the loan becomes 90 days past due or earlier when concern exists as to the ultimate collectability of principal or interest. A non-accrual loan will be returned to accrual status when principal and interest payments become current, and the loan is anticipated to be fully collectible.

At September 30, 2004, we placed $6.0 million of mortgage loans held for investment on non-accrual status. At December 31, 2003, we had no mortgage loans held for investment on non-accrual status.

(i) Interest Expense

Interest expense primarily represents the borrowing costs under (a) our warehouse credit facilities to finance loan originations; (b) financing and related costs on mortgage loans held for investment and NIM notes; (c) equipment financing; and (d) in 2003, our senior notes, which we redeemed in October 2003.

(j) Gain on Sale of Mortgage Loans

Gains and losses on the sale of mortgage loans held for sale are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. Any unamortized origination fees or costs at the date of sale are reflected as an adjustment to gain on sale.

(k)Mortgage Servicing Rights Sales

We allocate a portion of the accounting basis of the mortgage loans held for investment to the mortgage servicing rights, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans using the interest method calculation. We generally sell the mortgage servicing rights to a third party as of the securitization date. For the three and nine months ended September 30, 2004, we received $5.0 million and $12.3 million, respectively, from a third party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings.

Prior to the first quarter 2004 securitization, the mortgage servicing rights sold were treated as a component of the net gain on sale of mortgage loans. For the three and nine months ended September 30, 2003, we received $2.7 million and $6.3 million, respectively, from a third party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as a sale.

        (l) Derivative Instruments

We regularly issue securitization pass-through certificates collateralized by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when pass-through certificates are issued. Our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financing. At times, we also use corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) that are designed to limit our financing costs within the securitization by maintaining minimum margins. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and neither is used for speculative purposes.

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

Cash flow hedge accounting is appropriate for hedges of uncertain cash flows associated with future periods - whether as a consequence of interest to be received or paid on existing variable-rate assets or liabilities or in connection with intended purchases or sales.

Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income or Loss (“OCI”) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies for hedge accounting, the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings.

(4)  Reent Accounting Developments

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

(5)  Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides three alternative methods for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In accordance with SFAS No. 148, and as allowed by SFAS No. 123, we continue to apply the intrinsic-value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options. Under this method, compensation expense is recorded over the vesting period only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Accordingly, no compensation expense has been recognized for stock option awards granted through September 30, 2004 since the exercise price was at the fair market value of the Company’s common stock on the grant date. We have elected to adopt only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma net (loss) income as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) income, as reported	$(1,819)	$41,595	$(9,564)	$59,993
Deduct total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of tax	72	77	213	220
Pro forma net (loss) income	(1,891)	41,518	(9,777)	59,773
Less preferred stock dividend	--	--	--	696
Pro forma net (loss) income applicable to common shares	$(1,891)	$41,518	$(9,777)	$59,077

Earnings per share:
Basic - as reported	$(0.09)	$2.55	$(0.54)	$3.68
Basic - pro forma	$(0.10)	$2.55	$(0.55)	$3.66
Diluted - as reported	$(0.09)	$2.24	$(0.54)	$3.21
Diluted - pro forma	$(0.10)	$2.24	$(0.55)	$3.20

(6)  Securitization Financing

Commencing in 2004, we began to structure our securitizations to be accounted for as secured financings, in accordance with SFAS No. 140. We have completed three securitizations during the first nine months of 2004 that were structured as secured financings. Prior to March 2004, we structured our securitizations as sales. We intend to utilize this secured financing structure for the foreseeable future. Accounting for secured financing under SFAS No. 140 is referred to as “portfolio-based” accounting. The three 2004 securitizations do not meet the qualified special purpose entity (“QSPE”) criteria under SFAS No. 140. Our pre-2004 securitizations did meet the QSPE criteria, which required the securitizations to be accounted for as a sale of mortgage loans.

For our three 2004 securitizations, the securitization trust holds mortgage loans, referred to as “securitization loans,” and issues debt represented by securitization pass-through certificates. Accordingly, the securitization loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under “financing on mortgage loans held for investment, net.” Since these securitizations were structured as financings and not sales, no gain-on-sale revenue was recorded at the time the securitizations closed. Rather, we record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with each securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the pass-through certificates. We also allocate a portion of the accounting basis of the mortgage loans held for investment to the mortgage servicing rights, which results in a discount to the mortgage loans held for investment. Both the discount related to the MSRs and the net incremental direct fees and costs to originate the loans are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation.

Despite carrying the securitized loans and the securitization financing on our financial statements, we are not legally required to make payments to the holders of the asset-backed pass-through securities issued as part of our securitizations. We are similarly not required to do so with respect to our prior securitizations. The only recourse of the holders of the pass-through certificates is related to the repayment from the underlying mortgages specifically collateralizing the debt. As with past securitizations, we have potential liability to the three 2004 securitization trusts for any breach of the standard representations and warranties that we provided in connection with each securitization. Mortgage loans held for investment, net are not available to satisfy our general creditors.

(7)  Mortgage Loans Held for Sale, Net

Our mortgage loans held for sale consist of first and second mortgages, which had a weighted-average interest rate of 8.06% and 8.23% per annum at September 30, 2004 and December 31, 2003, respectively. Approximately $57.9 million and $144.8 million of these mortgages are pledged as collateral for our warehouse financings at September 30, 2004 and December 31, 2003, respectively. These loans may be included in future whole loan sale transactions or securitization transactions.

The following table presents a summary of mortgage loans held for sale, net:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Mortgage loans held for sale	$130,814	$191,025
Net deferred origination fees	(442)	(501)
Mortgage loans held for sale, net	$130,372	$190,524

As with past whole loan sales, we sell loans on a servicing released basis and as such, the risk of loss or default by the borrower has generally been assumed by the purchaser. However, we are generally required to make certain representations and warranties by these purchasers relating to borrowers’ creditworthiness, loan documentation and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

(8)  Mortgage Loans Held for Investment, Net and Allowance for Loan Losses

During the quarter ended September 30, 2004, we closed a securitization transaction which was structured to be accounted for as a secured financing and which was collateralized by $640.0 million of mortgage loans. The following table presents a summary of mortgage loans held for investment, net at September 30, 2004. We did not have mortgage loans held for investment prior to 2004.

(Dollars in thousands)	September 30, 2004
Mortgage loans held for investment	$1,650,637
Discounts (MSR related)	(11,139)
Net deferred origination fees	(3,318)
Allowance for loan losses	(5,788)
Mortgage loans held for investment, net	$1,630,392

The following table presents a summary of the activity for the allowance for loan losses on mortgage loans held for investment for the nine months ended September 30, 2004. We did not have mortgage loans held for investment or a related allowance prior to 2004.

(Dollars in thousands)	September 30, 2004
Beginning balance	$--
Provision	5,788
Charge-offs	--
Ending balance	$5,788

As of September 30, 2004, we had $6.0 million of securitized loans that were 90 days or more delinquent under their payment terms. We have not experienced any charge-offs relating to our mortgage loans held for investment portfolio due to the respective age of the loan portfolio, all of which were primarily originated during the first nine months of 2004.

(9)  Excess Cashflow Certificates

The following table presents the activity related to our excess cashflow certificates for the nine months ended September 30, 2004 and twelve months ended December 31, 2003:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Balance, beginning of year	$19,853	$24,565
Originated excess cashflow certificates	--	6,941
Excess cashflow certificates sold	--	(10,000)
Accretion	1,525	2,418
Cash receipts	(4,976)	(4,071)
Net change in fair value	307	--
Balance, end of period	$16,709	$19,853

In accordance with EITF 99-20, we regularly analyze and review our assumptions to determine that the actual rate of return (interest income) on our excess cashflows certificates is within our expected rate of return. The expected rate of return is recorded as a component of interest income. Any return that is either greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of “other income” in the consolidated statement of operations.

Since we structured our 2004 securitizations to be accounted for as a secured financings, we no longer record excess cashflow certificates on the consolidated balance sheet for our newly issued securitizations. During the year ended December 31, 2003, the Company sold $10.0 million of excess cashflow certificates for $10.2 million. No such sales have occurred during the nine months ended September 30, 2004.

(10) Warehouse Financing

Our warehouse lines of credit are collateralized by specific mortgage loans held for sale, the balances of which are equal to or greater than the outstanding balances under the lines at any point in time. The amounts available under these warehouse lines are based on the amount of the collateral pledged. The amount we have outstanding on our committed facilities at any quarter end generally are a function of the pace of mortgage loan originations relative to the timing of our securitizations and whole loan sales.

The following table summarizes information regarding warehouse financing at September 30, 2004 and December 31, 2003:

(Dollars in thousands)			Balance
Warehouse Line of Credit	Facility Amount	Interest Rate	9/30/04	12/31/03	Expiration Date
Greenwich Capital	$ 350,000	Margin over LIBOR	$25,697	$ 94,833	October 2005
Citigroup	350,000	Margin over LIBOR	32,204	49,993	March 2005
Total	$ 700,000		$57,901	$144,826

As securitization transactions are completed, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our warehouse lines of credit. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $57.9 million we held at September 30, 2004, as our mortgage production and securitization programs continue.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of September 30, 2004.

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

At September 30, 2004, the outstanding financing on mortgage loans held for investment, net consisted of the following:

(Dollars in thousands)	September 30, 2004
Securitization pass-through certificates, net	$1,626,569
NIM notes, net	79,680
Interest-only notes	6,426
Total financing on mortgage loans held for investment, net	$1,712,675

The following table summarizes the expected maturities on our secured financings at September 30, 2004:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Securitization pass-through certificates, net	$1,626,569	$466,092	$732,296	$253,253	$174,928
NIM notes, net	79,680	62,255	17,425	--	--
Interest-only notes	6,426	5,199	1,227	--	--
	$1,712,675	$533,546	$750,948	$253,253	$174,928

Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on the underlying mortgage loan collateral using similar prepayment speed assumptions we use to value our excess cashflow certificates. The funds used to repay these securitization pass-through certificates and other notes are generated solely from the underlying mortgage loans held for investment for each particular securitization trust. We have no recourse obligation to repay these securitization pass-through certificates, NIM notes or Interest-only notes.

(12) Derivative Instruments

We account for our derivative financial instruments such as corridors (corresponding purchase and sale of interest rate caps with same notional balance at different strike prices) and interest rate swaps as cash flow hedges. The corridors hedge our securitization variable rate debt and the interest rate swaps hedge uncertain cash flows associated with future securitization financing. At September 30, 2004, the fair value of our corridors and the remaining net deferred unrealized loss on the termination of the interest rate swaps used to hedge our 2004 securitizations totaled $13.0 million and $4.7 million, respectively. At September 30, 2004, the fair value of our interest rate swaps used to hedge our future fourth quarter 2004 securitization is an unrealized gain of $14,000. At December 31, 2003, we held no derivative instruments. The fair value of our corridors is recorded as a component of other assets. The remaining deferred unrealized gain on the termination of the interest rate swaps and the fair value of the interest rate swaps are recorded as a component of accounts payable and other liabilities. As of September 30, 2004, the net fair value adjustment on effective hedges recorded in accumulated other comprehensive loss was $2.6 million with a tax benefit of $1.0 million. Accumulated other comprehensive income relating to cash flow hedging is amortized into earnings through interest expense as the hedged risk affects earnings. The expected effect of amortization of the accumulated other comprehensive loss on earnings for the next twelve months is $9.2 million of expense, depending on future performance. Derivatives that were not designated as hedging instruments resulted in a loss of $377,000 for the nine months ended September 30, 2004. Hedge ineffectiveness associated with hedges resulted in a $231,000 gain for the nine months ended September 30, 2004.

The following table summarizes the notional amount, expected maturities and weighted-average strike price for the corridors that we held as of September 30, 2004:

(Dollars in thousands, except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$1,647,657	$611,865	$752,716	$70,601	$52,822	$159,653
Weighted average strike price	$4.53	$3.08	$4.65	$7.02	$7.28	$7.45

Caps sold - notional	$1,647,657	$611,865	$752,716	$70,601	$52,822	$159,653
Weighted average strike price	$7.56	$6.52	$7.75	$9.27	$9.27	$9.28

We did not hold corridors at December 31, 2003.

(13) Earnings Per Share

Earnings per share (“EPS”), is computed in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net (loss) income.

(Dollars in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income, as reported	$(1,819)	$41,595	$(9,564)	$59,993
Less preferred stock dividends	--	--	--	696
Net (loss) income available to common shareholders	$(1,819)	$41,595	$(9,564)	$59,297

Basic - weighted-average shares	19,347,154	16,283,420	17,744,372	16,132,909
Basic EPS	$(0.09)	$2.55	$(0.54)	$3.68

Basic - weighted-average shares	19,347,154	16,283,420	17,744,372	16,132,909
Incremental shares-options	948,847	2,259,674	1,018,490	2,321,022
Diluted - weighted-average shares	20,296,001	18,543,094	18,762,862	18,453,931
Diluted EPS (1)(2)	$(0.09)	$2.24	$(0.54)	$3.21

(1)  For the three and nine months ended September 30, 2004, approximately 949,000 and 1.0 million, respectively, in-the-money employee stock options are excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

(2)  For the three and nine months ended September 30, 2003, in-the-money employee stock options of approximately 1.1 million and 1.0 million, respectively, and in-the-money warrants of approximately 1.2 million and 1.3 million, respectively, are included in the calculation of diluted earnings per share.

        On July 21, 2004, we announced the public offering of 4,375,000 shares of our common stock at a price of $6.50 per share. The offering closed on July 26, 2004. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing shareholders selling 85,000 additional shares on August 25, 2004. We received approximately $18.7 million in net proceeds from the offering, which excludes the proceeds related to those shares sold by existing stockholders and after underwriting and other related professional fees. The proceeds were used to repay warehouse financings and originate mortgage loans.

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

(15) Subsequent Events

We paid our second quarterly cash dividend of $0.05 per common share - which our Board of Directors approved during the third quarter of 2004 - on October 8, 2004 to shareholders of record as of the close of business on September 28, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2003. As such, our Annual Report on Form 10-K should be read in conjunction with the following discussion. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, and please see “- Forward-Looking Statements and Risk Factors.”

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

Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which are a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse lines of credit or utilizing our available working capital. Second, from time to time we either securitize loans or sell our loans on a whole loan basis, using the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. In 2004, we began structuring our securitizations to be accounted for as secured financings, which requires us to record revenues from these transactions over time. We record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with each securitization over the life of the loans or certificates issued in the securitization. When we sell loans on a whole loan basis, we record the premiums received upon sale as revenue. (See “-Securitizations and Whole Loan Sales”).

Origination of Mortgage Loans. We originate mortgage loans through two distribution channels, wholesale and retail. We receive loan applications both directly from independent third-party mortgage brokers, who submit applications on a borrower’s behalf, and from borrowers. We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower. We underwrite loan packages for approval through our Cincinnati, Ohio underwriting hub, Woodbury, New York offices, or Phoenix, Arizona origination center. If the loan package is approved, we will fund the loan.  We also purchased closed loans on a limited basis.  (See "-Wholesale Loan Channel" below).

For the nine months ended September 30, 2004, we originated $1.9 billion of loans, an increase of 55.3% over the $1.2 billion of loans originated in the comparable period in 2003. Of these amounts, approximately $1.1 billion were brokered loans, representing 59.7% of total loan production, and $748.6 million were retail loans, representing 40.3% of total loan production, compared to $684.8 million of brokered loans, or 57.2% of total loan production, and $511.7 million of retail loans, or 42.8% of total loan production, during the nine months ended September 30, 2003.

Wholesale Loan Channel. Through our wholesale loan distribution channel, which is principally conducted out of our Woodbury, New York headquarters, we primarily originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans in 26 states, through a network of approximately 1,700 independent brokers. The broker’s role is to source the business, identify the applicant, assist in completing the loan application, and process the loans, including, among other things, gathering the necessary information and documents, and serving as the liaison between the borrower and us through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions that we impose as the lender, lend the money to the borrower. Due to the fact that brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers - for which they charge a broker fee - originating loans through our broker network is designed to allow us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations. Additionally, commencing in the third quarter of 2004, and on a limited basis, we purchased loans on a flow basis (which is typically the purchasing of individual loans shortly after the loans are originated, as opposed to bulk purchases, which entails purchasing large pools of loans) from several select independent correspondents. We re-underwrite every loan, in accordance with our underwriting standards, prior to purchasing any correspondent loan.

Retail Loan Channel. Through our retail distribution channel, we develop retail loan leads primarily through our telemarketing system, and also through Internet leads, direct mail, radio advertising and our network of eleven origination centers located in nine states. We continually monitor the performance of our retail operations and evaluate current and potential retail office locations on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed.

Typically, contact with the customer is initially handled through our telemarketing center. On the basis of an initial screening conducted at the time of the call, our telemarketer makes a preliminary determination of whether the customer is interested in taking a loan out with us. If so, the telemarketer will forward the customer to one of our origination centers. The mortgage analyst at the origination center may complete the application over the telephone, or schedule an appointment in the retail loan office most conveniently located to the customer or in the customer’s home, depending on the customer’s needs. The mortgage analyst assists the applicant in completing the loan application, ensures that an appraisal has been ordered from an independent third party appraisal company (or may, when certain underwriting criteria have been met, obtain an insured automated valuation model value), orders a credit report from an independent, nationally recognized credit reporting agency and performs various other tasks in connection with the completion of the loan package. Our mortgage analysts are trained to structure loans that meet the applicant’s needs while satisfying our lending guidelines.

Competition. As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, mortgage REITs, government-sponsored entities (such as Fannie Mae and Freddie Mac) and finance companies. Many of these competitors in the financial services business are substantially larger, have more capital and substantially greater resources than we do, a lower cost of funds and a more established market presence that we have. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. Competition can take many forms, including interest rates and costs of the loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Furthermore, the level of gains realized by us and our competitors on the sale of the type of loans originated has attracted additional competitors into this market, which has lowered the gains that may be realized by us on future loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions, giving companies with greater volumes of originations a competitive advantage, including a pricing advantage. In the wholesale channel, we seek to compete with our competitors through an emphasis on quality of service, diversified products and maximum use of technology.

We depend primarily on independent mortgage brokers for the origination of our wholesale mortgage loans, which constitute the majority of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with these lenders for the independent brokers’ business on the basis of pricing, service, loan fees, costs and other factors. Competition from other lenders could negatively affect the volume and pricing of our wholesale loans, which could reduce our loan production.

Pooling of Loans Prior to Securitization or Whole Loan Sales. After we close or fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time - generally, not more than three months - long enough so we can pool enough loans to securitize or sell them as whole-loans. During this time, we earn interest paid by the borrower as income, but this income is offset in part by the interest we pay to the warehouse creditor for providing us with financing.

Securitizations and Whole Loan Sales. We typically securitize the majority of the mortgage loans we originate. To a lesser extent, we also sell our mortgage loans through whole loan sales. Securitization involves the public offering by a securitization trust of pass-through securities backed by a pool of mortgage loans, known as asset-backed pass-through securities, and related interests, including securitization servicing rights on newly-originated pools of mortgage loans. Whole loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis.

Our securitizations of mortgage loans during the first nine months of 2004 were structured to be accounted for as a secured financing. Under this securitization structure, the securitization trust holds mortgage loans as assets (referred to as “securitized loans”) and issues debt represented by securitization pass-through certificates. Accordingly, the securitized loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under “financing on mortgage loans held for investment.” This structure recognizes the related revenue as interest on mortgage loans held for investment and the related expense as interest expense on the bond financing. In contrast, the structures we used prior to 2004 required us to record virtually all of the income as an upfront gain on sale of mortgage loans under SFAS No. 140. We plan to continue to structure our securitizations to be accounted for as secured financings, which eliminates gain-on-sale accounting treatment. Consequently, income that would have otherwise been recognized upfront as net gain on sale of mortgage loans under our prior securitization structure is now, beginning in 2004, recognized as net interest income (interest income received on the mortgage loans less the interest expense on the corresponding securitization debt) over the life of the loans. We believe structuring, and therefore accounting for, securitizations as secured financings should provide a relatively more consistent source of income from these transactions in future years.

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

The following table sets forth certain information regarding loans sold through our securitizations and on a whole loan basis during the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Loan securitizations - gain-on-sale(1)	$--	$448,246	$113,927	$1,044,111
Loan securitizations - portfolio based	639,999	--	1,709,990	--
Whole loan sales	49,236	12,242	90,660	33,578
Total securitizations and whole loan sales	$689,235	$460,488	$1,914,577	$1,077,689

(1)  For the nine months ended September 30, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale revenue related thereto during the first quarter of 2004. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on-sale revenue during the nine months ended September 30, 2004 when we delivered the loans under the pre-funding feature to the securitization trust in January 2004.

Securitizations

Securitizations, whether structured as a sale or secured financing, effectively provide us with a source of long-term financing.

In a securitization, we pool together loans, typically each quarter, and sell these loans to a newly formed securitization trust. For securitizations structured as a sale, the securitization trust is formed as a qualified special purpose entity or QSPE (which is not consolidated for financial reporting purposes). For securitizations structured as a financing, the securitization trust is formed as a special purpose entity or SPE (which is consolidated for financial reporting purposes). These trusts are established for the limited purpose of buying our mortgage loans and are bankruptcy remote - meaning that purchasers of asset-backed securities may rely on the cash flows generated from the assets held by the securitization trust for payment and not upon the us for payment; likewise, the assets held by the securitization trust are not available to our general creditors. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

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

In our securitizations, the securitization trust issues senior certificates, which entitle their holders to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. Depending upon the structure, the securitization trust may also issue interest-only certificates, which entitle the holders to receive payments of interest at a predetermined rate over a fixed period of time. The securitization trust also issues other certificates i.e. a BIO certificate, and a P certificate (which entitles the holder to receive prepayment penalties received from borrowers who payoff their loans early). For securitizations structured as sales, we recorded an upfront gain at the time of securitization and generally capitalized excess cashflow certificates on our balance sheet. For securitizations structured to be accounted for as secured financings, no up front gain is recorded; rather, the mortgage loans that underlie the excess cashflow certificates are recorded on our balance sheet as mortgage loans held for investment, together with the related financing on the mortgage loans held for investment.

Each month the holder of an excess cashflow certificate will receive payment only after all required payments have been made on all the other securities issued by the securitization trust, because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust. In addition, before the holder of the excess cashflow certificate receives payments, the excess cash flows are applied in a “waterfall” manner as follows:

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

•
fifth, to pay “the net rate cap carryover” which relates to the interest on the related pass-through certificates that exceeded the maximum net interest amount available from the mortgage loans underlying the securitization trust.

Each of our securitizations contains an overcollateralization provision, or O/C, which is a credit enhancement that is designed to protect the securities sold to the securitization pass-through investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, overcollateralization occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Beginning with our 2002 securitizations, and in each of our subsequent securitizations, we created the O/C by initially selling pass-through securities totaling approximately 97% to 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we created the full amount of the O/C required by the trust at the time we completed the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, and our O/C requirement is 2%, we issue approximately $98 million in senior pass-through certificates. Prior to 2002, we generally built up the O/C typically over the first 18 to 24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cash flow to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. We typically issued pass-through certificates for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contained collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of those certificates, depending upon the structure we used for the securitization.

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

Our securitizations have typically required an O/C of between 1.05% and 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. In our securitizations prior to 2002, after the O/C requirement was reached, the excess cash flows are then distributed to us if we are the holder of the excess cashflow certificates in accordance with the “waterfall” described above. Over time, if the cash collected during the period exceeds the amount necessary to maintain the required O/C, all other required distributions have been made, and there is no shortfall in the related required O/C, the excess is remitted to us as holder of the excess cashflow certificate.

Each securitization trust also has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a “senior-subordinated” securitization structure, or a combination of the two (referred to as a “hybrid”). In a securitization trust with a financial guaranty insurance policy, all bonds are senior certificates. The monoline insurance company guarantees the timely payment of principal and interest to the senior certificate holders in the event that the cashflows in the waterfall are not sufficient.  In “senior-subordinated” securitization structures, the senior certificate holders are protected from losses (and payment shortfalls) first by the excess cashflows and the O/C, then by subordinated certificates which absorb any losses prior to the senior certificate holders. In a hybrid structure, the senior certificates generally have both the subordinated certificates to absorb losses and a monocline insurance company that guarantees timely principal and interest payments.

We began utilizing a new securitization structure in 2002, in which we completed a concurrent net interest margin, or NIM, transaction. In a NIM transaction, the excess cashflow certificate is sold without recourse to a NIM trust, except for standard representations and warranties. The NIM trust issues NIM note(s) that one or more third party investors will purchase. The NIM trust uses the net proceeds to provide us with consideration for the excess cashflow certificate.

The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate to be used to pay all principal and interest on the NIM note(s) until paid in full, which typically occurs approximately 20-25 months from the date the NIM note(s) were issued. The excess cashflow certificate entitles us to all cash flows generated by the excess cashflow certificate after the holder of the NIM note(s) has been paid in full.

As part of a NIM transaction, we are required by the rating agencies, and the NIM structure itself, to “fully fund” the O/C at closing - as opposed to having it build up over time as we had in past securitizations - which is why we sold senior pass-through certificates totaling approximately 1.05% to 3.00% less than the principal amount of mortgage loans we sold to the securitization trust. We use a portion of the net proceeds we receive from selling NIM note(s) to make up for the difference between (1) the principal amount of the mortgage loans sold, and (2) the proceeds from selling the senior pass-through certificates.

NIM transactions generally have enabled us to generate upfront cash flow from the cash proceeds that we receive when the securitization and related NIM transaction close, net of funding the upfront O/C, securitization and NIM costs, to offset a substantial portion of our cost to originate the loans included in the transaction.

In the securitizations and related NIM transactions we completed prior to 2004, the underlying securitization was structured as a sale under SFAS No. 140. In these transactions, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate. We recorded the excess cashflow certificates at their estimated fair value, which normally ranged from 0.0% to 1.0% of the securitized collateral. Conversely, beginning with our first quarter 2004 securitization, the NIM transactions have been structured to be accounted for as a secured financing, no gain-on-sale was recorded; rather the amount of NIM notes is recorded as a component of the financing on mortgage loans held for investment, net (a liability) on our balance sheet. The change to secured financing accounting from gain-on-sale accounting has not changed the overall economics of the transaction. Only the timing of income recognition and how it is recorded on our financial statements has been affected by the change in accounting. The use of portfolio-based accounting structures will result in differences in our future expected results of operations as compared to historic results.

Securitizations Structured as a Sale - Off-Balance Sheet Arrangements. On securitizations structured as sales, we recorded gain-on-sale revenue upon the closing of each such securitization. For example, in each of the four securitizations that we issued in 2003, we derived, and recorded as gain-on-sale revenue, the following economic interests:

•	we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust to which we sold the excess cashflow certificates;

•	we received a cash purchase price from the sale of interest-only certificates, which entitles the holders to receive payments of interest at a pre-determined rate over a fixed period of time;

•
we received a cash purchase price from selling the right to service the loans that we securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust and earn a contractual servicing fee, and ancillary servicing fees, including prepayment penalties, in some cases, relating to the servicing rights we previously sold;

•
we retained an excess cashflow certificate, which entitles us to receive cash flow generated from the excess cashflow certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by the excess cashflow certificates are received over time, under GAAP, we were required to report as income at the time of the securitization the present value of all projected cash flow we expected to receive in the future based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on:

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

At the time we completed the 2003 securitizations, we recognized as revenue each of the economic interests described above, which were recorded as net gain-on-sale of mortgage loans in our consolidated statement of operations. Our net investment in the pool of loans sold at the date of the securitization represented the amount originally paid to originate the loans, adjusted for the following:

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

•
Any gains (a decrease in the investment) or losses (an increase in the investment) we incurred on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitizations (See “-Summary of Critical Accounting Policies - Accounting for Hedging Activities”).

We allocated our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as “trading” securities. We are not aware of any active market for the sale of our excess cashflow certificates. Accordingly, our estimate of fair value is subjective. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and forward LIBOR curves to value future expected excess cash flows. We regularly analyze and review our assumptions to determine whether the expected return (interest income) on our excess cashflows certificates is within our expected range.

Securitizations Structured as a Financing. In the first nine months of 2004, we completed three securitizations, which were structured as secured financings. We intend to utilize this structure in the foreseeable future. The securitizations were structured for accounting purposes as secured financings under SFAS No. 140. The 2004 securitizations do not meet the QSPE criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the unconditional right to repurchase from the trust up to one percent of the aggregate outstanding principal balance of the mortgage loans at any time subsequent to the securitization closing date. Additionally, the 2004 securitizations do not meet the QSPE criteria as we have the option to contribute a derivative instrument in to the trust. Prior securitization transactions met the QSPE criteria under SFAS No. 140 and were accounted for, recognized and recorded as a sale.

Accordingly, the securitization trust holds mortgage loans as assets (referred to as “securitized loans”) and issues debt represented by securitization pass-through certificates. For financial reporting purposes, the securitized loans are recorded on our balance sheet as an asset under the line item “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under the line item “financing on mortgage loans held for investment, net.” On securitizations where we utilize a pre-funding feature, which enables us to deliver loans after the closing date of the securitization, we will record an asset - proceeds due from securitization trust - during the pre-funding period. The proceeds due from securitization trust represents the balance of the cash proceeds remaining in the securitization trust that were received in connection with the trust issuing pass-through certificates and a NIM note in excess of the mortgage loans delivered to the securitization trust at closing. Upon delivering the subsequent eligible pool of mortgage loans, the trustee for the securitization trust will release the securitization trust proceeds, which will be used to repay any warehouse financing used to finance the subsequent pool of mortgage loans and to replenish our working capital. As this structure is a financing, no gain-on-sale revenue is recorded at the time the securitization is closed. Rather, we record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the bonds. We also defer on our balance sheet, as a component of mortgage loans held for investment, net the incremental direct fees and costs to originate the loans in accordance with SFAS No. 91, which are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation. In addition, we allocate a portion of the accounting basis of the mortgage loans held for investment to the mortgage servicing rights, which results in a discount to the mortgage loans held for investment. The cost basis (fair value) of the MSR is determined based upon the price a third party servicer is willing to pay for the contract right to service that loan in the securitization. The allocation of the cost basis between the loan and the MSR, in accordance with SFAS No. 140, generally results in a discount being created on the loan retained in the securitization. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans using the interest method calculation.

Since we began structuring our securitizations in 2004 as secured financings, and recording our income over time instead of upfront, there is a significant difference in our results of operations in the three and nine months ended September 30, 2004 as compared to pre-2004 historical results. As such we do not expect historical results will provide a meaningful comparison to 2004 results. We believe that secured financing accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

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

The following table sets forth information about our securitized mortgage loan portfolio at September 30, 2004:

(Dollars in Thousands)	Issue Date	Current Loan Principal Balance (1)	Current Pass-Through Certificate Balance (2)
Asset-backed Certificate Series:

2004-1	March 29, 2004	$518,354	$510,654
2004-2	June 25, 2004	509,447	493,847
2004-3	September 28, 2004	639,999	623,359
Total		$1,667,800	$1,627,860

(1)  The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment and trustee receivables.

(2)  The current pass-through certificate (financing on mortgage loans held for investment) balance shown excludes discounts of $1.3 million at September 30, 2004.

Whole Loan Sales. We also sell small pools of loans, on a servicing-released basis, at a premium above the unpaid principal balance, net of any deferred origination fees or costs, on the pool of mortgage loans. The premiums we receive from the loan sales are recorded as revenue under net gain on sale of mortgage loans at the time of sale. The average premium, net of reserves, we received for the loans sold in the nine months ended September 30, 2004 was 4.6%, compared to 4.8% for the comparable period one year ago.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the loan sale through a provision for losses, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate losses due to premium recaptures on early loan prepayments by reviewing loan product and interest rate, borrower prepayment fee, if any, and estimate the impact of future interest rate changes. The premium recapture reserve totaled $172,000 and $79,000 at September 30, 2004 and December 31, 2003, respectively. We recorded a provision, net of reversals, for losses related to premium recapture of $89,000 and $173,000 for the three and nine months ended September 30, 2004, respectively. We recorded refunds related to premium recapture of $27,000 and $80,000 for the three and nine months ended September 30, 2004, respectively.

For the nine months ended September 30, 2004, we sold $90.7 million of mortgage loans on a servicing released basis.

Other Income. In addition to the income and cash flows we earn from securitizations (accounted for as sales and secured financings) and whole loan sales, we also earn income and generate cash flows from:

•	the interest earned on mortgage loans while we hold the mortgage loans in inventory less the interest expense we pay to our warehouse lenders to fund our loans;

•	any fair value adjustments related to the excess cashflow certificates;

•
distributions from Delta Funding Residual Exchange Company LLC (the “LLC”), an unaffiliated limited liability company, which holds excess cashflow certificates. We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC’s President which has led us to commence a lawsuit to recover all of the amounts due to us. (See “-Part II, Item 1. - Legal Proceedings”); and

•	miscellaneous interest income, including prepayment penalties received on some of the mortgage loans we sold in connection with our securitizations prior to 2002.

Summary of Critical Accounting Policies

Excess Cashflow Certificates. In securitization transactions structured to be accounted for a sales (prior to 2004), the excess cash flow certificates represent one or all of the following assets:

•
BIO certificate - typically represents a subordinate right to receive excess cashflow, if any, generated by the related securitization pool. As a holder of the BIO certificate, we have the right to receive the difference, if any, between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the pass-through certificates of the same series, net of contractual servicing fees, trustee fees, insurer premiums, reimbursements and other costs and expenses of administering the securitization trust. As a holder of the BIO certificate, we will receive cash payments (which, when we sell NIM notes, is only received after the NIM notes are paid in full) only to the extent that the cash received by the securitization trust exceeds the amounts owed on all of the securities issued by that securitization trust, including amounts needed for the payment of any trust related expenses.

•
P certificate - typically represents a right to receive prepayment penalties on the mortgage loans sold to the securitization trust. Generally, prepayment penalties are received from borrowers who pay off their loans within the first few years of the term of the notes (which, when we sell NIM notes, is only received after the NIM notes are paid in full).

•	Interest rate cap - generally acquired by us to hedge variable rate securitization financing. We receive payments on interest rate caps from our third party interest rate cap providers.

The excess cash flows we receive are highly dependent upon the interest rate environment, because “basis-risk” exists between the securitization trust’s assets and liabilities. For example, in each of the securitizations that we issued in 2003 and 2002, the excess cashflow certificates are impacted by the securitization pass-through rate sold to investors, which is indexed against the one-month LIBOR. As a result, the interest rate received by the pass-through certificate holders from the securitization trust each month may adjust upwards or downwards as the one-month LIBOR changes (liability) - while the majority of the underlying mortgage loans (assets) in the securitization trust are fixed-rate loans, or are at a fixed-rate for at least two to three years before becoming adjustable-rate loans. As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, respectively. This in turn will increase or decrease the fair value of our excess cashflow certificates. The excess cashflow certificates held at September 30, 2004 are those we acquired before we began to structure our securitizations to be accounted for as secured financings in 2004.

In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are anticipated to be outstanding.

The accounting estimates we use to value excess cashflow certificates are deemed to be “critical accounting estimates” because they can materially affect our income. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments, index rates and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and forward LIBOR curves to value future expected excess cash flows. We believe that the value of our excess cashflow certificates at the date of a securitization reflected their fair value. The amount recorded for the excess cashflow certificates is subsequently reduced for cash distributions we receive, increased for the expected return and adjusted for changes in fair value of these excess cashflow certificates.

At the closing date of each securitization transaction structured and accounted for as a sale, we determined the present value of the excess cashflow certificates using the same assumptions we made regarding the underlying mortgage loans. The excess cashflow certificate is then recorded on our consolidated financial statements at its estimated fair value. The value of each excess cashflow certificate represents the cash flow we expect to receive in the future based upon our best estimates. Our estimates primarily include the following:

•	future rate of prepayment of the mortgage loans - the expected amount of prepayments if the underlying borrowers pay off their mortgage loans prior to the expected maturity;

•
credit losses (default rates) on the mortgage loans - our estimated amount of losses or defaults that will take place on the underlying mortgage loans over their life because the excess cashflow certificates are subordinated to all other securities issued by the securitization trust. Consequently, any losses sustained on mortgage loans comprising a particular securitization trust are first absorbed by the excess cashflow certificates;

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

We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates resulting in a change in fair value of the excess cashflow certificates is reflected as a change in fair value of excess cashflow certificates recorded in the statement of operations as a component of “other income” in the period in which we make the change in our estimate. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

A.  Prepayments. We base our prepayment rate assumptions on our ongoing analysis of the performance of the mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types based on our experience with different loan product types exhibiting different prepayment patterns. Generally, our loans can be grouped into two loan products - fixed-rate loans and adjustable-rate loans. With fixed-rate loans, an underlying borrower’s interest rate remains fixed throughout the life of the loan. Our adjustable-rate loans are a “hybrid” between fixed- and adjustable-rate loans, in that the interest rate generally remains fixed, typically for the first two or three years of the loan, and then adjusts, typically every six months thereafter. Within each product type, factors other than interest rates can affect our prepayment rate assumptions. These factors include:

•
whether or not a loan contains a prepayment penalty, which is the amount a borrower must pay to a lender if the borrower prepays the loan within a certain time period after the loan was originated. Historically, loans containing a prepayment penalty typically are not repaid as quickly as those without a penalty; and

•
as is customary in our industry with adjustable-rate mortgage loans, the introductory interest rate we charge to the borrower is lower, between one and two full percentage points, than the rate for which the borrower would have otherwise qualified. Generally, once the interest rate begins to adjust, the interest rate payable on that loan generally increases, at times at a fairly substantial rate. This interest rate increase can be exacerbated if there is an absolute increase in interest rates. As a result of these increases, and the potential for future increases, adjustable rate mortgage loans typically are more susceptible to early prepayments.

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

Loan Type	Month One	Peak Speed
Fixed rate	4.00%	35.00% to 40.00%
Adjustable rate	4.00%	75.00%

If mortgage loans prepay faster than anticipated, we generally will earn less income in connection with the mortgage loans and receive less excess cash flow in the future because the mortgage loans have paid off. Conversely, if mortgage loans prepay at a slower rate than anticipated, we generally earn more income and more excess cash flow in the future, subject to other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates.

B.  Default Rate. The default rate is the percentage of estimated total loss of principal, interest and related advances that will take place over the life of the mortgage loans within a loan pool to the total original principal balance of the mortgage loans in the pool. A default rate is determined for each securitization reflecting the overall credit scores, average loan sizes and layered risks on the fixed- and adjustable-rate loans comprising each securitization trust. We apply a default or loss rate to the excess cashflow certificate because it is the “first-loss” piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. The current default rates applied on the excess cashflow certificates range from 4.5% to 8.0%, with the majority ranging from 4.5% to 5.0%.

C.  LIBOR Forward Curve. The LIBOR forward curve is used to project future interest rates, which affects both the rate to the floating rate pass-through security investors (primarily one-month LIBOR) and the adjustable rate mortgage loans sold to the securitization trust (a fixed-rate of interest for either the first 24 or 36 months and a variable rate of interest thereafter using six-month LIBOR). Most of our loans are fixed-rate mortgages, and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flow than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding. We have adjusted the valuation of each excess cashflow certificate to use a forward interest rate curve that represents both today’s rates and the expectation for rates in the future. We use a forward LIBOR curve that we believe reflects the estimate of future LIBOR rates.

D.  Discount Rate. We use a discount rate that we believe reflects the risks associated with our excess cashflow certificates. Due to the unavailability of quoted market prices on comparable excess cashflow certificates, we compare our valuation assumptions and performance experience to our competitors in the non-conforming mortgage industry. Our discount rate takes into account the asset quality and the performance of our securitized mortgage loans compared to that of the industry and other characteristics of our securitized loans. We quantify the risks associated with our excess cashflow certificates by comparing the asset quality and payment and loss performance experience of the underlying securitized mortgage pools to comparable industry performance. The discount rate we use to determine the present value of the cash flow from excess cashflow certificates reflects increased uncertainty surrounding current and future market conditions, including, without limitation, uncertainty concerning inflation, recession, home prices, interest rates and conditions in the equity markets.

We utilized a discount rate of 15% at September 30, 2004 and 2003 on all excess cashflow certificates.

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

For example, assumptions regarding prepayment speeds, defaults and LIBOR rates are used in estimating fair value of our excess cashflow certificates. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, or LIBOR is higher than anticipated, a reduction in the fair value of these certificates will be recorded in earnings. We believe that our assumptions are reasonable based upon the estimates using our historical loan performance and the performance of similar mortgage pools from other lenders - in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things. However, these are just estimates and it is virtually impossible to predict the actual level of prepayments and losses, which are also driven by consumer behavior.

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

In accordance with SFAS No. 133, we record all derivatives on our balance sheet at fair value. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from a change in fair value, are recognized in current period earnings. When derivatives are used as hedges, however, hedge accounting is permitted only if we document the hedging relationship and its effectiveness at the time we designate the derivative as a hedge instrument. If we meet certain requirements under SFAS No. 133, we may account for the hedge instrument as a hedge.

Cash flow hedge accounting is appropriate for hedges of uncertain cash flows associated with future periods - whether as a consequence of interest to be received or paid on existing variable rate assets or liabilities or in connection with intended purchases or sales.

Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income or Loss (“OCI”) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies for hedge accounting, the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings.

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. At September 30, 2004, we did not maintain a valuation allowance against our deferred tax assets due to management’s belief that our operating income will more likely than not be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position and estimate of taxable income in the near term.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

General

Our net loss for the three months ended September 30, 2004 was $1.8 million, or $(0.09) per share basic and diluted, compared to net income of $41.6 million, or $2.55 per share basic and $2.24 per share diluted, for the three months ended September 30, 2003. The loss resulted from our third quarter 2004 securitization that was structured to be accounted for as a secured financing, instead of a sale; consequently, we did not record any gain-on-sale revenue in connection with this securitization and will instead record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitization over the life of the securitization. Conversely, our third quarter 2003 securitization was structured as a sale under SFAS No. 140, requiring us to record an upfront gain-on-sale equal to the present value of the estimated cash flows we expected to receive over the life of the securitization. Additionally, the third quarter of 2003 net income was significantly impacted by a tax benefit of $30.5 million, or $1.87 per share basic and $1.64 per share diluted, recorded during the quarter.

We recorded net interest income of $18.5 million during the third quarter of 2004, an increase of $16.6 million, from the $1.9 million recorded in the same period in 2003. The increase in interest income primarily reflects the net effect of recognizing interest income on $1.6 billion of mortgage loans held for investment compared to no such loans held for investment in the prior period, and similarly the increase in interest expense primarily reflects the net effect of recognizing interest expense on $1.7 billion on financing on mortgage loans held for investment compared to no such financing on mortgage loans held for investment in the prior period. During the same comparable periods, total non-interest income decreased $23.1 million and total non-interest expense increased by $4.6 million. The increase in interest income and interest expense, and the decrease in non-interest income, primarily reflects the impact of the change from gain on sale accounting to secured financing accounting in 2004, while the increase in non-interest expense primarily reflects the increases in origination volume and personnel.

We originated $682.0 million of mortgage loans for the three months ended September 30, 2004, representing a $157.2 million or 29.9% increase from $524.8 million of mortgage loans originated for the comparable period in 2003. We securitized and/or sold $689.2 million of loans during the three months ended September 30, 2004, compared to $460.5 million of loans during the same period in 2003.

Net Interest Income

We recorded net interest income of $18.5 million during the third quarter of 2004, an increase of $16.6 million, from the $1.9 million recorded in the same period in 2003. The increase in net interest income primarily reflects the impact of the change from gain on sale accounting to secured financing accounting in 2004. Net interest income is comprised of the following:

Interest Income. Interest income increased $27.5 million to $30.8 million for the three months ended September 30, 2004, from $3.3 million for the comparable period in 2003. The increase is primary due to (1) the recording of interest on our $1.6 billion of loans held for investment of $23.8 million; (2) an increase in the composition of fixed-rate versus adjustable-rate pass-through certificates on a quarter over quarter basis; relating to securitization bonds and (3) a higher average loan balance on the loans we originated and held for sale during the three months ended September 30, 2004 compared to the same period in 2003.

The following table is a summary of interest income:

	Three Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Interest income on mortgage loans held for sale, net	$5,617	$2,339
Interest income on mortgage loans held for investment, net	23,837	--
Interest income on excess cashflow certificates	126	528
Securitization bond interest income	1,229	329
Miscellaneous interest income	--	57
Total interest income	$30,809	$3,253

Interest Expense. Interest expense increased by $10.9 million to $12.3 million for the three months ended September 30, 2004, from $1.4 million for the comparable period in 2003. The increase was primarily due to the interest expense related to the financing of mortgage loans held for investment, NIM notes and interest-only notes and, to a lesser extent, the increase in loans originated and financed during the period using our warehouse facilities, compared to the same period in 2003. Another factor contributing to the increase in interest expense was the higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased on average to 1.60% for the third quarter of 2004, compared to an average of 1.11% for the third quarter of 2003. Partially offsetting these increases was the elimination of the quarterly interest expense on the senior notes paid in the third quarter 2003, as we redeemed the senior notes during the fourth quarter of 2003.

The following table presents the components of interest expense:

	Three Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Interest expense on warehouse financing	$2,343	$1,058
Interest expense on mortgage loans held for investment financing	8,941	--
Interest expense on NIM financing	922	--
Interest expense on interest-only financing	40	--
Interest expense on other borrowings	71	59
Interest expense on senior notes (1)	--	256
Total interest expense	$12,317	$1,373

(1) On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004.

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan loss at an appropriate level for currently existing probable losses of principal.

We recorded a provision for loan losses of $3.1 million for the quarter ended September 30, 2004 related to mortgage loans held for investment. We did not record a provision for mortgage loans held for investment in the quarter ended September 30, 2003, as we did not hold loans for investment during this period.

Non-Interest Income

Total non-interest income decreased $23.1 million to $3.0 million for the three months ended September 30, 2004, from $26.1 million for the comparable period in 2003. The decrease in non-interest income primarily resulted from changing our securitization structure in 2004, and consequently, our accounting for securitizations of our mortgage loans to secured financing accounting, where interest income is recognized over the life of the loans, from gain-on-sale accounting, where revenue is recorded upfront at time of sale in accordance with SFAS No. 140. In the third quarter of 2004, we recorded a net gain on the sale of mortgage loans of $2.6 million as compared to $25.8 million during the same quarter in 2003.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the quarter ended September 30, 2004 is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold. Through the end of 2003, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. For the quarter ended September 30, 2003, net gain on sale of mortgage loans was comprised of the following:

(1)	the sum of:

a)
the cash purchase price we received in connection with selling one or more of the following securities in connection with our securitization(s) structured to be accounted for as sales for a particular period: (i) a NIM note, net of overcolleralization amount and interest rate cap and/or (ii) an interest-only certificate;

	b)	the fair value of the excess cashflow certificates we retained in a securitization structured as a sale for such period;

	c)	the premium received from selling mortgage servicing rights in connection with each securitization structured as a sale; and

	d)	the difference between the selling price and the carrying value of the related mortgage loans sold.

(2)	less the:

	a)	costs associated with the securitization structured as a sale;

	b)	any hedge loss (gain) associated with such securitization accounted for as a sale; and

	(c)	any loss associated with loans sold at a discount, together with any deferred origination costs or fees associated with mortgage loans sold.

The following table is a summary of our net gain on sale of mortgage loans for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Net Gain on Sale of Mortgage Loans:
Loans sold	$49,236	$460,488

NIM proceeds, net	$--	$16,875
Interest-only certificate proceeds	--	4,824
Excess cashflow certificate (owner trust certificate)(1)	--	982
Mortgage servicing rights	--	2,710
Gain on whole loan sales	2,125	673
Net loan origination fees	505	1,777
Less: securitization transaction costs	--	(2,058)
Net gain on sale recorded	$2,630	$25,783

Net gain on sale recorded as a percent of loans sold	5.34%	5.60%

(1) We did not record any excess cashflow certificates in the third quarter of 2004 or 2003. (See “-Summary of Critical Accounting Policies - Excess Cashflow Certificates”). The excess cashflow certificate recorded during the third quarter of 2003 related to loans delivered in July 2003 relating to the second quarter of 2003 securitization.

Net gain on sale of mortgage loans decreased $23.2 million to $2.6 million for the three months ended September 30, 2004, from $25.8 million for the comparable period in 2003. This decrease was directly related to our completing a securitization in the third quarter of 2004 that was structured as a secured financing. This structure recognizes the related revenue as interest income over the life of the loans instead of recording virtually all of the income upfront as a gain on sale as our 2003 and prior structures required under SFAS No. 140. In the third quarter of 2004, we sold $49.2 million of mortgage loans on a servicing-released basis, compared to $448.2 million of mortgage loans securitized and $12.2 million of mortgage loans sold on a servicing-released basis in the same period in 2003.

The weighted average net gain on sale ratio for the three months ended September 30, 2004 and for the comparable period in 2003 was 5.3% and 5.6%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Other Income. Other income increased $95,000 to $393,000 for the quarter ended September 30, 2004, from $298,000 for the quarter ended September 30, 2003. Other income for the quarter ended September 30, 2004, primarily relates to a fair value adjustment on our excess cashflow certificates of $307,000. Other income for the quarter ended September 30, 2003, primarily relates to a $220,000 gain on the sale of three excess cashflow certificates. No such sale of excess cashflow certificates occurred in 2004.

Non-interest Expense

Total non-interest expense increased by $4.6 million, or 27.0%, to $21.4 million for the three months ended September 30, 2004, from $16.8 million for the comparable period in 2003. The increase is primarily due to an increase in payroll and related costs associated with a 29.9% increase in our mortgage loan production and a 19.4% increase in personnel, coupled with an increase in other production related expenses.

Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all non-production related employees and non-deferrable production related employees cost.

Payroll and related costs increased by $2.6 million, or 24.2%, to $13.4 million for the three months ended September 30, 2004, from $10.8 million for the comparable period in 2003. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of September 30, 2004, we employed 1,052 full- and part-time employees, an increase of 19.4% over the 881 full- and part-time employees as of September 30, 2003. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of an increase in loan production during the third quarter of 2004 compared to the same period in 2003.

General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses.

General and administrative expenses increased $1.9 million, or 32.0%, to $7.9 million for the quarter ended September 30, 2004, from $6.0 million for the quarter ended September 30, 2003. The increase was primarily due to an increase in expenses associated with higher loan production, the consequent 19.4% increase in personnel and ongoing expansion of our wholesale and retail divisions. Also contributing to the increase in general and administrative expenses was an increase in accounting and professional fees related to Sarbanes-Oxley documentation initiatives undertaken in 2004.

Loss on Derivative Instruments. The loss on derivative instruments represents the realized loss on the interest rate swaps used to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financing and any fair value changes to our corridors we use to protect the variable-rate financing.

During the quarter ended September 30, 2004, we recorded a loss on derivative instruments totaling $7,000. The loss related to the ineffective portion of our hedge related to our future securitization financing. There were no gains or losses related to derivative instruments for the quarter ended September 30, 2003.

Income Taxes

Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

We recorded an income tax benefit of $1.1 million for the three months ended September 30, 2004 due to the pretax loss recorded for the period (utilizing an effective tax rate of approximately 39%). We recorded a tax benefit of $30.5 million for the three months ended September 30, 2003, which includes a benefit resulting from the reversal of the deferred tax valuation allowance. The valuation allowance was reversed based upon management’s assessment of the positive trend in our profitability and cash flows as of September 30, 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

General

Our net loss for the nine months ended September 30, 2004 was $9.6 million, or $(0.54) per share basic and diluted, compared to net income of $60.0 million, or $3.68 per share basic and $3.21 per share diluted, for the nine months ended September 30, 2003. The loss resulted from our 2004 securitizations that were structured to be accounted for as secured financings, instead of sales; consequently, we did not record any gain-on-sale revenue in connection with these securitizations and will instead record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitizations over the life of the securitizations. Conversely, our 2003 securitizations were structured as sales under SFAS No. 140, requiring us to record an upfront gain-on-sale equal to the present value of the estimated cash flows we expected to receive over the life of the securitizations. Additionally, the net income for the nine months ended September 30, 2003 was significantly impacted by a tax benefit of $30.2 million, or $1.87 per share basic and $1.63 per share diluted, recorded during the period.

We recorded net interest income of $37.1 million during the nine months ended September 30, 2004, an increase of $31.7 million, from the $5.4 million recorded in the same period in 2003. The increase in interest income primarily reflects the net effect of recognizing interest income on $1.6 billion of mortgage loans held for investment compared to no such loans held for investment in the prior period, and similarly the increase in interest expense primarily reflects the net effect of recognizing interest expense on $1.7 billion on financing on mortgage loans held for investment compared to no such financing on mortgage loans held for investment in the prior period. We also recorded a provision for loan losses of $5.8 million during the nine months ended September 30, 2004, compared to no such provision in the comparable 2003 period. During the nine months ended September 30, 2004 as compared to the same period in 2003, total non-interest income decreased $58.3 million and total non-interest expense increased by $13.0 million. The increases in interest income, interest expense and provision for loan losses as well as the decrease in non-interest income, primarily reflect the impact of the change from gain on sale accounting to secured financing accounting in 2004, while the increase in non-interest expense primarily reflects the 55.3% increase in origination volume and 19.4% increase in personnel for the nine months ended September 30, 2004 as compared to the same period in 2003.

We originated $1.9 billion of mortgage loans during the nine months ended September 30, 2004, from $1.2 billion of mortgage loans originated for the comparable period in 2003. We securitized and sold $1.9 billion of loans during the nine months ended September 30, 2004, compared to $1.1 billion of loans during the same period in 2003.

Net Interest Income

We recorded net interest income of $37.1 million during the nine months ended September 30, 2004, an increase of $31.7 million, from the $5.4 million recorded in the same period in 2003. The increase in net interest income primarily reflects the impact of the change from gain on sale accounting to secured financing accounting in 2004. Net interest income is comprised of the following:

Interest Income. Interest income increased $47.7 million to $56.9 million for the nine months ended September 30, 2004, from $9.2 million for the comparable period in 2003. The increase is primarily due to (1) the recording of interest on our $1.6 billion of loans held for investment of $39.5 million; (2) a higher average loan balance on the loans we originated and held for sale during the nine months ended September 30, 2004 compared to the same period in 2003; and (3) the increase in securitization bond interest due to the composition of fixed-rate pass-through certificates issued during the nine months ended September 30, 2004, compared to adjustable rate pass-through certificates issued in the same period of 2003.

The following table is a summary of interest income:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Interest income on mortgage loans held for sale, net	$12,802	$6,750
Interest income on mortgage loans held for investment, net	39,491	--
Interest income on excess cashflow certificates	1,526	1,765
Securitization bond interest income	2,920	606
Miscellaneous interest income	114	102
Total interest income	$56,853	$9,223

Interest Expense. Interest expense increased by $15.9 million to $19.7 million for the nine months ended September 30, 2004 from $3.8 million for the comparable period in 2003. The increase was primarily due to the interest expense related to the financing of mortgage loans held for investment, NIMs and interest-only notes and, to a lesser extent, the increase in loans originated and financed during the period on our warehouse facilities, compared to the same period in 2003. Additionally, contributing to the increase in interest expense was the slightly higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased on average to 1.29% for the first nine months of 2004, compared to an average of 1.24% for the same period in 2003. Partially offsetting these increases was the elimination of the interest expense paid on the senior notes in the third quarter 2003, as we redeemed the senior notes during the fourth quarter of 2003.

The following table presents the components of interest expense:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Interest expense on warehouse financing	$5,279	$2,886
Interest expense on mortgage loans held for investment financing	12,329	--
Interest expense on NIM financing	1,466	--
Interest expense on interest-only financing	451	--
Interest expense on other borrowings	215	191
Interest expense on senior notes (1)	--	771
Total interest expense	$19,740	$3,848

(1)	On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004.

Provision for Loan Losses

We recorded a provision for loan losses of $5.8 million for the nine months ended September 30, 2004 related to mortgage loans held for investment. The amount of the provision for loan losses is primarily driven by our securitization activities ($1.6 billion of mortgage loans held for investment at September 30, 2004) conducted during the nine months ended September 30, 2004. We did not have a provision for loan loss during the comparable period in 2003, as we did not hold loans for investment at that time.

Non-interest Income

Total non-interest income decreased $58.3 million, or 82.4%, to $12.5 million for the nine months ended September 30, 2004, from $70.8 million for the comparable period in 2003. The decrease in revenue was primarily the result of our changing the securitization structure we used in 2004, and consequently, our accounting for securitizations of our mortgage loans to secured financing accounting, where interest income is recognized over the life of the loans, from gain-on-sale accounting, where revenue is recognized upfront at time of sale in accordance with SFAS No. 140.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the nine months ended September 30, 2004 is comprised of the difference between the selling price and the carrying value of the related mortgage loans sold on a servicing released basis. Through the end of 2003, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. See three months ended September 30, 2004 discussion above for more information regarding components of net gain on sale of mortgage loans.

The following table is a summary of our net gain on sale of mortgage loans for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2004	2003
Net Gain on Sale of Mortgage Loans:
Loans sold (1)	$204,587	$1,077,689

NIM proceeds, net	$4,712	$49,426
Interest-only certificate proceeds	1,292	7,703
Excess cashflow certificate (owner trust certificate)	--	6,941
Mortgage servicing rights	661	6,258
Gain on whole loan sales	4,162	1,689
Net loan origination fees	1,540	3,356
Less: securitization transaction costs	(484)	(5,495)
Net gain on sale recorded	$11,883	$69,878

Net gain on sale recorded as a percent of loans sold	5.81%	6.48%

(1) For the nine months ended September 30, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale revenue related thereto during the first quarter of 2004. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on-sale revenue during the nine months ended September 30, 2004 when we delivered the loans under the pre-funding feature to the securitization trust in January 2004. (See “- Securitizations”).

Net gain on sale of mortgage loans decreased $58.0 million, or 83.0%, to $11.9 million for the nine months ended September 30, 2004, from $69.9 million for the comparable period in 2003. This decrease was directly related to our structuring the securitizations we issued in the first nine months of 2004 as secured financings. This structure recognizes the related revenue as interest income over the life of the loans instead of recording virtually all of the income upfront as a gain on sale as our 2003 and prior structures required under SFAS No. 140. In the nine months ended September 30, 2004, we delivered $113.9 million of mortgage loans through a pre-funding feature in connection with our fourth quarter 2003 securitization (which was structured as a sale) and sold $90.7 million of mortgage loans on a servicing-released basis, compared to $1.0 billion of mortgage loans securitized (all of which in securitizations structured to be accounted for as sales) and $33.6 million of mortgage loans sold on a servicing-released basis during the same period in 2003.

The weighted average net gain on sale ratio for the nine months ended September 30, 2004 (representing the mortgage loans we delivered under the pre-funding feature of our fourth quarter 2003 securitization and whole loans sales), and for the comparable period in 2003, was 5.8% and 6.5%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Other Income. Other income decreased $300,000, to $597,000 for the nine months ended September 30, 2004, from $897,000 for the nine months ended September 30, 2003. The decrease was primarily the result of not receiving any income from the LLC in the nine months ended September 30, 2004. During the nine months ended September 30, 2003, we received $218,000 of income related to the LLC. We have a non-voting membership interest in the LLC, which entitles us to receive 10% - 15% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003, due to a dispute with the LLC’s President, which has led us to commence a lawsuit to recover all of the amounts due to us. See “- Part II, Item 1. - Legal Proceedings.”

Non-interest Expense

Total non-interest expense increased by $13.1 million, or 28.2%, to $59.4 million for the nine months ended September 30, 2004, from $46.3 million for the comparable period in 2003. The increase is primarily due to an increase in payroll and related costs associated with a 55.3% increase in our mortgage loan production, together with an increase in our personnel expenses and an increase in general and administrative expenses related primarily to other production related expenses. The increase was also slightly related to a $146,000 net loss we recorded on derivative instruments that was incurred in connection with our 2004 securitizations.

Payroll and Related Costs. Payroll and related costs increased by $9.3 million, or 32.8%, to $37.6 million for the nine months ended September 30, 2004, from $28.3 million for the comparable period in 2003. The increase was primarily the result of higher compensation and related payroll costs (including medical and 401(k) expenses) associated with an increase in our staff. As of September 30, 2004, we employed 1,052 full- and part-time employees, an increase of 19.4% over the 881 full- and part-time employees as of September 30, 2003. Additionally, payroll and related costs were higher due to higher loan commissions paid, resulting from higher loan production during the first nine months of 2004 compared to the same period in 2003.

General and Administrative Expenses. General and administrative expenses increased $3.6 million, or 20.1%, to $21.6 million for the nine months ended September 30, 2004, from $18.0 million for the nine months ended September 30, 2003. The increase was primarily due to an increase in expenses associated with a 55.3% year-over-year increase in loan production, the consequent 19.4% increase in personnel and the ongoing expansion of our wholesale and retail divisions. Also contributing to the increase in general and administrative expenses was approximately $450,000 in accounting and professional fees related to Sarbanes-Oxley documentation initiatives undertaken in 2004, among other things.

Loss on Derivative Instruments. During the nine months ended September 30, 2004, we recorded a net loss on derivative instruments totaling $146,000. The net loss was comprised of (1) a $4.3 million loss relating to the interest rate swaps used to hedge approximately $540.2 million of securitization variable-rate debt that were not accounted for as hedge instruments; and (2) a $4.2 million gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004. There were no gains or losses related to derivative instruments for the nine months ended September 30, 2003.

Income Taxes

We recorded an income tax benefit of $6.0 million for the nine months ended September 30, 2004 due to the pretax loss recorded based on an effective tax rate of approximately 39%. We recorded a tax benefit of approximately $30.2 million for the nine months ended September 30, 2003, which includes a benefit resulting from the reversal of the deferred tax valuation allowance. The valuation allowance was reversed based upon management’s assessment of the positive trend in our profitability and cash flows as of September 30, 2003.

Financial Condition

September 30, 2004 Compared to December 31, 2003

Mortgage Loans Held for Sale, Net. Mortgage loans held for sale, net decreased $60.1 million, or 31.6%, to $130.4 million at September 30, 2004, from $190.5 million at December 31, 2003. This represents mortgage loans held for sale awaiting either a whole loan sale or securitization. The decrease was primarily due to the net difference between loan originations and loans securitized or sold during the nine months ended September 30, 2004.

The following table sets forth a summary of mortgage loans held for sale, net:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Mortgage loans held for sale	$130,814	$191,025
Net deferred origination fees	(442)	(501)
Mortgage loans held for sale, net	$130,372	$190,524

Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net were $1.6 billion at September 30, 2004. Our securitizations of mortgage loans during the first nine months of 2004 were structured to be accounted for as secured financings. Under this securitization structure, the securitization trust holds mortgage loans as assets. This account represents our basis in the mortgage loans that were delivered to the securitization trusts, net of discounts, deferred fees and allowance for loan losses. Prior to 2004, we did not structure our securitizations as financings and, we did not have mortgage loans held for investment.

The following table sets forth a summary of mortgage loans held for investment, net:

(Dollars in thousands)	September 30, 2004
Mortgage loans held for investment	$1,650,637
Discounts (MSR related)	(11,139)
Net deferred origination fees	(3,318)
Allowance for loan losses	(5,788)
Mortgage loans held for investment, net	$1,630,392

We maintain an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future on our mortgage loans held for investment. At September 30, 2004, we established a provision for loan losses totaling $5.8 million. Prior to 2004, we did not have mortgage loans held for investment and, therefore, did not have an allowance against mortgage loans held for investment at that time.

Trustee Receivable. Trustee receivable principally represents any un-remitted principal payments collected by the securitization trust’s third party loan servicer subsequent to the monthly remittance cut-off date. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of September 30, 2004 totaled $17.2 million, relating to the three securitizations accounted for as secured financings in 2004. The trustee will remit these amounts on the following month’s scheduled remittance date, at which time they principally will be used to pay down financing on mortgage loans held for investment, net. There was no outstanding trustee receivable balance at December 31, 2003.

Accrued Interest Receivable. Accrued interest receivable increased $8.5 million to $8.7 million at September 30, 2004, from $197,000 at December 31, 2003. The increase is primarily due to the $8.6 million of accrued interest we recorded at September 30, 2004 relating to mortgage loans held for investment as of the same date. Partially offsetting the increase was an $116,000 decrease in the accrued interest receivable related to mortgage loans held for sale during the same time period.

Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the nine months ended September 30, 2004 and twelve months ended December 31, 2003:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Balance, beginning of year	$19,853	$24,565
Originated excess cashflow certificates	--	6,941
Excess cashflow certificates sold	--	(10,000)
Accretion	1,525	2,418
Cash receipts	(4,976)	(4,071)
Net change in fair value	307	--
Balance, end of period	$16,709	$19,853

Since we began structuring our securitizations in 2004 to be accounted for as secured financings, we no longer record excess cashflow certificates on newly issued securitizations on the consolidated balance sheet. During the year ended December 31, 2003, we sold $10.0 million of excess cashflow certificates for $10.2 million. No such sales have occurred during the nine months ended September 30, 2004.

Prepaid and Other Assets. Prepaid and other assets increased $23.6 million to $28.2 million at September 30, 2004, from $4.6 million at December 31, 2003. The increase is primarily due to (1) $13.0 million of fair value of hedging instruments (corridors) used to hedge the one-month LIBOR securitization cost of funds that will be recognized as a yield adjustment to interest expense over the life of the corridors, (2) $7.8 million of interest rate swaps capitalized in association with hedge accounting that will be recognized as a yield adjustment to interest expense over the life the previously hedged variable rate debt, and (3) $6.5 million of prepaid securitization transaction costs, net that will be recognized as a yield adjustment to interest expense over the estimated life of the secured financing. The latter increase was partially offset by the recognition in January 2004 of $2.7 million of securitization transaction costs that had been capitalized at December 31, 2003 relating to the fourth quarter 2003 securitization. These securitization transaction costs were recognized in income when we delivered the loans subsequently in January 2004 to the securitization trust created in the fourth quarter 2003 and structured as a sale as part of the pre-funding mechanism.

Deferred Tax Asset. Deferred tax asset increased $8.6 million, or 27.7%, to $39.8 million at September 30, 2004, from $31.2 million at December 31, 2003. The increase is primarily due the tax benefit recorded on the pre-tax loss for the nine months ended September 30, 2004.

Warehouse Financing. Our warehouse financing decreased $86.9 million, or 60.0%, to $57.9 million at September 30, 2004, from $144.8 million at December 31, 2003. The decrease was primarily due to a lower amount of mortgage loans held for sale to be financed under our warehouse credit facilities at September 30, 2004 compared to December 31, 2003, and to a lesser extent due to our self-funding more of our mortgage loans held for sale.

Financing on Mortgage Loans Held for Investment, Net. Financing on mortgage loans held for investment, net was $1.7 billion at September 30, 2004. This represents the corresponding securitization debt used to finance loans held for investment, and notes issued in connection with the issuance of interest-only certificates and NIM securities. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment. Prior to 2004, we did not structure our securitizations as financings and we did not have mortgage loans held for investment or related borrowings.

The following is a summary of financing on mortgage loans held for investment, net:

(Dollars in thousands)	September 30, 2004
Securitization pass-through certificates, net	$1,626,569
NIM notes	79,680
Interest-only notes	6,426
Total financing on mortgage loans held for investment, net	$1,712,675

Accrued Interest Payable. Accrued interest payable increased $2.6 million to $2.6 million at September 30, 2004 from $62,000 at December 31, 2003. This increase was directly related to the accrued interest on the securitization debt. Prior to 2004, we did not structure our securitizations as secured financings and had no related accrued interest payable, and only limited accrued interest payable associated with our warehouse debt.

Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $9.3 million, or 80.8%, to $20.8 million at September 30, 2004, from $11.5 million at December 31, 2003. The increase was primarily due to: (1) $3.1 million of interest rate swaps capitalized in association with hedge accounting that will be recognized as a yield adjustment to interest expense over the life of the previously hedged variable rate debt; (2) a $4.7 million increase in payroll accruals for payroll related items (i.e., salary and commissions); and (3) a $2.0 million increase in accrued servicer payables, legal, accounting and other professional fees.

Stockholders’ Equity. Stockholders’ equity decreased $7.6 million, or 7.9%, to $88.3 million at September 30, 2004 from $96.0 million at December 31, 2003. This decrease is primarily due to our redemption of $13.9 million of our preferred stock, the payment of $848,000 in common stock dividends in July 2004, the accrual of $1.0 million in common stock dividends that were paid on October 8, 2004, and the net loss of $9.6 million for the nine months ended September 30, 2004. The net loss for the nine months ended September 30, 2004 is related to our change in securitization structures and the consequent accounting change from “gain-on-sale accounting” to “portfolio accounting” in the first nine months of 2004. Additionally, stockholders’ equity decreased due to a $1.6 million cumulative other comprehensive loss related to the net unrealized losses from derivatives, net of tax.

Partially offsetting these decreases was the increases in common stock and additional paid-in capital from the proceeds received from the public offering of 4,375,000 shares of our common stock at a price of $6.50 per share on July 26, 2004. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing shareholders selling 85,000 additional shares on August 25, 2004. We received approximately $18.7 million in net proceeds from the offering, which excluded the proceeds related to those shares sold by existing stockholders and after underwriting and other related professional fees.

Contractual Obligations

The following table summarizes our material contractual obligations at September 30, 2004:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Securitization pass-through certificates (1)	$1,626,569	$466,092	$732,296	$253,253	$174,928
NIM notes (1)	79,680	62,255	17,425	--	--
Interest-only notes (1)	6,426	5,199	1,227	--	--
	$1,712,675	$533,546	$750,948	$253,253	$174,928

Operating leases	$18,424	$4,775	$9,831	$3,762	$56
Capital leases	$2,934	$1,362	$1,572	$--	$--

(1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At September 30, 2004, and December 31, 2003, we had outstanding origination commitments to fund approximately $81.8 million and $52.8 million, respectively, in mortgage loans.

Off-Balance Sheet Trusts

Substantially all of our off-balance sheet arrangements relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e. the excess cashflow certificates), there are $753.5 million in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of September 30, 2004. These trusts have issued pass-through certificates secured by these mortgage loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

Liquidity and Capital Resources

We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We have increased our working capital since the fourth quarter of 2001, primarily by generating substantial cash proceeds from our quarterly securitizations, including the sale (or financing) of interest-only certificates and related NIM transactions, as our loan originations expanded. Prior to that time, however, we operated generally on a negative cash flow basis. Our current cost structure has many embedded fixed costs, which are not likely to be significantly affected by a relatively substantial change in our loan origination volume. If we can continue to originate a sufficient amount of mortgage loans and generate sufficient cash proceeds from our securitizations and sales of whole loans - and ultimately from our mortgage loans held for investment as we intend to grow our securitized mortgage portfolio - to offset our current cost structure and cash uses, we believe we will continue to have sufficient working capital for the next twelve months. However, there can be no assurance that we will be successful in this regard. In addition, we may choose to not issue interest-only certificates and/or NIM notes, which will negatively impact our cash flow in any quarter we do so.

We believe we must generate sufficient cash from the following in order to sustain our current level of working capital:

•	the proceeds we receive from selling or financing NIM and /or interest-only certificates in connection with our securitizations;

•	the proceeds from the sale of MSRs to a third party mortgage servicer;

•	the premiums we receive from selling whole loans, servicing released;

•	origination fees on newly closed loans;

•	excess cashflow certificates we retained in connection with our securitizations prior to 2004;

•	interest income we receive on our loans held for sale prior to securitization and/or whole loans sales; and

•	interest income we receive on our loans held for investment and sale.

Currently, our primary uses of cash requirements include the funding of:

•	mortgage loans held for sale which are not financed;

•	interest expense on warehouse lines of credit, financing of mortgage loans held for investment, and other financing;

•	transaction costs, derivative costs and credit enhancement (O/C) in connection with our securitization program;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•	tax payments on excess inclusion income generated from our excess cashflow certificates;

•	common stock dividends; and

•	scheduled principal pay downs on other financing.

       Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of corporate debt, issuances of equity, and the sale (or financing) of interest-only certificates and/or NIM notes and mortgage servicing rights sold in conjunction with each of our securitizations to support our originations, securitizations, and general operating expenses.

Currently, our primary sources of liquidity, subject to market conditions, continue to be:

•	warehouse financing and other secured financing facilities, such as capital leasing;

•	securitizations of mortgage loans and our corresponding sale of NIM notes, and/or interest-only certificates, depending upon the securitization structure, and MSRs;

•	sales of whole loans;

•	cash flows from our mortgage loans held for sale and for investment;

•	origination fees, interest income and other cash revenues;

•	cash flows from retained excess cashflow certificates; and

•	selling or financing our retained excess cashflow certificates.

We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $1.1 million at September 30, 2004 and $1.8 million at December 31, 2003. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $887,000 at September 30, 2004 and $1.1 million at December 31, 2003.

    On July 21, 2004, we announced the public offering of 4,375,000 shares of our common stock at a price of $6.50 per share. The offering closed on July 26, 2004. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing shareholders selling 85,000 additional shares on August 25, 2004. We received approximately $18.7 million in net proceeds from the offering, which excludes the proceeds related to those shares sold by existing stockholders and after underwriting and other related professional fees. We used the proceeds to repay warehouse financings and originate mortgage loans.

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

To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. The material terms and features of our financing facilities in place at September 30, 2004 are as follows:

Greenwich Capital Warehouse Line of Credit. We have a $350.0 million facility with Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides us with the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The facility provides the ability to borrow at the lesser of 97% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-89 days delinquent may be financed at lower borrowing percentages. This facility expires in October 2005. As of September 30, 2004, the outstanding balance under the facility was $25.7 million.

Citigroup Warehouse Line of Credit. We have a $350.0 million facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-89 days delinquent may be financed at lower borrowing percentages. This facility expires in March 2005. As of September 30, 2004, the outstanding balance under the facility was $32.2 million.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of September 30, 2004.

Interest Rate Risk

Our primary market risk exposure is interest rate risk. Our results of operations may be significantly affected by the level of and fluctuation in interest rates. (See “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk”).

Valuation Risk

In connection with the securitizations structured as sales, we have retained certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of active market quotations or sale information to value such assets. These retained assets are primarily comprised of excess cashflow certificates. The fair value of these assets could vary significantly as market conditions change. (See “- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Excess Cashflow Certificates”).

Credit Risk

A significant portion of our loans held for investment have been made to non-prime credit borrowers and are secured by residential property. There is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believe are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results.

We also sell loans on a whole loan basis to banks and other financial institutions. In these instances, we are subject to repurchase risk in the event of a breach of standard representations or warranties we make in connection with these loan sales.

Inflation

Inflation most significantly affects our loan originations and values of our excess cashflow certificates, because of the substantial effect inflation can have on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See “-Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk”).

Impact of New Accounting Standards

In March 2004, the SEC issued SAB No. 105. SAB No. 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by SFAS No. 149. SFAS No. 149 requires that the entity that makes mortgage loan commitments for loans that are to be held for sale record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB No. 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB No. 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB No. 105 permits registrants to continue to use previously applied accounting policies to commitments for loans that are to be held for sale entered into on or before March 31, 2004. The commitments to fund mortgage loans that we provide to customers typically contain various conditions to closing and have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although, we typically honor such interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. These non-conforming mortgage loan commitments do not meet the definition of a derivative under GAAP. Accordingly, they are not recorded in our consolidated financial statements. The application of SAB No. 105 had no impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” which was subsequently amended in December 2003 by FIN No. 46R. FIN No. 46R requires a variable interest entity to be considered by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Prior to FIN No. 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interest. The consolidation requirements of FIN No. 46R are applicable to variable interest entities created after December 31, 2003. For interests held in variable interest entities created before January 1, 2004, FIN No. 46R is applicable beginning on January 1, 2005. The assets, liabilities and non-controlling interest of variable interest entities created before January 1, 2004 would initially be measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts are not practicable, fair value at the date FIN No. 46R first applies may be used. Some of our subsidiaries are QSPEs formed in prior periods in connection with securitizations accounted for as sales or mortgage loans and are not subject to the requirements of FIN No. 46R. Our subsidiaries that are considered variable interest entities subject to the requirements of FIN No. 46R, namely the trusts formed for our March 2004 securitization and trusts we will form for future securitizations treated as financings, are currently consolidated in our financial statements, and will continue to be consolidated on-balance sheet in the future. Application of FIN No. 46R did not have a material impact on our financial condition or results of operations.

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

•	Our ability or inability to return to profitability in 2005, after recording losses for the nine months ended September 30, 2004;

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

43

•
Our ability or inability to continue our practice of securitizing mortgage loans, as well as our ability to utilize optimal securitization structures (including the sale of NIM and/or interest-only certificates, and the sale of servicing rights, at the time of securitization) at terms favorable to us to generate sufficient cash proceeds to offset our current cost structure;

•
Our ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly-originated mortgage loans held for sale and our ability or inability to comply with covenants contained in these lines of credit;

•	Increased competition within our markets, particularly in the wholesale loan channel where more and more lenders are competing for business from independent mortgage brokers;

•	The impact of changes in our accounting policies, including our change to on-balance sheet treatment of our securitizations;

•	Our ability or inability to continue to employ on-balance sheet securitizations to generate cash flows and earnings from net interest spread income;

•
The potential effect that possible conflicts with other sovereign nations, including the conflict in Iraq, or terrorist acts and/or threats, may have on the U.S. economy and capital markets, and in particular the asset-backed market;

•
The effect that the adoption of new, or amendments in, federal, state or local lending laws and regulations and the application of these laws and regulations may have on our ability to originate loans within a particular area, or to ultimately sell those loans through securitization or on a whole-loan basis. In some instances, we may choose or be forced to severely limit, or even cease our lending activities in a particular area. Many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, enacted federal, state and local laws could impact overcollateralization requirements set by the rating agencies, which could decrease the cash proceeds we may receive from our securitizations;

•
Our ability or inability to find alternative methods of generating retail leads and originating retail loans in light of the Federal Trade Commission (“FTC”) “do no call” registries, which was implemented in 2003 and may limit our ability to utilize telemarketing to generate retail leads and originate retail loans. Our marketing operations are or may become subject to various federal and state “do not call” list requirements. Under the FTC’s regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from cold calling anyone on that registry. These regulations may restrict our ability to market effectively or products and services to new customers. Furthermore, compliance with these regulations may prove costly and difficult, and we may incur penalties for improperly conducting our marketing activities;

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

•	Our ability or inability to continue monetizing our existing excess cashflow certificates, including without limitation, selling, financing or securitizing (through NIM transactions) such assets;

•	The accuracy of our estimates of the value of our excess cashflow certificates;

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

•	The effect that an interruption in, or breach of, our information systems could have on our business;

•	Our ability or inability to adapt to an implement technological changes to become and/or remain competitive and/or efficient;

•	Unpredictable delays or difficulties in the development of new product programs;

•	Regulatory actions, which may have an adverse impact on our lending;

•
Changes in regulations issued by the Office of Thrift Supervision may limit our ability to charge prepayment penalties on some of the mortgage loans we originate, which could have an adverse impact on our securitizations, NIM transactions and excess cashflow certificates; and

•
The unanticipated expenses of assimilating newly-acquired business, if any, into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

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

The following table demonstrates the sensitivity, at September 30, 2004, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

	Fair Value of	Decrease (Increase)
	Excess Cashflow	To Earnings
(Dollars in thousands)	Certificates	(pre-tax basis)

Fair value as of September 30, 2004	$16,709

10% increase in prepayment speed	16,745	$(36)
20% increase in prepayment speed	16,774	(65)

10% increase in credit losses	14,428	2,281
20% increase in credit losses	12,290	4,419

10% increase in discount rates	16,451	258
20% increase in discount rates	16,204	505

10% increase in one and six month LIBOR	15,216	1,493
20% increase in one and six month LIBOR	13,736	2,973

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

To reduce our financial exposure to changes in interest rates, we may hedge our mortgage loans held for sale through hedging products that are correlated to the pass-through certificates issued in connection with the securitization of our mortgage loans (e.g. interest rate swaps). (See “-Item 2. - Summary of Critical Accounting Policies - Accounting for Hedging Activities”). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment and/or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “-Interest Rate Risk” and “-Item 2. - Forward Looking Statements and Risk Factors”).

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

Fluctuating interest rates may also affect the net interest income we earn, resulting from the difference between the yield we receive on the loans held pending sale and the interest paid by us for funds borrowed under our warehouse facilities. In the past, from time to time, we have undertaken certain measures to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. See “- Item 2. - Summary of Critical Accounting Policies - Accounting for Hedging Activities.” Fluctuating interest rates also may significantly affect the excess cash flows from our excess cashflow certificates, as the interest rate on some of our asset-backed securities change monthly based on one-month LIBOR, but the collateral that backs such securities are comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates - fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six month - which creates basis risk. See “- Item 2. - Summary of Critical Accounting Policies - Excess Cashflow Certificates.” With our transition to on-balance sheet portfolio securitizations in 2004, we may undertake to hedge our exposure to interest rate risk as described above in “- Item 2. - Summary of Critical Accounting Policies - Accounting for Hedging Activities.”

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

Management primarily uses financing sources where the interest rate resets frequently. As of September 30, 2004, borrowings under all of our financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed-rate; the remainder contains features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This 30 year loan is fixed for its first two years and then adjusts every six months thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, the earnings potential is significantly affected, as the asset rate resets would lag behind the borrowing rate resets.

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

As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we project our net interest income for the next twelve months and thirty-six months using current period end data along using a forward LIBOR curve and the prepayment speed assumptions we used to estimate the fair value of our excess cashflow certificates.

We refer to the one-year and the three-year projections of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at September 30, 2004:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One Year Projection:

Net interest income (1)(2)	$68,122	$68,241	$68,360	$68,733	$72,307
Percentage change from base		0.2%	0.4%	0.9%	6.1%

Three Year Projection:

Net interest income (1)(2)	$117,121	$112,619	$109,596	$122,407	$130,407
Percentage change from base		(3.8)%	(6.4)%	4.5%	11.3%

(1)	Net interest income from assets (income from mortgage loans held for sale, mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.
(2)	Assumes warehouse interest expense through December 31, 2004.

Hedging. From an interest rate risk management perspective, we use interest rate swaps and corridors in an effort to offset the potential adverse effects of our exposure during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in our best interest, given the cost of hedging transactions.

We seek to build a balance sheet and undertake an interest risk management program that is likely, in management’s view, to enable us to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses income preservation, as discussed in the first part of this section.

Corridors are legal contracts between us and a third party firm or “counterparty.” The counterparty agrees to make payments to us in the future (net of the in-the-money interest rate cap sold as part of the corridor) should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We have chosen to pay the premiums at the beginning to the counterparties under each contract. Each contract has both a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn corridor income (net of the in-the-money interest rate cap sold as part of the corridor). Payments on an annualized basis equal the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed-rate of interest while receiving a rate that adjusts with one-month LIBOR.

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted average strike rates for corridors that we held as of September 30, 2004. We did not hold corridors at December 31, 2003.

(Dollars in thousands, except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$1,647,657	$611,865	$752,716	$70,601	$52,822	$159,653
Weighted average strike price	$4.53	$3.08	$4.65	$7.02	$7.28	$7.45

Caps sold - notional	$1,647,657	$611,865	$752,716	$70,601	$52,822	$159,653
Weighted average strike price	$7.56	$6.52	$7.75	$9.27	$9.27	$9.28

Item 4. Controls and Procedures.

At September 30, 2004, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls following the date that we performed our evaluation. There were no significant deficiencies or material weaknesses identified during the course of this evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of these class actions and other litigation is summarized below:

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act, or HOEPA, the Truth in Lending Act, or TILA, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the New York State Banking Department (“NYSBD”) from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In or about October 1999 and November 1999, respectively, the NYSBD and our company submitted opposition to plaintiffs’ motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the Court’s behest in April 2004. In August 2004, the Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and are awaiting a final decision from the Court. We believe we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

49

•
In or about March 1999, we received notice that we had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint sought: (a) certification of a class of plaintiffs, (b) an accounting and (c) unspecified compensatory and punitive damages, including attorneys’ fees, based upon alleged (i) unjust enrichment, (ii) fraud and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by the plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, we filed a motion to change venue and the plaintiffs opposed the motion. In July 1999, the Court denied the motion. We appealed, and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, the plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Appellate Court granted the plaintiffs’ motion for class certification, from which we appealed. The Appellate Court denied our appeal in December 2001. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We appealed that decision, but the Appellate Court denied our appeal in November 2002. We filed a motion to reargue in December 2002, which was denied by the Appellate Court in January 2003. Discovery is now continuing in the lower Court. We believe that we have meritorious defenses and intend to defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against the LLC, Delta Funding Residual Management, Inc., or DFRM, and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest: (b) specific performance of the LLC’s obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered the New York County action. In February 2004, the Nassau County Court denied Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Morrison’s countersuit, which the Court denied in September 2004. The parties are now engaging in discovery. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

•
In or about December 2003, we received a notice that we had been named in two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek: (a) certification of a class of plaintiffs; (b) direction to return fax fees charged to borrowers; (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged: (1) breach of contract, (2) statutory fraud, and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims.   The plaintiff was granted leave to file a motion to amend his complaint in the fax fee case, which rendered our February 2004 motion to dismiss moot. The plaintiff filed an amended complaint in July 2004 and we filed a new motion to dismiss in August 2004, which the court has not yet decided. In March 2004, we filed a motion to dismiss the case pertaining to per diem interest claims, which the court denied in September 2004. We will file an answer and discovery will ensue in this case. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, our Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided in 2004 by our external auditors, KPMG LLP. The services include the annual audit, quarterly reviews, issuances of consents related to SEC filings, and certain tax compliance services.

Item 6. Exhibits.

Exh.
No.	Filed		Description

31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	*	—	Section 1350 Certification of the Chief Executive Officer
32.2	*	—	Section 1350 Certification of the Chief Financial Officer

_______________
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2004

DELTA FINANCIAL CORPORATION
(Registrant)

By:	/s/ Hugh Miller

Title: President and Chief Executive Officer

By:	/s/ Richard Blass

Title: Executive Vice President and Chief Financial Officer

