Form 10-K
period 2004-12-31
DELTA FINANCIAL CORP
filed 2005-03-31
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

(516) 364 - 8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	American Stock Exchange
(Title of each class of stock)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

     As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $7.95 for such stock on that date, was approximately $55.6 million.

     As of March 25, 2005, 20,308,587 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference from Delta Financial Corporation’s definitive proxy statement to stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004.

Delta Financial Corporation

PART I
Item 1. Business.

     An investment in Delta Financial Corporation common stock involves substantial risks and uncertainties. Delta Financial Corporation encourages you to carefully review the information set forth under the caption “Forward Looking Statements and Risk Factors” beginning on page 19 for a description of some of these uncertainties.

Description of Our Business

     Delta Financial Corporation (and collectively with its wholly owned subsidiaries, the “Company,” “we” or “us” and on a stand-alone basis “Delta Financial” or the “Holding Company”) is a specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans. We were incorporated in 1996 as a Delaware corporation. Our corporate offices are located at 1000 Woodbury Road, Woodbury, NY 11797 and we can be contacted at (516) 364-8500 or through our Internet web site at www.deltafinancial.com. Information appearing on our website will not be deemed to be part of this report.

     Our loans are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 23-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make mortgage loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements.

     We provide our customers with a variety of loan products designed to meet their needs, using a risk-based pricing strategy to develop products for different risk categories. Historically, the majority of our loan production has been fixed-rate with amortization schedules ranging from five years to 30 years. In 2004, our average loan size was approximately $148,000 and, at the time of origination, the weighted average interest rate was 7.85%, the weighted average loan-to-value ratio was 78% and the weighted average credit score of the underlying borrowers was approximately 630. Since 2001, at least 40% of our annual loan production has been related to borrowers located in either New York, New Jersey or Pennsylvania.

     We adhere to our Best Practice Lending Program aimed at ensuring the origination of quality loans and helping to better protect consumers. This Best Practice Lending Program includes:

  fair lending initiatives aimed at ensuring that all borrowers are treated fairly and similarly regardless of race, color, creed, religion, national origin, sex, sexual orientation, marital status, age, disability and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act;

  increased oversight of mortgage brokers and closing agents;

  enhanced fraud detection and protection;

  enhanced plain English disclosures; and

  other originations and underwriting initiatives which we believe help protect consumers.

     Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which are a cash and expense outlay for us because our cost to originate a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse lines of credit or utilize our available working capital. Second, we either securitize loans or sell our loans on a whole loan basis, using the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. In the first quarter of 2004, we embarked on a new strategy to finance the majority of our loan production using securitizations that qualify as on-balance sheet financings. This type of securitization requires us to record interest income on the outstanding portfolio of loans in each securitization trust and interest expense from the pass-through certificates issued by each securitization trust over time. When we sell loans on a whole loan basis, we record the premiums received upon sale as revenue. (See “Origination of Mortgage Loans - Securitizations and Whole Loan Sales”).

Business Strategy

     Our core business strategy is to maximize the size of our on-balance sheet securitized loan portfolio, which we ultimately believe will maximize earnings and help provide a consistent source of income in the upcoming years. As part of this strategy, we will seek to continue to increase our overall loan production, while maintaining our adherence to stringent underwriting standards. We plan to increase loan production by:

     Strengthening our loan production capabilities. In 2004, we expanded our wholesale origination platform by hiring more commissioned-based account executives, and opening two regional offices. At the same time, we expanded our retail origination platform by growing our loan origination centers and hiring more mortgage analysts. In 2005, we plan to further penetrate existing markets and to penetrate new markets by continuing to hire additional account executives for our wholesale channel and hiring more mortgage analysts in our retail channel, as well as open at least one additional loan origination center. We believe that our eleven retail loan origination centers currently have the capacity to add a meaningful number of mortgage analysts without incurring significant capital expenditures.

     Building a portfolio of loans on our balance sheet. We intend to continue to structure our securitizations to be accounted for as secured financings and to securitize the vast majority of the mortgage loans we originate so as to increase the size of our on-balance sheet loan portfolio that generates interest income. We anticipate recording positive earnings throughout fiscal year 2005, with the expectation of further increasing earnings in 2006, as the size of our on-balance sheet loan portfolio and the net interest income generated from the loan portfolio increases.

     Maintaining our stringent loan underwriting standards. While we are focused on growing our loan originations and loan portfolio, we intend to continue to assess our extensive database of proprietary loan level performance data to adjust our risk-based pricing model and underwriting guidelines. By doing so, we believe we can continue to originate quality mortgage loans.

     Capitalizing on our operating leverage. We intend to continue to capitalize on our operating leverage and lower expenses as a percentage of our loan originations by increasing our production at a faster pace than our fixed expenses increase during the same time period. We believe we will be able to use advances in technology, and in particular our proprietary loan origination system, Click & Close® (“C&C”), to reduce our loan origination costs while increasing efficiency and providing a high level of service.

Origination of Mortgage Loans

     We originate mortgage loans through two distribution channels, wholesale and retail. In the wholesale channel, we receive loan applications from independent third-party mortgage brokers, who submit applications on a borrower’s behalf. In the retail channel, we receive loan applications directly from borrowers. We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower. We underwrite loan packages for approval through our Woodbury, New York office, our Cincinnati, Ohio underwriting hub, or our Phoenix, Arizona; Jacksonville, Florida and Boston, Massachusetts regional offices. If the loan package is approved, we will fund the loan. We also purchase closed loans on a limited basis. (See “–Wholesale Loan Channel”).

     For the year ended December 31, 2004, we originated $2.6 billion of loans, an increase of 52.5% over the $1.7 billion of loans originated in the year ended December 31, 2003. The amount originated in 2004 included approximately $1.5 billion of brokered loans, representing 57.4% of total loan production, and $1.1 billion of retail loans, representing 42.6% of total loan production, compared to $1.0 billion of brokered loans, or 58.7% of total loan production, and $707.3 million of retail loans, or 41.3% of total loan production, during the year ended December 31, 2003.

     The following table shows certain data regarding our loans, presented by channel of loan originations, for the years shown:

	Year Ended December 31,

(Dollars in thousands)	2004	2003	2002

Broker:
Number of loans	8,434	6,087	4,611
Principal balance	$1,497,743	$1,005,484	$534,999
Average principal balance per loan	178	165	116
Weighted average initial CLTV ratio (1)	76.5%	74.2%	74.6%
Weighted average interest rate	7.7%	8.0%	9.5%
Weighted average credit score	623	622	601

Retail:
Number of loans	9,259	6,309	3,466
Principal balance	$1,113,783	$707,253	$337,191
Average principal balance per loan	120	112	97
Weighted average initial CLTV ratio (1)	80.0%	79.6%	79.5%
Weighted average interest rate	8.1%	8.3%	9.1%
Weighted average credit score	640	633	631

Total Broker and Retail:
Number of loans	17,693	12,396	8,077
Principal balance	$2,611,526	$1,712,737	$872,190
Average principal balance per loan	148	138	108
Weighted average initial CLTV ratio (1)	78.0%	76.4%	76.5%
Weighted average interest rate	7.9%	8.1%	9.4%
Weighted average credit score	630	627	613

Percentage of Loans Secured by:
First mortgages	97.7%	97.7%	96.3%
Second mortgages	2.3%	2.3%	3.7%

     (1) We determine the weighted average initial loan-to-value ratio of a loan secured by a first mortgage by dividing the amount of the loan by the lesser of the purchase price or the appraised value (or Insured Automated Valuation Model (“Insured AVM”) value) of the mortgage property at origination. We determine the weighted average initial combined loan-to-value (“CLTV”) ratio of a loan secured by a second mortgage by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised (or Insured AVM) value of the mortgage property at origination.

     The following table shows the weighted average interest rate and initial loan-to-value (“LTV”) ratio by lien position for the years shown:

	Year Ended December 31,

	2004	2003	2002

First Mortgage:
Weighted average initial LTV ratio (1)	78.0%	76.4%	76.4%
Weighted average interest rate	7.8%	8.1%	9.3%

Second Mortgage:
Weighted average initial CLTV ratio (1)	80.1%	78.5%	79.3%
Weighted average interest rate	9.1%	9.3%	10.5%

     (1) We determine the weighted average initial loan-to-value ratio of a loan secured by a first mortgage by dividing the amount of the loan by the lesser of the purchase price or the appraised (or Insured AVM) value of the mortgage property at origination. We determine the weighted average initial combined loan-to-value ratio of a loan secured by a second mortgage by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised (or Insured AVM) value of the mortgage property at origination.

     The following table shows the geographic distribution of loan purchases and originations for the periods indicated:

	Year Ended December 31,

	2004		2003		2002

	Percentage	Amount	Percentage	Amount	Percentage	Amount

Region:			(Dollars in millions)
New York, New Jersey	41.5%	$1,083.3	45.8%	$784.7	43.1%	$376.1
and Pennsylvania
Midwest	17.8	463.8	16.8	287.6	25.5	222.1
Mid-Atlantic (1)	15.3	400.7	17.8	305.2	13.5	118.2
Southeast	10.1	264.1	7.4	126.2	9.5	82.5
New England	10.6	277.7	8.0	136.5	7.3	64.0
West	4.7	121.9	4.2	72.5	1.1	9.3

Total	100.0%	$2,611.5	100.0%	$1,712.7	100.0%	$872.2

(1) Excluding New York, New Jersey and Pennsylvania.

     Wholesale Loan Channel. Through our wholesale loan distribution channel, which is principally conducted out of our Woodbury, New York headquarters, we primarily originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans in 29 states, through a network of approximately 2,300 independent brokers. The broker’s role is to source the business, identify the applicant, assist in completing the loan application, and process the loans, including, among other things, gathering the necessary information and documents, and serving as the liaison between the borrower and us through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all of the conditions that we impose as the lender, lend the money to the borrower. Due to the fact that brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers – for which they charge a broker fee – originating loans through our broker network is designed to allow us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations. Additionally, commencing in the third quarter of 2004, and on a limited basis, we purchased loans on a flow basis from select independent correspondents. This typically involves purchasing individual loans shortly after the loans are originated, as opposed to bulk purchases, which entail purchasing typically larger pools of loans at one time. We re-underwrite every correspondent loan, in accordance with our underwriting standards, prior to purchasing. As of December 31, 2004, we employed 99 account executives focused exclusively on the broker community. For the year ended December 31, 2004, our broker network accounted for $1.5 billion, or 57.4%, of our loan originations, compared to $1.0 billion, or 58.7%, of our loan originations for the year ended December 31, 2003 and $535.0 million, or 61.3%, of our loan originations for the year ended December 31, 2002. No single broker contributed more than 5.9%, 5.0% or 2.2% of our total loan production in the years ended December 31, 2004, 2003 and 2002, respectively.

     Wholesale Marketing. Historically, we have established and maintained relationships with brokers offering non-conforming mortgage products.

     Typically, we initiate contact with a broker through our Business Development Department, supervised by a senior officer with over 22 years of sales and marketing experience in the industry. We usually hire account executives that have contacts with brokers that originate non-conforming mortgage loans within their geographic territory. The account executives are responsible for developing and maintaining our broker network within their geographic territory by frequently visiting the broker, communicating our underwriting guidelines, disseminating new product information and pricing changes, soliciting loan leads, analyzing applications, providing pre-approvals and by demonstrating a continuing commitment to understanding the needs of the customer. The account executives attend industry trade shows and inform us about the products and pricing being offered by competitors and new market entrants. This information assists us in refining our programs and product offerings in order to remain competitive. Account executives are typically compensated with a base salary and commissions based on the volume of loans originated as a result of their efforts.

     Approval Process. Before a broker becomes part of our network, the broker must go through an approval process. Once approved, brokers may begin submitting applications and/or loans to us.

     To be approved, a broker must:

  demonstrate that he/she is properly licensed and registered in the state in which he/she seeks to transact business; and

  sign a standard broker agreement with us that requires the signer, among other things, to:
    abide by our fair lending policy;

    follow the National Association of Mortgage Brokers Best Practices Policies;

    comply with all state and federal laws; and

    submit only true and accurate documents and disclosures.

     We also perform searches on all new brokers using a third-party database that contains public and nonpublic information on individuals and companies that have incidents of potential fraud and misrepresentation. In addition, we regularly review the performance of loans originated through our brokers.

     Once approved, a broker may submit loan applications for prospective borrowers. To process broker submissions, our broker originations channel is organized by geographic regions and into teams, each consisting of account executives, account managers/processors, which are generally assigned to specific brokers. Since we operate in a highly competitive environment where brokers often submit the same loan application to several prospective lenders simultaneously, we strive to provide brokers with a rapid and informed response. Account executives analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within the same business day. In addition, brokers can obtain preliminary approvals, typically within seconds, directly from our proprietary originations software program – Click & Close® – by logging in and entering the basic loan information. Once a package is received from the broker, and the application is logged into C&C, the loan is automatically sent to an underwriting queue for review. If our underwriter approves the application, a “conditional approval” will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The file is then queued back to the account manager/processor, who works directly with the submitting broker to collect the requested information, meet all underwriting conditions and send out all appropriate documentation and disclosures.

     In most cases, we fund loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, we will use reasonable efforts to ensure that there is no missing information concerning the borrower or the application that might change the denial decision on the loan.

     We compensate our account executives, which are the primary relationship contacts with the brokers, mainly on a commission basis. We strive to have our account executives maintain the level of knowledge and experience integral to our commitment to providing the highest quality service for brokers. We believe that by maintaining an efficient, trained and experienced staff, we have addressed four central factors that influence where a broker sends its business:

  the service and support a lender provides;

  product offerings and pricing;

  the turn-around time, or speed with which a lender closes loans; and

  the lender’s knowledge concerning the broker and the broker’s business.

     Retail Loan Channel. Through our retail distribution channel, we develop retail loan leads primarily through our telemarketing system located in Cincinnati, Ohio, and also through Internet leads, direct mail, radio advertising and our network of eleven origination centers located in nine states. We continually monitor the performance of our retail operations and evaluate current and potential retail office locations on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed.

     Typically, contact with the customer is initially handled through our telemarketing center. Through our marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for our products. Our telemarketing representatives identify interested customers and forward these potential borrowers to a branch manager through our C&C system. The branch managers, in turn, distribute these leads to mortgage analysts via C&C by queuing the loan to a mortgage analyst’s “to do” list in C&C. The assigned mortgage analyst discusses the applicant’s qualifications and available loan products, negotiates loan terms with the borrower, ensures that an appraisal has been ordered from an independent third party appraisal company (or may, when certain underwriting criteria have been met, obtain an Insured AVM value), orders a credit report from an independent, nationally recognized credit reporting agency and processes the loan through completion. Our mortgage analysts are trained to structure loans that meet the applicant’s needs while satisfying our lending guidelines. C&C is utilized to queue the loan to underwriters at the appropriate times for approvals and help to facilitate the loan application process through closing. At December 31, 2004, we employed 365 loan officers, which represent a 28% increase in loan officers from December 31, 2003. The retail channel accounted for $1.1 billion, or 42.6%, of our loan originations for the year ended December 31, 2004, compared to $707.3 million, or 41.3%, of our loan originations for the year ended December 31, 2003 and $337.2 million, or 38.7%, of our loan originations for the year ended December 31, 2002.

Loan Underwriting

     Underwriting Guidelines. We maintain written underwriting guidelines that are utilized by all employees associated with the underwriting process. Throughout our 23-year history, these guidelines have been reviewed and updated from time to time by senior underwriters and the head of risk management. We provide our underwriting guidelines to all of the brokers from whom we accept loan applications. Loan applications received from brokers are classified according to particular characteristics, including, but not limited to, the applicant’s:

  ability to pay;

  credit history (with emphasis on the applicant’s existing mortgage payment history);
  credit score;

  income documentation type;

  lien position;

  LTV ratio;

  property type; and

  general stability, in terms of employment history, time in residence, occupancy and condition and location of the collateral.

     We have established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings ‘‘A’’ through ‘‘D’’, with sub-ratings within those categories. Terms of loans that we make, as well as maximum LTV ratios and debt-to-income ratios, vary depending on the classification of the applicant and the borrower’s credit score. Loan applicants with less favorable credit ratings and/or lower credit scores are generally offered loans with higher interest rates and lower LTV ratios than applicants with more favorable credit ratings and/or higher credit scores. The general criteria our underwriting staff uses in classifying loan applicants are set forth in the following table:

Summary of Delta’s Principal Underwriting Criteria (1)

	“A” Risk	“B” Risk	“C” Risk	“D” Risk

Credit Profile	Excellent credit	Good overall	Good to fair credit	Fair to poor credit
	history.	credit history.	history.	history.

Existing Mortgage History	Up to a maximum	Up to a maximum	Mortgage up to 60	Mortgage
	of two 30-day late	of one 60-day late	days delinquent at	delinquent 90
	payments in the	payment in the	close. Up to a	days or more.
	last 12 months.	last 12 months.	maximum of one
90-day late
payment in the
last 12 months.

Credit Scores (2)	Generally,	Generally,	Generally,	Generally,
	minimum credit	minimum credit	minimum credit	minimum credit
	score of 500.	score of 500.	score of 500.	score of 500.

Bankruptcy Filings	Ch. 7 discharged	Ch. 7 discharged	Ch. 7 discharged	May be open at
	or Ch. 13 filed	or Ch. 13 filed	or Ch. 13 filed	closing, but must
	more than two	more than one	prior to closing	be paid off with
	years prior to	year prior to	and if Ch. 13 is	proceeds.
	closing.	closing and if Ch.	open, must be
		13 is open, must	paid off with
		be paid off with	proceeds.
proceeds.

Debt Service to Income Ratio	55% or less	55% or less	55% or less	55% or less

Maximum LTV ratio:
Owner-Occupied	Up to 100% LTV	Up to 90% LTV	Up to 80% LTV	Up to 70% LTV
	with a 600 credit	with a 600 credit	with a 550 credit	with a 550 credit
	score for full	score for full	score for full	score for full
	income check	income check	income check	income check and
	loans if mortgage	loans if mortgage	loans if mortgage	mortgage not
	is no worse than	is no worse than	is 0x90.	worse than 90
	1x30.	3x30.		days delinquent at
close.

Non-Owner Occupied	Up to 90% LTV	Up to 80% LTV	Up to 75% LTV	Not available.
	with a 675 credit	with a 575 credit	with a 575 credit
	score for full	score for full	score for full
	income check	income check	income check
	loans if mortgage	loans if mortgage	loans if mortgage
	is no worse than	is no worse than	is 0x90.
	1x30.	3x30.

     (1) Each lettered risk classification has one or more sub-classifications. For example, within the “A” risk class, there are the following credit program sub-classifications: “A+”, “A1” and “A2”. The letter grades applied to each risk classification in the table reflect our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

     (2) The minimum credit score and maximum loan-to-value set forth in the table is for borrowers providing full documentation for a first mortgage on a one-to-two family property. Depending on the risk parameters of the loan, the minimum credit score requirement may be higher and the maximum loan-to-value may be lower, or require a higher credit score for the same loan-to value. (“1x30” means one payment late by 30 days; “3x30” means three payments late by 30 days; “0x90” means no payments late by 90 days).

     Underwriting Exceptions. We use these categories and characteristics as a guideline only. On a case-by-case basis, we may determine that the prospective borrower warrants an exception from our underwriting guidelines if sufficient compensating factors exist. Examples of compensating factors we consider include the following:

  low debt ratio;

  long-term stability of employment and/or residence;

  excellent payment history on past mortgages; or

  a significant reduction in monthly expenses.

     The following table sets forth the credit quality of our originations along with the weighted average coupon and weighted average loan-to-value, for the periods shown:

			Percent	Weighted	Weighted
	Credit	Total	of Total	Average	Average Loan-
(Dollars in thousands)	Grade	Originations	Originations	Coupon	to-Value

2004	A	$2,331,952	89.3%	7.7%	79.4%
	B	153,768	5.9	8.6	70.4
	C	81,369	3.1	9.0	64.7
	D	44,437	1.7	10.0	55.7

Total/Average		$2,611,526	100.0%	7.9%	78.0%

2003	A	$1,539,028	89.9%	8.0%	77.5%
	B	92,886	5.4	9.3	69.9
	C	55,431	3.2	9.7	66.2
	D	25,392	1.5	10.8	56.2

Total/Average		$1,712,737	100.0%	8.1%	76.4%

2002	A	$752,920	86.3%	9.1%	78.1%
	B	57,186	6.6	10.3	70.3
	C	42,903	4.9	11.1	66.0
	D	19,181	2.2	12.1	55.5

Total/Average		$872,190	100.0%	9.4%	76.5%

     The mortgage loans we originate have amortization schedules ranging from five years to 30 years, generally bear interest at fixed rates and require equal monthly payments, which are due as of a scheduled day of each month. The adjustable-rate loans we originate, referred to as “2/28” or “3/27” products, generally contain features where rates are fixed for some period of time (two to three years) and then adjust every six months thereafter. Additionally, during the fourth quarter of 2004, we began to offer an interest-only loan product that requires interest-only payments for the first five years of the loan, and then becomes a fully amortizing loan in year six through the end of its 30 year term. Substantially all of our mortgage loans are fully amortizing loans. The principal amounts of the loans we originate generally range from a minimum of $40,000 to a maximum of $800,000 and we will lend up to 100% of the combined loan-to-value ratio. Our loans are generally secured by one- to four-family residences, including condominiums and town-houses, and these properties are usually occupied by the owner. It is our policy not to accept commercial properties or unimproved land as collateral. However, we will accept mixed-use properties, such as a property where a portion of the property is used for residential purposes and the balance is used for commercial purposes, and we will accept small multifamily properties of five to eight units, both at reduced loan-to-value ratios. We do not originate loans where any senior mortgage contains an open-end advance, negative amortization or shared appreciation provisions – all of which could have the effect of increasing the amount of the senior mortgage, thereby increasing the combined loan-to-value, and increasing the risk of the loan to us.

Documentation and Review. Our mortgage loan programs include:

  a full documentation program;

  a limited documentation program;

  a no income verification program for self-employed borrowers; and

  a stated income program.

     Our borrowers’ total monthly debt obligations – which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness – generally are 50% or less of the borrower’s monthly gross income. Some of our borrowers will qualify using our maximum debt-to-income ratio of 55%. For loans to borrowers who are salaried employees, we require current employment information in addition to employment history. We verify this information based on one or more of the following items: written confirmation from employers, recent pay-stub, recent W-2 tax form, recent tax return, bank statements and telephone confirmation from the employer. For our limited documentation program, we require either six months of bank statements or a job letter to be submitted which contains substantially the same information one would find on a standard verification of employment form, including:

  job position;

  length of time on job;

  current salary; and

  the job letter should appear on the employer’s letterhead and include the telephone number and signature of the individual completing the letter on behalf of the employer.

     For our no income verification program, we require proof of self-employment in the same business for two years. We only offer our stated income program, which represents a very small percentage of our loans, for better credit quality borrowers where telephone verification is performed by an underwriter to verify that the borrower is employed. We usually require lower combined LTV ratios with respect to loans made under programs other than the full documentation program.

     We assess a borrower’s credit-worthiness primarily based on the borrower’s mortgage history and credit score, and we generally adjust our pricing and LTV ratios based on many other risk parameters. Our borrowers often have either (a) mortgage or other credit delinquencies, (b) problems providing documentation generally required by traditional lenders, and/or (c) collateral types against which traditional lenders generally will not lend. Qualification for a loan is based primarily upon our risk-based pricing model and guidelines, which we have developed over our 23-year history and our extensive database of prior loan performance. Because there are compelling circumstances with some borrowers, we employ experienced non-conforming mortgage loan underwriters to review the applicant’s credit profile and to evaluate whether an impaired credit history is a result of adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. An applicant's credit record will often be impaired by personal circumstances, including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing.

     We have a staff of 79 underwriters with an average of eight years of non-conforming lending experience and four years working for us. All underwriting functions for broker originations are conducted in our Woodbury, New York headquarters, our Cincinnati, Ohio underwriting office and our Jacksonville, Florida and Boston, Massachusetts regional offices. All underwriting functions for retail originations are conducted in our Cincinnati, Ohio retail underwriting ‘‘hub’’, our Phoenix, Arizona regional office and our Woodbury, New York headquarters. We do not delegate underwriting authority to any third party. Our underwriting department functions independently of our business development and sales departments and does not report to any individual directly involved in the sales origination process. Our underwriters are trained to review all components of the loan to determine its compliance with our underwriting guidelines.

     As the underwriting department employs underwriters with different levels of experience and seniority, we have instituted underwriting internal controls that limit approval authority by underwriting position. These limits are based on maximum loan amount and LTV ratios, ensuring that loans at the highest dollar or LTV-limits we offer are reviewed and approved only by the underwriting department's most senior members. Also, for all files initially reviewed by lower level underwriters, a second review of the file is performed by a more senior underwriter prior to closing the loan.

     Appraisals, Insured AVMs and Quality Control. We underwrite every loan submitted by thoroughly reviewing credit and by performing the following:

  a separate appraisal review is conducted by our underwriter and/or appraisal review department except where an appraisal is not centrally ordered by us or an Insured AVM is utilized; and

  a full compliance review, to ensure that all documents have been properly prepared, all applicable disclosures given in a timely fashion, and proper compliance with all federal and state regulations.

     When we utilize appraisals, we require that they be performed by third-party, fee-based appraisers and to conform generally to current Fannie Mae and Freddie Mac secondary market requirements for residential property appraisals. Each appraisal includes, among other things, an inspection of both the exterior and interior of the subject property and data from sales within the preceding 12 months of similar properties within the same general location as the subject property. We perform an appraisal review on each loan prior to closing on appraisals that were not centrally ordered by us. We do not believe that the general quality control practices of many conventional mortgage lenders, which is to perform only drive-by appraisals after closings, provides sufficient protection for non-centrally ordered appraisals. As such, in addition to reviewing each of these appraisals for accuracy, we access alternate sources to validate sales used in the appraisals to determine market value. These sources include:

  Multiple Listing Services;

  assessment and sales services, such as Comps, Inc., Pace and RealQuest;

  on-line Internet services, such as Realtor.com; and

  other sources for verification, including broker price opinions and market analyses by local real estate agents.

     For quality control purposes, using the criteria that we have developed over time, we actively track and grade all appraisers from whom we accept appraisals. We do not accept work from appraisers who have not conformed to our review standards.

     When certain underwriting criteria have been met, we may utilize an Insured AVM in lieu of an appraisal for certain originations. An Insured AVM is the coupling of a third party valuation estimate and insurance on that value. The third party AVM providers have created computer programs that use relevant real estate information, such as sales prices, property characteristics and demographics, to calculate a value for a specific property. Public records are the primary data source for an Insured AVM, and the quality of the values that they generate varies depending upon the data they use and their design. AVMs are complex programs incorporating a variety of forecasting techniques including linear regression, expert systems, neural networks, artificial intelligence and other methodologies. The different methodologies, algorithms, and variables used by the third party AVM providers may vary greatly and affect their reliability and accuracy.

     Once an acceptable AVM has been generated, we will order a property condition report through the third party AVM provider. One of the weaknesses in using an AVM to value a property is the lack of a physical exterior or interior inspection of the property. To mitigate some of this inherent weakness, we require a property condition report for each AVM considered for use. A property condition report is a limited physical external inspection of the property. The primary benefit of using Insured AVMs is that they reduce the time to complete a value estimate on a property.

     At the closing of the loan, we will purchase insurance that will insure the value of the property. In the event the borrower defaults upon their loan, resulting in the liquidation of the property, the insurance company may have to pay a portion of any losses we incur. A retroactive appraisal is performed as of the original valuation date when a loss arises involving an Insured AVM. If the Insured AVM value is found to exceed the appraisal value by more than a specific tolerance percentage (i.e., 5%), the insurer must reimburse us for the losses incurred from the disposal of the property or for the difference in values, whichever is less, plus certain other expenses.

     For quality control purposes, we perform post-funding reviews on Insured AVMs, similar to our appraisal post-funding reviews.

     After completing the underwriting and processing of a brokered loan, we schedule the closing of the loan with an approved closing attorney or settlement agent. We hold the closing attorney or settlement agent responsible for completing the loan closing transaction in accordance with applicable law and our operating procedures. We also require title insurance that insures our interest as a lender, and evidence of adequate homeowner’s insurance naming us or our servicing agent as an additional insured party on all loans.

     We perform a post-funding quality control review to monitor and evaluate our loan origination policies and procedures. The quality control department is separate from the underwriting department and reports directly to a member of senior management.

     Our quality control department samples at least 10% of all loan originations and performs a full quality control re-underwriting and review, the results of which are reported to senior management on a quarterly basis. On a daily basis, should the need arise, the manager of quality control underwriting will notify senior management of any critical loan findings. The sample of loans reviewed is selected in the following manner:

all early default payments and customer complaints;

  at least 5% of all funded loans each month are selected on a random basis; and

  targets, which may be based on sources of business (both internal branches/teams and external brokers, areas or other third parties) or products (perceived riskier products and newly offered products).

     If any discrepancies are discovered during the review process, a senior quality control underwriter re-reviews the loan and proceeds with any necessary follow-up actions. Discrepancies noted by the review are analyzed and corrective actions are instituted. A typical quality control underwriting review currently includes:

  re-verifying the credit report;

  reviewing loan applications for completeness, signature, and consistency with other processing documents;

  obtaining new written and/or verbal verification of income and employment from employer;

  obtaining new written and/or verbal verification of mortgage to re-verify any outstanding mortgages, if necessary;

  obtaining a new verification of value and/or photo for each property; and

  analyzing the underwriting and program selection decisions.

     We update the quality control process from time to time as our policies and procedures change.

      Click & Close®. C&C is a proprietary web-based system that we developed internally to streamline and integrate our origination process. C&C opens an online channel of communications between us, brokers and a wide range of other mortgage information sources. C&C includes an integrated imaging system that reduces paper flow and allows loans to be handled simultaneously by multiple employees in the originations process. We currently use C&C to automate and facilitate many of our origination processes, including, but not limited to:

  logging in and tracking applications in our retail and wholesale channels;

  generating pre-approvals utilizing our risk-based pricing model;

  generating stipulation sheets, preliminary disclosures and other documents; and

  easy, real-time supervisory oversight to ensure all applications are being worked on in a timely manner.

     We are continuing to improve C&C to further streamline our processes and to reduce the paper flow required throughout the mortgage origination process. Our goal is to reduce our reliance on paper records, which we believe will lower our cost to originate.

      Competition. As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, savings banks, mortgage real estate investment trusts (“REITs”), government-sponsored entities (such as Fannie Mae and Freddie Mac) and finance companies. Many of these competitors in the financial services business are substantially larger, have more capital and substantially greater resources than we do, a lower cost of funds and a more established market presence than we have. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. Competition can take many forms, including interest rates and costs of the loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Furthermore, the level of spreads and/or gains realized by us and our competitors on the securitization or sale of the type of loans originated has attracted additional competitors into this market, which has lowered the spreads and gains that may be realized by us on future securitizations and loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions, giving companies with greater volumes of originations a competitive advantage, including a pricing advantage. In the wholesale channel, we seek to compete with our competitors through an emphasis on quality of service, diversified products, use of technology and competitive pricing.

     We depend primarily on independent mortgage brokers for the origination of our wholesale mortgage loans, which constitute the majority of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with other lenders for the independent brokers’ business on the basis of pricing, service, loan fees, costs and other factors. Competition from other lenders could negatively affect the volume and pricing of our wholesale loans, which could reduce our loan production.

     If our competitors increase their marketing efforts to include our target market of borrowers, we may be forced to reduce the rates and fees we currently charge in order to maintain and/or expand our market share. Any reduction in our rates or fees could reduce our profitability and adversely affect our business.

     Over the past several years, many larger finance companies, financial institutions and conforming mortgage originators have adapted their conforming origination programs and allocated resources to the origination of non-conforming loans. Some of these companies have begun to offer products similar to those offered by us to customers in our target market. For example, the government-sponsored entities Fannie Mae and Freddie Mac have begun to adapt some of their programs to include some products similar to those offered by us, and have begun to expand their presence into the non-conforming market. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. A material expansion of their involvement in the market to purchase sub-prime loans could change the dynamics of the industry in which we operate in ways adverse to us by virtue of their size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience higher-than-expected losses, overall investor perception of the sub-prime mortgage industry may suffer. The entrance of these government-sponsored entities and other larger and better-capitalized competitors into our market may reduce our market share and/or our overall level of loan originations.

     Pooling of Loans Prior to Securitization or Whole Loan Sales. After we fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time – generally, not more than three months – long enough to enable us to either securitize or sell the loans. During the time we hold the loans prior to securitization or whole loan sale, we earn interest income from the borrower. The income is partially offset by any interest we pay to our warehouse creditors for providing us with financing. Additionally, we pay a third party servicer a sub-servicing fee to perform the servicing of the mortgage loans during this pre-securitization or sale holding period.

     Securitizations and Whole Loan Sales. We securitize or sell all of the mortgage loans we originate. As a fundamental part of our present business and financing strategy, we securitize almost all of our mortgage loans. We may also choose to sell a small number of our loans as whole loans when we believe that market conditions present an opportunity to achieve a better return through such sales. We select the outlet depending on market conditions, relative profitability and cash flows. In 2004 and 2003, whole loan sales comprised approximately 6.5% and 2.8%, respectively, of the total amount of our combined securitizations and loan sales transactions.

     Securitizations. In a securitization, we pool together loans, typically each quarter, and sell these loans to a newly formed securitization trust. These trusts are established for the limited purpose of buying our mortgage loans and are bankruptcy remote – meaning that purchasers of asset-backed securities may rely on the cash flows generated from the assets held by the securitization trust for payment and not upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis, despite carrying the securitized loans and the securitization financing on our financial statements. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

     The securitization trust raises cash to purchase the mortgage loans from us by issuing securities to the public. These securities, known as “asset-backed pass-through securities,” are secured, or backed, by the pool of mortgage loans held by the securitization trust. These asset-backed securities, or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust, which entitle their holders to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. The securitization trust also issues other certificates, namely a BIO certificate, and a P certificate (which entitles the holder to receive prepayment penalties received from borrowers who payoff their loans early, and together with the BIO certificate are sometimes referred to as “excess cashflow certificates”). We structured each of our securitizations in 2004 to be accounted for as a secured financing, which is known as “portfolio accounting.” With portfolio accounting, the mortgage loans held in the securitization trust (that underlie the excess cashflow certificates and are sometimes referred to as “securitized loans”) are recorded on our balance sheet as mortgage loans held for investment, together with the related financing on the mortgage loans held for investment (which are the senior certificates or bonds issued by the securitization trust). Prior to 2004, we structured our securitizations to be accounted for as sales, which is known as “gain-on-sale accounting.” With gain-on-sale accounting, we recorded an upfront gain at the time of securitization equal to present value of the total amount we expected to receive from the loans over the life of the securitization and capitalized the excess cashflow certificates on our balance sheet.

     We apply the net proceeds from securitizations and whole loan sales to pay down our warehouse lines of credit – in order to make available capacity under these facilities for future funding of mortgage loans – and utilize any additional funds for working capital.

     The following table sets forth certain information regarding loans sold through our securitizations and on a whole loan basis during the years ended December 31, 2004 and 2003:

	Year Ended December 31,

(Dollars in thousands)	2004	2003

Loan securitizations – gain on sale(1)	$113,927	$1,495,183
Loan securitizations – portfolio based	2,309,989	--
Whole loan sales	169,326	42,417

Total securitizations and whole loan sales	$2,593,242	$1,537,600

     (1) For the year ended December 31, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale related revenue during the first quarter of 2004. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on-sale revenue during the year ended December 31, 2004 when we delivered the loans under the pre-funding feature to the securitization trust in January 2004.

     Whole Loan Sales. Whole loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis. We have found that, from time to time, we can receive better economic results by selling some of our mortgage loans on a whole loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. In 2004 and 2003, we sold whole loans without recourse and on a servicing-released basis of $169.3 million and $42.4 million, respectively. The average premium, net of reserves, we received for the whole loans sold during the year ended December 31, 2004 was 4.4%, compared to 4.9% for the comparable 2003 period.

      Other Income. In addition to the income and cash flows we earn from securitizations (accounted for as sales and secured financings) and whole loan sales, we also earn income and generate cash flows from:

  any fair value adjustments related to the excess cashflow certificates;

  distributions from Delta Funding Residual Exchange Company LLC (the “LLC”), an unaffiliated limited liability company, which holds excess cashflow certificates. We have a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC’s President which has led us to commence a lawsuit to recover all of the amounts due to us and a counter-suit by the LLC. (See “- Item 3. - Legal Proceedings”); and

  miscellaneous interest income, including prepayment penalties received on some of the mortgage loans we sold in connection with our securitizations prior to 2002.

Loan Servicing

     Since May 2001, the mortgage loans comprising our mortgage loans held for investment – pre-securitization or held for sale are serviced for us by a third party servicer, Ocwen Financial Corporation (“Ocwen”), under a subservicing agreement. The sub-servicer, in servicing and administering the mortgage loans, shall employ or cause to be employed procedures and exercise the same care that it customarily employs and exercises in servicing and administering mortgage loans for its own account, in accordance with accepted mortgage servicing practices of prudent lending institutions servicing mortgage loans similar to the mortgage loans in return for a fee. Prior to May 2001, we directly serviced substantially all of the mortgage loans that we originated and securitized since our inception in 1982.

     In January 2001, we entered into an agreement to transfer our servicing portfolio to a third party servicer, Ocwen. In May 2001, we physically transferred our entire servicing portfolio to Ocwen. We no longer service loans, nor do we have a servicing operation. We do, however, maintain several employees to assist third parties with delinquent and defaulted loans, as well as portfolio retention. Currently, we sell the mortgage servicing rights related to our securitized mortgage loans to Ocwen, or another third party servicer, at the time we securitize our mortgage loans. If we choose to sell the mortgage servicing rights to another third party servicer, Ocwen will then, on our behalf, transfer the mortgage loans electronically to the other third party servicer. Normally a servicing transfer can be completed within 45 days following the close of the securitization. We continually assess third party servicers in order to determine which we will sell the servicing rights to on a securitization by securitization transaction basis.

     Ocwen has recently begun the process of terminating its banking subsidiary’s status as a federal savings bank under Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation (“FDIC”) supervision. If this process, which is referred to as "debanking," is completed, Ocwen would dissolve its bank subsidiary and continue its non-depositary businesses, including its mortgage servicing business, using another subsidiary. Should debanking be completed, Ocwen would no longer be a savings-and-loan holding company and would no longer be able to take deposits in the United States or benefit from federal preemption. Ocwen’s ability to debank is subject to a number of contingencies, many of which are beyond their control, including approvals by the OTS with respect to the application for a voluntary dissolution and sales of its banking subsidiary’s deposits to third parties. There can be no assurance that they ultimately will be successful in debanking. Ocwen has advised us that it does not believe its debanking process will affect its ability to service our loans or prevent Ocwen from performing any of its duties or responsibilities in accordance with our servicing agreements with them. In addition, Ocwen has not completed its evaluation of its internal controls as required under the Sarbanes-Oxley Act of 2002. Ocwen has identified certain significant deficiencies that have been or are being remediated. Ocwen has provided no assurance that additional deficiencies will not be identified, nor have they given any assurance that if additional deficiencies are noted that they will be remediated. See “ – Forward Looking Statements and Risk Factors.”

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

  the Federal Truth-in-Lending Act (“TILA”) and Regulation Z, including the Home Ownership and Equity Protection Act of 1994 (“HOEPA”);

  the Equal Credit Opportunity Act of 1974, as amended (“ECOA”);

  the Fair Credit Reporting Act of 1970, as amended;

  the Real Estate Settlement Procedures Act (“RESPA”), and Regulation X;

  the Home Mortgage Disclosure Act;

  the Telephone Consumer Protection Act;

  the CAN-SPAM Act;

  the Sarbanes-Oxley Act of 2002 (“SOX”);

  the Federal Debt Collection Practices Act; and

  other federal, state and local statutes and regulations affecting our activities.

     Mortgage-Related Rules and Regulations. We are subject to the rules and regulations of, and examinations by, the Department of Housing and Urban Development (“HUD”) and various state regulatory authorities, as well as the various other lending laws cited above, with respect to our core business of originating, processing and underwriting loans (and servicing loans prior to May 2001). These rules and regulations, among other things:

  impose licensing obligations on us;

  establish eligibility criteria for mortgage loans;

  prohibit discrimination;

  require credit reports on loan applicants;

  regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features;

  mandate specified disclosures and notices to borrowers; and

  in some cases, fix maximum interest rates, fees and mortgage loan amounts.

     Failure to comply with these requirements can lead to, among other things, loss of approved status, demands for indemnification or mortgage loan repurchases, rights of rescission for mortgage loans, class action and other lawsuits, and administrative enforcement actions.

     Several states and local municipalities have recently enacted so-called “high cost” mortgage laws and/or regulations. While many of these laws and regulations contain some provisions that are similar to one another, there are a variety of provisions that vary from state to state and municipality to municipality, which has significantly increased the costs of compliance. In addition, dozens of other state and local laws and regulations are currently under consideration, with more likely to be proposed in the foreseeable future, that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on a number of commonly accepted lending practices, including some of our practices. There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws, rules and regulations could harm our business by:

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

     In July 2003, regulations adopted by the OTS became effective. These regulations eliminated the ability of state-chartered financial institutions and bankers to charge prepayment penalties on alternative mortgages under the Federal Alternative Mortgage Transactions Parity Act (“Parity Act”), while federally-regulated entities still enjoy that right. As a result, these regulations provide a competitive disadvantage for state-chartered entities, such as our company, in certain states with respect to alternative mortgages.

     In September 1999, we settled allegations by the New York State Banking Department (“NYSBD”), and a lawsuit by the New York State Office of the Attorney General (“NYOAG”), alleging that we had violated various state and federal lending laws. We entered into a global settlement with the NYSBD and NYOAG which was evidenced by (a) a Remediation Agreement by and between our subsidiary, Delta Funding Corporation (“Delta Funding”), and the NYSBD, dated as of September 17, 1999 and (b) a Stipulated Order on Consent by and among Delta Funding, us and the NYOAG, dated as of September 17, 1999. As part of the settlement, among other things, we agreed to the following:

  we have implemented agreed upon changes to our lending practices;

  we are providing reduced loan payments aggregating $7.25 million to a group of borrowers identified by the NYSBD; and

  we created a stock fund managed by the NYSBD and financed by the grant of 525,000 shares of our common stock. In 2003, the NYSBD sold these shares.

     Each month, on behalf of borrowers designated by the NYSBD, we make subsidy payments to the related securitization trusts. These subsidy payments fund the difference between the original loan payments and the reduced loan payments. As part of the second exchange offer we completed in August 2001, the LLC is obligated to satisfy these payment subsidies out of the cash flows generated by the mortgage-related securities it owns. If the LLC’s cash flows are insufficient to pay this obligation, we remain responsible to satisfy our obligations under the Remediation Agreement.

     In March 2000, we finalized an agreement with the U.S. Department of Justice (“DOJ”), the Federal Trade Commission (“FTC”) and HUD to complete the global settlement we had reached with the NYSBD and NYOAG. The Federal agreement mandated some additional compliance efforts for us but did not require any additional financial commitment by us. We did not make any additional financial commitments between the settlement date and March 2000, or at any time thereafter. The Stipulated Order on Consent and the Remediation Agreement both expired by their terms in September 2002 and the Federal agreement expired by its terms in March 2003. We remain obligated as discussed above to continue to make subsidy payments on behalf of borrowers identified by the NYSBD for so long as these borrowers continue to make payments under the applicable mortgage loans.

     We believe that we are in compliance in all material respects with applicable federal and state laws and regulations. Changes to the laws and regulations by the federal government or in any state where we do business may affect our operations in substantial and unpredictable ways.

Environmental Matters

     To date, we have not been required to perform any environmental investigation or clean-up activities, nor have we been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future. Although we primarily lend to owners of residential properties, in the course of our business, we may acquire properties securing loans that are in default. There is a risk that we could be required to investigate and clean-up hazardous or toxic substances or chemical releases at these properties, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Subsidiary Activities

     Delta Financial Corporation has three wholly-owned subsidiaries, Fidelity Mortgage Inc., DFC Financial Corporation and Delta Funding Corporation. The following is a summary of each of these subsidiaries activities at December 31, 2004:

     Fidelity Mortgage Inc. - Originates mortgage loans directly with borrowers who submit loan applications. Develops loan leads primarily through a telemarketing system, and also through Internet leads, direct mail, radio advertising and a network of eleven origination centers located in nine states.

     DFC Financial Corporation - Holds the trademark rights for both Fidelity Mortgage Inc. and Delta Funding Corporation.

     Delta Funding Corporation - Originates mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. The majority of the originations occur in 29 states, through a network of approximately 2,300 independent brokers. Additionally, Delta Funding Corporation has 17 wholly owned subsidiaries; the activities of each are as follows:

       DFC Acceptance Corporation - Owns REMIC non-economic residual certificates and, through its interest in 11 wholly-owned trusts (Renaissance NIM Trust - 2002-A, 2002-C, 2002-D, 2003-A, 2003-B, 2003-C, 2003-D, 2004-A, 2004-B, 2004-C and 2004-D), excess cashflow certificates related to loan securitizations consummated by Delta Funding Corporation or by another subsidiary of Delta Funding Corporation, namely Renaissance Mortgage Acceptance Corp.

       DFC 2003-B Corp. - This subsidiary purchases mortgage loans from its parent, Delta Funding Corporation, and then arranges short-term financing (warehouse financing) using the mortgage loans as collateral.

       Renaissance Mortgage Acceptance Corp. - Purchases mortgage loans from its parent, Delta Funding Corporation, and then arranges long-term financing (financing on mortgage loans held for investment) utilizing REMICs to securitize the mortgage loans, which collateralize the borrowings.

       DF Special Holdings Corporation - Owns a REMIC non-economic residual certificate.

       Other Subsidiaries - Delta Funding Corporation has 13 other wholly-owned subsidiaries (DFC 2003-A Corp.; Continental Property Management Corp.; DFC 1999-A Corp.; DFC Receivables Company, LLC; DFC 2000-B Corp.; DFC Financial of Canada Limited; DFC Funding of Canada Limited; DFC Servicing

  Receivables Corp.; DFC Servicing Receivables Company, LLC; DFC Holding-A Corp.; DFC Funding Corporation, Delta Funding Residual Holding Trust 2000-1 and Delta Funding Residual Holding Trust 2000-2) incorporated or organized in Delaware, New York or Ontario, Canada, which were inactive as of December 31, 2004. These subsidiaries may become active depending upon the further needs of their parent.

Employees

     As of December 31, 2004, we had a total of 1,123 employees, including both full-time and part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     Certain information contained in this Annual Report on Form 10-K constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on a variety of important factors. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “may,” “plans,” “potential,” “predict,” “should,” “could,” “is likely to,” “believe,” “to be,” “will be,” “will continue to be,” or similar words or terminology. These statements include, but are not limited to, our future profitability and our future interest income, our future cash flows and liquidity requirements, the future performance of our loan portfolios, our plans to grow originations, the impact of changes in interest rates, our future hedging strategy, the anticipated impact to our financial statements of our change to our accounting for securitizations, our ability to realize benefits from our deferred tax asset, our anticipated outcome of litigation and regulatory matters, and the impact of Ocwen’s “debanking” upon our business, as well as statements expressing optimism or pessimism about future operating results. Such statements are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act (“PSLRA”) of 1995. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. We caution readers that numerous important factors discussed in this Report, or detailed in our other Securities and Exchange Commission (“SEC”) reports and filings, in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in this Report.

     These risks and uncertainties, and those contained below, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such forward looking statements. We undertake no obligation to update publicly any of these statements in light of future events except as required by law.

Risks Related to Our Business Operations

     In the past, we have operated on a negative cash flow basis. We cannot assure you that we will have sufficient capital resources to satisfy our fixed obligations and fund our operations.

     We require substantial amounts of cash to fund our loan originations and operations. In the past, during the years 2001 and 2000, we generally operated on a negative cash flow basis. Over the past several quarters, we have generally been able to generate cash from our operations, securitizations and loan sales to offset our current costs, mainly due to our growing loan production and the proceeds we receive from our securitization and net interest margin (“NIM”) transactions. We cannot assure you, however, that we will be able to earn a sufficient spread between our cost of funds and our average mortgage rates, or that we will be able to utilize optimal securitization structures (including the sale of NIM notes or interest-only certificates or bonds) or be able to securitize at all or at terms favorable to us, to generate sufficient revenues and cash flows to offset our current cost structure and cash uses. Furthermore, we cannot assure you that we will be able to continue to originate a sufficient number of loans, which could also impact our ability to generate enough cash from securitizations, loan sales and net interest income to offset our costs in the future.

     In addition, we cannot assure you that we will continue to generate positive cash flow in future periods, or at all, or that we will have sufficient working capital to fund our operations, the cost structure of which includes substantial fixed costs. If we do not have sufficient working capital, we may need to reduce the scope of our operations and may not be able to satisfy our obligations as they become due, which would harm our business.

     Our previous financial statements are not indicative of our future financial results.

     In March 2004, we began using a securitization structure that we account for as a secured financing, also known as portfolio accounting. Portfolio accounting recognizes the related revenue as net interest income received over the life of the securitized loans. In contrast, our prior securitization structures required us to record virtually all of the income received upfront as a gain on sale of mortgage loans. We structured all four of our 2004 securitizations as secured financings and plan to continue to utilize this structure, and portfolio accounting, for our future securitization transactions. As a result, income that would have otherwise been recognized upfront as gain-on-sale revenue at the time of a securitization is now recognized over the life of the loans.

     As a result of these changes, our results of operations in 2004 were recorded on a basis that is substantially different from prior years. We recorded losses for each quarter of 2004, except the fourth quarter, when we recorded a minimal profit of $0.01 per diluted share. The losses through the first three quarters and minimal gain in the fourth quarter reflected the time it took to build our loan portfolio to a size that generated sufficient net interest income to offset our operating expenses. Accordingly, our financial statements from prior years will be of limited use to you in evaluating our performance in future periods.

     In addition, during 2003, we recorded a tax benefit of $25.4 million, primarily relating to a reversal of a valuation allowance that we had established in 2000 against a deferred tax asset. The reversal of the valuation allowance had a significant effect on our financial statements, particularly our recognition of additional income equal to the amount of the valuation allowance reversal in the third quarter of 2003. Beginning in the third quarter of 2003, our financial statements reflected an effective income tax rate of 39%, which is a higher effective rate than the rate we reflected from the time that we established the valuation allowance to the time that we reversed it.

     We depend primarily on independent mortgage brokers for the origination of our wholesale mortgage loans.

     Independent mortgage brokers produce the majority of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. For the years ended December 31, 2004 and 2003, 57% and 59%, respectively, of our loan originations were originated through approximately 2,300 and 1,700 independent brokers, respectively. We compete with other lenders for the independent brokers’ business on the basis of pricing, service, loan fees, costs and other factors. Competition from other lenders could harm the volume and pricing of our wholesale loans, which could reduce our loan production.

     Intense competition in the non-conforming mortgage loan industry may result in reduced loan production, reduced net income or in revised underwriting standards, which could harm our business.

     As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, mortgage REITs and finance companies. Compared to us, many of these competitors are substantially larger than we are, have greater access to capital at a lower cost than we do, have substantially greater resources than we do and have a more established market presence than we have. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. Competition can take many forms, including lower interest rates and costs to the borrower, less stringent underwriting standards, convenience in obtaining a loan, customer service, the amount and term of a loan and more desirable or effective marketing and distribution channels. Furthermore, the entrance of additional competitors into our market could adversely affect the overall execution of our securitizations as well as reduce the gains that we may be realize in future loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions, giving companies with greater volumes of originations a competitive advantage.

     If our competitors increase their marketing efforts, we may be forced to expand our marketing efforts, reduce the rates and fees we currently charge or change our underwriting guidelines in order to maintain and expand our market share. Any reduction in our rates or fees, or any change to our underwriting guidelines, could harm our business. Any expansion of our marketing efforts could result in higher costs.

     We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

     At the time we originate mortgage loans, we rely heavily upon information supplied to us by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and we do not detect the misrepresentation prior to funding of the loan, the value of the loan may be significantly lower than expected. Whether any misrepresentation or fraudulent act is made by the loan applicant, the mortgage broker, another third party or one of our employees, we may bear the risk of loss. A loan subject to such misrepresentation or fraud is typically unsaleable or subject to repurchase by us if it is sold by us prior to detection of the misrepresentation or fraud. Even though we may have rights against persons and entities who made or knew about the misrepresentation or fraudulent act, these persons and entities are often difficult to locate, making it difficult to collect any monetary losses we may have suffered.

     We have controls and processes that are designed to help us identify misrepresentations from our borrowers and brokers. However, we cannot assure you that we have detected or will detect all misrepresentations or fraud in our loan originations. If we were to experience a significant number of these problems, our business would be harmed.

     We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties in our mortgage loan sales agreements, which could harm our business.

     In connection with the sale and securitization of our loans, we are required to make customary representations and warranties regarding us and the loans. We are subject to these representations and warranties for the life of the loans and they relate to, among other things:

  compliance with laws;

  regulations and underwriting standards;

  the accuracy of information in the loan documents and loan files; and

  the characteristics and enforceability of the loans.

     A loan that does not comply with these representations and warranties may be unsaleable or saleable only at a discount. If the loan is sold before we detect non-compliance with these requirements, we may be obligated to repurchase the loan and bear any associated loss, or we may be obligated to indemnify the purchaser against that loss. We believe that we have qualified personnel and have established controls to help ensure that all loans will be originated to the market’s requirements; however, we cannot provide any assurance that we will succeed in doing so. We seek to minimize losses from defective loans by correcting flaws if possible and then selling or re-selling these loans. We also create allowances to provide for defective loans in our financial statements. We cannot provide any assurance that losses associated with defective loans will not harm our business, or that the allowances in our financial statements will be sufficient to reflect the actual losses that we may incur.

     We depend on key personnel and the continued ability to attract and retain qualified employees, the loss of which could disrupt our operations and result in reduced revenues.

     The success of our operations depends on the continued employment of our senior management. If key members of our senior management were unable to perform their duties or were to leave us, we may not be able to find capable replacements, which could disrupt operations and result in reduced revenues. We have entered into employment, change-in control contracts and non-competition agreements with some members of our senior management; however, these individuals may leave us or compete against us in the future. In addition, a court might not enforce the non-competition provisions of these agreements.

     Even if we retain our current employees, our management must continually recruit talented professionals in order to grow our business. These professionals must have skills in business strategy, marketing, sales and finance. Moreover, we depend, in large part, upon our wholesale account executives and retail loan analysts to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. The market for these skilled professionals is highly competitive and may lead to increased hiring and retention costs. An inability to attract, motivate and retain qualified professionals could disrupt our operations and limit our growth.

     Any disruption to our Click and Close® system could disrupt our operations, expose us to litigation and require expensive investments in alternative technology.

     We are highly dependent upon our Click and Close® proprietary software to originate our mortgage loans. Any disruption to this software would substantially curtail our ability to originate new loans. The costs to replace this system may be extremely large.

     Despite our efforts to maintain Internet security, we may not be able to stop unauthorized attempts to gain access to, or disrupt communications with, our brokers and our customers. Specifically, computer viruses, break-ins and other disruptions could lead to interruptions, delays, and loss of data or the inability to accept and confirm the receipt of information. Any of these events could substantially damage our reputation. We cannot assure you that our current technology or future advances in this technology or other developments will be able to prevent security breaches. We may need to incur significant costs or other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.

     Because our activities involve the storage and transmission of proprietary information, such as a borrower’s personal financial information, if a third party were able to steal a customer’s confidential information, we could be subject to claims, litigation or other potential liabilities that could cause our expenses to increase substantially. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or a significant loss of revenue.

     The success, growth and competitiveness of our business will depend upon our ability to adapt to and implement technological changes.

     The intense competition in the non-conforming mortgage industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current wholesale and retail structure and information systems to compete effectively. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer expected conveniences that are cost efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could reduce our ability to compete.

     Our use of Insured AVM’s in lieu of appraisals could increase our losses.

     We recently began using Insured AVMs in lieu of an appraisal for certain mortgage loan originations (totaling less than 10% of our total loan production). An Insured AVM is the coupling of a third party valuation estimate and insurance on that value. The third party AVM providers have created computer programs that use relevant real estate information, such as sales prices, property characteristics and demographics, to calculate a value for a specific property. Public records are the primary data source for an Insured AVM, and the quality of the values generated by them varies depending upon the data they use and their design. AVMs are complex programs incorporating a variety of forecasting techniques, including linear regression, expert systems, neural networks, artificial intelligence and other methodologies. The different methodologies, algorithms and variables used by the third party AVM providers may vary greatly and affect their reliability and accuracy.

     One of the weaknesses in using an AVM to value a property is the lack of a physical exterior or interior inspection of the property. To mitigate some of this inherent weakness, we require a property condition report be completed for each AVM considered for use. A property condition report is a limited physical external inspection of the property. There can be no assurance, however, that these property inspections will uncover all potential issues with a property that a full appraisal might.

     At the closing of the loan, we purchase insurance that insures the value of the property. In the event the borrower defaults upon their loan, resulting in the liquidation of the property, the insurance company may have to pay a portion of any losses incurred by us. There can be no assurance, however, that we will be able to collect any insurance in the event of a loss.

     Unpredictable delays or difficulties in the development of new loan products or loan programs can harm our business.

     We and our competitors are continually striving to develop new loan products and programs to gain a competitive advantage in the marketplace. New loan products and programs can have the effect of obtaining more business in the wholesale channel from mortgage brokers and/or in the retail channel directly with the consumer, by providing greater flexibility and more alternatives to meeting borrowers’ needs. Any unpredictable delays or difficulties in developing and introducing new loan products or programs can result in the loss of business to competitors.

     If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits, which can harm our business.

     If appropriate opportunities become available, we may attempt to acquire businesses that we believe are a strategic fit with our business. We currently have no agreements to consummate any acquisitions. If we pursue any transaction, the process of negotiating the acquisition and integrating an acquired business may result in operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or the recording of goodwill and other intangible assets, which could harm our results of operations, financial condition and business prospects.

     Differences in our actual experience compared to the assumptions we used to estimate the value of our excess cashflow certificates could result in losses.

     Our securitization transactions prior to 2004 were structured to be accounted for as sales, which required the use of gain-on-sale accounting, At closing, we estimated the fair value of the excess cashflow certificates we received in the securitization based upon various economic factors, including loan types, balances, interest rates, dates of origination, terms and geographic locations. We also use other available information applicable to the types of loans we originate, such as reports on prepayment rates, interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. Realization of the estimated fair value of these excess cashflow certificates is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flow associated with these loans. Significant prepayment or loss experience would impair the future cash flow of the excess cashflow certificates. If actual experience differs from the assumptions we used to determine the asset values, future cash flow and earnings could be harmed and we could be required to write-down the value of our excess cashflow certificates. No assurance can be given that our excess cashflow certificates will not experience significant prepayments or losses or as to whether, and in what amounts, we, in the future, may have to write-down the value of the excess cashflow certificates from our securitization transactions. In addition, if the prevailing interest rates rise, the required discount rate might also rise, resulting in fair value adjustments related to the excess cashflow certificates. Actual results could vary significantly from the projections due to a variety of facts, including changes in interest rates, economic conditions, servicer defaults, loan defaults, prepayments, and delinquency triggers resulting in changes in the level of cash held by the securitization trust to prepay the holders of its asset-backed pass-through certificates.

Risks Related to Our Financing Activities

     We depend on third party financing sources, which if unavailable to us in the future could harm our business.

     To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a limited number of lenders to provide the primary credit facilities for our loan originations. As of December 31, 2004, we had three warehouse facilities for this purpose, each from a different lender. These facilities are due to expire between October 2005 and March 2006. We may not be able to either renew or replace these warehouse facilities at their respective maturities or at terms satisfactory to us or at all.

     Any failure to renew or obtain adequate funding under these warehouse financing facilities or other financing arrangements, or any reduction in the size of, or increase in the cost of, these types of facilities, could harm our business. If we are not successful in maintaining adequate financing, we would not be able to hold a sufficient volume of loans pending securitization. As a result, we would have to curtail our loan origination activities or sell loans either through whole loan sales or in smaller securitizations, which could render our operations unprofitable.

     During volatile times in the capital markets, our access to warehouse and other financing has been severely limited. If we are unable to maintain adequate financing and other sources of capital are not available, we would be forced to suspend or curtail our operations, which would harm our business.

     Our warehouse credit facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

     Our warehouse credit facilities contain restrictions and covenants that, among other things, require us to satisfy financial, asset quality and loan performance tests. If we fail to satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

     The covenants and restrictions in our warehouse credit facilities may restrict our ability to, among other things:

  finance loans which do not have specified attributes;

  reduce our liquidity below minimum levels; and

  hold loans for longer than established time periods.

     These restrictions may interfere with our ability to enter into other financing arrangements or to engage in other business activities, which may harm our business.

     Our warehouse financing is subject to margin calls based on our lender’s opinion of the value of our collateral. An unanticipated margin call could harm our liquidity.

     The amount of financing we receive under our warehouse lines of credit depends in large part on our lenders’ valuation of the mortgage loans securing the financings. Each credit facility provides the lender the right, under some circumstances, to re-evaluate the loan collateral that secures our outstanding borrowings at any time. If the lender determines that the value of the collateral has decreased, the lender has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of our outstanding borrowings. Any margin call could force us to redeploy our assets in a manner which may not be favorable to us, and if we are not able to satisfy a margin call, could result in the loss of the related line of credit and a default under any other credit facility. Any loss of credit of this type could harm our business.

     Our inability to realize cash proceeds from loan sales and securitizations in excess of the loan acquisition costs could harm our financial position.

     We rely, and expect to continue to rely, significantly upon our ability to securitize our mortgage loans —and, to a lesser extent, the premiums we receive on whole loan sales in excess of the outstanding principal balance of the loans — to generate cash for repayment of our short-term credit and warehouse facilities and to finance mortgage loans for the remainder of each mortgage loan’s life.

     We cannot assure you that we will be successful in securitizing mortgage loans that we accumulate in the future. Our ability to complete securitizations of our loans at favorable prices or at all will depend on a number of factors, including: conditions in the securities markets generally; conditions in the asset-backed securities market specifically; the availability of credit enhancement on acceptable economic terms or at all; and the performance of our portfolio of securitized loans.

     If we are unable to originate loans at a cost lower than the cash proceeds realized from securitizations and loan sales, our results of operations, financial condition and business prospects could be harmed.

     We typically finance borrowers with lower credit ratings relative to those who would otherwise qualify for prime mortgage loans. This strategy may hinder our ability to obtain financing and to continue securitizing loans or selling loans on attractive terms in the future.

     We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. This type of borrower is commonly referred to as a sub-prime or non-conforming borrower. Loans made to non-conforming borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. This fact may hinder our ability to obtain financing and to continue securitizing loans or sell loans on attractive terms in the future. A borrower’s delinquency in making timely mortgage loan payment will interrupt the flow of projected interest income from the mortgage loans we hold and can ultimately lead to a borrower’s loan default and a loss to us if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. In addition, our cost of financing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning at the time of origination. We continue to bear this risk until we sell these loans and, thereafter, we continue to bear this risk if we sell the loans with a retained interest or if we securitize the loans. We also reacquire the risk of delinquency and default for loans that we are obligated to repurchase in connection with a securitization or a loan sale. Repurchase obligations are typically triggered in loan sale transactions if the first payment due to the buyer following the loan sale is made more than 30 days after it is due or in any sale or securitization if the loan is not in material compliance with the representations or warranties we provided in our sales documents. Higher than anticipated loan delinquencies, including underestimating the extent of losses that our loans may incur, could cause us to incur substantial loan repurchase obligations, limit our ability to sell or securitize additional loans and limit the cash flow from our securitizations.

     Historically, we have experienced higher rates of delinquency on loans made to these credit-impaired, non-conforming borrowers compared to delinquency rates experienced by banks on loans to borrowers who are not credit impaired. While we use underwriting standards designed to mitigate the higher credit risk associated with lending to these non-conforming borrowers, our standards and procedures may not offer adequate protection against the risk of default.

     We have monetized some of our excess cashflow certificates. Our inability to do so in the future could harm our business.

     We have been able to monetize some of our existing excess cashflow certificates in 2003, 2001 and 2000 through a residual financing, a net interest margin transaction and outright sales. Each of these transactions has provided us with working capital to fund our operations. Any impairment of, or delay in, our ability to complete a sale, financing or securitization of our excess cashflow certificates, or our failure to do so upon terms favorable to us, could reduce the amount of cash available to us to fund our operations.

     We are exposed to contingent risks and liabilities related to all of the loans we originate.

     We have the following contingent risks with respect to loans that we originate and sell:

  We retain some degree of credit risk on all loans we originate or purchase during the period of time that we hold loans before sale or securitization. This credit risk includes the risk of borrower default, the risk of foreclosure and the risk that an increase in interest rates would result in a decline in the fair value of our loans to potential purchasers.

  Our securitizations generally require the use of the excess cash flow distributions related to the excess cashflow certificates to accelerate the amortization of the investor certificate principal balances relative to the amortization of the mortgage loans held by the trust, up to specified overcollateralization limits. The resulting overcollateralization serves as credit enhancement for the related securitization trust and, therefore, is available to absorb losses realized on loans held by that securitization trust. Generally, the form of credit enhancement agreement entered into in connection with securitization transactions contains limits on the delinquency, default and loss rates on the loans included in each securitization trust. If, at any measuring date, the delinquency, default or loss rate with respect to any trust exceeds the specified delinquency, default and loss rates, excess cash flow from the securitization trust, if any, would be used to fund the increased overcollateralization limit instead of being distributed to us as holders of the excess cashflow certificate, which would harm our cash flow.

  When we sell or finance mortgage loans, either through securitization or on a whole loan basis, we make standard representations and warranties regarding these loans and may be required to repurchase mortgage loans that are not in compliance with any of these representations and warranties. In the past, we also have sold loans and/or pools of loans directly to a network of commercial banks, savings and loans, insurance companies, pension funds and accredited investors. In general, we sold these pools of loans or individual loans with recourse, in which case we are obligated to repurchase any loan upon default and to acquire the related mortgage loan. This obligation is subject to various terms and conditions, including, in some instances, a time limit. At December 31, 2004, we had reserved $837,000 in potential losses against $1.1 million in aggregate principal amount of loans sold subject to future repurchase should these loans meet the default provisions.

     A decline in the quality of servicing could lower the value of our excess cashflow certificates and our ability to sell or securitize loans.

     In May 2001, we transferred our servicing portfolio to Ocwen. Poor servicing by Ocwen or any other third party servicer who services the loans we originate could harm the value of securitized mortgage loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans (and our excess cash flow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Ocwen and several of its affiliates have been named as defendants in a number of purported class action lawsuits that challenge its servicing practices under applicable federal and state laws. In addition, according to its public filings, Ocwen and its affiliates maintain high levels of indebtedness and Ocwen is in the process terminating its status as a federal savings bank under supervision of the OTS and FDIC and obtaining necessary licensing at the state and territorial level. In addition, Ocwen has not completed its evaluation of its internal controls as required under SOX. Ocwen has identified certain significant deficiencies that have been or are being remediated. Ocwen has provided no assurance that additional deficiencies will not be identified, nor have they given any assurance that if additional deficiencies are noted that they will be remediated. Ocwen expects to file the required report no later than May 2, 2005. If Ocwen’s operations are impaired as a result of litigation, governmental investigations, its inability to repay its indebtedness when due, or its inability to complete its evaluation of internal controls with no material deficiencies by May 2, 2005, our profitability and operations may be harmed.

     An interruption in or breach of our information systems may result in lost business.

     We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. If we and the third parties upon which we rely do not properly address these failures or interruptions, our business could be harmed.

Risks Related to Economic Factors, Market Conditions and Other Factors Beyond Our Control

     Interest rate fluctuations may reduce our loan origination volume, increase our prepayment, delinquency, default and foreclosure rates, and reduce the value of and income from our loans.

     Our primary market risk is interest rate risk. Our profitability may be directly affected by the level of, and fluctuation in, interest rates, which affects our ability to earn a spread between interest received on our loans and the cost of our borrowings, which are tied to various interest rate swap maturities, commercial paper rates and the London Interbank Offering Rate (“LIBOR”). Our profitability is likely to be harmed during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive to the borrower, and qualifying for a purchase loan may be more difficult for the borrower.

     Risks Associated with Increased Interest Rates. Some of the risks we face relating to an increase in interest rates are:

  reduced customer demand for our mortgage loan products;

  higher delinquency and default rates on the adjustable-rate mortgage loans that we hold;

  reduced profitability on future securitizations due to wider investor spread requirements or increased overcollateralization requirements for securities issued in securitizations;

  increased cost of funds on our warehouse lines of credit or other corporate borrowings, which may result in a reduced spread between the rate of interest we receive on loans and interest rates we must pay under our credit facilities; and

  limited access to borrowings in the capital markets.

     Risks Associated with Lower Interest Rates. A decline in market interest rates generally induces borrowers to refinance their loans, and could reduce our profitability. Because consumers in the United States have recently experienced a prolonged period of low interest rates (predominantly in late 2001 through mid 2004), many borrowers have already refinanced their existing debt, which could reduce the pool of borrowers interested in our mortgage products. Furthermore, a material decline in interest rates could increase the level of loan prepayments, which in turn could decrease the amount of collateral underlying our securitizations, and cause us to earn less income in connection with these loans. To the extent excess cashflow certificates have been capitalized on our financial statements (in our securitizations prior to 2004), higher than anticipated rates of loan prepayments or losses could require us to write-down the value of these excess cash flow certificates, and reduce our earnings.

     Risks Associated with Fluctuating Interest Rates. Periods of unexpected or rapid changes in interest rates, and other volatility or uncertainty regarding interest rates, also can harm us by increasing the likelihood that asset-backed investors will demand higher than normal spreads to offset that volatility or uncertainty. In that event, the net interest spread we can expect to receive from our securitized assets would decrease.

     Fluctuating interest rates may affect the net interest income we earn, based upon the difference between the yield we receive on loans held pending sales and the interest paid by us for funds borrowed under our warehouse facilities. A change in interest rates would reduce the spread between the average coupon rate on fixed rate loans and the weighted average pass-through rate paid to investors for coupons issued in connection with a securitization. Although the average loan coupon rate is fixed at the time the loan is originated, the pass-through rate to investors in a securitization is not fixed until the pricing of the securitization, which occurs just prior to our sale of the loans to the securitization trust. Therefore, if the market rates required by investors increase prior to securitization of the loans, the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated, which would reduce or eliminate our net interest income from our on-balance sheet loan portfolio. Fluctuating interest rates also may affect the excess cash flows we receive from our excess cashflow certificates. A portion of our asset-backed securities are priced based on one-month LIBOR, but the collateral that backs these securities is comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates — that is, fixed for the initial two or three years of the mortgage loan, and adjusting afterwards every six months thereafter. As a result, the cash flows that we receive from these securitized mortgage loans are dependent upon the interest rate environment. This is because “basis risk” exists between the assets and liabilities of the securitization trusts that we create. For example, the interest costs for that portion of our asset-backed securities that are priced on one-month LIBOR bears interest at a floating rate. As a result, each month the interest rate received by the security holders will adjust upwards or downwards as interest rates change. Therefore, as interest rates rise, the spread we earn on these assets (or the value of our excess cash flow certificates in pre-2004 securitizations) will fall, and as interest rates fall, the spread we earn on these assets (or the value of our excess cash flow certificates in pre-2004 securitizations) will rise. The decrease in interest rate spread we earn (or the loss in value the of our excess cashflow certificates in pre-2004 securitizations) as a result of rising interest rates will reduce our cash flow and harm our profitability.

     Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

     Although we may seek to mitigate or offset our exposure to interest rate risks by using various hedging strategies, including interest rate swaps and/or “corridors” (corresponding purchases and sales of interest rate caps), these hedging strategies may not be effective and involve risk. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our hedging strategies. The hedging strategies we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of our hedging transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction costs and other costs. Our hedging strategies and the derivatives that we may use may not adequately mitigate or offset the risk of interest rate volatility, and our hedging transactions may result in losses.

     Potential changes in valuation of excess cashflow certificates will harm our business.

     As of December 31, 2004, our balance sheet reflected the fair value of excess cashflow certificates of $14.9 million. Realization of the estimated fair value of these excess cashflow certificates is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flow associated with those loans. As indicated above, a material prepayment or loss experience would impair the future cash flow of the excess cashflow certificates. If actual experience differs from the assumptions we used to determine the asset values, future cash flow and earnings could be harmed and we may have to adjust the fair value of our excess cashflow certificates. We cannot assure you that our excess cashflow certificates will not experience significant prepayments or losses or whether, and in what amounts, we, may have to adjust the fair value of the excess cashflow certificates from our securitization transactions.

     Our business may be harmed by economic difficulties in the eastern United States, where we conduct a significant amount of our business.

     We lend primarily to borrowers that secure their obligations to us with real property located in the eastern half of the United States. Accordingly, an economic downturn in the eastern half of the United States could negatively impact our ability to meet our origination targets or harm the performance of our existing loan portfolio.

     An economic slowdown or recession could cause us to experience losses, including increasing delinquencies and foreclosures on our loans.

     Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit, declining real estate values and an increased rate of delinquencies, defaults and foreclosures, and may harm our business. In the mortgage business, any material decline in real estate values reduces the ability of borrowers to use the equity in their homes to support borrowings and increases the loan-to-value ratios of loans we previously made. These factors weaken collateral coverage and increase the possibility of a loss on the loan if a borrower defaults on the loan. Delinquencies, foreclosures and losses on mortgage loans generally increase during economic slowdowns or recessions. However, delinquencies, foreclosures and losses on mortgage loans also have increased during periods of economic growth. As a result, we cannot assure you that any delinquencies, foreclosures and losses will not increase in the future.

     Because of our focus on non-conforming credit-impaired borrowers in the home equity loan market, the actual rates of delinquencies, foreclosures and losses on the loans we hold is likely to be higher under adverse economic conditions than delinquencies, foreclosures and losses currently experienced in the mortgage loan industry in general. Any sustained period of increased delinquencies, foreclosures, losses or increased costs could reduce our ability to sell, and could increase the cost of selling, loans through securitization or on a whole loan basis. Any sustained increase in delinquencies, defaults or foreclosures is likely to harm the pricing of our future loan sales and securitizations as well as our ability to finance our loan originations.

     Geopolitical risks may harm our business.

     Geopolitical risks, such as terrorist attacks in the United States or other parts of the world, conflicts involving the United States or its allies, or military or trade disruptions, may harm our business. These types of events could cause, among other things, the delay or cancellation of plans to finance a mortgage with us on the part of our customers or potential customers, or could negatively impact the capital markets and the asset-backed market in particular. Any of these events could cause business and consumer confidence and spending to decrease further, resulting in increased volatility in the United States and worldwide financial markets and potentially an economic recession in the United States and internationally, which could harm our business.

Risks Related to Laws, Regulations and Legal Actions

     The scope of our business exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

     We must comply with the laws and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to originate mortgage loans, as well as an extensive body of federal law and regulations. Moreover, our lending business is subject to extensive government regulation, supervision and licensing requirements by various state departments of banking or financial services, which may hinder our ability to operate profitably. Also, individual cities and counties have begun to enact laws that restrict non-conforming loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in conflict with each other. As our operations grow, and new laws are added or amended, it may be more difficult to comprehensively identify, accurately interpret, properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations. Our inability to properly manage regulatory compliance could increase our potential exposure to the risks of noncompliance with these laws and regulations.

     Our failure to comply with these laws may lead to:

  civil and criminal liability, including potential monetary penalties;

  loss of state licenses or other approved statutes required for continued lending operations;

  legal defenses delaying or otherwise harming the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

  demands for indemnification or loan repurchases from purchases of our loans;

  difficulty in securitizing or selling our mortgage loans;

  our choosing or being forced to severely limit, or even cease our lending activities in a particular area;

  class action lawsuits; or

  administrative enforcement actions.

     Any of these results could harm our business.

     Compliance with a variety of potentially inconsistent federal, state and local laws has increased our compliance costs, as well as the risk of litigation or administrative action associated with complying with these proposed and enacted federal, state and local laws, particularly those aspects of proposed and enacted laws that contain subjective requirements, with which it may be difficult to ensure compliance. In addition, federal, state and local laws could impact over-collateralization requirements set by the rating agencies, which could decrease the cash proceeds we may receive from our securitizations. In some cases, rating agencies may refuse to rate securitization transactions that contain loans covered by laws that they determine create too much risk or uncertainty.

     If we do not comply with the TILA, aggrieved borrowers could have the right to rescind their loans.

     TILA and Regulation Z contain disclosure requirements designed to provide consumers with uniform and understandable information regarding the terms and conditions of loans and credit transactions in order that consumers may compare proposed credit terms. TILA also guarantees consumers a three-day right to cancel loan transactions and imposes specific loan feature restrictions on some loans, including the type of loans that we originate. If we do not comply with these requirements, in addition to fines and penalties, aggrieved borrowers could have the right to rescind their loans or to demand, among other things, the return of finance charges and fees paid to us at the time of the loan.

     If we do not comply with Regulation X under the RESPA, we could be subject to substantial fees, and potential limitations upon future business activities.

     We also are subject to the RESPA, and Regulation X under RESPA. These laws and regulations, which are administered by HUD, impose limits on the amount of funds a lender can require a borrower to deposit in any escrow account for the payment of taxes, insurance premiums or other charges; limits the fees which may be paid to third-parties; and imposes various disclosure requirements on the lender. If we do not comply with these requirements, we could be subject to substantial fines and potential limitations upon future business activities.

     The increasing number of federal, state and local “anti-predatory” lending laws may restrict our ability to originate, or increase our risk of liability with respect to, some types of mortgage loans and could increase our cost of doing business.

     In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration for adoption, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose restrictions on loans on which certain points and fees or the annual percentage rate (“APR”) exceed specified amounts. Some of these restrictions expose lenders to risks of litigation and penalties no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. It is against our policy to engage in predatory lending practices.

     We have avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance those types of loans. The continued enactment of these laws, rules and regulations may prevent us from making these loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-conforming loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with them. This could lead to demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. In any event, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these requirements.

     We are no longer able to rely on the Parity Act to preempt certain state law restrictions on prepayment penalties, which could harm our business.

     The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays-off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early pay-off. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature to obtain value on the loans we originate.

     Several state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Parity Act and related rules issued in the past by the OTS , to preempt state limitations on prepayment penalties for certain types of loans. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, in September 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption. As a result, since July 1, 2003, we have no longer been able to rely on the Parity Act to preempt state restrictions on prepayment penalties and have, therefore, been required to comply with state restrictions on prepayment penalties. We believe that these restrictions prohibit us from charging any prepayment penalty in eight states and restrict the amount or duration of prepayment penalties that we may impose in an additional 14 states. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. These institutions will be able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rates and loan fee structures that are more attractive than the interest rates and loan fee structures that we are able to offer. In addition, the lack of prepayment penalties on loans could harm our ability to complete securitizations and NIM transactions.

     We are a defendant in litigation relating to consumer lending practices, including class actions, and we may not prevail in these matters.

     We are a defendant in several class action lawsuits that are pending in courts in the states of New York and Illinois. These actions allege that we engaged in improper practices in connection with our origination of mortgage loans, including fraud, unjust enrichment and charging improper fees. These actions generally seek unspecified compensatory damages, punitive damages and the return of allegedly improperly collected fees. It is difficult to predict how these matters will be ultimately determined. We believe that we have meritorious defenses to these actions, and we intend to vigorously defend these actions. However, an adverse judgment in any of these matters could require us to pay substantial amounts.

     Changes in the mortgage interest deduction could decrease our loan production and harm our business.

     Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. The competitive advantages of tax deductible interest, when compared to alternative sources of financing, could be eliminated or seriously impaired by this change. Accordingly, the reduction or elimination of these tax benefits could reduce the demand for our mortgage loans.

      The “Do Not Call Registries” administered by federal and state authorities could reduce our loan production.

     To date, a substantial portion of our retail loans have been generated through telemarketing. The FTC’s “Do Not Call Registries”, and similar registries that various state authorities may now or in the future administer, have reduced, and in the future will continue to reduce, our ability to use telemarketing to generate retail leads and originate retail loans. In such an event, we may not be able to offset any loss of business through alternative means, and our ability to effectively market our products and services to new customers may be harmed. Furthermore, compliance with these Do No Call Registries may prove costly and difficult, and we may incur penalties for improperly conducting our marketing activities.

     We have been, and in the future may be, subject to various settlement agreements arising from legal issues, and we may be subject to substantial claims and legal expenses if we do not comply with these agreements, or if allegations are made that we are not in compliance with them.

     The non-conforming mortgage market in which we operate has been the subject of significant scrutiny by various federal and state governmental agencies and legislators. In particular, in 1999, the lending practices we utilize were the subject of investigations by the NYSBD, the NYOAG and the DOJ. The investigations centered on our compliance with various federal and state laws. In September 1999 and March 2000, we entered into related settlement agreements with these regulatory agencies, joined by the HUD and the FTC, which provided for changes to our lending practices on a prospective basis, and retrospective relief to some borrowers. If similar claims are made in the future, defending those claims may result in significant legal expenses to us, which will reduce our profitability. A finding against us, or any settlement we may enter into, may result in our payment of damages, which may be costly to us.

     We may be subject to fines or other penalties based upon the conduct of our independent brokers.

     The mortgage brokers from whom we obtain loans have legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose liability upon assignees. For example, the FTC recently entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. Moreover, in the past, the DOJ has sought to hold non-conforming mortgage lenders responsible for the pricing practices of their mortgage brokers, alleging that the mortgage lenders were directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lenders neither dictated what the mortgage broker could charge nor kept the money for its own account. This was one of the DOJ’s primary allegations against us at the time of our settlement with the DOJ.

     Accordingly, we may be subject to fines or other penalties in the future based upon the conduct of our independent mortgage brokers.

     Regulatory actions and/or class actions against servicers who service the loans we originate could lower the value of our securitized mortgage loans, our excess cashflow certificates in pre-2004 securitizations and our ability to sell or securitize our loans.

     Federal agencies, including the FTC, HUD and the DOJ have recently investigated, and/or commenced regulatory actions against, several servicers who specialize in servicing nonconforming loans. Similarly, numerous class actions have been brought against servicers alleging improper servicing policies and procedures. Any regulatory actions and/or class actions of these kinds brought against any of the servicers who service the loans we originate could harm the value of our excess cashflow certificates and our ability to sell or securitize our loans.

     Legal actions are pending against us, including class action lawsuits, which if successful, could expose us to substantial liability.

     Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with state and federal lending laws, we are subject to numerous claims and legal actions in the ordinary course of our business. Generally, we are subject to claims made against us by borrowers and investors arising from, among other things:

  losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentation, error and omission by our employees, officers and agents;

  incomplete documentation; and

  failure to comply with various laws and regulations applicable to our business.

     An adverse outcome in any potential litigation matters could subject us to significant monetary damages and legal fees, which could harm our business. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to claims and actions, regardless of the merits of a claim and regardless of the outcome, defending against these claims is expensive and time consuming. In addition, these cases could divert management’s attention from our business.

     We have been named in several lawsuits brought as class actions, alleging violations of various federal and state consumer protection laws, and have entered into settlement agreements with various governmental agencies following investigations of our lending practices. Defending these claims and any claims asserted in the future may result in significant legal expenses. A finding against us could result in the payment by us of damages, which may be costly.

     Complying with the Sarbanes-Oxley Act of 2002, as well as other recently-enacted and proposed changes to applicable securities laws, are likely to increase our costs.

     SOX and the related regulations of the SEC and the American Stock Exchange (“AMEX”) have substantially increased the complexity and cost of corporate governance, financial reporting and disclosure practices for public companies such as ours. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve in our finance department and on our audit committee.

Risks Related to Our Capital Structure

     We are controlled by principal stockholders, some of whom are also our members of our senior management, who may have the ability to influence fundamental corporate changes if they act in concert.

     As of March 25, 2005, our principal stockholders, members of the Miller family, beneficially owned approximately 46% of the outstanding shares of our common stock. Accordingly, if members of the Miller family were to act in concert, they would have the ability to exercise significant control over us with respect to matters submitted to a stockholder vote, including the approval of fundamental corporate transactions, such as mergers and acquisitions, consolidations and asset sales, and electing all members of our Board of Directors. As long as the Miller family controls such a substantial percentage of our shares, third parties may not be able to gain control of us through purchases of our common stock. In addition, members of the Miller family hold positions as executive officers of our company, including Chairman, Chief Executive Officer, Executive Vice President and General Counsel.

     Our stock price is volatile.

     The trading price of our stock is volatile, and this volatility will likely continue in the future. Wide fluctuations in our trading price or volume can be caused by:

  quarterly variations in our operating results;

  variations in the size and terms of our securitizations;

  conditions in the real estate industry and in the asset-backed securities market;

  announcements by significant investors of their intention to sell our shares;

  investor perception of our company and the business that we are in generally;

  announcements or implementation by us or our competitors of new products or services;

  financial estimates by securities analysts; and

  general economic and financial services market conditions, including changes in interest rates.

     In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If investor interest in financial services stocks declines, the price for our common stock could drop suddenly and significantly, even if our operating results are positive. Our common stock has historically traded at low volumes, which may increase the potential illiquidity of an investment in our common stock. If the trading volume of our common stock experiences significant changes, the price of our common stock could also be harmed. Furthermore, declines in the trading or price of our common stock could harm employee morale and retention, our access to capital and other aspects of our business.

     Our common stock commenced trading on the AMEX in May 2003. However, we cannot assure you that an active public trading market for our common stock will be sustained. If active trading in our common stock does not continue, the price that you may receive in connection with any sale of your shares may be substantially less than the offering price that you pay for them.

     Our financial results or condition in any period may not meet market expectations, which could adversely affect our stock price.

     The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of net income. If the securities analysts that regularly follow our stock lower their rating or lower their projections for future growth and financial performance, the market price of our stock is likely to drop significantly. In addition, if our quarterly financial performance does not meet the expectations of securities analysts, our stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in our financial performance.

     We may need additional capital, which could dilute our stockholders or impose burdensome financial restrictions on our business.

     We may seek to raise additional funds through public or private debt or equity offerings. Additional equity financing may be dilutive to the holders of our common stock. If we obtain funds through a bank credit facility or by issuing debt securities or preferred shares, this indebtedness or preferred shares would have rights senior to the rights of holders of our common stock, and their terms could impose significant restrictions on our operations. If we need to raise additional funds, we may not be able to do so on favorable terms, or at all. If we cannot obtain adequate funds on acceptable terms, we may not be able to implement our business strategy as planned, or at all.

     Future sales of our common stock in the public market could adversely affect our stock price.

     Future sales of shares of our common stock or the availability for future sale of shares of our common stock may reduce the market price of our common stock prevailing from time to time.

     Our current stockholders hold a substantial number of shares of our common stock, which they are able to sell in the public market today. Sales of these shares or the perception that these sales could occur, could harm the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In addition, as of December 31, 2004, we had approximately 2.0 million shares of our common stock issuable upon exercise of options, approximately 927,530 of which were currently exercisable.

     We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

     Provisions of our certificate of incorporation and our bylaws could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

  establishing a classified Board of Directors of which approximately one-third of the members of the board are elected each year, and lengthening the time needed to elect a new majority of the board;

  authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt; and

  prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders.

     We also are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change in control of our company. These factors could also limit the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.

Item 2. Properties.

     Our executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where we lease approximately 107,000 square feet of office space at an aggregate annual base rent of approximately $2.3 million. The lease provides for certain scheduled rent increases and expires in 2008.

     In addition to our main office in New York, we also maintain three regional wholesale offices located in Florida, Massachusetts and Ohio. Our retail operation currently maintains 11 retail mortgage origination centers located in Arizona, Illinois, Kansas, Missouri, New York, North Carolina, Ohio (2), Pennsylvania (2) and Tennessee. We also maintain one telemarketing hub located in Ohio and two underwriting hubs located in Arizona and Ohio. The terms of these leases vary as to duration and rent escalation provisions, with the latest expiring in 2010 (see “Part II., Item 8. - Financial Statements and Supplementary Data - Note 18 - Commitments and Contingencies: Lease Obligations” in our audited consolidated financial statements, included elsewhere in this report). We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3. Legal Proceedings.

     Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

  In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the HOEPA, TILA, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In the fourth quarter of 1999, the NYSBD and our company submitted opposition to the plaintiffs’ motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the Court’s request in or about April 2004. In August 2004, the Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and the Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. We believe the appellate court will uphold the settlement, but if it does not, we believe we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.
  In or about March 1999, we received notice that we and certain of our officers and directors had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint sought: (a) certification of a class of plaintiffs, (b) an accounting and (c) unspecified compensatory and punitive damages, including attorneys’ fees, based upon alleged (i) unjust enrichment, (ii) fraud and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by the plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, we filed a motion to change venue and the plaintiffs opposed the motion. In July 1999, the Court denied the motion. We appealed, and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, the plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Appellate Court granted the plaintiffs’ motion for class certification, from which we appealed. The Appellate Court denied our appeal in December 2001. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We appealed that decision, but the Appellate Court denied our appeal in November 2002. We filed a motion to reargue in December 2002, which was denied by the Appellate Court in January 2003. Discovery is continuing in the lower Court. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

  In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against the LLC, Delta Funding Residual Management, Inc. (“DFRM”), and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest; (b) specific performance of the LLC’s obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Mr. Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered the New York County action. In February 2004, the Nassau County Court denied Mr. Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Mr. Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Mr. Morrison’s countersuit, which the Court denied in September 2004. Discovery has commenced. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.
  In or about December 2003, we received a notice that we had been named in two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek: (a) certification of a class of plaintiffs; (b) direction to return fax fees charged to borrowers; (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged: (1) breach of contract, (2) statutory fraud and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims. The plaintiff was granted leave to file a motion to amend his complaint in the fax fee case, which rendered our February 2004 motion to dismiss moot. The plaintiff filed an amended complaint in July 2004 and we filed a new motion to dismiss in August 2004, which the court denied in January 2005, and we have since filed an answer in that case. In March 2004, we filed a motion to dismiss the case pertaining to per diem interest claims, which the court denied in September 2004. We have since filed an answer in that case and plaintiffs filed a motion to dismiss our affirmative defenses, which the Court granted, permitting us leave to replead the defenses with more particularity, which we have done. Discovery has commenced in both cases. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

  In our about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that Fidelity did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act. The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate; (2) an amount equal to the minimum wages at the applicable minimum wage; (3) an equal amount as liquidated damages; (4) costs and attorneys fees; (5) leave to add additional plaintiffs and (6) leave to amend to add claims under applicable state laws. An answer has been filed and discovery has commenced. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock trades on the AMEX under the symbol “DFC”. The following table sets forth, for the periods indicated, the range of the high and low closing sales prices for our common stock:

	High	Low

2004

First Quarter	$11.05	$7.41
Second Quarter	8.25	6.12
Third Quarter	8.86	6.08
Fourth Quarter	10.60	7.96

2003

First Quarter	$2.18	$1.15
Second Quarter	8.15	2.10
Third Quarter	9.39	5.18
Fourth Quarter	7.82	6.29

2002

First Quarter	$1.54	$0.85
Second Quarter	2.76	0.91
Third Quarter	2.74	1.65
Fourth Quarter	1.50	0.95

     In 2002 and through May 2003, our common stock traded on the OTC Bulletin Board under the ticker symbol “DLTO.” In May 2003, our common stock was listed on the AMEX.

Holders

     On March 25, 2005, we had approximately 505 stockholders of record. This number does not include beneficial owners holding shares through nominee or “street” names.

Dividends

The following table indicates the quarterly dividends declared during the year ended December 31, 2004:

(Dollars in thousands, except per share amounts)

			Dividend	Total
2004			Per	Dividends
Quarter	Record Date	Payment Date	Share	Paid

First	n/a	n/a	n/a	n/a
Second	June 25, 2004	July 9, 2004	$0.05	$848
Third	September 28, 2004	October 8, 2004	$0.05	$1,012
Fourth	December 21, 2004	January 6, 2005	$0.05	$1,013

     We paid $1.4 million in dividends on our Series A Preferred Stock in 2003 and did not pay any common stock dividends in 2003. In the second quarter of 2004, we redeemed all of our Series A Preferred Stock for $13.9 million. Following such redemption, we began paying dividends to the holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information about the shares of common stock issuable under our equity compensation plans at December 31, 2004:

Equity Compensation Plan Information

	Number of Shares to		Number of Securities
Equity	be Issued Upon	Weighted Average	Remaining Available for
Compensation	Exercise of	Exercise Price of	Future Issuance Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans (1)

Approved by
security holders	2,014,000	$2.03	1,281,250

Not approved by	n/a	n/a	n/a
security holders

Total	2,014,000	$2.03	1,281,250

     (1) Excludes securities reflected under the “number of shares to be issued upon exercise of outstanding options” column in the table above.

Recent Sales of Securities

     On July 26, 2004, we completed a public follow-on offering of 4,375,000 shares of our common stock at a price of $6.50 per share, in which we sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares under a registration statement. We received approximately $18.7 million in net proceeds from the offering, which excludes the proceeds related to the shares sold by existing stockholders and after underwriting and other related professional fees. The proceeds were used to repay warehouse financings and originate mortgage loans. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing shareholders selling 85,000 additional shares on August 25, 2004.

     In the year ended December 31, 2003, we issued 862,403 shares of our common stock upon the exercise of warrants originally issued in 2001. The shares were issued pursuant to the exemption provided by Regulation D under the Securities Act of 1933, as amended. The exercise price of each warrant was $.01 per share.

Item 6. Selected Financial Data.

     The following selected financial information for the years ended December 31, 2004, 2003, and 2002, and as of December 31, 2004 and 2003, has been derived from our audited consolidated financial statements included elsewhere in this report. The financial information for the years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001 and 2000 has been derived from our audited financial statements not included in this report. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. The historical selected financial information may not be indicative of our future performance due to our change from gain-on-sale accounting to portfolio accounting in 2004. The information in the following table should be read in conjunction with the information contained in “- Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “- Item 8 - Financial Statements and Supplementary Data.”

		At or For the Year Ended December 31,

(Dollars in thousands, except share and
per share data)	2004	2003	2002	2001	2000

Interest income	$100,105	$14,386	$12,058	$22,201	$48,119
Interest expense	39,782	5,509	5,273	16,132	30,386

Net interest income	60,323	8,877	6,785	6,069	17,733
Provision for loan losses	10,443	--	--	--	--

Net interest income after provision
for loan losses	49,880	8,877	6,785	6,069	17,733
Non-interest income:
Net gain on sale of mortgage loans	16,057	94,782	57,974	38,326	52,574
Other income	1,722	1,000	2,999	3,902	17,289

Total non-interest income	17,779	95,782	60,973	42,228	69,863
Non-interest expense:
Payroll and related costs	52,005	39,147	27,120	29,867	40,363
General and administrative	30,152	23,460	22,685	48,333	44,378
Other (1)	--	--	2,085	67,011	65,480
Loss on derivative instruments	100	--	--	--	--

Total non-interest expense	82,257	62,607	51,890	145,211	150,221

(Loss) income before income tax
(benefit) expense	(14,598)	42,052	15,868	(96,914)	(62,625)
Provision for income tax (benefit)
expense	(5,249)	(25,354)	(1,769)	2,876	(13,208)

Net (loss) income	$(9,349)	$67,406	$17,637	$(99,790)	$(49,417)

Other Comprehensive (Loss) Income:

Net unrealized holding losses on
derivatives arising during the year,
net of tax	(2,207)	--	--	--	--

Other comprehensive (loss) income	$(11,556)	$67,406	$17,637	$(99,790)	$(49,417)

	At or For the Year Ended December 31,
(Dollars in thousands, except share and
per share data)	2004	2003	2002	2001	2000

Per Share Data:
Basic - weighted average number of
shares outstanding	18,375,864	16,308,561	15,894,913	15,883,749	15,883,749

Diluted - weighted average number
of shares outstanding (2)	18,375,864	18,407,249	16,971,028	15,883,749	15,883,749

Net (loss) income applicable to
common shares	$(9,349)	$66,015	$17,637	$(99,790)	$(49,417)

Basic earnings per share – net (loss)
income	$(0.51)	$4.05	$1.11	$(6.28)	$(3.11)

Diluted earnings per share – net (loss)
income (2)	$(0.51)	$3.59	$1.04	$(6.28)	$(3.11)

Dividends per common share	$0.15	$--	$--	$--	$--

Selected Balance Sheet Data:

Cash and cash equivalents	$5,187	$4,576	$3,405	$6,410	$62,270
Mortgage loans held for sale, net	--	190,524	33,945	94,190	82,698
Mortgage loans held for investment, net	2,340,994	--	--	--	--
Excess cashflow certificates	14,933	19,853	24,565	16,765	216,907
Deferred tax asset, net	50,326	31,184	5,600	5,600	5,600
Other assets	79,353	10,854	6,029	10,841	85,222

Total assets	$2,490,793	$256,991	$73,544	$133,806	$452,697

Warehouse financing	$135,653	$144,826	$13,757	$80,877	$74,935
Financing on mortgage loans held for
investment, net	2,236,215	--	--	--	--
Senior notes	--	--	10,844	10,844	149,571
Other liabilities	31,745	16,212	19,446	30,235	130,467

Total liabilities	$2,403,613	$161,038	$44,047	$121,956	$354,973

Total stockholders’ equity	$87,180	$95,953	$29,497	$11,850	$97,724

     (1) Other non-interest expense for the year ended December 31, 2002 included a $2.1 million charge related to impairment of excess cashflow certificates. Other non-interest expense for the year ended December 31, 2001 is comprised of (1) $19.7 million related to impairment of excess cashflow certificates, (2) $25.4 million loss on the sale of excess cashflow certificates, (3) $2.7 million of restructuring charges and (4) $19.3 million related to the extinguishment of debt. Other non-interest expense for the year ended December 31, 2000 is comprised of (1) $38.2 million related to impairment of mortgage servicing rights, (2) 15.9 million related to impairment of excess cashflow certificates and (3) $11.4 million of restructuring charges.

     (2) For the years ended December 31, 2004, 2001 and 2000, stock options of approximately 1.0 million, 23,000 and 37,000, respectively, are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive in years where losses were reported.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements set forth therein. Please also see “Part I – Item 1. - Forward Looking Statements and Risk Factors.”

General

      We are a specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans. Our loans are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 23-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements.

     Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which are a cash and expense outlay for us because our cost to originate a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under a warehouse line of credit or self-fund it. Second, we securitize loans and sell loans on a whole loan basis, and use the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. We traditionally have structured our securitizations as sales, which requires us to record cash and non-cash revenues as gain on sale at the time the transactions are completed. We began structuring our securitizations as financings in 2004, which requires us to record revenues from these transactions over time. When we sell whole loans, we record the premiums received upon sale as revenue.

Securitizations

     Since 1991, we have used securitizations, whether structured as a sale or secured financing, effectively as a source of long-term financing.

     In a securitization, we pool together loans, typically each quarter, and sell these loans to a newly formed securitization trust. For securitizations structured as a financing, the securitization trust is formed as a special purpose entity (“SPE”) (which is consolidated for financial reporting purposes). For securitizations structured as a sale, the securitization trust is formed as a qualified special purpose entity (“QSPE”) (which is not consolidated for financial reporting purposes). These trusts are established for the limited purpose of buying our mortgage loans and are bankruptcy remote – meaning that purchasers of asset-backed securities may rely on the cash flows generated from the assets held by the securitization trust for payment and not upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis, despite carrying securitized loans and securitization financing on our financial statements. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

     The securitization trust raises cash to purchase the mortgage loans from us by issuing securities to the public. These securities, known as “asset-backed pass-through securities,” are secured, or backed, by the pool of mortgage loans purchased by the securitization trust from us. These asset-backed securities, or senior certificates, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent senior interests in the cash flows from the mortgage loans in the trust, which entitle their holders to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through certificates. Depending upon the structure, the securitization trust may also issue interest-only certificates, which entitle the holders to receive payments of interest at a predetermined rate over a fixed period of time. The securitization trust also issues other certificates, namely excess cashflow certificates, comprised of a BIO certificate, and a P certificate (which entitles the holder to receive prepayment penalties received from borrowers who payoff their loans early). For securitizations structured to be accounted for as secured financings, the mortgage loans that underlie the excess cashflow certificates are recorded on our balance sheet as mortgage loans held for investment, together with the related financing on the mortgage loans held for investment. For securitizations structured as sales, we recorded an upfront gain at the time of securitization and generally capitalized excess cashflow certificates on our balance sheet.

     During 2004, we issued four securitizations totaling $2.3 billion in collateral, of which we delivered into the securitization trusts a total of $2.3 billion of mortgage loans during 2004. During 2003, we issued four securitizations totaling $1.6 billion in collateral, of which we delivered into the securitization trusts a total of $1.5 billion of mortgage loans during 2003. We delivered $113.9 million of mortgage loans in January 2004 using a pre-funding feature relating to the fourth quarter 2003 securitization. All of our 2004 and 2003 securitizations received ratings on various classes of securities ranging from AAA/Aaa to BBB-/Baa3 rated by S&P, Moody’s, and/or Fitch, respectively. The following table sets forth information with respect to our 2004 and 2003 securitizations as of their issuance date by offering size (which includes pre-funded amounts), collateral, initial weighted average pass-through rate and type of credit enhancement:

				Initial
				Weighted
		Offering		Average Pass-	Credit
Securitization	Issuance Date	Size	Collateral	Through Rate	Enhancement

(Dollars in millions)
2004-1	March 29, 2004	$542.3	$550.0	1.71%	Senior/Sub
2004-2	June 25, 2004	504.4	520.0	4.44	Senior/Sub
2004-3	September 28, 2004	623.4	640.0	4.18	Senior/Sub
2004-4	December 29, 2004	583.8	600.0	4.34	Senior/Sub

		$2,253.9	$2,310.0

2003-1	March 27, 2003	$258.6	$263.1	2.40%	Senior/Sub
2003-2	June 26, 2003	393.0	400.0	2.19	Senior/Sub
2003-3	September 30, 2003	434.7	440.0	1.83	Senior/Sub
2003-4 (1)	December 29, 2003	470.0	475.0	2.13	Senior/Sub

		$1,556.3	$1,578.1

     (1) The 2003-4 securitization collateral amount includes $113.9 million of mortgage loans we delivered during the first quarter of 2004, through a pre-funding feature in connection with our fourth quarter 2003 securitization.

     Each of our securitizations of mortgage loans during 2004 was structured to be accounted for as a secured financing. Under this securitization structure, the securitization trust holds mortgage loans as assets (referred to as “securitized loans”) and issues debt represented by securitization pass-through certificates. Accordingly, the securitized loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under “financing on mortgage loans held for investment.” This structure recognizes the related revenue as interest on mortgage loans held for investment and the related expense as interest expense on the bond financing. In contrast, the structures we used prior to 2004 required us to record virtually all of the anticipated income as an upfront gain on sale of mortgage loans under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.” We plan to continue to structure our securitizations to be accounted for as secured financings, which eliminates gain-on-sale accounting treatment. Consequently, income that would have otherwise been recognized upfront as net gain on sale of mortgage loans under our prior securitization structure has been recognized since the beginning of 2004 as net interest income (interest income received on the mortgage loans less the interest expense on the corresponding securitization debt) over the life of the loans. We believe structuring, and therefore accounting for, securitizations as secured financings more closely matches the recognition of income with the receipt of cash payments on the individual loans.

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

  third, to build or maintain the required level of the overcollateralization (“O/C”) provision, as described below, for that securitization trust by applying the funds as an accelerated payment of principal to the holders of the pass-through certificates of the related series;

  fourth, to reimburse holders of the subordinate certificates of the related series of pass-through certificates for unpaid interest and for any losses previously allocated to those certificates; and

  fifth, to pay “the net rate cap carryover”, if any, which relates to the interest on the related pass-through certificates that exceeded the maximum net interest amount available from the mortgage loans underlying the securitization trust.

     Each of our securitizations contains an O/C provision, which is a credit enhancement that is designed to protect the securities sold to the securitization pass-through investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, O/C occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through certificates. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Beginning with our 2002 securitizations, and in each of our subsequent securitizations, we created the O/C by initially selling pass-through securities totaling approximately 97% to 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we created the full amount of the O/C required by the trust at the time we completed the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, and our O/C requirement is 2%, we issue approximately $98 million in pass-through certificates. Prior to 2002, we generally built up the O/C typically over the first 18 to 24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cash flow to make additional payments of principal to the holders of the pass-through certificates until the required O/C level was reached. We typically issued pass-through certificates for a par purchase price, or at a slight discount to par – with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contained collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of those certificates, depending upon the structure we used for the securitization.

     The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors, including:

  characteristics of the mortgage loans sold to the trust, such as credit scores of the borrowers and loan-to- value ratios;

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

      During 2004, our securitizations required an O/C ranging from 1.4% to 3.0% of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimums and maximums, as defined by the rating agencies and/or the bond insurer insuring the securitization. In certain of our pre-2004 securitizations, after the O/C requirement was reached, the excess cash flows are distributed to us if we are the holder of the excess cashflow certificates in accordance with the “waterfall” described above. Over time, if the cash collected during the period exceeds the amount necessary to maintain the required O/C, all other required distributions have been made, and there is no shortfall in the related required O/C, the excess is remitted to us as holder of the excess cashflow certificate.

      Each securitization trust also has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a “senior-subordinated” securitization structure, or a combination of the two (referred to as a “hybrid”). In a securitization trust with a financial guaranty insurance policy, all bonds are senior certificates. The monoline insurance company guarantees the timely payment of principal and interest to the senior certificate holders in the event that the cash flows are not sufficient. In “senior-subordinated” securitization structures, the senior certificate holders are protected from losses (and payment shortfalls) first by the excess cash flows and the O/C, then by subordinated certificates which absorb any losses prior to the senior certificate holders. In a hybrid structure, the senior certificates generally have both the subordinated certificates to absorb losses and a monoline insurance company that guarantees timely principal and interest payments.

      We began utilizing a new securitization structure in 2002, in which we completed a concurrent NIM transaction. In a NIM transaction, the excess cashflow certificate is sold without recourse to a NIM trust, except for standard representations and warranties. The NIM trust issues NIM note(s) that one or more third party investors will purchase. We receive the net proceeds from the issuance of the NIM note(s).

      The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate to be used to pay all principal and interest on the NIM note(s) until paid in full, which typically occurs approximately 18 to 24 months from the date the NIM note(s) were issued. The excess cashflow certificate entitles us to all cash flows generated by the excess cashflow certificate after the holder of the NIM note(s) has been paid in full.

      As part of a NIM transaction, we typically “fully fund” the O/C at closing – as opposed to having it build up over time as we had in past securitizations – which enables the NIM investors to receive cash flows in the first month. We use a portion of the net proceeds we receive from selling NIM note(s) to make up for the difference between (1) the principal amount of the mortgage loans sold, and (2) the proceeds from selling the senior pass-through certificates.

      NIM transactions generally have enabled us to generate upfront cash flow when the securitization and related NIM transaction close, net of funding the upfront O/C, securitization and NIM costs, to offset a substantial portion of our cost to originate the loans included in the transaction.

      In 2004, the NIM transactions have been structured to be accounted for as a secured financing in which the amount of NIM notes are recorded as a component of the financing on mortgage loans held for investment, net (a liability) on our balance sheet. Conversely, in the securitizations and related NIM transactions we completed prior to 2004, the underlying securitization was structured as a sale under SFAS No. 140. In these transactions, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate. We recorded the excess cashflow certificates at their estimated fair value, which normally ranged from 0.0% to 1.0% of the securitized collateral. The change to portfolio accounting from gain-on-sale accounting has not changed the overall economics of the transaction, only the timing of income recognition and how the transaction is recorded on our financial statements. The use of portfolio accounting structures will result in differences in our future expected results of operations as compared to historic results.

      Securitizations Structured as a Financing. In 2004, we completed four securitizations, which were structured to be accounted for as secured financings. We intend to utilize this structure in the foreseeable future. The securitizations were structured for accounting purposes as secured financings under SFAS No. 140. The 2004 securitizations do not meet the QSPE criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the unconditional right to repurchase from the trust up to one percent of the aggregate outstanding principal balance of the mortgage loans at any time subsequent to the securitization closing date. Additionally, the 2004 securitizations do not meet the QSPE criteria as we have the option to contribute a derivative instrument into the trust. Prior securitization transactions met the QSPE criteria under SFAS No. 140 and were accounted for, recognized and recorded as a sale.

      In securitizations where we utilize a pre-funding feature, which enables us to deliver loans after the closing date of the securitization, we will record an asset – proceeds due from securitization trust – during the pre-funding period. The proceeds due from securitization trust represents the balance of the cash proceeds remaining in the securitization trust that were received in connection with the trust issuing pass-through certificates and a NIM note in excess of the mortgage loans delivered to the securitization trust at closing. Upon delivering the subsequent eligible pool of mortgage loans, the trustee for the securitization trust will release the securitization trust proceeds, which will be used to repay any warehouse financing used to finance the subsequent pool of mortgage loans and to replenish our working capital. As this structure is a financing, no gain-on-sale revenue is recorded at the time the securitization is closed. Rather, we record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the bonds. We also defer on our balance sheet, as a component of mortgage loans held for investment, net of the incremental direct fees and costs to originate the loans in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” which are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation. In addition, we allocate a portion of the accounting basis of the mortgage loans held for investment to the mortgage servicing rights, which results in a discount to the mortgage loans held for investment. The cost basis (fair value) of the mortgage servicing rights (“MSRs”) is determined based upon the price a third party servicer is willing to pay for the contract right to service that loan in the securitization. The allocation of the cost basis between the loan and the MSR, in accordance with SFAS No. 140, generally results in a discount being created on the loan retained in the securitization. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans using the interest method calculation.

      Since we began structuring our securitizations in 2004 as secured financings, and recording our income over time instead of upfront, there is a significant difference in our results of operations for the year ended December 31, 2004 as compared to pre-2004 historical results. As such, we do not expect historical results will provide a meaningful comparison to 2004 results. We believe that portfolio accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

      Securitizations Structured as a Sale – Off-Balance Sheet Arrangements. In securitizations structured to be accounted for as sales, we recorded gain-on-sale revenue upon the closing of each such securitization. For example, in each of the four securitizations that we issued in 2003 we derived, and recorded as gain-on-sale revenue, the following economic interests:

  we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust to which we sold the excess cashflow certificates;

  we received a cash purchase price from the sale of interest-only certificates, which entitles the holders to receive payments of interest at a pre-determined rate over a fixed period of time;

  we received a cash purchase price from selling the right to service the loans that we securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust and earn a contractual servicing fee, and ancillary servicing fees, including prepayment penalties, in some cases, relating to the servicing rights we previously sold; and

  we retained an excess cashflow certificate, which entitles us to receive cash flow generated from the excess cashflow certificate issued in connection with the securitization after the holder of the NIM note(s) has been paid in full. Although the cash flows generated by the excess cashflow certificates are received over time, under U.S. generally accepted accounting principles (“GAAP”), we were required to report as income at the time of the securitization the present value of all projected cash flow we expected to receive in the future based upon an assumed discount rate. Our valuation of these excess cashflow certificates is primarily based on:

  our estimate of the amount of expected losses or defaults that will take place on the underlying mortgage loans over the life of the mortgage loans;

  the expected amount of prepayments on the mortgage loans due to the underlying borrowers of the mortgage loans paying off their mortgage loans prior to their stated maturities;

  the LIBOR forward curve, using current LIBOR as the floor rate; and

  a rate of return (discount rate).

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

  the principal payments received, and the amortization of the net loan fees or costs, during the period we held the loans prior to their securitization; and

  any gains (a decrease in the investment) or losses (an increase in the investment) we incurred on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we hold the loans prior to their securitizations. (See “–Summary of Critical Accounting Policies - Accounting for Hedging Activities”).

      We allocated our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as “trading” securities. We are not aware of any active market for the sale of our excess cashflow certificates. Although we believe that the assumptions we use to determine fair value are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and forward LIBOR curves to value future expected excess cash flows. We regularly analyze and review our assumptions to determine whether the expected return (interest income) on our excess cash flows certificates is within our expected range.

Summary of Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, these estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables.

     Excess Cashflow Certificates. In securitization transactions structured to be accounted for as a sale (prior to 2004), the excess cash flow certificates represent one or all of the following assets:

  BIO certificate, which represents a subordinate right to receive excess cashflow, if any, generated by the related securitization pool. As a holder of the BIO certificate, we have the right to receive the difference, if any, between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the pass-through certificates of the same series, net of contractual servicing fees, trustee fees, insurer premiums, reimbursements and other costs and expenses of administering the securitization trust. As a holder of the BIO certificate, we will receive cash payments (which, when we sell NIM notes, is only received after the NIM notes are paid in full) only to the extent that the cash received by the securitization trust exceeds the amounts owed on all of the securities issued by that securitization trust, including amounts needed for the payment of any trust related expenses.

  P certificate, which represents a right to receive prepayment penalties on the mortgage loans sold to the securitization trust. Generally, prepayment penalties are received from borrowers who pay off their loans within the first few years after obtaining their loans (which, when we sell NIM notes, is only received after the NIM notes are paid in full).

  Cash flows from interest rate caps – we receive payments on interest rate caps from third party interest rate cap providers through the securitization trusts.

      The excess cash flows we receive are highly dependent upon the interest rate environment, because “basis-risk” exists between the securitization trust’s assets and liabilities. For example, in each of the securitizations that we issued in 2003 and 2002, the excess cashflow certificates are impacted by the securitization pass-through rate sold to investors, which is indexed against the one-month LIBOR. As a result, the interest rate received by the pass-through certificate holders from the securitization trust each month may adjust upwards or downwards as the one-month LIBOR changes (liability) – while the majority of the underlying mortgage loans (assets) in the securitization trust are fixed-rate loans, or are at a fixed-rate for at least two to three years before becoming adjustable-rate loans. As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, respectively. This in turn will increase or decrease the fair value of our excess cashflow certificates. The excess cashflow certificates held at December 31, 2004 are those we acquired before we began to structure our securitizations to be accounted for as secured financings in 2004.

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

      At the closing date of each securitization transaction structured to be accounted for as a sale, we determined the present value of the excess cashflow certificates using the same assumptions we made regarding the underlying mortgage loans. The excess cashflow certificate was then recorded on our consolidated financial statements at its estimated fair value. The value of each excess cashflow certificate represents the cash flow we expect to receive in the future based upon our best estimates. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. Our estimates primarily include the following:

  future rate of prepayment of the mortgage loans – the expected amount of prepayments if the underlying borrowers pay off their mortgage loans prior to the expected maturity;

  credit losses (default rates) on the mortgage loans – our estimated amount of losses or defaults that will take place on the underlying mortgage loans over their life because the excess cashflow certificates are subordinated to all other securities issued by the securitization trust. Consequently, any losses sustained on mortgage loans comprising a particular securitization trust are first absorbed by the excess cashflow certificates;
  the LIBOR forward curve (using current LIBOR as the floor rate) – our estimate of future interest rates, which affects both the rate paid to the floating rate pass-through security investors (primarily the one- month LIBOR index) and the rates earned from the adjustable rate mortgage loans sold to the securitization trust (which typically provide for a fixed-rate of interest for the first 24 or 36 months and a six-month variable rate of interest thereafter using the six-month LIBOR index); and

  a discount rate used to calculate present value.

      We monitor the performance of the loans underlying each excess cashflow certificate, and any changes in our estimates resulting in a change in fair value of the excess cashflow certificates is reflected as a change in fair value of excess cashflow certificates recorded in the statement of operations as a component of “other income” or “other expense” in the period in which we make the change in our estimate.

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

  a decrease in interest rates;

  improvement in the borrower’s credit profile, which may allow the borrower to qualify for a loan with a lower interest rate;

  competition in the mortgage market, which may result in lower interest rates being offered to the borrower;

  the borrower’s sale of the home securing the mortgage;

  the borrower’s need for additional funds; and

  a default by the borrower, resulting in foreclosure by the lender.

     It is unusual for a borrower to prepay a mortgage loan during the first few months because:

  it typically takes at least several months after the mortgage loans are originated for any of the above events to occur;

  there are costs involved with refinancing a loan; and

  the borrower does not want to incur prepayment penalties.

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

     B. Default Rate. The default rate is the percentage of estimated total loss of principal, interest and related advances that will take place over the life of the mortgage loans within a loan pool to the total original principal balance of the mortgage loans in the pool. A default rate is determined for each securitization reflecting the overall credit scores, average loan sizes and layered risks on the fixed- and adjustable-rate loans comprising each securitization trust. We apply a default or loss rate to the excess cashflow certificate because it is the “first-loss” piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. The current default rates applied on the excess cashflow certificates range from 4.5% to 8.0%, with the majority ranging from 4.5% to 5.0% .

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

     We utilized a discount rate of 15% at December 31, 2004 and 2003 on all excess cashflow certificates.

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

      For example, assumptions regarding prepayment speeds, defaults and LIBOR rates are used in estimating the fair value of our excess cashflow certificates. If loans prepay faster than estimated, or loan loss levels are higher than anticipated, or LIBOR is higher than anticipated, a reduction in the fair value of these certificates will be recorded in earnings. We believe that our assumptions are reasonable based upon the estimates using our historical loan performance and the performance of similar mortgage pools from other lenders – in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things. However, these are just estimates and it is virtually impossible to predict the actual level of prepayments and losses, which are also driven by consumer behavior.

      Accounting for Hedging Activities. We regularly issue securitization pass-through certificates, backed by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when the pass-through certificates are issued. Our strategy is to use interest rate swap contracts in an effort to lock in a predetermined base interest rate on designated portions of our prospective future securitization financing. At times, we also use corridors (caps bought and caps sold) that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and we do not use either of them for speculative purposes.

      In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we record all of our derivatives on our balance sheet at fair value. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from a change in fair value are recognized in current period earnings. When derivatives are used as hedges, however, hedge accounting is permitted only if we document the hedging relationship and its effectiveness at the time we designate the derivative as a hedge instrument. If we meet certain requirements under SFAS No. 133, we may account for the hedge instrument as a cash flow hedge.

      Cash flow hedge accounting is appropriate for hedges of uncertain cash flows associated with future periods – whether as a consequence of interest to be received or paid on existing variable rate assets or liabilities or in connection with intended purchases or sales.

      Under cash flow hedge accounting treatment, the changes in the fair value of the derivative instruments are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income or Loss (“OCI”) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

     To qualify for cash flow hedge accounting treatment:

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

      If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies for hedge accounting, the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings. Any amounts previously recorded in OCI related to the discontinued hedge are classified to earnings over the remaining duration of the debt.

      Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset. This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized. Management believes that, based upon on the currently available evidence, it is more likely than not that we will realize the benefit of our deferred tax asset. Therefore, at December 31, 2004 we did not maintain a valuation allowance against our deferred tax assets.

      Allowance for Loan Losses on Mortgage Loans Held for Investment. In connection with our 2004 securitizations, which we structured to be accounted for as secured financings with the underlying mortgage loans held for investment, we established an allowance for loan losses based on an estimate of losses to be incurred in the foreseeable future. We will charge-off uncollectible loans at the time they are deemed not probable of collection.

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

     Amortization of Deferred Loan Origination Costs - Interest income is recorded on our mortgage loans held for investment portfolio based upon a combination of interest accruals based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination fees or costs accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17.” Our net deferred origination fees/costs consist principally of origination fees, discount points, and payroll and commissions associated with originating our mortgage loans. For our loans held for investment, these net deferred fees or costs are accreted or amortized as adjustments to interest income over the estimated lives of the loans using the interest method. Our portfolio of mortgage loans held for investment is comprised of a large number of homogeneous loans for which we believe prepayments are probable. The periodic amortization of our deferred origination fees or costs is based on a model that considers actual prepayment experience to date as well as forecasted prepayments based on the contractual interest rate on the mortgage loans, loan age, loan type and prepayment fee coverage, among other factors. Mortgage prepayments are affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that our actual experiences, as well as industry data, are supportive of the prepayment assumptions used in our model. Any changes to these estimates are applied as if the revised estimates had been in place since the origination of the loans, and current period amortization is adjusted to reflect the effect of the changes.

     Amortization of Deferred Debt Issue Discounts and Transaction Costs - Interest expense on our securitization financing is comprised of the accrual of interest based on the contractual terms, cash receipts and amortization related to our cash flow hedges (swaps and corridors), the amortization of deferred issue discounts (including MSR related discounts) and transaction costs. The deferred issue discounts and transaction costs are amortized as an adjustment to interest expense over the estimated lives of the related debt using the interest method and take into account the effect of estimated prepayments. Any changes made to these estimates are applied as if the revised estimates had been in place since the issuance of the related debt, and result in adjustments to the period amortization recorded to interest expense.

Federal, State and Local Taxation

     We report our income on a consolidated basis, using a calendar year and the accrual method of accounting. The following discussion of federal, state and local tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.

     We face audits from various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. Our United States federal income tax filings have been examined by the Internal Revenue Service ("IRS") for calendar years ending prior to 2001. All differences arising from those audits have been resolved and settled. We are currently under examination by New York for the 1999 through 2001 calendar years. Although the outcome of tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on our financial condition or liquidity.

Federal Taxation

     Corporate Alternative Minimum Tax. In addition to the regular income tax, the Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) in an amount equal to 20% of alternative minimum taxable income (“AMTI”) to the extent the AMT exceeds the taxpayers’ regular income tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. For 2004, we do not expect to be subject to the AMT.

     Excess Inclusion. All or a portion of the income we receive from the residual interest (excess cashflow) certificates, which are created in a real estate mortgage investment conduit ("REMIC") securitization, is referred to as excess inclusion. With limited exceptions, excess inclusion is always subject to tax because it cannot be offset by other deductions or by net operating losses. Excess inclusion is primarily caused by the REMIC securitization trust utilizing cash, that otherwise would have been paid to the holder of the residual interest certificate, to make payments to other security holders thereby paying down the principal balance of the asset-backed securities in order to create or maintain over-collateralization. In the future, we expect to continue to receive income from excess inclusion.

State and Local Taxation

     We are subject to tax in the various states in which we operate, with New York being the state which has the most signficiant tax impact on us.

     New York State Taxation. We are subject to the New York State franchise tax in annual amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State, or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) 2.5% of our “alternative entire net income,” (b) .00178% of capital allocable to New York State, or (c) a fixed amount up to a maximum of $10,000. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments.

     We do business within the Metropolitan Transportation Business Tax District (the “District”), which is comprised of the counties of New York, Bronx, Kings, Richmond, Dutchess, Nassau, Orange, Putnam, Rockland, Suffolk and Westchester. A tax surcharge is imposed on business corporations doing business within the District and has been applied since 1982. The District tax rate is 17% on the tax described above, subject to modification in certain circumstances, and is scheduled to expire for tax years ending on or after December 31, 2009.

     Delaware Taxation. Delta Financial, as a Delaware holding company not earning income in the State of Delaware, is exempted from corporate income tax. However, the Holding Company is required to file an annual report with, and pay an annual franchise tax to, the State of Delaware.

Results of Operations

     Our results of operations reflect our change from gain-on sale accounting to portfolio accounting effective in the first quarter of 2004. Accordingly, our financial statements from prior years may be of limited use in evaluating our operating results. In addition, we have re-organized the presentation of our financial statements to reflect our change from gain-on-sale to portfolio accounting.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

General

     Our net loss for the year ended December 31, 2004 was $9.3 million, or $(0.51) per share basic and diluted, compared to net income of $67.4 million, or $4.05 per share basic and $3.59 per share diluted, for the year ended December 31, 2003. The loss resulted primarily from our structuring our 2004 securitizations to be accounted for as secured financings, instead of sales. Consequently, we did not record any gain-on-sale revenue in connection with these securitizations and will instead record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitizations over the life of the securitizations. Conversely, we structured our 2003 securitizations to be accounted for as sales under SFAS No. 140, requiring us to record an upfront gain-on-sale equal to the present value of the estimated cash flows we expected to receive over the life of the securitizations. Additionally, the net income for the year ended December 31, 2003 was significantly impacted by a tax benefit of $25.4 million recorded during the year.

      We recorded net interest income after provision for loan losses of $49.9 million during the year ended December 31, 2004, an increase of $41.0 million, from the $8.9 million recorded in the same period in 2003. The increase in interest income primarily reflects the net effect of recognizing interest income on $2.4 billion of mortgage loans held for investment compared to no such loans held for investment in 2003. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $2.2 billion on financing on mortgage loans held for investment compared to no such financing on mortgage loans held for investment in 2003. We also recorded a provision for loan losses of $10.4 million during the year ended December 31, 2004, compared to no such provision in 2003. During the year ended December 31, 2004 as compared to the same period in 2003, total non-interest income decreased $78.0 million and total non-interest expense increased by $19.7 million. The increases in interest income, interest expense and provision for loan losses as well as the decrease in non-interest income, primarily reflect the impact of our change from gain-on-sale accounting to portfolio accounting in 2004, while the increase in non-interest expense primarily reflects the 52.5% increase in origination volume and 23.1% increase in personnel for the year ended December 31, 2004 as compared to the same period in 2003.

      We originated $2.6 billion of mortgage loans during the year ended December 31, 2004, an increase from $1.7 billion of mortgage loans originated for the comparable period in 2003. We securitized and sold $2.6 billion of loans during the year ended December 31, 2004, compared to $1.5 billion of loans during the same period in 2003.

     Net Interest Income

      We recorded net interest income before provision for loan losses of $60.3 million during the year ended December 31, 2004, an increase of $51.4 million, from the $8.9 million recorded in the same period in 2003. The increase in net interest income primarily reflects the impact of our change from gain-on-sale accounting to portfolio accounting in 2004. Net interest income is comprised of the following:

      Interest Income. Interest income increased $85.7 million to $100.1 million for the year ended December 31, 2004, from $14.4 million for the comparable period in 2003. The increase is primarily due to (1) the recording of $75.5 million in interest income on our loans held for investment - securitized, which totaled $2.2 billion at December 31, 2004; (2) an increase in the amount of mortgage loans we originated and held pending securitization or sale during the year ended December 31, 2004 compared to the same period in 2003; and (3) the increase in pass-through certificate interest recognized at settlement - due to the composition of fixed-rate pass-through certificates issued during the year ended December 31, 2004, compared to adjustable rate pass-through certificates issued in the same period of 2003.

      The following table is a summary of interest income:

	Year Ended December 31,

(Dollars in thousands)	2004	2003

Interest income on mortgage loans held for sale, net	$12,801	$10,497
Interest income on mortgage loans held for investment - pre-securitization	5,531	--
Interest income on mortgage loans held for investment – securitized (1)	75,469	--
Interest income on excess cashflow certificates	2,073	2,418
Pass-through certificate interest income	4,116	1,330
Miscellaneous interest income	115	141

Total interest income	$100,105	$14,386

     (1) The amount for the year ended December 31, 2004 includes $2.6 million of prepayment penalty fees.

      Interest Expense. Interest expense increased by $34.3 million to $39.8 million for the year ended December 31, 2004 from $5.5 million for the comparable period in 2003. The increase was primarily due to the interest expense related to the financing of mortgage loans held for investment, NIMs and interest-only notes and, to a lesser extent, the increase in loans originated and financed during the period on our warehouse facilities, compared to the same period in 2003. Additionally, contributing to the increase in interest expense was the slightly higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased on average to 1.50% for the twelve months of 2004, compared to an average of 1.21% for the same period in 2003. Partially offsetting these increases was the elimination of the interest expense paid on the senior notes which we redeemed during the fourth quarter of 2003.

      The following table presents the components of interest expense:

	Year Ended December 31,

(Dollars in thousands)	2004	2003

Interest expense on warehouse financing	$8,006	$4,390
Interest expense on mortgage loans held for investment financing	28,281	--
Interest expense on NIM financing	2,718	--
Interest expense on interest-only financing	481	--
Interest expense on other borrowings	296	265
Interest expense on senior notes (1)	--	854

Total interest expense	$39,782	$5,509

     (1) On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004.

Provision for Loan Losses

      We recorded a provision for loan losses of $10.4 million for the year ended December 31, 2004 related to mortgage loans held for investment. The amount of the provision for loan losses is primarily driven by our securitization activities ($2.4 billion of mortgage loans held for investment at December 31, 2004) conducted during the year ended December 31, 2004. We did not have a provision for loan loss related to mortgage loans held for investment during the comparable period in 2003, as we did not hold loans for investment at that time.

Non-interest Income

      Total non-interest income decreased $78.0 million, or 81.4%, to $17.8 million for the year ended December 31, 2004, from $95.8 million for the comparable period in 2003. The decrease in non-interest income was primarily due to the $78.7 million decrease in net gain on sale of mortgage loans recorded in 2004 as compared to 2003. The decrease in net gain on sale of mortgage loans was the result of our changing the securitization structure we used in 2004, and consequently, our accounting for securitizations of our mortgage loans to portfolio accounting, where interest income is recognized over the life of the loans, from gain-on-sale accounting, where revenue is recognized upfront at time of sale in accordance with SFAS No. 140. Non-interest income is comprised of the following:

      Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the year ended December 31, 2004 is comprised of (1) the difference between the selling price and the carrying value (including deferred net origination fees) of the related mortgage loans sold on a servicing released basis and (2) gain-on-sale revenue recognized upon the first quarter of 2004 delivery of mortgage loans under a pre-funding feature related to our fourth quarter 2003 securitization. Through the end of 2003, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of, and delivery of mortgage loans to, each such securitization during 2003. For the year ended December 31, 2003, net gain on sale of mortgage loans was comprised of the following:

(1)	the sum of:

	a)	the cash purchase price we received in connection with selling one or more of the following securities in connection with our securitization(s) structured to be accounted for as sales for a particular period: (i) a NIM note, net of overcollateralization amount and interest rate cap and/or (ii) an interest-only certificate;

	b)	the fair value of the excess cashflow certificates we retained in a securitization structured as a sale for such period;

	c)	the premium received from selling mortgage servicing rights in connection with each securitization structured as a sale; and

	d)	the difference between the selling price and the carrying value of the related mortgage loans sold.

(2)	less the:

	a)	costs associated with the securitization structured as a sale;

	b)	any hedge loss (gain) associated with such securitization accounted for as a sale; and

	c)	any loss associated with loans sold at a discount, together with any deferred origination costs or fees associated with mortgage loans sold.

      The following table is a summary of our net gain on sale of mortgage loans for the years ended December 31, 2004 and 2003:

	Year Ended December 31,

(Dollars in thousands)	2004	2003

Net Gain on Sale of Mortgage Loans:
Loans sold (1)	$283,253	$1,537,600

NIM proceeds, net	$4,712	$67,159
Interest-only certificate proceeds	1,292	12,913
Excess cashflow certificate (owner trust certificate)	--	6,941
Mortgage servicing rights	661	8,910
Hedging	--	438
Gain on whole loan sales	7,408	2,137
Net loan origination fees	2,468	3,425
Less: securitization transaction costs	(484)	(7,141)

Net gain on sale recorded	$16,057	$94,782

Net gain on sale recorded as a percent of loans sold	5.7%	6.2%

     (1) For the year ended December 31, 2004, we recorded gain-on-sale related revenue during the first quarter of 2004 when we delivered $113.9 million of mortgage loans under a pre-funding feature of our fourth quarter 2003 securitization, which securitization transaction was structured to be accounted for as a sale. (See “– Securitizations”).

      Net gain on sale of mortgage loans decreased $78.7 million to $16.1 million for the year ended December 31, 2004, from $94.8 million for the comparable period in 2003. This decrease was directly related to our structuring the securitizations we issued in 2004 to be accounted for as secured financings. This structure recognizes the related revenue as interest income over the life of the loans instead of recording virtually all of the income upfront as a gain on sale as our 2003 and prior structures required under SFAS No. 140. During the year ended December 31, 2004, we delivered $113.9 million of mortgage loans through a pre-funding feature in connection with our fourth quarter 2003 securitization (which was structured as a sale) and sold $169.3 million of mortgage loans on a servicing-released basis, compared to $1.5 billion of mortgage loans securitized (all of which in securitizations structured to be accounted for as sales) and $42.4 million of mortgage loans sold on a servicing-released basis during the same period in 2003.

      The weighted average net gain on sale ratio for the year ended December 31, 2004 (representing the mortgage loans we delivered under the pre-funding feature of our fourth quarter 2003 securitization and whole loans sales), and for the comparable period in 2003, was 5.7% and 6.2%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

      Other Income. Other income increased $722,000, to $1.7 million for the year ended December 31, 2004, from $1.0 million for the year ended December 31, 2003. The increase is primarily due to an increase in the net gains recorded on changes in the fair value of excess cashflow certificates during 2004. We recognized $1.4 million of net gains due to changes in fair value of our excess cashflow certificates for the year ended December, 31, 2004 as compared to $220,000 of such net gains in the same period in 2003. During the year ended December 31, 2003, we received $218,000 of income related to the LLC. We did not receive any income from the LLC during the year ended December 31, 2004. We have a non-voting membership interest in the LLC which entitles us to receive 10% to 15% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003, due to a dispute with the LLC’s President, which has led us to commence a lawsuit to recover all of the amounts due to us and a counter-suit by the LLC. See “Part I, Item 3. - Legal Proceedings.”

Non-interest Expense

      Total non-interest expense increased by $19.7 million, or 31.4%, to $82.3 million for the year ended December 31, 2004, from $62.6 million for the comparable period in 2003. The increase is primarily due to an increase in payroll and related costs associated with a 52.5% increase in our mortgage loan production, together with an increase in our personnel expenses and an increase in general and administrative expenses related primarily to other production related expenses.

      Payroll and Related Costs. Payroll and related costs increased by $12.9 million, or 32.8%, to $52.0 million for the year ended December 31, 2004, from $39.1 million for the comparable period in 2003. The increase was primarily the result of higher compensation and related payroll costs (including medical and 401(k) expenses) associated with an increase in our staff. As of December 31, 2004, we employed 1,123 full- and part-time employees, an increase of 23.1% over the 912 full- and part-time employees as of December 31, 2003. Additionally, payroll and related costs were higher due to higher loan commissions paid, resulting from higher loan production during 2004 compared to 2003.

      Payroll and related costs include salaries, benefits and payroll taxes for all employees, but excludes the deferrable portion of those costs attributable to production related employees.

      General and Administrative Expenses. General and administrative expenses increased $6.7 million, or 28.5%, to $30.2 million for the year ended December 31, 2004, from $23.5 million for the year ended December 31, 2003. The increase was primarily due to an increase in non-deferrable expenses associated with a 52.5% year-over-year increase in loan production, the related 23.1% increase in personnel and the ongoing expansion of our wholesale and retail divisions. Additionally contributing to the increase in general and administrative expenses was a $1.2 million increase in marketing, advertising and promotional expenses which totaled $2.0 million for the year ended December 31, 2004, a $1.7 million increase in professional fees and a $568,000 provision related to mortgage loans we are required to repurchase in accordance with our securitization agreements. The increase in professional fees included, among other expenses, $480,000 of accounting and other professional fees incurred related to Sarbanes-Oxley documentation initiatives undertaken in 2004.

      General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for recourse loans. Our increase in marketing, advertising and promotional expenses in 2004 was due to our increased marketing efforts made during the year, primarily in the form of direct mail and other marketing campaigns.

      Loss on Derivative Instruments. During the year ended December 31, 2004, we recorded a net loss on derivative instruments of $100,000. The net loss was due to the recording of a $4.5 million loss relating to the interest rate swaps used to hedge approximately $540.2 million of securitization variable-rate debt that were not accounted for as hedge instruments. The loss was primarily offset by (1) a $4.2 million gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004 and (2) a $277,000 gain recorded on the ineffective portion of caps and interest rate swaps. There were no gains or losses related to derivative instruments for the year ended December 31, 2003.

Income Taxes

     We recorded an income tax benefit of $5.2 million for the year ended December 31, 2004 due to the pre-tax loss recorded based on an effective tax rate of approximately 39%, net of adjustments for permanent differences. For the year ended December 31, 2003, we recorded an income tax benefit of approximately $25.4 million. This was comprised of a tax provision on current year’s earnings of approximately $16.9 million and a tax benefit of approximately $42.3 million relating to the reversal of a deferred tax valuation allowance based upon management’s assessment of the positive trend in our profitability and cash flows during the year ended December 31, 2003 together with the retirement of all our long-term unsecured debt.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

General

     We recorded net income for the year ended December 31, 2003 of $67.4 million, or $4.05 per share basic and $3.59 per share diluted, compared to $17.6 million, or $1.11 per share basic and $1.04 per share diluted, for the year ended December 31, 2002. Net income for 2003 was favorably impacted by an income tax benefit of $25.4 million. Net income for 2002 was also favorably impacted by an income tax benefit of $2.2 million, or $0.14 per basic share and $0.13 per diluted share.

     The primary drivers of the increase in net income were the increase in net gain on sale of mortgage loans and the impact of the tax benefits recorded year-over-year. Net gain on sale of mortgage loans increased $36.8 million, or 63.5%, to $94.8 million for the year ended December 31, 2003, from $58.0 million for the comparable period in 2002. The increase in net gain on sale of mortgage loans was a direct result of the increase in our loan origination volume year-over-year. In 2003 and 2002, our securitizations were structured to be accounted for as sales under SFAS No. 140, requiring us to record an upfront gain-on-sale equal to the present value of the estimated cash flows we expected to receive over the life of the securitizations. Net income for the year ended December 31, 2003 was also significantly impacted by the recording of a tax benefit of $25.4 million. Net income for the year ended December 31, 2002 was impacted by an income tax benefit of $2.2 million, or $0.14 per share basic and $0.13 per diluted share.

     We recorded net interest income of $8.9 million during the year ended December 31, 2003, an increase of $2.1 million, from the $6.8 million recorded in the same period in 2002. The increase in interest income primarily reflects the increase in the average balance of mortgage loans held for sale in 2003 as compared to 2002, and similarly, the increase in interest expense primarily reflects the increase in the average balance of warehouse borrowings in 2003 as compared to 2002. During the year ended December 31, 2003 as compared to the same period in 2002, total non-interest income increased $34.8 million and total non-interest expense increased by $10.7 million. The increases in non-interest income and non-interest expense primarily reflect the 96.4% increase in origination volume and 31.2% increase in personnel for the year ended December 31, 2003 as compared to the same period in 2002.

     We originated $1.7 billion of mortgage loans during the year ended December 31, 2003, from $872.2 million of mortgage loans originated for the comparable period in 2002. We securitized and sold $1.5 billion of loans during the year ended December 31, 2003, compared to $922.1 million of loans during the same period in 2002. Whole loan sales decreased for the year ended December 31, 2003 to $42.4 million, as compared to $103.0 million for the year ended December 31, 2002.

Net Interest Income

     We recorded net interest income of $8.9 million during the year ended December 31, 2003, an increase of $2.1 million, or 30.8%, from the $6.8 million recorded in the same period in 2002. The increase in net interest income primarily reflects the impact of the increases in the average balance in 2003 of loans held for sale and warehouse borrowings as compared to 2002. Net interest income is comprised of the following:

     Interest Income. Interest income increased $2.3 million, or 19.3%, to $14.4 million for the year ended December 31, 2003, from $12.1 million for the comparable period in 2002. The increase is primarily due to a higher average loan balance on the loans we originated and held for sale during the year ended December 31, 2003 compared to the same period in 2002. The increase was partially offset by a 122 basis-point decrease in the weighted-average interest rate on our loans held for sale to 8.13% for the year ended December 31, 2003, as compared 9.35% for 2002, and by a decrease in securitization bond interest. The decrease in securitization bond interest was due to the decrease in the composition of fixed-rate pass-through certificates issued during the year ended December 31, 2003, compared to same period in 2002.

     The following table is a summary of interest income:

	Year Ended December 31,

(Dollars in thousands)	2003	2002

Interest income on mortgage loans held for sale, net	$10,497	$8,134
Interest income on excess cashflow certificates	2,418	1,973
Securitization bond interest income	1,330	1,901
Miscellaneous interest income	141	50

Total interest income	$14,386	$12,058

      Interest Expense. Interest expense increased by $236,000 to $5.5 million for the year ended December 31, 2003 from $5.3 million for the comparable period in 2002. The increase was primarily due to the $788,000 increase in interest expense related to the increase in loans originated and financed during the period on our warehouse facilities, compared to the same period in 2002. Offsetting the increase in warehouse financing costs associated with the rise in our origination volume was due to a lower than average one-month LIBOR rate, which is the benchmark index used to determine our warehouse financing costs. The rate decreased on average to 1.21% for the twelve months of 2003, compared to an average of 1.77% for the same period in 2002. Additionally offsetting the increase was the impact of the fourth quarter of 2003 senior note redemption, which eliminated the interest expense paid on the senior notes during the fourth quarter of 2003, and lower other borrowing expenses, primarily due to lower financing rates on our capital leases.

      The following table presents the components of interest expense:

	Year Ended December 31,

(Dollars in thousands)	2003	2002

Interest expense on warehouse financing	$4,390	$3,602
Interest expense on other borrowings	265	641
Interest expense on senior notes (1)	854	1,030

Total interest expense	$5,509	$5,273

      (1) On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004.

Provision for Loan Losses

      We recorded no provision for loan losses during the years ended December 31, 2003 and 2002. We did not have a provision for loan loss as we did not hold loans for investment during either period.

Non-Interest Income

      Total non-interest income increased $34.8 million to $95.8 million for the year ended December 31, 2003, from $61.0 million for the comparable period in 2002. The increase in non-interest income primarily resulted from the increase in the gain on sale of mortgage loans due to the 66.8% increase in the amount of loans securitized or sold during 2003 as compared to 2002. We recorded a net gain on the sale of mortgage loans of $94.8 million during the year ended December 31, 2003 as compared to $58.0 million during the same period in 2002. The increase was slightly offset by a $2.0 million decrease in other income primarily reflecting the reduction in prepayment penalty fees received in 2003 as compared to 2002.

      Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans is comprised of the premium received from loan securitizations (structured as sales) and from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans. In 2003 and 2002, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. For the years ended December 31, 2003 and 2002, net gain on sale of mortgage loans was comprised of the following:

(1)	the sum of:

	a)	the cash purchase price we received in connection with selling one or more of the following securities in connection with our securitization(s) structured to be accounted for as sales for a particular period: (i) a NIM note, net of overcollateralization amount and interest rate cap and/or (ii) an interest-only certificate;

	b)	the fair value of the excess cashflow certificates we retained in a securitization structured as a sale for that period;

	c)	the premium received from selling mortgage servicing rights in connection with each securitization structured as a sale; and

	d)	the difference between the selling price and the carrying value of the related mortgage loans sold.

(2)	less the:

	a)	costs associated with the securitization structured as a sale;

	b)	any hedge loss (gain) associated with a securitization accounted for as a sale; and

	c)	any loss associated with loans sold at a discount, together with any deferred origination costs or fees associated with mortgage loans sold.

      The following table is a summary of our net gain on sale of mortgage loans for the years ended December 31, 2003 and 2002:

	Year Ended December 31,

(Dollars in thousands)	2003	2002

Net Gain on Sale of Mortgage Loans:
Loans sold (1)	$1,537,600	$922,057

NIM proceeds, net	$67,159	$42,050
Interest-only certificate proceeds	12,913	--
Excess cashflow certificate (owner trust certificate) (2)	6,941	10,499
Mortgage servicing rights	8,910	7,248
Hedging	438	--
Gain on whole loan sales	2,137	4,547
Net loan origination fees (costs)	3,425	(831)
Less: securitization transaction costs	(7,141)	(5,539)

Net gain on sale recorded	$94,782	$57,974

Net gain on sale recorded as a percent of loans sold	6.2%	6.3%

     (1)   The loans sold amount for the year ended December 31, 2003 does not include $113.9 million of mortgage loans we delivered in January 2004 under a pre-funding feature in our fourth quarter 2003 securitization. We recorded the gain-on-sale revenue related to the pre-funded loans during the first quarter of 2004.

     (2) During the third and fourth quarter of 2003 securitization transactions, the fair values of the related excess cashflow certificates were deemed to be zero. At December 31, 2003, the fair value of the excess cashflow certificates related to the third and fourth quarter 2004 securitizations continued to be zero.

      Net gain on sale of mortgage loans increased $36.8 million, or 63.5%, to $94.8 million for the year ended December 31, 2003, from $58.0 million for the comparable period in 2002. This increase was directly related to the $615.5 million, or 66.8%, increase in loans sold, which was driven by higher loan production in 2003 compared to 2002. During the year ended December 31, 2003, we securitized (structured as a sale) $1.5 billion of mortgage loans and sold $42.4 million of mortgage loans on a servicing-released basis, compared to $819.0 million of mortgage loans securitized and $103.0 million of mortgage loans sold on a servicing-released basis during the same period in 2002. Partially offsetting the increase due to volume was a decrease in our weighted-average net gain on sale margin for the year ended December 31, 2003 to 6.2% from 6.3% in 2002.

     Impacting the composition of the gain on sale of mortgages for the year ended December 31, 2003 was the valuing of the third and fourth quarter excess cashflow certificates in 2003. While we retained excess cashflow certificates on our third and fourth quarter 2003 securitizations, we did not record them as an asset due to the issuance of a limited amount of BBB- certificates. The issuance of the BBB- certificates reduced the amount of overcollateralization required, compared to a structure without a BBB- certificate. The BBB- certificates replaced the credit enhancements that would have otherwise been achieved solely through overcollateralization and the corresponding excess cashflow certificate. The BBB- certificates lowered the upfront overcollateralization and resulted in our receiving higher cash proceeds from the securitization (effectively increasing the gain realized from the sale of the NIM notes and the interest-only certificates), as the senior certificates represent a larger percentage of the aggregate value of the mortgage loans sold.

     Additionally, during the year ended December 31, 2003, we sold interest-only certificates which increased the cash proceeds from the securitization. The interest-only certificates entitle the holders to receive payments of interest at a pre-determined rate, over a pre-determined period of time. The creation of the interest-only certificate reduced the excess cash flow available to the excess cashflow certificate holders, reducing the value of the excess cashflow certificates. We did not sell any interest-only certificates in 2002.

      Other Income. Other income decreased $2.0 million, or 66.7%, to $1.0 million for the year ended December 31, 2003, from $3.0 million for the year ended December 31, 2002. The decrease was primarily the result of a reduction in the amount of prepayment penalties received year-over-year coupled with us not receiving any income from the LLC after the second quarter of 2003. During the year ended December 31, 2003, we received $264,000 of prepayment penalty fee income as compared to $1.7 million for the year ended December 31, 2002. The prepayment penalty fee income decrease relates to the timing of our receipt of prepayment penalty fees. Commencing in 2002, we began utilizing a new securitization structure from which NIM notes were issued. NIM notes are collateralized by excess cashflow certificates (comprised of BIO and P certificates). P certificates entitle the holder to receive prepayment penalties received from borrowers who payoff their loans within approximately 24 to 36 months from the date the mortgage loan was originated. Until the NIM notes are fully repaid (usually within 20 to 25 months from the date of issuance), we do not receive any prepayment penalty fee income. Once the NIM notes are repaid, the P certificates collateralizing those notes can generate some residual prepayment penalty fee income for us. The amount of prepayment penalty fee income realized in 2002 relates to mortgage loans we securitized prior to 2002, which did not issue NIM notes and thus generated prepayment penalty fee income.

      During the year ended December 31, 2003, we received $218,000 of income related to the LLC as compared to $976,000 of income for the year ended December 31, 2002. We have a non-voting membership interest in the LLC, which entitles us to receive 10% to 15% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003, due to a dispute with the LLC’s President, which has led us to commence a lawsuit to recover all of the amounts due to us and a counter-suit by the LLC. See “Part I, Item 3. - Legal Proceedings.”

      Offsetting the decreases to other income for the year ended December 31, 2003 was a $220,000 increase in the fair value of excess cashflow certificates that occurred during 2003. During the year ended December 31, 2002, the fair value adjustment related to excess cashflow certificates resulted in a decline in value which was recorded as a component of “other non-interest expense” in the consolidated statement of operations.

Non-interest Expense

      Total non-interest expense increased by $10.7 million, or 20.7%, to $62.6 million for the year ended December 31, 2003, from $51.9 million for the comparable period in 2002. The increase is primarily due to an increase in payroll and related costs associated with an increase in our mortgage loan production, together with an increase in our staff, offset by a decrease in general and administrative expenses.

      Payroll and Related Costs. Payroll and related costs increased by $12.0 million, or 44.3%, to $39.1 million for the year ended December 31, 2003, from $27.1 million for the comparable period in 2002. The increase in payroll and related costs relates to higher compensation and related payroll costs (including payroll taxes, medical and 401(k) expenses) due to an increase in our staff. As of December 31, 2003, we employed 912 full- and part-time employees, an increase of 31.2% over the 695 full- and part-time employees as of December 31, 2002. Additionally, payroll and related costs were higher due to higher loan commissions paid, resulting from higher loan production during 2003 compared to 2002.

      General and Administrative Expenses. General and administrative expenses increased $775,000, or 3.4%, to $23.5 million for the year ended December 31, 2003, from $22.7 million for the year ended December 31, 2002. The increase was primarily due to the increase in non-deferrable expenses associated with a 96.4% year-over-year increase in loan production, the related 31.2% increase in personnel and the impact of wholesale and retail division expansions.

      During the year ended December 31, 2003, we experienced a $750,000, or 16.9%, increase in rent expense, a $621,000, or 27.7%, increase in telephone expense, a $420,000, or 39.9%, increase in management and consulting fees and a $233,000, or 27.4%, increase in equipment and supplies expenses as compared to the same period in 2002. These increases were driven by our increase in our loan originations year-over-year and the impact of our facilities expansion efforts is reflected in the increase in our loan originations year-over-year. Offsetting the increases was a $1.6 million decrease in depreciation expense resulting from fully depreciated assets.

      Other Non-interest Expense. Other non-interest expense for the year ended December 31, 2002 represents a $2.1 million decline in the fair value of excess cashflow certificates. During the year ended December 31, 2003, the fair value adjustment related to excess cashflow certificates resulted in an increase in value which was recorded as a component of “other non-interest income” in the consolidated statement of operations.

      Loss on Derivative Instruments. There were no gains or losses related to derivative instruments for the years ended December 31, 2003 and 2002.

Income Taxes

      For the year ended December 31, 2003, we recorded an income tax benefit of approximately $25.4 million. This was comprised of a tax provision on current year’s earnings of approximately $16.9 million and a tax benefit of approximately $42.3 million relating to the reversal of a deferred tax valuation allowance based upon management’s assessment of the positive trend in our profitability and cash flows during the year ended December 31, 2003 together with the retirement of all our long-term unsecured debt.

      We recorded a tax benefit of approximately $1.8 million for the year ended December 31, 2002. The tax benefit resulted from a $8.1 million benefit we recorded relating to the reversal of a deferred tax valuation allowance, the favorable resolution a tax issue for which we had previously reserved for and other items, offset by a tax provision of $6.3 million on the 2002 pre-tax net income.

Quarterly Financial Data

      Please see “Item 8 – Financial Statements and Supplementary Data - Note 24 - Condensed Quarterly Financial Data” in our consolidated financial statements for a summary of selected financial data by quarter for the years ended December 31, 2004 and 2003.

Financial Condition

December 31, 2004 compared to December 31, 2003

      Cash and cash equivalents. Cash and cash equivalents increased $611,000, or 13.4%, to $5.2 million at December 31, 2004, from $4.6 million at December 31, 2003. This increase was primarily related to timing of cash received and disbursed from normal operations.

      Mortgage Loans Held for Sale, Net. Mortgage loans held for sale, net decreased $190.5 million to zero at December 31, 2004, from $190.5 million at December 31, 2003. In 2003, this balance represented mortgage loans held for sale awaiting either a securitization or whole loan sale. The decrease was due to the classification of mortgage loans awaiting securitization, which may include a relatively small amount of mortgage loans that may be sold on a whole loan basis, as mortgage loans held for investment – pre-securitization in the fourth quarter of 2004.

      The following table sets forth a summary of mortgage loans held for sale, net:

	At December 31,

(Dollars in thousands)	2004	2003

Mortgage loans held for sale	$--	$191,025
Net deferred origination fees	--	(501)

Mortgage loans held for sale, net	$--	$190,524

     Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net were $2.3 billion at December 31, 2004. Our securitizations of mortgage loans during 2004 were structured to be accounted for as secured financings. Under this securitization structure, the securitization trust holds mortgage loans as assets. This account represents our basis in the mortgage loans that were either delivered to the securitization trusts (denoted as mortgage loans held for investment – securitized) or are pending delivery into future securitizations (denoted as mortgage loans held for investment – pre-securitization), net of discounts, deferred fees and allowance for loan losses. Prior to 2004, we did not structure our securitizations as financings and, we did not have mortgage loans held for investment.

     The following table sets forth a summary of mortgage loans held for investment, net:

At December 31,
(Dollars in thousands)	2004

Mortgage loans held for investment - securitized	$2,165,353
Mortgage loans held for investment - pre-securitization	206,289
Discounts (MSR related)	(14,570)
Net deferred origination fees	(5,800)
Allowance for loan losses	(10,278)

Mortgage loans held for investment, net	$2,340,994

     We maintain an allowance for loan losses based on our estimate of losses to be incurred in the near foreseeable future (generally an 18 month period) on our mortgage loans held for investment. At December 31, 2004, we established an allowance for loan losses totaling $10.3 million. Prior to 2004, we did not have mortgage loans held for investment and, therefore, did not have an allowance against mortgage loans held for investment at that time.

     The following table sets forth a summary of the activity in the allowance for loan losses for the year ended December 31, 2004:

(Dollars in thousands)	2004

Allowance for loan losses – beginning of year	$--
Provision for loan losses	10,443
Charge-offs	(165)

Allowance for loan losses – end of year	$10,278

     Trustee Receivable. Trustee receivable principally represents any un-remitted principal payments collected by the securitization trust’s third party loan servicer subsequent to the monthly remittance cut-off date. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of December 31, 2004 totaled $30.2 million, relating to the four securitizations accounted for as secured financings in 2004. The trustee will remit these amounts on the following month’s scheduled remittance date, at which time they principally will be used to pay down principal on the related mortgage loans held for investment, net. There was no outstanding trustee receivable balance at December 31, 2003.

     Accrued Interest Receivable. Accrued interest receivable increased $12.1 million to $12.3 million at December 31, 2004, from $197,000 at December 31, 2003. The increase is due to the $12.3 million of accrued interest we recorded at December 31, 2004 relating to the $2.4 billion of mortgage loans held for investment as of the same date. Partially offsetting the increase was a $197,000 decrease in the accrued interest receivable related to mortgage loans held for sale during the same time period.

     Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the year ended December 31, 2004 and 2003:

	December 31,

(Dollars in thousands)	2004	2003

Balance, beginning of year	$19,853	$24,565
Originated excess cashflow certificates	--	6,941
Excess cashflow certificates sold	--	(10,220)
Accretion	2,073	2,418
Cash receipts	(8,359)	(4,071)
Net change in fair value	1,366	220

Balance, end of year	$14,933	$19,853

     Since we began structuring our securitizations in 2004 to be accounted for as secured financings, we no longer record excess cashflow certificates on newly issued securitizations on the consolidated balance sheet. During the year ended December 31, 2003, we sold $10.2 million of excess cashflow certificates. We did not sell any excess cashflow certificates during the year ended December 31, 2004.

     Accounts Receivable. Accounts receivable increased $3.6 million, or 123.0%, to $6.5 million at December 31, 2004, from $2.9 million at December 31, 2003. This increase is primarily due to an increase in amounts due from the third party servicer. The increase in servicer receivables relates to the increase in our mortgage loans held for investment portfolio during 2004. The servicer receivables are generally comprised of the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us on a one month lag (i.e., interest collected by the third party servicer after our December 2004 remittance cut-off date will be remitted to us in January 2005).

     Equipment, Net. Equipment, net, increased $1.2 million, or 36.6%, to $4.3 million at December 31, 2004, from $3.1 million at December 31, 2003. This increase is primarily due to increased purchases of computer equipment and office furnishings during 2004, which reflects the 23.1% increase in employees and the effect of our office expansions in 2004.

     Prepaid and Other Assets. Prepaid and other assets increased $21.5 million to $26.1 million at December 31, 2004, from $4.6 million at December 31, 2003. The increase is primarily due to (1) $16.1 million of fair value of hedging instruments (corridors) used to hedge the one-month LIBOR securitization cost of funds that will be recognized as a yield adjustment to interest expense over the life of the corridors and (2) $8.3 million of prepaid securitization transaction costs, net that will be recognized as a yield adjustment to interest expense over the estimated life of the secured financing. At December 31, 2003, we capitalized $2.7 million of securitization transaction costs relating to our fourth quarter 2003 securitization. The fourth quarter 2003 securitization was structured as a sale and therefore, upon the delivery of the remaining loans as part of the pre-funding mechanism, the capitalized costs were recognized in income in 2004 as a component of gain on sale of mortgage loans.

     Additionally, included in prepaid and other assets at December 31, 2004 was $578,000 of REO, reclassified from mortgage loans held for investment, which we carry at the lower of cost or fair value, less estimated selling costs. No provisions were made for declines in the fair value of REO properties during the year ended December 31, 2004. We did not experience any declines in the fair values of REO from the date the properties were transferred to REO through year end. We had no REO properties as of December 31, 2003.

     Deferred Tax Asset. The deferred tax asset increased by $19.1 million, or 61.4%, to $50.3 million at December 31, 2004, from $31.2 million at December 31, 2003. The increase is primarily due to (1) the change in accounting for securitizations in 2004 from gain-on-sale to portfolio accounting secured financing; for tax purposes all our securitizations are accounted for as Real Estate Mortgage Investment Conduit ("REMIC") transactions which are treated as a sale, resulting in a temporary difference; (2) for securitizations entered into prior to 2004, the temporary differences related to gain-on-sale accounting versus REMIC tax accounting; and (3) the reduction resulting from the utilization of our net operating losses.

     Bank Payable. Bank payable decreased $1.2 million, or 51.6%, to $1.1 million at December 31, 2004, from $2.3 million at December 31, 2003. Bank payable represents the amount of checks written against our operating account which are subsequently covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash. Bank payable represents the checks outstanding at December 31, 2004 and 2003, to be paid in this manner.

     Warehouse Financing. Our warehouse financing decreased $9.1 million, or 6.3%, to $135.7 million at December 31, 2004, from $144.8 million at December 31, 2003. The decrease was primarily due to a lower amount of mortgage loans held pending securitization or sale requiring financing under our warehouse credit facilities, due to our self-funding $70.6 million of these mortgage loans at December 31, 2004, as compared to $46.3 million at December 31, 2003.

     Financing on Mortgage Loans Held for Investment, Net. Financing on mortgage loans held for investment, net was $2.2 billion at December 31, 2004. This represents the corresponding securitization debt used to finance loans held for investment - securitized, and notes issued in connection with the issuance of interest-only certificates and NIM securities. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment. Prior to 2004, we did not structure our securitizations as financings and we did not have mortgage loans held for investment or related borrowings.

     The following is a summary of financing on mortgage loans held for investment, net:

At
(Dollars in thousands)	December 31, 2004

Securitization pass-through certificates, net	$2,138,627
NIM notes	93,054
Interest-only notes	4,534

Total financing on mortgage loans held for investment, net	$2,236,215

      Other Borrowings. Other borrowings increased $968,000, or 41.0%, to $3.3 million at December 31, 2004, from $2.4 million at December 31, 2003. The increase was due to an increase in the amount of financed equipment during 2004 as compared to 2003. The increase in equipment financing directly relates to increases in our loan originations and the number of mortgage origination offices in 2004.

      The following table summarizes certain information regarding other borrowings at the respective dates:

	Range of Interest	Balance at
(Dollars in thousands)	Rates	December 31,	Range of Expiration Dates

Capital leases - 2004	3.29% to 12.45%	$3,330	October 2005 to December 2007
Capital leases - 2003	2.00% to 12.45%	$2,362	July 2004 to December 2006

     Accrued Interest Payable. Accrued interest payable increased $4.2 million to $4.3 million at December 31, 2004, from $62,000 at December 31, 2003. This increase was directly related to the accrued interest on the securitization debt. Accrued interest payable related to warehouse borrowings represented $101,000 and $62,000 of the balance at December 31, 2004 and 2003, respectively. Prior to 2004, we did not structure our securitizations as secured financings and had no related accrued interest payable, and only limited accrued interest payable associated with our warehouse debt.

     Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $11.5 million to $23.0 million at December 31, 2004, from $11.5 million at December 31, 2003. The increase was primarily due to (1) an $5.5 million increase in current taxes payable, (2) a $1.9 million increase in payroll accruals for payroll related items (i.e., salary and commissions) due to a combination of the 23.1% increase in personnel and timing of commission payments, (3) $1.0 million of accrued dividends payable on 20.3 million shares outstanding as of the December 21, 2004 record date, (4) a $2.8 million increase in accrued servicer payables relates primarily to our accounting for loan securitizations as a secured financings in 2004, and (5) a $537,000 increase in accrued professional fees.

     Stockholders’ Equity. Stockholders’ equity decreased $8.8 million, or 9.1%, to $87.2 million at December 31, 2004 from $96.0 million at December 31, 2003. This decrease is primarily due to the redemption of $13.9 million of preferred stock, the payment of $1.9 million in common stock dividends in 2004, the accrual of $1.0 million in common stock dividends that were declared on December 21, 2004 and paid on January 6, 2005, and the net loss of $9.3 million for the year ended December 31, 2004. The net loss for the year ended December 31, 2004 is related to the change in securitization structures and the consequent accounting change from “gain-on-sale accounting” to “portfolio accounting” in 2004. Additionally, stockholders’ equity decreased due to a $2.2 million cumulative other comprehensive loss related to the net unrealized losses from derivatives, net of tax.

     Partially offsetting these decreases was the increases in common stock and additional paid-in capital from the proceeds received from the public follow-on offering of 4,375,000 shares of our common stock at a price of $6.50 per share on July 26, 2004 and the impact of stock option exercises during 2004. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing stockholders selling 85,000 additional shares on August 25, 2004. We received approximately $18.7 million in net proceeds from the offering, which excluded the proceeds related to those shares sold by existing stockholders and after underwriting and other related professional fees. Additionally, during the year ended December 31, 2004, we received $831,000 of net proceeds from the exercise of 233,750 stock options from authorized but unissued shares.

     The cumulative other comprehensive loss, net of tax, recorded at December 31, 2004 denotes the changes in fair value of our hedges, net of amortization for the year ended December 31, 2004. During the year ended December 31, 2004, we recorded the net effect of deferred losses on our derivatives of $2.2 million. The deferred losses amounts will be recognized as a yield adjustment to interest expense over the life of the previously hedged variable rate debt.

Contractual Obligations

     The following table summarizes our material contractual obligations as of December 31, 2004:

			One to	Three to
		Less than	Three	Five	More than
(Dollars in thousands)	Total	One Year	Years	Years	Five Years

Securitization pass-through
certificates (1)	$2,138,627	$533,897	$925,917	$357,546	$321,267
NIM notes (1)	93,054	74,494	18,560	--	--
Interest-only notes (1)	4,534	3,984	550	--	--

	$2,236,215	$612,375	$945,027	$357,546	$321,267

Operating leases	$19,286	$5,259	$10,520	$3,374	$133

Capital leases	$3,330	$1,573	$1,757	$--	$--

     (1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Loan Commitments

     We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates, but no locked-in interest rate. We quote interest rates to customers, which are generally subject to change. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At December 31, 2004 and 2003, we had outstanding origination commitments to fund approximately $92.2 million and $52.8 million, respectively, in mortgage loans.

Off-Balance Sheet Trusts

     Substantially our entire off-balance sheet arrangements relate to securitizations structured to be accounted for as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e., the excess cashflow certificates), there are $1.4 billion and $1.8 billion in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of December 31, 2004 and 2003, respectively. These trusts have issued pass-through certificates secured by these mortgage loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

Liquidity and Capital Resources

     The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses and planned dividend payments. We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We generate working capital primarily from the substantial cash proceeds from our quarterly securitizations, including the issuance of interest-only certificates and related NIM transactions. Our current cost structure has many embedded fixed costs, which are not likely to be significantly affected by a relatively substantial change in our loan origination volume. If we can continue to originate a sufficient amount of mortgage loans and continue our practice of securitizations and NIM transactions, we should be able to generate sufficient cash proceeds from our securitization financings, whole loan sales and the cash flows from our growing portfolio of mortgage loans held for investment to offset our current cost structure and cash uses. In addition, we may choose to not issue interest-only certificates and/or NIM notes, which will negatively impact our cash flow in any period we do so.

     We believe we must generate sufficient cash from the following in order to sustain our current level of working capital:

  the proceeds we receive from selling or financing pass-through, NIM and/or interest-only certificates in connection with our securitizations;

  the proceeds from the sale of MSRs to a third party mortgage servicer;

  the premiums we receive from selling whole loans on a servicing released basis;

  origination fees collected on newly closed loans;

  the cash flow from caps;

  excess cashflow certificates we retained in connection with our securitizations prior to 2004; and

  principal and interest payments we receive on our loans held for investment.

     Currently, our primary uses of cash requirements include the funding of:

  mortgage loans held for investment – pre-securitization which are not financed;

  interest expense on warehouse lines of credit, financing of mortgage loans held for investment, and other financings;

  transaction costs, derivative costs and credit enhancement (O/C) in connection with our securitization program;

  general ongoing administrative and operating expenses, including the cost to originate loans;

  tax payments, including those on excess inclusion income generated from our excess cashflow certificates;

  common stock dividends; and

  scheduled principal pay-downs on financing of mortgage loans held for investment and other financings.

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

     Currently, our primary sources of liquidity, subject to market conditions, continue to be:

  warehouse financing and other secured financing facilities;

  financing related to the securitization of mortgage loans, including the issuance of corresponding NIM notes, and/or interest-only certificates, depending upon the securitization structure;

  sales of whole loans and MSRs;

  cash flows from our mortgage loans held for investment;

  origination fees, interest income and other cash revenues; and

  cash flows from retained excess cashflow certificates.

     We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $1.1 million and $1.8 million at December 31, 2004 and 2003, respectively. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $837,000 and $1.1 million at December 31, 2004 and 2003.

     On July 26, 2004, we completed a public follow-on offering of 4,375,000 shares of our common stock at a price of $6.50 per share, in which we sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing shareholders selling 85,000 additional shares on August 25, 2004. We received approximately $18.7 million in net proceeds from the offering, which excludes the proceeds related to those shares sold by existing stockholders and after underwriting and other related professional fees. We used the proceeds to repay warehouse financings and originate mortgage loans.

     Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in “Part I., Item 1 – Forward Looking Statements and Risk Factors”), we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least the next twelve months, however, there can be no assurance that we will be successful in this regard.

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

Warehouse Lines of Credit

     To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. Our financing facilities in place at December 31, 2004 are as follows:

(Dollars in thousands)			Balance at
			December 31,
	Facility
Warehouse Line of Credit	Amount	Interest Rate	2004	2003	Expiration Date

RBS Greenwich Capital (1)	$350,000	Margin over LIBOR	$135,653	$94,833	October 2005
Citigroup (1)(2)	350,000	Margin over LIBOR	--	49,993	March 2005
Freidman, Billings, Ramsey (3)	200,000	Margin over LIBOR	--	--	November 2005

Total	$900,000		$135,653	$144,826

      (1) At December 31, 2003, the Greenwich Capital and Citigroup warehouse lines totaled $250.0 million each and were increased by $100.0 million each to $350.0 million during the first quarter of 2004.

      (2) In March 2005, we renewed our Citigroup warehouse financing at similar terms and conditions to our existing agreement. The renewed agreement expires in March 2006.

      (3) The Freidman, Billings, Ramsey (“FBR”) commercial paper conduit financing was implemented during the fourth quarter of 2004.

      Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of December 31, 2004.

     In November 2004, we entered into a $200.0 million multi-seller asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in November 2005. As of December 31, 2004, we had no balance outstanding under the facility.

Securitization Financing

     Beginning in March 2004, we have financed, and expect to continue to finance, our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset-backed securities provides us a low-cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed-rate loans by securitizing them. Our ability to issue asset-backed securities depends on the overall performance of our mortgage loans, as well as the continued general demand for securities backed by nonconforming mortgages and home equity loans.

     We are generally not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can expect repayment only from the cash flows from mortgage loans specifically collateralizing the debt.

     We rely on our securitizations as an important capital resource and source of liquidity. Our current business strategy depends upon our ability to complete additional loan securitizations in the future. If we are unable to securitize our mortgage loans held for investment – pre-securitization, our net income could decline for the time period that those loans remain in our portfolio, depending upon market conditions present at that time. No assurance can be given that we will be able to complete loan securitizations in the future on favorable terms, or at all.

Market Risk

     Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations.

     We use several tools and risk management strategies to monitor and address interest rate risk. Such tools allow us to monitor and evaluate our exposure to these and to manage the risk profile to our loan portfolio in response to changes in the market risk. We cannot assure you, however, that we will adequately offset all risks associated with our loan portfolio.

     Interest Rate Risk. Our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. During 2004, short-term interest rates generally increased and long-term interest rates slightly decreased causing a flattening of the market yield curve. This interest rate environment had an adverse impact on our net interest income as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or re-pricing greater than one year, generally price off long-term rates.

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

     Fluctuating interest rates may affect the net interest income we earn, based upon the difference between the yield we receive on loans held pending sales and the interest paid by us for funds borrowed under our warehouse facilities. A change in interest rates would reduce the spread between the average coupon rate on fixed rate loans and the weighted average pass-through rate paid to investors on the certificates issued in connection with a securitization. Although the average loan coupon rate is fixed at the time the loan is originated, the pass-through rate to investors in a securitization is not fixed until the pricing of the securitization, which occurs just prior to our sale of the loans to the securitization trust. Therefore, if the market rates required by investors increase prior to securitization of the loans, the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated, which would reduce or eliminate our net interest income from our on-balance sheet loan portfolio.

     Fluctuating interest rates also may affect the excess cash flows we receive from our excess cashflow certificates. Most of our asset-backed securities are priced based on one-month LIBOR, but the collateral that backs these securities is comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates – that is, fixed for the initial two or three years of the mortgage loan, and adjusting afterwards every six months thereafter. As a result, the cash flows that we receive from our excess cash flow certificates are dependent upon the interest rate environment. This is because “basis risk” exists between the assets and liabilities of the securitization trusts that we create. For example, in each of the securitizations that we issued in 2002, 2003, and the first quarter of 2004, the interest cost of the pass-through certificates sold to investors bears interest at a floating rate. As a result, each month the interest rate received by the certificate holders will adjust upwards or downwards as interest rates change. Therefore, as interest rates rise, the value of our excess cash flow certificates will fall, and as interest rates fall, the value of our excess cash flow certificates will rise. The loss in value of our excess cashflow certificates as a result of rising interest rates will reduce our cash flow and harm our profitability.

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

     Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 2004, borrowings under all of our financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed-rate; the remainder contains features where rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This 30 year loan is fixed for its first two years and then adjusts every six months thereafter.

     While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, the earnings potential is significantly affected, as the asset rate resets would lag behind the borrowing rate resets.

     Interest Rate Sensitivity Analysis. To assess interest sensitivity as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments, is estimated and then aggregated to form a comprehensive picture of the risk characteristics of the balance sheet.

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

     We refer to the one-year and the three-year projections of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at December 31, 2004:

		Up 100	Up 200	Down 100	Down 200
	Base	Basis	Basis	Basis	Basis
(Dollars in thousands)	Case	Points	Points	Points	Points

One Year Projection:

Net interest income (1)(2)	$87,983	$87,584	$87,177	$88,855	$92,747
Percentage change from base		(0.45)%	(0.92)%	0.99%	5.41%

Three Year Projection:

Net interest income (1)(2)	$158,043	$150,898	$145,422	$165,330	$175,264
Percentage change from base		(4.52)%	(7.99)%	4.61%	10.90%

     (1) Net interest income from assets (income from mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

     (2) Assumes warehouse interest expense through March 31, 2005.

     Hedging. From an interest rate risk management perspective, we use interest rate swaps and corridors in an effort to offset the potential adverse effects of our exposure during a period of rising rates. In this way, management generally intends to hedge as much of the interest rate risk as determined to be in our best interest, given the cost of hedging transactions.

     We seek to build a balance sheet and undertake an interest risk management program that is likely, in management’s view, to enable us to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses income preservation.

     Corridors are legal contracts between us and a third party firm or “counterparty.” The counterparty agrees to make payments to us in the future (net of the in-the-money interest rate cap sold as part of the corridor) should the one- or three-month LIBOR interest rate rise above the strike rate specified in the net purchased option contract. We have chosen to pay the premiums at the beginning to the counterparties under each contract. Each contract has both a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn corridor income (net of the in-the-money interest rate cap sold as part of the corridor). Payments on an annualized basis equal the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed-rate of interest while receiving a rate that adjusts with one-month LIBOR.

     Operational Risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, human factors and systems, or from external events. Operational risk may result from, but is not limited to, errors related to transaction processing, breaches of the internal control system and compliance requirements, and the risk of fraud by our employees or persons outside of our organization or business interruption due to system failures or other events. The risk of loss from operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and/or regulatory requirements.

     In the event of an operational event, we could suffer financial loss, face regulatory or law enforcement action and/or suffer damage to our reputation.

     To address this risk we maintain comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment. These controls have been designed to manage operational risk at appropriate levels given our financial strength, the business environment and markets in which we operate, the nature of our businesses and considering factors such as competition and regulation.

     We have also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. Among the procedures designed to ensure effectiveness are our “Code of Business Conduct and Ethics,” which may be found on our website at http://www.deltafinancial.com and compliance training programs.

     We have developed a business continuity plan which prepares us for events that could damage the our physical facilities, cause delays or disruptions to our operational functions, including telecommunications networks, or impair our clients, vendors, and broker partners. We have a standby datacenter facility in our Ohio office that receives real time data streams of mission critical data from our main datacenter in New York. This standby datacenter facility also replicates the network security infrastructure and houses replications of the mission critical applications used by our personnel.

     In the data telecommunications area, we use one managed virtual private network to connect each office throughout the country together, and we use a different provider to access to the Internet as a backup solution. In the voice telecommunications area, we use one carrier for local and long distance service in each office. The carrier for our New York location is different than the one we use for all of our other branch offices. Since we use a voice over Internet Protocol telephone system in all of the branch offices, we are able to re-route inbound and outbound telephone calls through any other office in the country. This enables us to reduce any possible down time due to voice carrier outages.

Maturity and Repricing Information

     The following table summarizes the notional amount, expected maturities and weighted average strike rates for corridors (caps bought and caps sold) that we held as of December 31, 2004. We did not hold corridors at December 31, 2003.

						Five Years
(Dollars in thousands,			Two	Three	Four	&
except strike price)	Total	One Year	Years	Years	Years	Thereafter

Caps bought – notional	$1,910,314	$1,099,720	$488,952	$123,806	$49,213	$148,623
Weighted average strike
price	$4.60	$3.31	$5.62	$7.45	$7.33	$7.45

Caps sold - notional	$1,910,314	$1,099,720	$488,952	$123,806	$49,213	$148,623
Weighted average strike
price	$7.60	$6.71	$8.47	$9.39	$9.27	$9.28

Inflation

     Inflation most significantly affects our loan originations and values of our excess cashflow certificates, because of the substantial effect inflation can have on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. (See “—Interest Rate Risk” above).

Impact of New Accounting Standards

     For discussion regarding the impact of new accounting standards, refer to Note No. 2 of the Notes to the Consolidated Financial Statements. (See “Item 8. - Financial Statements and Supplementary Data”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We originate mortgage loans and then securitize the mortgage loans or sell them through whole loan sales. As a result, our primary market risk is interest rate risk. (See “Item 6. – Market Risk”). In turn, interest rates are highly sensitive to many factors, including:

  Governmental monetary and tax policies;

  Domestic and international economic and political considerations; and

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

     The following table demonstrates the sensitivity, at December 31, 2004, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

	Fair Value of	Decrease (Increase)
	Excess Cashflow	To Earnings
(Dollars in thousands)	Certificates	(pre-tax basis)

Fair value as of December 31, 2004	$14,933

10% increase in prepayment speed	15,102	$(169)
20% increase in prepayment speed	15,340	(407)

10% increase in credit losses	12,343	2,590
20% increase in credit losses	9,537	5,396

10% increase in discount rates	14,711	222
20% increase in discount rates	14,498	435

10% increase in one and six month LIBOR	13,189	1,744
20% increase in one and six month LIBOR	11,579	3,354

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

     To reduce our financial exposure to changes in interest rates, we have and may continue to hedge our mortgage loans held for investment – pre-securitization (or held for sale in the past) through hedging products that are correlated to the pass-through certificates issued in connection with the securitization of our mortgage loans (e.g., interest rate swaps). (See “Item 6. - Summary of Critical Accounting Policies - Accounting for Hedging Activities” above). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment and/or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “Item 6. - Interest Rate Risk” and “Part I., Item 1. - Forward Looking Statements and Risk Factors”).

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Delta Financial Corporation:

     We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

/s/ KPMG  LLP

New York, New York
March 30, 2005

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	At December 31,

	2004	2003

Assets:
Cash and cash equivalents	$5,187	$4,576
Mortgage loans held for sale, net	--	190,524
Mortgage loans held for investment, net of discounts and deferred
origination fees	2,351,272	--
Less: Allowance for loan losses	(10,278)	--

Mortgage loans held for investment, net	2,340,994	--

Trustee receivable	30,197	--
Accrued interest receivable	12,280	197
Excess cashflow certificates	14,933	19,853
Equipment, net	4,298	3,147
Accounts receivable	6,453	2,893
Prepaid and other assets	26,125	4,617
Deferred tax asset	50,326	31,184

Total assets	$2,490,793	$256,991

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,110	$2,292
Warehouse financing	135,653	144,826
Financing on mortgage loans held for investment, net	2,236,215	--
Other borrowings	3,330	2,362
Accrued interest payable	4,282	62
Accounts payable and other liabilities	23,023	11,496

Total liabilities	2,403,613	161,038

Stockholders’ Equity:
Preferred stock, Series A, $100 preference value. Authorized 150,000
shares, 139,156 shares outstanding at December 31, 2003	--	13,916
Common stock, $.01 par value. Authorized 49,000,000 shares;
20,403,186 and 17,032,052 shares issued and 20,286,599 and
16,915,252 shares outstanding at December 31, 2004 and 2003,
respectively	204	170
Additional paid-in capital	119,451	99,913
Accumulated deficit	(28,950)	(16,728)
Accumulated other comprehensive loss, net of taxes	(2,207)	--
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)

Total stockholders’ equity	87,180	95,953

Total liabilities and stockholders’ equity	$2,490,793	$256,991

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	For the Year Ended December 31,

	2004	2003	2002

Interest income	$100,105	$14,386	$12,058

Interest expense	39,782	5,509	5,273

Net interest income	60,323	8,877	6,785

Provision for loan losses	10,443	--	--

Net interest income after provision for loan losses	49,880	8,877	6,785

Non-interest income:

Net gain on sale of mortgage loans	16,057	94,782	57,974

Other income	1,722	1,000	2,999

Total non-interest income	17,779	95,782	60,973

Non-interest expense:

Payroll and related costs	52,005	39,147	27,120

General and administrative	30,152	23,460	22,685

Other expense	--	--	2,085

Loss on derivative instruments	100	--	--

Total non-interest expense	82,257	62,607	51,890

(Loss) income before income tax (benefit) expense	(14,598)	42,052	15,868

Provision for income tax (benefit) expense	(5,249)	(25,354)	(1,769)

Net (loss) income	$(9,349)	$67,406	$17,637

Other Comprehensive (Loss) Income:

Net unrealized holding losses on derivatives arising
during the year, net of tax	(2,207)	--	--

Other comprehensive (loss) income	$(11,556)	$67,406	$17,637

Per Share Data:

Basic - weighted average number of shares outstanding	18,375,864	16,308,561	15,894,913

Diluted - weighted average number of shares outstanding (1)	18,375,864	18,407,249	16,971,028

Net (loss) income applicable to common shares	$(9,349)	$66,015	$17,637

Basic earnings per share – net (loss) income	$(0.51)	$4.05	$1.11

Diluted earnings per share – net (loss) income (1)	$(0.51)	$3.59	$1.04

     (1) For the year ended December 31, 2004 stock options of approximately 1.0 million are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Loss, Net	Stock	Total

Balance at December 31, 2001	$13,916	$160	$99,472	$(100,380)	$--	$(1,318)	$11,850

Stock options exercised, net of
tax benefit	--	--	10	--	--	--	10
Net income	--	--	--	17,637	--	--	17,637

Balance at December 31, 2002	$13,916	$160	$99,482	$(82,743)	$--	$(1,318)	$29,497

Stock options exercised, net of
tax benefit	--	1	431	--	--	--	432
Warrants exercised	--	9	--	--	--	--	9
Dividends paid on preferred stock	--	--	--	(1,391)	--	--	(1,391)
Net income	--	--	--	67,406	--	--	67,406

Balance at December 31, 2003	$13,916	$170	$99,913	$(16,728)	$--	$(1,318)	$95,953

Stock options exercised, net of
tax benefit	--	3	828	--	--	--	831
Redemption of preferred stock	(13,916)	--	--	--	--	--	(13,916)
Shares issued in secondary offering	--	31	18,710	--	--	--	18,741
Dividends paid on common stock	--	--	--	(1,860)	--	--	(1,860)
Dividend declared and payable	--	--	--	(1,013)	--	--	(1,013)
Net unrealized losses from
derivatives, net of tax	--	--	--	--	(2,207)	--	(2,207)
Net loss	--	--	--	(9,349)	--	--	(9,349)

Balance at December 31, 2004	$--	$204	$119,451	$(28,950)	$(2,207)	$(1,318)	$87,180

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net (loss) income	$(9,349)	$67,406	$17,637
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	10,443	--	--
(Recovery)/provision for recourse loans	(50)	88	73
Depreciation and amortization	1,940	1,634	3,236
Deferred tax benefit	(17,731)	(25,584)	--
Deferred origination (income) costs	(3,113)	751	545
(Gain)/loss on change in fair value of excess cashflow certificates	(1,366)	(220)	2,085
Amortization and fair value change of bond securitizations
deferred cost and premiums	(1,838)	--	--
Cash flows received from excess cashflow certificates, net of
new excess cashflow certificates received in securitization	6,286	(5,288)	(9,885)
Proceeds on sale of excess cashflow certificates	--	10,220	--
Proceeds from sale of mortgage servicing rights	16,920	--	--
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,560)	(1,135)	2,930
Decrease (increase) in mortgage loans held for sale, net	190,524	(157,330)	59,700
Increase in trustee receivable, net	(30,197)	--	--
(Increase) decrease in accrued interest receivable	(12,676)	(188)	395
Increase in prepaid and other assets	(22,222)	(2,908)	(958)
Increase (decrease) in accrued interest payable	4,220	(402)	(162)
Increase (decrease) in accounts payable and other liabilities	10,564	(3,610)	(4,646)

Net cash provided by (used in) operating activities	138,795	(116,566)	70,950

Cash flows from investing activities:
Increase in mortgage loans held for investment, net	(2,362,894)	--	--
Purchase of equipment	(3,091)	(2,228)	(791)

Net cash used in investing activities	(2,365,985)	(2,228)	(791)

Cash flows from financing activities:
(Repayment of) proceeds from warehouse financing, net	(9,173)	131,069	(67,120)
Proceeds from financing on mortgage loans held for investment, net	2,233,392	--	--
Proceeds from (repayment of) other borrowings, net	968	(233)	(6,156)
(Decrease) increase in bank payable	(1,182)	923	102
Redemption of preferred stock	(13,916)	--	--
Redemption of senior notes	--	(10,844)	--
Cash dividends paid on preferred stock	--	(1,391)	--
Cash dividends paid on common stock	(1,860)	--	--
Proceeds from common stock issued in secondary offering, net	18,741	--	--
Proceeds from exercise of warrants	--	9	--
Proceeds from exercise of stock options	831	432	10

Net cash provided by (used in) financing activities	2,227,801	119,965	(73,164)

Net increase (decrease) in cash and cash equivalents	611	1,171	(3,005)

Cash and cash equivalents at beginning of year	4,576	3,405	6,410

Cash and cash equivalents at end of year	$5,187	$4,576	$3,405

Supplemental information:
Cash paid during the year for:
Interest	$35,562	$5,911	$5,435

Income taxes	$6,242	$1,018	$278

Non cash transactions:
Transfer of mortgage loans held for investment to ORE, net	$578	$--	$--

Dividends payable	$1,013	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002

(1) Organization and Summary of Significant Accounting Policies

     (a) Organization

     Delta Financial Corporation (“Delta,” “we,” or the “Company”) is a Delaware corporation, which was organized in August 1996. On October 31, 1996, we acquired all of the outstanding common stock of Delta Funding Corporation (“Delta Funding”), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, we completed an initial public offering of 4,600,000 shares of common stock, $.01 par value. Additionally, in July 2004, we sold 3,137,597 shares of common stock from authorized but unissued shares, and existing stockholders sold 1,237,403 shares, in a public follow-on offering of 4,375,000 shares of our common stock at a price of $6.50 per share.

      We are a specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans. We originate mortgage loans through two distribution channels, wholesale (directly from independent third-party mortgage brokers) and retail (directly from borrowers). We typically securitize the majority of the mortgage loans we originate. Securitization involves the public offering by a securitization trust of pass-through securities backed by a pool of mortgage loans, known as asset-backed pass-through securities. To a lesser extent, we also sell mortgage loans on a whole loan basis to banks, consumer finance-related companies and institutional investors on a servicing-released basis.

     (b) Principles of Consolidation

     The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include our accounts and those of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     (c) Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

     (d) Reclassification

     Certain prior period amounts in the consolidated financial statements and notes have been reclassified to conform to the current year presentation.

     (e) Segment Reporting

     While our senior management monitors the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we operate as one reportable operating segment.

(2) Summary of Significant Accounting Policies

      (a) Cash and Cash Equivalents

     For cash flow reporting purposes, cash and cash equivalents includes cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $215,000 and $250,000 of interest-bearing deposits with select financial institutions at December 31, 2004 and 2003, respectively.

     Additionally, cash and cash equivalents as of December 31, 2004 and 2003, included restricted cash held for various reserve accounts totaling $461,000 and $225,000, respectively.

     (b) Mortgage Loans Held for Sale, Net

     In 2003 and through the third quarter of 2004, we classified all mortgage loans originated by us and held pending securitization or sale as mortgage loans held for sale. Commencing in the fourth quarter of 2004, mortgage loans held pending securitization or sale have been classified as mortgage loans held for investment – pre-securitization. The reason for the change in classification relates to our assessment of our loan sales activity. We denoted that the majority of the mortgage loans held will be eventually securitized as secured financings by us and thus would remain on our balance sheet as mortgage loans held for investment – securitized. We also denoted that a determination is usually not made regarding which mortgage loans will be sold until the following reporting period. As such, at December 31, 2004 we did not classify any mortgage loans as held for sale.

     Prior to the change in classification, mortgage loans held for sale, net represented fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years. These mortgage loans were secured by residential properties and were recorded at the lower of amortized cost or fair value, as determined on a loan by loan basis. We typically held our mortgage loans held for sale for no more than 120 days, and for 60 days on average, before they are sold and/or securitized in the secondary market. During the period in which the loans were held for sale, we earned the coupon rate of interest paid by the borrower and paid interest to the lenders that provide our warehouse financing, to the extent that we utilized such financing. We also paid a sub-servicing fee to a third party during the period the loans were held for sale. Loan origination fees, discount points and certain direct origination costs associated with loans held for sale were initially recorded as an adjustment of the cost of the loan. Gains or losses on sales of mortgage loans were recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

      (c) Mortgage Loans Held for Investment, Net

     Mortgage loans held for investment, net represent loans we securitized through transactions structured to be accounted for as secured financings (mortgage loans held for investment – securitized) and loans we hold pending securitization or sale (mortgage loans held for investment – pre-securitization). Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, net of discounts and net of deferred origination fees or costs.

     Discounts related to mortgage loans held for investment are recorded from the creation of mortgage servicing assets. The allocated cost basis of mortgage servicing rights (“MSRs”) is recorded as an asset with an offsetting reduction (i.e., discount) in the cost basis of the mortgage loans. Under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” the discount is measured using the relative fair values of the mortgage loans and MSRs to allocate the carrying value between the two assets. The MSRs are generally sold to a third party servicer. The resulting discount is accreted to interest income on a level yield basis over the contractual life of the related loans, on a pool by pool basis, using the interest method calculation.

     Additionally, in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” the net deferred origination fees or costs associated with our mortgage loans held for investment are amortized to income on a level yield basis over the contractual life of the related loans, on a pool by pool basis, using the interest method calculation.

     The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on the amount of time spent and actual costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans for that period. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts for the year ended December 31, 2004. Management periodically reviews its time and cost estimates to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail segments.

     The secured financing related to the loans held for investment - securitized is included in our consolidated balance sheet as financing on mortgage loans held for investment. Once the loans are securitized, we earn the pass-through rate of interest paid by the trustee and pay interest on our financing on mortgage loans held for investment.

     We typically hold our mortgage loans held for investment – pre-securitization for no more than 120 days, and for 60 days on average, before they are sold and/or securitized in the secondary market. During the period in which the loans were held pending securitization or sale, we earned the coupon rate of interest paid by the borrower and paid interest to the lenders that provide our warehouse financing, to the extent that we utilized such financing. We also paid a sub-servicing fee to a third party during the period the loans were held pending securitization or sale. Any gains or losses on sales of mortgage loans were recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

      d) Allowance and Provision for Loan Losses

     In connection with our mortgage loans held for investment, we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that probable losses on these loans are borne by us. Provision amounts are charged as a current period expense to operations. We charge-off uncollectible loans at the time they are deemed not probable of being collected. In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio and an allowance for loan losses estimate is created. In order to estimate an appropriate allowance for losses on loans held for investment, we stratify the loans held for investment into separately identified loan pools corresponding to each securitization trust. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to calculate or estimate the allowance for loan losses. Using our historic experience and taking into consideration the factors above, we estimate an allowance for loan losses, which we believe is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. We do not assess individual mortgage loans for impairment due to the homogeneous nature of the loans. A provision for loan losses is charged to our consolidated statement of operations. Losses incurred are written-off against the allowance.

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

      (e) Trustee Receivable

      Trustee receivable principally represents any un-remitted principal payments collected by the securitization trust’s third party loan servicer subsequent to the monthly remittance cut-off date. Each month the third party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments generally received through a mid-month cut-off date. Unscheduled principal payments and prepaid principal loan payments received after the cut-off date for the current month are recorded by us as a trustee receivable on the consolidated balance sheet. The trustee or third party loan servicer retains these unscheduled principal payments until the following month’s scheduled remittance date, at which time they principally will be used to pay down financing on mortgage loans held for investment, net.

      (f) Excess Cashflow Certificates

      In securitization transactions structured to be accounted for as sales (prior to 2004), the excess cash flow certificates may represent one or all of the following assets: (1) residual interest (“BIO”) certificates, (2) P certificates (prepayment penalty fees), (3) payments from our interest rate cap providers, and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates are classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their allocated fair value. The amount recorded for the excess cashflow certificates is reduced for cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value in accordance with SFAS No. 140. Any changes in fair value are recorded as a component of either “other income” or “other expense” in our consolidated statement of operations.

      We are not aware of any active market for the sale of our excess cashflow certificates. Accordingly, our estimate of fair value is subjective. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and forward LIBOR curves to value future expected excess cash flows. We regularly analyze and review our assumptions to determine that the expected return (interest income) on our excess cashflow certificates is within our expected range.

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

      (g) Equipment, Net

      Equipment, including leasehold improvements, is stated at cost, less accumulated depreciation and amortization. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the terms of the lease or the estimated useful lives of the improvements. Ordinary maintenance and repairs are charged to expense as incurred.

     Depreciation and amortization are included in “general and administrative expenses” in our consolidated statements of operations, and amounted to approximately $1.9 million, $1.6 million and $3.2 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

     (h) Real Estate Owned

     Real estate owned (“REO”) represents properties acquired through, or in lieu of, foreclosure. REO properties are recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an REO property is determined based upon values (i.e., appraisal or broker price opinion) obtained by the third party servicer. REO properties are periodically evaluated for recoverability and any subsequent declines in value are reserved for through a provision. Any costs incurred to maintain the REO properties are expensed as incurred. Gains or losses on the sale of REO properties are recognized upon disposition.

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classify our REO as “held for sale” at the date of foreclosure. The REO properties held are actively marketed for sale by our third party servicer at a price that is deemed reasonable in relation to the properties’ current fair value. We generally expect the REO properties to be disposed of within six months to one year after being acquired.

     The balance of REO, if any, is included in “prepaid expenses and other assets” on the consolidated balance sheet. We had $578,000 of REO properties as of December 31, 2004. No provisions were made during the year ended December 31, 2004 as we did not experience any declines in the values of REO held during the year. We had no REO properties as of December 31, 2003.

     (i) Warehouse Financing

     Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held pending securitization or sale. Generally, warehouse financing facilities are used as interim, short-term financing which bears interest at a fixed margin over an index, such as LIBOR. The outstanding balance of our warehouse lines will fluctuate based on our lending volume, cash flows from operations, other financing activities and equity transactions.

     (j) Financing on Mortgage Loans Held for Investment, Net

     Financing on mortgage loans held for investment, net represents the securitization debt (asset-backed pass-through certificates) used to finance loans held for investment - securitized, and the notes issued in connection with the issuance of interest-only certificates and NIM securities, along with any discounts on the financing. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment - securitized.

     Asset-backed pass-through certificates are secured, or backed, by the pool of mortgage loans purchased by the securitization trust, which are recorded as mortgage loans held for investment –securitized on our balance sheet. Generally, the asset-backed pass-through certificate financing is comprised of a series of senior and subordinate certificates with varying maturities ranging generally from one to 20 years and bearing interest at either a fixed rate or fixed margin over an index, such as LIBOR. The adjustable-rate asset-backed certificates adjust monthly. Interest-only certificates and NIM notes are collateralized by excess cashflow certificates (i.e., BIO and P certificates) issued by the securitization trust. The interest-only certificates and NIM notes entitle their holders to receive payments of interest at a pre-determined rate over a fixed period of time, and further provide for all cash flows generated by the underlying excess cashflow certificate to be used to pay all respective principal and interest payments until paid in full, which typically occurs approximately 20 to 25 months from the date of issuance. Prior to 2004, we did not structure our securitizations as secured financings and we did not have mortgage loans held for investment or related borrowings.

     Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level yield basis over the estimated life of the debt issued. From time to time we may utilize derivative instruments (cash flow hedges), such as interest rate swap contracts and corridors, in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk). The cash flow hedges are amortized into earnings through interest expense as the hedged risk affects earnings. (See – Note 2(q) – “Derivative Instruments” and Note 13 – “Derivative Instruments” for further detail regarding hedging securitization financing).

     We are not legally required to make payments to the holders of the asset-backed pass-through certificates, interest-only certificates and NIM notes issued as part of our securitizations. The only recourse of the holders of these certificates and notes is related to the repayment from the underlying mortgages specifically collateralizing the debt. The securitization trusts, formed as a special purpose entities (“SPEs”) (which is consolidated for financial reporting purposes), are established for the limited purpose of buying our mortgage loans and are bankruptcy remote – meaning that purchasers of asset-backed securities may rely on the cash flows generated from the assets held by the securitization trusts for payment and not upon us for payment. The assets held by the securitization trusts are not available to our general creditors.

     (k) Interest Income

     Interest income primarily represents the sum of (a) the gross interest, net of servicing fee, we earn on mortgage loans held for investment - securitized; (b) the gross interest we earn on mortgage loans held for investment – pre-securitization (held for sale); (c) securitization accrued bond interest (income received from the securitization trust for fixed-rate pass-through certificates at the time of securitization settlement); (d) excess cashflow certificate income; (e) cash interest earned on bank accounts; (f) prepayment penalty fees received and (g) amortized discounts, deferred costs and fees recognized on a level yield basis.

     Interest on mortgage loans is recognized as revenue when earned according to the contractual terms of the mortgages and when, in the opinion of management, it is deemed collectible. Mortgage loans are placed on non-accrual status generally when the loan becomes 90 days past due, or earlier when concern exists as to the ultimate collectability of principal or interest, in accordance with contractual terms of the mortgage. A non-accrual loan will be returned to accrual status when principal and interest payments become current, and the loan is anticipated to be fully collectible.

     (l) Interest Expense

     Interest expense primarily represents the borrowing costs under (a) our warehouse credit facilities to finance loan originations; (b) financing and related costs on mortgage loans held for investment, NIM notes and interest-only certificates; (c) equipment financing; and (d) in 2003, our senior notes, which we redeemed in October 2003.

     (m) Gain on Sale of Mortgage Loans

     Gains and losses on the sale of mortgage loans held for sale are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. Any unamortized origination fees or costs at the date of sale are reflected as an adjustment to gain on sale.

     We generally sell loans on a servicing released basis and as such, the risk of loss or default by the borrower has generally been assumed by the purchaser. However, we are generally required to make certain representations and warranties by these purchasers relating to borrowers’ creditworthiness, loan documentation and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

     We establish a reserve for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve is recorded as a liability on our consolidated financial statements when the mortgage loans are sold based on our historical experience. The provision for losses recognized at the date of sale is included in the consolidated statements of operations as a reduction of gain on sale of mortgage loans.

      (n) Mortgage Servicing Rights Sales

      We generally sell the mortgage servicing rights to a third party as of the securitization date. Upon the sale we allocate a portion of the accounting basis of the mortgage loans held for investment to the mortgage servicing rights, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool by pool basis, using the interest method calculation. For the year ended December 31, 2004, we received $16.9 million from a third party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings.

      Prior to the first quarter 2004 securitization, the mortgage servicing rights sold were treated as a component of the net gain on sale of mortgage loans. For the years ended December 31, 2004 and 2003, we received $661,000 and $8.9 million, respectively, from a third party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as a sale. For the year ended December 31, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale revenue related thereto during the first quarter of 2004.

      (o) Advertising Expense

     We account for our advertising costs as non-direct response advertising. Accordingly, advertising costs are expensed as incurred.

      (p) Income Taxes

     The provision for income taxes is determined using the asset and liability approach of accounting for income taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ The provision for income taxes consists of income taxes that are currently payable plus the change in deferred taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The realization of a deferred tax asset is assessed taking into consideration our recent earnings history, current tax position and estimates of future taxable income. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

     In certain situations, a taxing authority may challenge positions that we have adopted in our income tax filings. Accordingly, we may apply different tax treatment for these selected transactions in filing our tax return than for financial reporting purposes. We regularly assess our tax position for such transactions and include reserves for the differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

      (q) Derivative Instruments

     We regularly issue securitization pass-through certificates collateralized by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when pass-through certificates are issued. Our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings. At times, we also use corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) that are designed to limit our financing costs within the securitization by maintaining minimum margins. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and neither is used by us for speculative purposes.

      In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivatives are recorded on the balance sheet at fair value. When derivatives are used as hedges, certain criteria must be met, including contemporaneous documentation, in order to qualify for hedge accounting. Under SFAS No. 133, cash flow hedge accounting is permitted only if a hedging relationship is properly documented and qualifying criteria are satisfied. For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

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

     If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies for hedge accounting, the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings. Any amounts previously recorded in OCI related to the discontinued hedge are classified to earnings over the remaining duration of the debt.

     (r) Fair Value of Financial Instruments

     SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires us to disclose the fair value of financial instruments for which it is practicable to estimate fair value. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price.

     (s) Earnings Per Share

     Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     (t) Recent Accounting Pronouncements

     Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123 (revised), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for

Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

     SFAS No. 123(R) is intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005 (or our third quarter 2005 10-Q filing). SFAS No. 123(R) applies to all awards granted after the required effective date and shall not be applied to awards granted in periods before the required effective date except to the extent that prior periods’ awards are modified, repurchased or cancelled after the required effective date. The cumulative effect of initially applying SFAS No. 123(R), if any, shall be recognized as of the required effective date. We are currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the third quarter of 2005.

     SFAS No.123(R) provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of SFAS No. 123(R) as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits the restatement of prior periods to record compensation costs calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123(R) using the modified retrospective method. Since we currently account for stock options granted to employees in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The impact of adopting SFAS No. 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123(R) in a prior period, the impact would approximate the impact as described in the disclosure of pro forma net income and earnings per share under SFAS No. 123 in Note 4 “- Stock Based Compensation.” SFAS No. 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $555,000, $316,000 and $11,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

     Non-monetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-monetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a material impact on our financial condition or results of operations.

(3) Concentrations of Risk

     Our ability to continue to originate mortgage loans is dependent, in part, upon our ability to securitize and sell mortgage loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of and market for our mortgage loans are dependent upon several factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect our ability to securitize or sell loans for acceptable prices within reasonable periods of time.

     A change in the secondary market for mortgage loans of the types we generate may adversely affect our ability to securitize and sell mortgage loans. A change may also adversely impact our profitability and ability to fund future originations and purchases, thus having a significant effect on our financial position, results of operations or cash flows.

     (a) Market Risk - We regularly review the interest rates on our mortgage loan products and make adjustments to the interest rates we offer in order to reflect current market conditions. In the normal course of business, we may use derivative financial instruments in order to reduce our exposure to fluctuations in interest rates and to reduce our exposure to changes in the excess cash flows related to securitized mortgage loans.

     (b) Credit Repurchase Risk – When we sell mortgage loans on a whole-loan basis we are normally subjected to standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans. These representations and warranties include provisions requiring us to repurchase a mortgage loan if a borrower fails to make one or more of the first loan payments due on the mortgage loan. At December 31, 2004 and 2003, mortgage loans held for investment – pre-securitization or held for sale included approximately $450,000 and $47,000, respectively, of mortgage loans that were repurchased pursuant to such provisions.

     (c) Geographical Concentration - Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States. For the year ended December 31, 2004, approximately 29%, based upon principal balance, of the mortgage loans we originated were on properties located in New York, with no other state representing more than 8% of the originations.

(4) Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides three alternative methods for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In accordance with SFAS No. 148, and as allowed by SFAS No. 123, we continue to apply the intrinsic-value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options. Under this method, compensation expense is recorded over the vesting period only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Accordingly, no compensation expense has been recognized for stock option awards granted through December 31, 2004 since the exercise price was at the fair market value of our common stock on the grant date. We have elected to adopt only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma net (loss) income as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

	For the Year Ended December 31,

(Dollars in thousands, except per share data)	2004	2003	2002

Net (loss) income, as reported	$(9,349)	$67,406	$17,637
Deduct total stock-based employee compensation expense
determined under fair-value-based method for all
awards, net of tax	285	295	269

Pro forma net (loss) income	(9,634)	67,111	17,368
Less preferred stock dividend	--	1,391	--

Pro forma net (loss) income applicable to common shares	$(9,634)	$65,720	$17,368

Earnings per share:
Basic – as reported	$(0.51)	$4.05	$1.11

Basic – pro forma	$(0.52)	$4.03	$1.09

Diluted – as reported	$(0.51)	$3.59	$1.04

Diluted – pro forma	$(0.52)	$3.57	$1.02

(5) Summary of Regulatory Settlements

     In September 1999, we settled allegations by the New York State Banking Department (the “NYSBD”) and a lawsuit by the New York State Office of the Attorney General (the “NYOAG”) alleging that we had violated various state and federal lending laws. The global settlement was evidenced by (a) a Remediation Agreement by and between Delta Funding and the NYSBD, dated as of September 17, 1999 and (b) a Stipulated Order on Consent by and among Delta Funding, Delta and the NYOAG, dated as of September 17, 1999. As part of the settlement, among other things, we implemented agreed upon changes to our lending practices; are providing reduced loan payments aggregating $7.25 million to certain borrowers identified by the NYSBD; and have created a fund managed by the NYSBD and financed by the grant of 525,000 shares of Delta’s common stock.

     Each month, on behalf of borrowers previously designated by the NYSBD, we make subsidy payments to the related securitization trusts. These subsidy payments fund the differential between the original loan payments and the reduced loan payments. As part of a Second Exchange Offer we completed in August 2001 (see Note No. 6 “Corporate Restructuring, Debt Modification, and Debt Restructuring”), Delta Funding Residual Exchange Company, LLC (the “LLC”) (which is not our affiliate) – the voting membership interests of which are owned by former holders of our senior secured notes and senior notes due 2004 (the “Notes”) who tendered their Notes for such membership interests and other securities – is obligated to satisfy these payment subsidies out of the cash flows generated by the mortgage related securities it owns. If the LLC’s cash flows are insufficient to pay this obligation (which we believe is unlikely), we remain responsible to satisfy our obligations under the Remediation Agreement.

     The proceeds of the stock fund will be used to pay borrowers and to finance a variety of consumer educational and counseling programs. We do not manage the fund created for this purpose. The number of shares of common stock deposited in the fund does not adjust to account for fluctuations in the market price of our common stock. Changes to the market price of these shares of common stock deposited in the fund do not have any impact on our financial statements. We did not make any additional financial commitments between the settlement date and March 2000, or thereafter. The Stipulated Order on Consent and the Remediation Agreement both expired in September 2002. We remain obligated, as discussed above, to continue to make subsidy payments on behalf of borrowers previously identified by the NYSBD for so long as such borrowers continue to make payments under the mortgage loans.

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

(6) Corporate Restructuring, Debt Modification, and Debt Restructuring

      In 2000, we began a corporate restructuring – by reducing our workforce and modifying the terms of the indenture governing our senior notes due 2004 (the “senior notes”) – as part of our continuing efforts to improve operating efficiencies and to address our negative cash flow from operations.

     Corporate Restructuring. In January 2001, we entered into an agreement with Ocwen Financial Corporation (“Ocwen”) to transfer our servicing portfolio to Ocwen. In May 2001, we transferred our entire servicing portfolio to Ocwen, and laid-off the majority of our servicing staff – a total of 128 employees. We no longer service loans nor do we have a servicing operation.

     Debt Modification and Debt Restructuring. In August 2000, we announced an agreement to modify the terms of the indenture governing our senior notes (the “Debt Modification”). With the consent of the holders of greater than fifty percent of our senior notes, we modified a negative pledge covenant in the senior notes indenture, which had previously prevented us from selling or otherwise obtaining financing by using our excess cashflow certificates as collateral. In consideration for the senior noteholders’ consent, we agreed, in an exchange offer (the “First Exchange Offer”), to offer then current holders the opportunity to exchange their then existing senior notes for (a) new senior secured notes due 2004 (the “senior secured notes”) and (b) ten-year warrants to buy approximately 1.6 million shares of common stock, at an initial exercise price of $9.10 per share, subject to upward or downward adjustment in certain circumstances. In December 2002, the exercise price for the warrants issued by us was adjusted downward to $0.01 per share in accordance with our agreement. The senior secured notes had the same coupon, face amount and maturity date as the senior notes and, up until the Second Debt Restructuring (see below) were secured by at least $165 million of our excess cashflow certificates. The First Exchange Offer was consummated in December 2000, with holders of greater than $148 million (of $150 million) of senior notes tendering in the exchange.

     In February 2001, we entered into a letter of intent with the beneficial holders of over fifty percent of our senior secured notes to restructure, and ultimately extinguish, the senior secured notes (the “Second Debt Restructuring”). In March 2001, we obtained the formal consent of these beneficial holders of the senior secured notes through a consent solicitation that modified certain provisions of the senior secured notes indenture to, among other things, allow for the release of two excess cashflow certificates then securing the senior secured notes. We were first able to finance and then ultimately sell the excess cashflow certificates underlying five securitizations with a carrying value of $40.4 million (including two excess cashflow certificates that were released as part of the Second Debt Restructuring) for a $15 million cash purchase price to provide working capital.

     In consideration for their consent, we agreed to offer the holders of the senior secured notes (and the senior notes, collectively, the “notes”), an opportunity to exchange their notes for new securities described immediately below (the “Second Exchange Offer”). The Second Exchange Offer was consummated on August 29, 2001, pursuant to which holders of approximately $138.1 million (of $148.2 million) in principal amount of our senior secured notes and $1.1 million (of $1.8 million) in principal amount of our senior notes, exchanged their notes for commensurate interests in:

  voting membership interests in Delta Funding Residual Exchange Company LLC (the “LLC”), a newly-formed limited liability company (which is not our affiliate), to which we transferred all of the mortgage-related securities previously securing the senior secured notes (primarily comprised of excess cashflow certificates);

  shares of common stock of a newly-formed management corporation that will manage the LLC’s assets; and

  shares of our newly-issued Series A preferred stock having an aggregate preference amount of $13.9 million.

     The LLC is controlled by the former noteholders that now hold all the voting membership interest in the LLC. As part of the transaction, we obtained a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC for the first three years (through June 2004) and, thereafter, 10% of the net cash flows from the LLC. The net cash flows from the LLC are equal to the total cash flows generated by the assets held by the LLC for a particular period, less (a) all expenses of the LLC, (b) certain related income tax payments, and (c) the NYSBD subsidy payments (see “- Note No. 5 - Summary of Regulatory Settlements”). We began receiving distributions from the LLC in the first quarter of 2002 from a fourth quarter 2001 distribution. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC’s President, which has led us to commence a lawsuit to recover all of the amounts due to us. We have not recorded any revenue for distributions that we have not received.

     As part of the Second Exchange Offer, all tendering noteholders waived their right to receive any future interest coupon payments on the tendered notes beginning with the August 2001 interest coupon payment. With the closing of the Second Exchange Offer, we recorded a charge of $19.3 million related to the extinguishment of debt and paid the August 2001 interest coupon payment on the approximately $10.8 million of notes that did not tender in the Second Exchange Offer. The notes bore interest at a rate of 9.5% per annum, payable semi-annually (on February 1st and August 1st) and had a maturity date of August 1, 2004 when all outstanding principal was due. On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% Senior Notes due August 2004. The aggregate redemption price, including principal and accrued interest, was approximately $11.0 million.

(7) Mortgage Loans Held for Sale, Net

     At December 31, 2004, we did not classify any mortgage loans as mortgage loans held for sale. At December 31, 2003, mortgage loans held for sale represented mortgage loans waiting to be either securitized or sold on a whole loan basis. The decrease in the balance was due to the classification of mortgage loans awaiting securitization, which may include a relatively small amount of mortgage loans that may be sold on a whole loan basis, as mortgage loans held for investment – pre-securitization in the fourth quarter of 2004.

     Mortgage loans held for sale at December 31, 2003 consisted of first and second mortgages, which had a weighted-average interest rate of 8.23% per annum. Approximately $144.8 million of these mortgages were pledged as collateral for our warehouse financings at 2003.

     The following table presents a summary of mortgage loans held for sale, net:

	At December 31,

(Dollars in thousands)	2004	2003

Mortgage loans held for sale	$--	$191,025
Net deferred origination fees	--	(501)

Mortgage loans held for sale, net	$--	$190,524

     For the years ended December 31, 2004, 2003 and 2002, we recorded interest income related to our mortgage loans held for sale of $12.8 million, $10.5 million and $8.1 million, respectively.

(8) Mortgage Loans Held for Investment, Net and Allowance for Loan Losses

     Mortgage loans held for investment represents our basis in the mortgage loans that were either delivered to securitization trusts (denoted as mortgage loans held for investment – securitized) or are pending delivery into future securitizations (denoted as mortgage loans held for investment – pre-securitization), net of discounts, deferred fees and allowance for loan losses. Prior to 2004, we did not structure our securitizations as financings and, we did not have mortgage loans held for investment.

     Mortgage loans held for investment – securitized is comprised of the mortgage loans collateralizing our outstanding securitization pass-through certificates. During the year ended December 31, 2004, we closed four securitization transactions totaling $2.3 billion which were structured to be accounted for as a secured financing and which were collateralized by $2.3 billion of mortgage loans held for investment - securitized. Mortgage loans held for investment – securitized had a weighted-average interest rate of 7.81% per annum at December 31, 2004.

     Mortgage loans held for investment – pre-securitization is comprised primarily of mortgage loans waiting to be either securitized, and to a lesser extent a relatively small amount of loans that may be sold on a whole loan basis. Included in our mortgage loans held for investment – pre-securitization at December 31, 2004, was approximately $135.7 million of these mortgages that were pledged as collateral for our warehouse financings at December 31, 2004. Mortgage loans held for investment – pre-securitization had a weighted-average interest rate of 7.86% per annum at December 31, 2004.

     The following table presents a summary of mortgage loans held for investment, net at December 31, 2004:

At December 31,
(Dollars in thousands)	2004

Mortgage loans held for investment - securitized	$2,165,353
Mortgage loans held for investment – pre-securitization	206,289
Discounts (MSR related)	(14,570)
Net deferred origination fees	(5,800)
Allowance for loan losses	(10,278)

Mortgage loans held for investment, net	$2,340,994

     For the year ended December 31, 2004, we recorded interest income related to our mortgage loans held for investment – securitized and pre-securitization of $75.5 million and $5.5 million, respectively.

     The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the year ended December 31, 2004. We did not have mortgage loans held for investment or a related allowance prior to 2004.

For the Year Ended
(Dollars in thousands)	December 31, 2004

Beginning balance	$--
Provision	10,443
Charge-offs	(165)

Ending balance	$10,278

     As of December 31, 2004, we had $19.8 million of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status. If the non-accrual mortgage loans held at December 31, 2004 performed in accordance with their contractual loan terms, we would have recognized an additional $920,000 of interest income during the year ended December 31, 2004. At and for the year ended December 31, 2003, we had no mortgage loans held for investment.

(9) Excess Cashflow Certificates

     The following table presents the activity related to our excess cashflow certificates for the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended December 31,

(Dollars in thousands)	2004	2003	2002

Balance, beginning of year	$19,853	$24,565	$16,765
Originated excess cashflow certificates	--	6,941	10,499
Excess cashflow certificates sold (1)	--	(10,220)	--
Accretion	2,073	2,418	1,974
Cash receipts	(8,359)	(4,071)	(2,588)
Net change in fair value	1,366	220	(2,085)

Balance, end of period	$14,933	$19,853	$24,565

     (1) In August 2003, we sold three of our excess cashflow certificates, which had a $10.2 million carrying value in the aggregate, for $10.2 million in cash.

     Since we structured our 2004 securitizations to be accounted for as secured financings, we no longer record excess cashflow certificates on the consolidated balance sheet for our newly issued securitizations. Additionally, during the year ended December 31, 2003, we sold $10.2 million of excess cashflow certificates for $10.2 million. No such sales occurred during the years ended December 31, 2004 or 2002.

     In accordance with EITF 99-20, we regularly analyze and review our assumptions to determine that the actual rate of return (interest income) on our excess cash flows certificates is within our expected rate of return. The expected rate of return is recorded as a component of interest income. Any return that is either greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of either “other income” or “other expense” in the consolidated statement of operations. For the years ended December 31, 2004, 2003 and 2002, we recorded interest income related to our excess cashflow certificates of $2.1 million, $2.4 million and $2.0 million, respectively. For the years ended December 31, 2004, 2003 and 2002, we recorded fair value gain/(loss) in income related to our excess cashflow certificates of $1.4 million, $220,000 and $(2.1) million, respectively.

     Our valuation of retained excess cashflow certificates is highly dependent upon the reasonableness of our assumptions and the predictiveness of the relationships that drive the results of our valuation model. The assumptions we utilize are complex, as we must make judgment calls about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more complex.

     In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period over which the uncertainty exists, the greater the potential volatility for our valuation assumptions and the fair value of our excess cashflow certificates.

(10) Bank Payable

     In order to maximize our cash management practices, we have instituted a procedure whereby checks written against our operating account are covered as they are presented to the bank for payment, either by drawing down our lines of credit or from subsequent deposits of operating cash. The amount of bank payable at December 31, 2004 and 2003 totaled $1.1 million and $2.3 million, respectively, and represented the checks outstanding at those respective dates to be paid in this manner.

(11) Warehouse Financing

     Our warehouse lines of credit are collateralized by specific mortgage loans held for investment – pre-securitization at December 31, 2004 and mortgage loans held for sale at December 31, 2003, the balances of which are equal to or greater than the outstanding balances under the warehouse lines at any point in time. The amounts available under these warehouse lines are based on the amount of the collateral pledged. The amount we have outstanding on our committed facilities at any period end generally are a function of the pace of mortgage loan originations relative to the timing of our securitizations and whole loan sales.

     The following table summarizes information regarding warehouse financing at December 31, 2004 and 2003:

(Dollars in thousands)			Balance at
			December 31,
	Facility
Warehouse Line of Credit	Amount	Interest Rate	2004	2003	Expiration Date

RBS Greenwich Capital	$350,000	Margin over LIBOR	$135,653	$94,833	October 2005
Citigroup (1)	350,000	Margin over LIBOR	--	49,993	March 2005
Freidman, Billings, Ramsey (2)	200,000	Margin over LIBOR	--	--	November 2005

Total	$900,000		$135,653	$144,826

     (1) In March 2005, we renewed our Citigroup warehouse financing at similar terms and conditions to our existing agreement. The renewed agreement expires in March 2006.

     (2) The Freidman, Billings, Ramsey (“FBR”) commercial paper conduit financing was implemented during the fourth quarter of 2004.

     As securitization transactions are completed, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our warehouse lines of credit. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $135.7 million we held at December 31, 2004, as our mortgage production and securitization programs continue.

     For the years ended December 31, 2004, 2003 and 2002, we recorded interest expense related to our warehouse financing of $8.0 million, $4.4 million and $3.6 million, respectively.

     The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of December 31, 2004.

(12) Financing on Mortgage Loans Held for Investment, Net

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

     At December 31, 2004, the outstanding financing on mortgage loans held for investment, net consisted of the following:

At December 31,
(Dollars in thousands)	2004

Securitization pass-through certificates, net	$2,138,627
NIM notes	93,054
Interest-only notes	4,534

Total financing on mortgage loans held for investment, net	$2,236,215

     For the year ended December 31, 2004, we recorded interest expense related to our securitization pass-through certificates, NIM notes and Interest-only notes of $28.3 million, $2.7 million and $481,000, respectively. Included in securitization pass-through certificates, net at December 31, 2004 are $1.5 million of unamortized discounts. Any discounts on the financing are amortized on a level yield basis over the estimated life of the debt issued.

     The following table summarizes the expected maturities on our secured financings at December 31, 2004:

			One to	Three to
		Less than	Three	Five	More than
(Dollars in thousands)	Total	One Year	Years	Years	Five Years

Securitization pass-through
Certificates, net	$2,138,627	$533,897	$925,917	$357,546	$321,267
NIM notes	93,054	74,494	18,560	--	--
Interest-only notes	4,534	3,984	550	--	--

	$2,236,215	$612,375	$945,027	$357,546	$321,267

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

(13) Derivative Instruments

     We account for our derivative financial instruments such as corridors (corresponding purchase and sale of interest rate caps with same notional balance at different strike prices) and interest rate swaps as cash flow hedges. The corridors hedge our interest rate risk on securitization variable rate debt and the interest rate swaps hedge uncertain cash flows associated with future securitization financing. At December 31, 2004, the fair value of our corridors and interest rate swaps totaled $16.1 million and $166,000, respectively. The fair value of our corridors and interest rate swaps are recorded as a component of other assets and other liabilities, respectively. At December 31, 2003, we held no derivative instruments. As of December 31, 2004, the effective portion of the changes in fair value of the corridors, interest rate swaps and the loss on the terminated swaps are recorded as components of accumulated other comprehensive loss and totaled, net of tax, $476,000 loss, $101,000 loss and $1.6 million loss, respectively. Accumulated other comprehensive income or loss relating to cash flow hedging is amortized into earnings as a yield adjustment to interest expense over the life of the related debt previously hedged. The expected amortization of the accumulated other comprehensive loss into earnings for the next twelve months is approximately $1.0 million of expense, depending on future performance. Derivatives that were not designated as hedging instruments resulted in a loss of $377,000 for the year ended December 31, 2004. Hedge ineffectiveness associated with hedges resulted in a $277,000 gain for the year ended December 31, 2004.

     The following table summarizes the notional amount, expected maturities and weighted-average strike price for the corridors that we held as of December 31, 2004:

						Five Years
(Dollars in thousands,			Two	Three	Four	&
except strike price)	Total	One Year	Years	Years	Years	Thereafter

Caps bought – notional	$1,910,314	$1,099,720	$488,952	$123,806	$49,213	$148,623
Weighted average strike
price	$4.60	$3.31	$5.62	$7.45	$7.33	$7.45

Caps sold - notional	$1,910,314	$1,099,720	$488,952	$123,806	$49,213	$148,623
Weighted average strike
price	$7.60	$6.71	$8.47	$9.39	$9.27	$9.28

     We did not hold corridors at December 31, 2003.

(14) Other Borrowings

     Other borrowings represent the capital leases related to our equipment financing. The following table summarizes certain information regarding other borrowings at the respective dates:

	Range of Interest	Balance at
(Dollars in thousands)	Rates	December 31,	Range of Expiration Dates

Capital leases – 2004	3.29% to 12.45%	$3,330	October 2005 to December 2007

Capital leases - 2003	2.00% to 12.45%	$2,362	July 2004 to December 2006

     For the years ended December 31, 2004, 2003 and 2002, we recorded interest expense related to our other borrowings of $296,000, $265,000 and $641,000, respectively.

(15) Stockholders’ Equity

     Stock Offering. In July 2004, we sold 3,137,597 shares of common stock from authorized but unissued shares, and existing stockholders sold 1,237,403 shares, in a public follow-on offering of 4,375,000 shares of our common stock at a price of $6.50 per share. The effect of the offering was to increase our common stock and additional paid-in capital accounts by the net proceeds received. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing stockholders selling 85,000 additional shares. We received $18.7 million in net proceeds from the offering after paying underwriting and other related professional fees, and which also excluded the proceeds related to the shares sold by existing stockholders. We utilized the proceeds to repay warehouse financings and originate mortgage loans.

     Warrants. In December 2000, as part of our First Exchange Offer, we issued warrants to purchase 1,569,193 shares of our common stock, at an initial exercise price of $9.10 per share, subject to adjustment. In December 2002, the exercise price for the warrants was adjusted to $0.01 per share in accordance with the terms of the warrant agreement under which the warrants were granted. During the year ended December 31, 2003, 862,403 warrants were exercised for 862,403 shares of common stock and 706,790 warrants remained unexercised. Following our redemption, on October 30, 2003, of the Senior Notes issued on December 21, 2000, all unexercised warrants expired pursuant to their terms.

     Preferred Stock - Series A. In August 2001, as part of our August 2001 exchange offer, the holders of approximately $139.2 million (of the initial $150.0 million) principal amount of our 9.5% senior notes due 2004 exchanged their notes for, among other interests, 139,156 shares of our then newly issued Series A 10% Preferred Stock, having an aggregate preference amount of approximately $13.9 million.

     In June 2004, we redeemed all of our outstanding Series A 10% Preferred Stock at its preference amount, or approximately $13.9 million. Holders of the Series A 10% Preferred Stock were previously entitled to receive cumulative preferential dividends at the rate of 10% per annum of the preference amount, payable in cash semi-annually, commencing in July 2003. We paid $1.4 million of dividends to the Series A 10% Preferred Stock holders in 2003.

(16) Senior Notes

     On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004. The aggregate redemption price, including principal and accrued interest, was approximately $11.0 million. We used available working capital to fund the redemption.

     For the years ended December 31, 2003 and 2002, we recorded interest expense related to our senior notes of $854,000 and $1.0 million, respectively.

(17) Employee Benefit Plans

     We sponsor a 401(k) Retirement Savings Plan (the “Plan”). Substantially all our employees who are at least 21 years old are eligible to participate in the Plan after completing one year of service. Contributions are made from employees’ elected salary deferrals. We elected to make discretionary matching contributions to the Plan of $916,000, $539,000 and $338,000 for 2004, 2003 and 2002, respectively. The discretionary matching contributions are included as a component of “payroll and related costs” in the consolidated statement of operations and vest ratably over a five year period.

(18) Commitments and Contingencies

     Loan Commitments. We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates, but no locked in interest rate. We quote interest rates to customers, which are generally subject to change. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At December 31, 2004 and 2003, we had outstanding origination commitments to fund approximately $92.2 million and $52.8 million, respectively, in mortgage loans.

     Off-Balance Sheet Trusts. Substantially our entire off-balance sheet arrangements relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e., the excess cashflow certificates), there are $1.4 billion in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of December 31, 2004. These trusts have issued pass-through certificates secured by these mortgage loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

     Contractual Obligations. The following table summarizes our material contractual obligations at December 31, 2004:

			One to
		Less than	Three	Three to	More than
(Dollars in thousands)	Total	One Year	Years	Five Years	Five Years

Securitization pass-through
certificates (1)	$2,138,627	$533,897	$925,917	$357,546	$321,267
NIM notes (1)	93,054	74,494	18,560	--	--
Interest-only notes (1)	4,534	3,984	550	--	--

	$2,236,215	$612,375	$945,027	$357,546	$321,267

Operating leases	$19,286	$5,259	$10,520	$3,374	$133

Capital leases	$3,330	$1,573	$1,757	$--	$--

     (1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

     Repurchase Obligations. We have repurchase agreements with several of the institutions that we have sold mortgage loans to prior to 1991. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $1.1 million and $1.8 million at December 31, 2004 and 2003. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $837,000 and $1.1 million at December 31, 2004 and 2003.

     We recognized, as a charge to operations, a provision for recourse losses of approximately $88,000 and $74,000 for the years 2003 and 2002, respectively, and a recovery of $50,000 for the year ended December 31, 2004. The adequacy of the recourse reserve is based upon management’s judgment after evaluating the historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

     Premium Recapture on Whole Loan Sales. With respect to the loans we sell on a non-recourse basis, we maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the loan sale through a provision for losses, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate the amount of premium recaptures due to early loan prepayments by reviewing loan product and interest rate, borrower prepayment fee, if any, and estimate the impact of future interest rate changes. The premium recapture reserve totaled $262,000 and $79,000 at December 31, 2004 and 2003, respectively. We recorded a provision, net of reversals, for premium recaptures of $309,000, $6,000 and $115,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We recorded refunds related to premium recapture of $126,000, $77,000 and $180,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Operating Lease Obligations. Our rental expense, net of sublease income, for the years ended December 31, 2004, 2003 and 2002 amounted to $5.1 million, $4.8 million and $4.2 million, respectively. At December 31, 2004, we were obligated under 26 non-cancelable operating lease agreements with renewal options on properties used principally for branch operations. We expect to renew such agreements upon their expiration in the normal course of business. The agreements may contain escalation clauses commencing at various times during the lives of the agreements. Such clauses provide for increases in the annual rent.

     The minimum future rentals under non-cancelable operating leases as of December 31, 2004 are as follows:

(Dollars in thousands)	Amount

For the year ended December 31,:
2005	$5,259
2006	5,276
2007	5,244
2008	2,324
2009	1,050
2010 and thereafter	133

$19,286

     Other. Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous legal proceedings and claims, including several class action lawsuits. Based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on our financial position, results of operations or liquidity.

(19) Stock Based Compensation

     The 1996 Stock Option Plan (the “1996 Option Plan”) authorized the reserve of 2,200,000 shares of unissued common stock for issuance pursuant to the 1996 Option Plan. The 2001 Stock Option Plan (the “2001 Option Plan,” collectively with the 1996 Option Plan, the “Option Plans”) authorized the reserve of 1,500,000 shares of unissued common stock for issuance pursuant to the 2001 Option Plan. Substantially all of the options issued vest over a five-year period at 20% per year and expire seven years from the grant date. Upon the exercise of a stock option, we will issue new shares of our common stock.

     The following table summarizes certain information regarding the Option Plans:

	For the Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

January 1st balance	2,236,950	$2.00	2,515,050	$2.01	2,179,000	$4.25
Options granted	85,000	8.09	126,000	6.32	815,500	1.84
Options exercised	233,750	1.18	147,300	0.79	21,800	0.50
Options canceled	74,200	10.65	256,800	4.89	457,650	12.48

December 31st balance	2,014,000	$2.03	2,236,950	$2.00	2,515,050	$2.01

Options exercisable	927,530	$2.04	755,805	$2.86	519,380	$4.79

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	At December 31, 2004

	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Life (Yrs)	Price	of Shares	Price

$0.50 - $1.50	1,203,700	3.55	$0.60	574,030	$0.59
$1.99 - $2.50	397,100	4.50	2.06	135,100	2.07
$3.00 - $5.94	284,200	2.50	5.35	207,400	5.59
$6.67 - $8.19	115,000	6.20	7.51	7,000	7.37
$10.10 - $19.44	14,000	5.02	11.63	4,000	15.47

	2,014,000	3.75	$2.03	927,530	$2.04

     The weighted-average fair value of options granted during 2004, 2003 and 2002 was $4.48, $4.25 and $1.25, respectively. For purposes of the pro-forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 2004, 2003 and 2002 grants:

	For the Year Ended December 31,

	2004	2003	2002

Dividend yield	0.2%	0.0%	0.0%
Expected volatility	63%	84%	103%
Risk-free interest rate	3.61%	3.17%	2.87%
Expected life	5 years	5 years	5 years
Average remaining contractual life	7.00 years	7.00 years	5.37 years

(20) Income Taxes

     The provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

	For the Year Ended December 31,

(Dollars in thousands)	2004	2003	2002

Current income taxes:
Federal	$10,606	$(267)	$(1,121)
State and local	1,876	180	(648)

Total current income taxes	12,482	(87)	(1,769)

Deferred income taxes:
Federal	(14,933)	12,716	3,560
State and local	(2,798)	4,352	848
Valuation allowance	--	(42,335)	(4,408)

Total deferred income taxes	(17,731)	(25,267)	--

Total provision (benefit) for income taxes	$(5,249)	$(25,354)	$(1,769)

     Significant components (temporary differences and carryforwards) that give rise to our net deferred tax asset as of December 31, 2004 and 2003 were as follows:

	At December 31,

(Dollars in thousands)	2004	2003

Deferred tax assets:
Book/tax difference in excess cashflow certificates	$25,824	$2,266
Book/tax difference in mortgage loans held for investment	14,893	--
Book allowance for loan losses	4,009	39
Capitalized origination fees and related costs, net	2,262	196
Other comprehensive income	1,411	--
Accrued expenses	1,375	1,347
Book over tax depreciation	552	341
Federal and state net operating loss carryforwards	--	26,995

Deferred tax assets	$50,326	$31,184

     We had no deferred tax liabilities or valuation allowances at December 31, 2004 and 2003.

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

     During 2003, we reversed a valuation allowance that we had established in 2000 against our deferred tax asset. Management believed that the reversal was appropriate at the time principally because of our eight consecutive quarters of profitability and positive cash flow, together with the planned retirement of all our long-term unsecured debt. We have recorded minimal taxes in our results of operations for the years ended December 31, 2003 and 2002 as a result of the reversal of a valuation allowance against our deferred tax asset, which was primarily generated by net operating losses (“NOLs”) in 2000 and 2001.

     As of December 31, 2004, we have used all of our NOLs.

     A reconciliation of the statutory income tax rate to the effective income tax rate, as applied to (loss) income for the years ended December 31, 2004, 2003 and 2002 is as follows:

	For the Year Ended December 31,

(Dollars in thousands)	2004	2003	2002

Statutory tax rate	(35.0)%	35.0%	35.0%
State and local taxes, net of federal benefit	(4.1)	7.0	0.8
Change in deferred tax valuation allowance	--	(100.7)	(27.7)
Non-deductible expenses and other	3.1	(1.6)	(19.2)

Total tax rate	(36.0)%	(60.3)%	(11.1)%

(21) Earnings Per Share

      We calculate our EPS in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net (loss) income.

	For the Years Ended December 31,

(Dollars in thousands, except share and per share data)	2004	2003	2002

Net (loss) income, as reported	$(9,349)	$67,406	$17,637
Less: preferred stock dividends	--	1,391	--

Net (loss) income available to common shareholders	$(9,349)	$66,015	$17,637

Basic - weighted-average shares	18,375,864	16,308,561	15,894,913

Basic EPS	$(0.51)	$4.05	$1.11

Basic - weighted-average shares	18,375,864	16,308,561	15,894,913
Incremental shares-options (1)	1,005,762	2,098,688	1,076,115

Diluted - weighted-average shares	19,381,626	18,407,249	16,971,028

Diluted EPS (1)(2)	$(0.51)	$3.59	$1.04

     (1) For the year ended December 31, 2004, approximately 1.0 million in-the-money employee stock options were excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

     (2) For the years ended December 31, 2003 and 2002, in-the-money employee stock options of approximately 1.0 million and 1.0 million, respectively, and in-the-money warrants of approximately 1.1 million and 47,000, respectively, are included in the calculation of diluted earnings per share.

     On July 21, 2004, we announced the public follow-on offering of 4,375,000 shares of our common stock at a price of $6.50 per share. The offering closed on July 26, 2004. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing shareholders selling 85,000 additional shares on August 25, 2004. We received approximately $18.7 million in net proceeds from the offering, which excludes the proceeds related to the shares sold by existing stockholders and after underwriting and other related professional fees. The proceeds were used to repay warehouse financings and originate mortgage loans.

(22) Fair Value of Financial Instruments

     SFAS No. 107 requires disclosure of fair value information about our on- and off-balance sheet financial instruments. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, the timing of future cash flows and the discount rate.

     As the assumptions utilized are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes. In addition, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument.

     The following table summarizes the carrying values and estimated fair values of our on-balance sheet financial instruments at December 31, 2004 and 2003:

	At December 31, 2004		At December 31, 2003

	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$5,187	$5,187	$4,576	$4,576
Mortgage loans held for sale, net	--	--	190,524	190,524
Mortgage loans held for investment, net	2,340,994	2,426,042	--	--
Trustee receivable	30,197	30,197	--	--
Accrued interest receivable	12,280	12,280	197	197
Excess cashflow certificates	14,933	14,933	19,853	19,853
Derivative assets	16,073	16,073	--	--

Financial Liabilities:
Bank payable	1,110	1,110	2,292	2,292
Warehouse financing	135,653	135,653	144,826	144,826
Financing on mortgage loans held
for investment, net	2,236,215	2,198,052	--	--
Other borrowings	3,330	3,330	2,362	2,362
Accrued interest payable	4,282	4,282	62	62
Derivative liabilities	166	166	--	--

     The methods and significant assumptions used to estimate fair values pertaining to our financial instruments are as follows:

     Cash and Cash Equivalents - The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

     Mortgage Loans Held for Sale – The estimated fair value of mortgage loans held for sale is determined using current investor commitments or, in the absence of such commitments, fair value is based upon current investor commitments for loans of similar credit quality.

     Mortgage Loans Held for Investment – The estimated fair value for mortgage loans held for investment is determined based upon a combination of whole loan sale commitment prices if we were to sell our loans on or about the balance sheet date and discounted cash flows obtained from third party dealers (market maker).

     Trustee Receivable, Accrued Interest Receivable and Accrued Interest Receivable/Payable - The fair values are estimated to equal their respective carrying values since they are short-term.

     Excess Cashflow Certificates – As there is no active market for the sale of excess cashflow certificates, we use a discounted cash flow model in order to estimate fair value. Accordingly, our estimate of fair value is subjective. While we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

     Derivative Financial Instruments - The fair value is based on quoted market prices from security dealers or on prices obtained from firms specializing in providing security pricing services.

     Bank Payable, Warehouse Financing, and Other Borrowings – The carrying amount of bank payable, warehouse financing and other borrowings approximates their fair value due to the variable interest rate and short durations.

     Financing on Mortgage Loans Held for Investment - Financing on mortgage loans held for investment is secured by mortgage loans held for investment. The fair value was determined using market prices obtained by third party dealers (market makers).

     Off-balance Sheet Financial Instruments - We ascribe no value to loan origination commitments as of December 31, 2004 and 2003 because there are no interest rate-lock commitments on the mortgage loans. We had no forward sale commitments as of December 31, 2004 and 2003.

(23) General and Administrative Expenses

     The following table is a summary of general and administrative expenses:

	For the Year Ended December 31,

(Dollars in thousands)	2004	2003	2002

General and administrative expenses:
Rent and occupancy	$5,444	$5,200	$4,450
Telephone	3,193	2,861	2,240
Fees and licenses	2,871	2,419	2,310
Professional fees	2,745	999	1,210
Depreciation and amortization	1,940	1,634	3,236
Computer expenses	1,827	1,615	1,583
Management and consulting	1,647	1,472	1,052
Advertising, promotional and marketing	1,987	801	860
Other administrative expenses	8,498	6,459	5,744

Total general and administrative expenses	$30,152	$23,460	$22,685

(24) Condensed Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2004 and 2003:

	For the 2004 Quarters Ended

(Dollars in thousands)	March 31	June 30	September 30	December 31

Net interest income	$5,371	$13,250	$18,492	$23,210
Provision for loan losses	432	2,244	3,113	4,654

Net interest income after provision
for loan losses	4,939	11,006	15,379	18,556
Net gain on sale of mortgages	7,740	1,513	2,630	4,174
Other income	96	108	393	1,125
Non-interest expense	22,412	15,593	21,370	22,882

(Loss) income before income tax benefit	(9,637)	(2,966)	(2,968)	973
Income tax (benefit) expense	(3,722)	(1,136)	(1,149)	758

Net (loss) income	$(5,915)	$(1,830)	$(1,819)	$215

Basic (loss) earnings per share (1)	$(0.35)	$(0.11)	$(0.09)	$0.01

Diluted (loss) earnings per share (1)	$(0.35)	$(0.11)	$(0.09)	$0.01

	For the 2003 Quarters Ended

(Dollars in thousands)	March 31	June 30	September 30	December 31

Net interest income	$1,590	$1,905	$1,880	$3,502
Provision for loan losses	--	--	--	--

Net interest income after provision
for loan losses	1,590	1,905	1,880	3,502
Net gain on sale of mortgages	18,898	25,198	25,783	24,903
Other income	266	333	297	104
Non-interest expense	13,789	15,700	16,820	16,298

Income before income tax
expense (benefit)	6,965	11,736	11,140	12,211
Income tax expense (benefit) (2)	268	35	(30,455)	4,798

Net income	$6,697	$11,701	$41,595	$7,413

Basic earnings per share (1)	$0.42	$0.68	$2.55	$0.40

Diluted earnings per share (1)	$0.36	$0.58	$2.24	$0.37

     (1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

     (2) In the third quarter of 2003, we recorded an income tax benefit, which was primarily related to the reversal of a valuation that we had established in 2000 against our deferred tax asset.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     At December 31, 2004 management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls following the date that we performed our evaluation. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

     None.

     PART III

Item 10. Directors and Executive Officers of the Registrant.

     We incorporate by reference information in our proxy statement that complies with the information called for by Item 10 of Form 10-K. The proxy will be filed within 120 days of December 31, 2004.

Item 11. Executive Compensation.

     We incorporate by reference information in our proxy statement that complies with the information called for by Item 11 of Form 10-K. The proxy will be filed within 120 days of December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     We incorporate by reference information in our proxy statement that complies with the information called for by Item 12 of Form 10-K. The proxy will be filed within 120 days of December 31, 2004.

Items 13. Certain Relationships and Related Transactions.

     We incorporate by reference information in our proxy statement that complies with the information called for by Item 13 of Form 10-K. The proxy will be filed within 120 days of December 31, 2004.

Item 14. Principal Accountant Fees and Services.

     We incorporate by reference information in our proxy statement that complies with the information called for by Item 14 of Form 10-K. The proxy will be filed within 120 days of December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Financial Statements:

     The following Consolidated Financial Statements of Delta Financial Corporation and Subsidiaries are included in Part II, Item 8 of this report:

     (b) Exhibits:

Exhibit
No.	Filed	Description

3.1	(a)	Certificate of Incorporation of Delta Financial Corporation
3.2	(b)	Second Amended Bylaws of Delta Financial Corporation
3.3	(c)	Certificate of Designations, Voting Powers, Preferences and Rights of Series A Preferred
Stock of Delta Financial Corporation
10.1	(c)	Employment Agreement dated February 27, 2002 between the Registrant and Hugh Miller
10.2	(d)	Employment Agreement dated September 12, 2002 between the Registrant and Sidney A.
Miller
10.3	(h)	Employment Agreement dated August 13, 2003 between the Registrant and Randall F.
Michaels
10.4	(i)	Employment Agreement dated March 24, 2005 between the Registrant and Richard Blass
10.5	(e)	Registration Rights Agreement, dated as of December 21, 2000, between the Registrant and Mellon Investor Services, LLC, as warrant agent
10.6	(a)	Lease Agreement between Delta Funding Corporation and the Tilles Investment
Company, and the Second, Third and Fourth Amendments to Lease Agreement
10.7	(f)	Fifth, Sixth and Seventh Amendments to Lease Agreement between Delta Funding
Corporation and the Tilles Investment Company
10.8	(g)	Eighth Amendment to Lease Agreement between Delta Funding Corporation and the
Tilles Investment Company
10.9	(c)	Ninth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles
Investment Company
10.10	(a)	1996 Stock Option Plan of Delta Financial Corporation
10.11	(c)	2001 Stock Option Plan of Delta Financial Corporation
11.0	(i)	Statement Re: Computation of Per Share Earnings
21.1	(i)	Subsidiaries of Registrant
23.1	(i)	Consent of Independent Auditors
31.1	(i)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(i)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(i)	Section 1350 Certification of the Chief Executive Officer
32.2	(i)	Section 1350 Certification of the Chief Financial Officer

(a)	Incorporated by reference from our Registration Statement on Form S-1 (No. 333-11289), filed with the Commission on September 3, 1996, and related amendments to the Form S-1.

(b)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109), filed with the Commission on March 31, 1999.

(c)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12109), filed with the Commission on April 1, 2002.

(d)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12109), filed with the Commission on November 13, 2002.

(e)	Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on January 10, 2001

(f)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12109), filed with the Commission on March 31, 1998.

(g)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12109), filed with the Commission on May 12, 1998.

(h)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12109), filed with the Commission on August 14, 2003.

(i)	Filed herewith.

      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA FINANCIAL CORPORATION
(Registrant)

Dated: March 30, 2005	By:	/s/ HUGH MILLER

Hugh Miller
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ SIDNEY A. MILLER	Chairman of the Board of Directors	March 30, 2005

Sidney A. Miller

/s/ HUGH MILLER	President, Chief Executive Officer and Director	March 30, 2005
(Principal Executive Officer)
Hugh Miller

/s/ RICHARD BLASS	Executive Vice President, Chief Financial Officer	March 30, 2005
and Director (Principal Financial Officer)
Richard Blass

/s/ MARTIN D. PAYSON	Director	March 30, 2005

Martin D. Payson

/s/ ARNOLD B. POLLARD	Director	March 30, 2005

Arnold B. Pollard

/s/ MARGARET A. WILLIAMS	Director	March 30, 2005

Margaret A. Williams

/s/ SPENCER I. BROWNE	Director	March 30, 2005

Spencer I. Browne