Form 10-Q
period 2005-03-31
DELTA FINANCIAL CORP
filed 2005-05-16
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [ x ]

As of May 4, 2005, 20,310,386 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets:
Cash and cash equivalents	$7,281	$5,187

Mortgage loans held for investment, net of discounts and deferred origination fees	2,933,994	2,351,272
Less: Allowance for loan losses	(16,808)	(10,278)
Mortgage loans held for investment, net	2,917,186	2,340,994

Trustee receivable	44,332	30,197
Accrued interest receivable	15,402	12,280
Excess cashflow certificates	14,059	14,933
Equipment, net	4,928	4,298
Accounts receivable	9,164	6,453
Prepaid and other assets	31,532	26,125
Deferred tax asset	51,089	50,326
Total assets	$3,094,973	$2,490,793

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,589	$1,110
Warehouse financing	118,693	135,653
Financing on mortgage loans held for investment, net	2,845,031	2,236,215
Other borrowings	2,941	3,330
Accrued interest payable	5,828	4,282
Accounts payable and other liabilities	27,751	23,023
Total liabilities	3,001,833	2,403,613

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 20,425,787 and 20,403,187 shares issued and 20,308,987 and 20,286,387 shares outstanding at March 31, 2005 and December 31, 2004, respectively	204	204
Additional paid-in capital	119,565	119,451
Accumulated deficit	(27,906)	(28,950)
Accumulated other comprehensive income (loss), net of taxes	2,595	(2,207)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	93,140	87,180
Total liabilities and stockholders’ equity	$3,094,973	$2,490,793

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004

Interest income	$54,876	$7,284
Interest expense	27,783	1,913
Net interest income	27,093	5,371
Provision for loan losses	6,864	432
Net interest income after provision for loan losses	20,229	4,939

Non-interest income:
Net gain on sale of mortgage loans	5,328	7,740
Other income	2,815	96
Total non-interest income	8,143	7,836

Non-interest expense:
Payroll and related costs	15,154	11,559
General and administrative	9,795	6,129
(Gain) loss on derivative instruments	(16)	4,724
Total non-interest expense	24,933	22,412

Income (loss) before income tax expense (benefit)	3,439	(9,637)
Provision for income tax expense (benefit)	1,380	(3,722)
Net income (loss)	$2,059	$(5,915)

Other Comprehensive Income (Loss):
Net unrealized holding gains on derivatives arising during the period, net of tax	4,802	--
Other comprehensive income (loss)	$6,861	$(5,915)

Per Share Data:
Basic - weighted average number of shares outstanding	20,295,874	16,924,366
Diluted - weighted average number of shares outstanding	21,236,140	16,924,366

Net income (loss) applicable to common shares	$2,059	$(5,915)

Basic earnings per share - net income (loss)	$0.10	$(0.35)
Diluted earnings per share - net income (loss)	$0.10	$(0.35)

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2005
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Treasury Stock	Total

Balance at December 31, 2004	$204	$119,451	$(28,950)	$(2,207)	$(1,318)	$87,180
Stock options exercised, inclusive of tax benefit	--	114	--	--	--	114
Dividend declared and payable	--	--	(1,015)	--	--	(1,015)
Net unrealized gain from derivatives, net of tax	--	--	--	4,802	--	4,802
Net income	--	--	2,059	--	--	2,059
Balance at March 31, 2005	$204	$119,565	$(27,906)	$2,595	$(1,318)	$93,140

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,059	$(5,915)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	6,864	432
(Recovery) provision for recourse loans	(163)	2
Depreciation and amortization	562	434
Deferred tax benefit	(3,833)	(4,251)
Deferred origination (costs) fees	(1,788)	269
Gain on change in fair value of excess cashflow certificates	(2,738)	--
Amortization and fair value change of bond securitizations
deferred cost and premiums	(166)	--
Cash flows received from excess cashflow certificates, net of
amortization	3,612	364
Proceeds from sale of mortgage servicing rights, net	5,195	2,407
Changes in operating assets and liabilities:
Increase in due from securitization trust	--	(143,711)
(Increase) decrease in accounts receivable	(2,711)	11
Decrease in mortgage loans held for sale, net	--	43,799
Increase in trustee receivable, net	(14,135)	--
Increase in accrued interest receivable	(3,171)	(2,292)
Increase in prepaid and other assets	(3,071)	(5,958)
Increase in accrued interest payable	1,546	346
Increase in accounts payable and other liabilities	5,055	897
Net cash used in operating activities	(6,883)	(113,166)

Cash flows from investing activities:
Increase in mortgage loans held for investment, net	(584,935)	(415,173)
Purchase of equipment	(1,192)	(437)
Net cash used in investing activities	(586,127)	(415,610)

Cash flows from financing activities:
Repayment of warehouse financing, net	(16,960)	(59,797)
Proceeds of financing on mortgage loans held for investment, net	612,873	589,146
(Repayment of) proceeds from other borrowings, net	(389)	404
Increase (decrease) in bank payable	479	(1,065)
Cash dividends paid on common stock	(1,013)	--
Proceeds from exercise of stock options	114	119
Net cash provided by financing activities	595,104	528,807

Net increase in cash and cash equivalents	2,094	31

Cash and cash equivalents at beginning of period	5,187	4,576

Cash and cash equivalents at end of period	$7,281	$4,607

Supplemental Information:

Cash paid during the period for:
Interest	$25,022	$1,567
Income taxes	$4,366	$68

Non cash transactions:
Dividends payable	$1,015	$--
Transfer of mortgage loans held for investment to REO, net	$912	$--

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

Delta Financial Corporation is a Delaware corporation, organized in August 1996.

The accompanying unaudited consolidated financial statements include the accounts of Delta Financial Corporation and its wholly owned subsidiaries (collectively, the “Company,” “we” or “us”). The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the financial position and results of operations for the periods presented. Certain reclassifications have been made to prior-period financial statements to conform to the 2005 presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that will be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

(2) Basis of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include our accounts and those of our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

(3) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents includes cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $240,000 and $215,000 of interest-bearing deposits with select financial institutions at March 31, 2005 and December 31, 2004, respectively.

Additionally, cash and cash equivalents as of March 31, 2005 and December 31, 2004 included restricted cash held for various reserve accounts totaling $565,000 and $461,000, respectively.

(b) Mortgage Loans Held for Sale, Net

Until the third quarter of 2004, we classified all mortgage loans originated by us and held pending securitization or sale as mortgage loans held for sale. Commencing in the fourth quarter of 2004, mortgage loans held pending securitization or sale have been classified as mortgage loans held for investment - pre-securitization. We changed this classification because we determined that we would ultimately securitize the majority of the mortgage loans held through securitizations structured as secured financings. The majority of these loans, therefore, will remain on our balance sheet as mortgage loans held for investment - securitized. While we may ultimately sell from time to time some of the mortgage loans we hold, we usually do not make the determination regarding which mortgage loans will be sold until the following reporting period. As such, at March 31, 2005 and December 31, 2004, we did not classify any mortgage loans as held for sale.

Prior to the change in classification, mortgage loans held for sale, net represented fixed-rate and adjustable-rate mortgage loans that had a contractual maturity of up to 30 years. These mortgage loans were secured by residential properties and were recorded at the lower of amortized cost or fair value, as determined on a loan by loan basis. We typically held our mortgage loans held for sale for no more than 120 days, and for 60 days on average, before they were sold and/or securitized in the secondary market. During the period in which the loans were held for sale, we earned the coupon rate of interest paid by the borrower, and paid interest to the lenders that provide our warehouse financing to the extent that we utilized such financing. We also paid a sub-servicing fee to a third party during the period the loans were held for sale. Loan origination fees, discount points and certain direct origination costs associated with loans held for sale were initially recorded as an adjustment of the cost to the loan. Gains or losses on sales of mortgage loans were recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

(c) Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net represent loans we securitized through transactions structured to be accounted for as secured financings (mortgage loans held for investment - securitized) and loans we hold pending securitization or sale (mortgage loans held for investment - pre-securitization). Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, net of discounts and net of deferred origination fees or costs.

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

The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on the amount of time spent and actual costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans for that period. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts for the three months ended March 31, 2005. Management periodically reviews its time and cost estimates to determine whether revisions to the deferral amounts are necessary. Revisions would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail segments.

The secured financing related to the loans held for investment - securitized is included in our consolidated balance sheet as financing on mortgage loans held for investment. Once the loans are securitized, we earn the pass-through rate of interest paid by the trustee and pay interest on our financing on mortgage loans held for investment.

(d) Allowance and Provision for Loan Losses

In connection with our mortgage loans held for investment, we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that probable losses on these loans are borne by us. Provision amounts are charged as a current period expense to operations. We charge-off uncollectible loans against the allowance for loan losses at the time they are deemed not probable of being collected. In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio on a pool-by-pool basis and an allowance estimate is created. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to calculate or estimate the allowance for loan losses. We do not assess individual mortgage loans for impairment due to the homogeneous nature of the loans.

In evaluating the adequacy of this allowance, there are qualitative factors and estimates that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrower’s ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control, there is inherent uncertainty in these items and it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for losses, any increase in the provision for losses would decrease our income for that period. Management considers the allowance for loan losses at March 31, 2005 to be adequate.

Additionally, in connection with loans sold on a recourse basis (prior to 1991), we have a recourse reserve (included on the balance sheet within “accounts payable and other liabilities”), which is based on our estimate of probable losses to be borne by us under the terms of the recourse obligation. The methodology under which the recourse reserve is calculated is similar to the methodology utilized in determining the allowance for loan losses. Management considers the recourse reserve at March 31, 2005 to be adequate.

(e) Trustee Receivable

Trustee receivable principally represents any un-remitted principal payments collected by the securitization trust’s third party loan servicer subsequent to the monthly remittance cut-off date. Each month, the third party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments received through a mid-month cut-off date. Unscheduled principal payments and prepaid principal loan payments received after the cut-off date for the current month are recorded by us as a trustee receivable on the consolidated balance sheet. The trustee or third party loan servicer retains these unscheduled principal payments until the following month’s scheduled remittance date, at which time they principally will be used to pay down financing on mortgage loans held for investment, net.

(f) Excess Cashflow Certificates

In securitization transactions structured to be accounted for as sales (prior to 2004), the excess cash flow certificates may represent one or all of the following assets: (1) residual interest (“BIO”) certificates, (2) P certificates (prepayment penalty fees), (3) payments from our interest rate cap providers, and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates are classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their allocated fair value. The amount recorded for the excess cashflow certificates is reduced for cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value in accordance with SFAS No. 140. Any changes in fair value are recorded as a component of “other income” or “other expense” in our consolidated statement of operations. For the three months ended March 31, 2005, we recorded $2.7 million of income due to an increase in the fair value of excess cashflow certificates. For the three months ended March 31, 2004, we recorded no fair value adjustments related to excess cashflow certificates.

We are not aware of any active market for the sale of our excess cashflow certificates. Accordingly, our estimate of fair value is subjective. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and forward London Interbank Offering Rate (“LIBOR”) interest rate curves to value future expected excess cash flows. We regularly analyze and review our assumptions to determine that the expected return (interest income) on our excess cashflows certificates is within our expected range.

The Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Recognition of Interest and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which provides guidance on expected return (interest income) recognition and fair value measurement for interests (excess cashflow certificates) retained in a securitization transaction accounted for as a sale. In order to determine whether there has been a favorable change (increase to earnings) or an adverse change (decrease to earnings) in the excess cash flow certificates, a comparison is made between (1) the present value of the excess cash flows at period end, and (2) the estimated carrying value at period end - which is based on the change from the beginning period and adjusted for the required rate of return within the period (currently, the required rate of return is our discount rate of 15% per annum). If the present value of the excess cash flows at period end is greater than the carrying value at period end, the change is considered favorable. If the present value of the excess cash flows at the end of the period is less than the carrying value, the change is considered adverse. In both situations, the fair value adjustment, if any, will be equal to the excess above or the deficit below the required rate of return (the discount rate).

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

Depreciation and amortization are included in “general and administrative expenses” in our consolidated statements of operations, and amounted to approximately $562,000 and $434,000 for the three months ended March 31, 2005 and 2004, respectively.

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

The balance of REO is included in “prepaid expenses and other assets” on the consolidated balance sheet. We had $1.2 million and $578,000 of REO properties as of March 31, 2005 and December 31, 2004, respectively. No provisions were made during the three months ended March 31, 2005 and 2004 as we did not experience any declines in the values of REO held during the first quarter of 2005 and we held no REO properties during the first quarter of 2004.

(i) Warehouse Financing

Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held pending securitization or sale. Generally, warehouse financing facilities are used as interim, short-term financing which bear interest at a fixed margin over an index, such as LIBOR. The outstanding balance of our warehouse lines will fluctuate based on our lending volume, cash flows from operations, other financing activities and equity transactions.

(j) Financing on Mortgage Loans Held for Investment, Net

Financing on mortgage loans held for investment, net represents the securitization debt (asset-backed pass-through certificates or notes, referred to as “asset-backed pass-through securities”) used to finance loans held for investment - securitized, along with any discounts on the financing. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment - securitized.

Asset-backed pass-through securities are secured, or backed, by the pool of mortgage loans purchased by the securitization trust, which are recorded as mortgage loans held for investment - securitized on our balance sheet. Generally, the asset-backed pass-through security financing is comprised of a series of senior and subordinate securities with varying maturities ranging generally from one to 20 years and bearing either a fixed rate of interest or a variable rate of interest (representing a fixed margin over one-month LIBOR). The variable-rate asset-backed securities adjust monthly. Prior to 2004, we did not structure our securitizations as secured financings and we did not have mortgage loans held for investment or related borrowings.

Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level yield basis over the estimated life of the debt issued. From time to time we may utilize derivative instruments (cash flow hedges), such as interest rate swap contracts and corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices), in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk). The changes in fair value of the cash flow hedges are reclassified from Other Comprehensive Income or Loss (“OCI”) to earnings through interest expense as the hedged risk affects earnings.

Our securitizations are structured legally as sales and thus, we are not legally required to make payments to the holders of the asset-backed pass-through securities.  The only recourse of the holders of these asset-backed pass-through securities is related to the repayment from the underlying mortgages specifically collateralizing the debt. The assets held by the securitization trusts are not available to our general creditors. As with past securitizations, we have potential liability to each of the securitization trusts for any breach of the standard representations and warranties that we provided in connection with each securitization.

Under SFAS 140, the securitizations are accounted for as financings. The securitization trusts do not meet the qualifying special purpose entity (“QSPE”) criteria under SFAS 140 and related interpretations due to their ability to enter into derivative contracts. Additionally, we have the option to purchase loans from the trust at our discretion. Our pre-2004 securitizations did meet the QSPE criteria, which required the securitizations to be accounted for as a sale of mortgage loans.

(k) Interest Income

Interest income primarily represents the sum of (a) the gross interest, net of servicing fee, we earn on mortgage loans held for investment - securitized; (b) the gross interest we earn on mortgage loans held for investment - pre-securitization (held for sale); (c) securitization accrued bond interest (income received from the securitization trust for fixed-rate pass-through securities at the time of securitization settlement); (d) excess cashflow certificate income; (e) cash interest earned on bank accounts; (f) prepayment penalty fees received; and (g) amortized discounts, deferred costs and fees recognized on a level yield basis.

Interest on mortgage loans is recognized as revenue when earned according to the terms of the mortgages and when, in the opinion of management, it is deemed collectible. Mortgage loans are placed on non-accrual status generally when the loan becomes 90 days past due or earlier when concern exists as to the ultimate collectability of principal or interest. A non-accrual loan will be returned to accrual status when principal and interest payments are no longer 90 days past due, and the loan is anticipated to be fully collectible.

At March 31, 2005 and December 31, 2004, we had $32.9 million and $18.9 million, respectively, of mortgage loans held for investment on non-accrual status.

(l) Interest Expense

Interest expense primarily represents the borrowing costs under (a) our warehouse credit facilities to finance loan originations; (b) securitization debt; (c) equipment financing; and (d) amortized discounts and deferred costs on a level yield basis.

(m) Gain on Sale of Mortgage Loans

Gains and losses on the sale of mortgage loans are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the loans sold. These transactions are treated as sales in accordance with SFAS No. 140. Any unamortized origination fees or costs at the date of sale are reflected as an adjustment to gain on sale.

We generally sell loans on a servicing released basis and as such, the risk of loss or default by the borrower has generally been assumed by the purchaser. However, we are generally required to make certain representations and warranties by these purchasers relating to loan documentation, collateral and the accuracy of the information and documentation provided. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

We establish a reserve for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The premium recapture reserve is recorded as a liability on our consolidated financial statements when the mortgage loans are sold based on our historical experience. The provision for premium recapture is recognized at the date of sale and is included in the consolidated statements of operations as a reduction of gain on sale of mortgage loans.

(n) Mortgage Servicing Rights Sales

We generally sell the mortgage servicing rights to a third party as of the securitization date. Upon the sale we allocate a portion of the accounting basis of the mortgage loans held for investment to the mortgage servicing rights, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool by pool basis, using the interest method calculation. For the three months ended March 31, 2005 and 2004, we received $5.2 million and $2.4 million, respectively, from a third party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings.

Prior to the first quarter 2004 securitization, the mortgage servicing rights sold were treated as a component of the net gain on sale of mortgage loans. For the three months ended March 31, 2004, we received $661,000 from a third party servicer for the right to service the mortgage loans collateralizing our securitization that was structured to be accounted for as a sale. For the three months ended March 31, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale revenue related thereto during the first quarter of 2004.

        (o) Derivative Instruments

We regularly issue securitization pass-through securities collateralized by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when pass-through securities are issued. Our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings. At times, we also use corridors that are designed to limit our financing costs within the securitization by maintaining minimum margins. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and neither is used by us for speculative purposes.

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

Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss is initially reported as a component of OCI and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

•
hedges must be expected to be “highly effective” both at the inception of the hedge and on an ongoing basis. Effectiveness measures must relate the gains or losses of the derivative to the changes in cash flows associated with the hedged item;

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

(4) Recent Accounting Developments

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

SFAS No. 123(R) is intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123(R), as amended by the SEC on April 14, 2005, as of the annual reporting period that begins after June 15, 2005 (or January 1, 2006). SFAS No. 123(R) applies to all awards granted after the required effective date and will not be applied to awards granted in periods before the required effective date except to the extent that prior periods’ awards are modified, repurchased or cancelled after the required effective date. The cumulative effect of initially applying SFAS No. 123(R), if any, will be recognized as of the required effective date. We are currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006.

SFAS No.123(R) provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of SFAS No. 123(R) as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits the restatement of prior periods to record compensation costs calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123(R) using the modified retrospective method. Since we currently account for stock options granted to employees in accordance with the intrinsic value method permitted under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” no compensation expense is recognized. The impact of adopting SFAS No. 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123(R) in a prior period, the impact would approximate the impact as described in the disclosure of pro forma net income and earnings per share under SFAS No. 123 in Note 5 “- Stock-Based Compensation.” SFAS No. 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

(5) Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides three alternative methods for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In accordance with SFAS No. 148, and as allowed by SFAS No. 123, we continue to apply the intrinsic-value method of accounting prescribed by APB Opinion No. 25 and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options. Under this method, compensation expense is recorded over the vesting period only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Accordingly, no compensation expense has been recognized for stock option awards granted through March 31, 2005 since the exercise price was at the fair market value of the Company’s common stock on the grant date. We have elected to adopt only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma net income (loss) as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2005	2004
Net income (loss), as reported	$2,059	$(5,915)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	190	71
Pro forma net income (loss) applicable to common shares	$1,869	$(5,986)

Earnings per share:
Basic - as reported	$0.10	$(0.35)
Basic - pro forma	$0.09	$(0.35)
Diluted - as reported	$0.10	$(0.35)
Diluted - pro forma	$0.09	$(0.35)

(6) Mortgage Loans Held for Investment, Net and Allowance for Loan Losses

Mortgage loans held for investment represents our basis in the mortgage loans that were either delivered to securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations or sale on a whole-loan basis (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses. Prior to 2004, we did not structure our securitizations as financings and we did not have mortgage loans held for investment.

Mortgage loans held for investment - securitized is comprised of the mortgage loans collateralizing our outstanding securitization pass-through securities. During the three months ended March 31, 2005, we closed a securitization transaction totaling $728.6 million structured as a secured financing and which was collateralized by $750.0 million, or an additional $21.4 million, of mortgage loans held for investment - securitized. During the year ended December 31, 2004, we closed four securitization transactions totaling $2.3 billion which were structured to be accounted for as secured financings and which were collateralized by $2.3 billion, or an additional $56.1 million, of mortgage loans held for investment - securitized. Mortgage loans held for investment - securitized had a weighted-average interest rate of 7.76% and 7.81% per annum at March 31, 2005 and December 31, 2004, respectively.

Mortgage loans held for investment - pre-securitization is comprised of mortgage loans waiting to be included in a securitization and, to a lesser extent, an amount of loans that may be sold on a whole-loan basis. Included in our mortgage loans held for investment - pre-securitization at March 31, 2005 and December 31, 2004, was approximately $118.7 million and $135.7 million of these mortgages that were pledged as collateral for our warehouse financings at March 31, 2005 and December 31, 2004, respectively. Mortgage loans held for investment - pre-securitization had a weighted-average interest rate of 7.78% and 7.86% per annum at March 31, 2005 and December 31, 2004, respectively.

The following table presents a summary of mortgage loans held for investment, net at March 31, 2005 and December 31, 2004:

(Dollars in thousands)	At March 31, 2005	At December 31, 2004
Mortgage loans held for investment - securitized	$2,774,014	$2,165,353
Mortgage loans held for investment - pre-securitization	184,100	206,289
Discounts (MSR related)	(18,235)	(14,570)
Net deferred origination fees	(5,885)	(5,800)
Allowance for loan losses	(16,808)	(10,278)
Mortgage loans held for investment, net	$2,917,186	$2,340,994

For the three months ended March 31, 2005 and 2004, we recorded interest income related to our mortgage loans held for investment - securitized, net of $45.9 million and $2.3 million, respectively. For the three months ended March 31, 2005 and 2004, we recorded interest income related to our mortgage loans held for investment - pre-securitization (mortgage loans held for sale), net of $6.9 million and $3.6 million, respectively.

The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the three months ended March 31, 2005 and 2004. We did not have mortgage loans held for investment or a related allowance prior to 2004.

	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Beginning balance	$10,278	$--
Provision	6,864	432
Charge-offs	(334)	--
Ending balance	$16,808	$432

As of March 31, 2005 and December 31, 2004, we had $32.9 million and $18.9 million, respectively, of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status. At and for the quarter ended March 31, 2004, we had no mortgage loans held for investment that were 90 days or more delinquent.

(7) Excess Cashflow Certificates

The following table presents the activity related to our excess cashflow certificates for the three months ended March 31, 2005 and the year ended December 31, 2004:

(Dollars in thousands)	For the Three Months Ended March 31, 2005	For the Year Ended December 31, 2004
Balance, beginning of year	$14,933	$19,853
Accretion	488	2,073
Cash receipts	(4,100)	(8,359)
Net change in fair value	2,738	1,366
Balance, end of period	$14,059	$14,933

In accordance with EITF 99-20, we regularly analyze and review our assumptions to determine whether the actual rate of return (interest income) on our excess cashflows certificates is within our expected rate of return. The expected rate of return is recorded as a component of interest income. Any return that is either greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of “other income” in the consolidated statement of operations.

Since we structured our 2005 and 2004 securitizations to be accounted for as secured financings, we no longer record excess cashflow certificates on the consolidated balance sheet for our newly issued securitizations.

(8) Warehouse Financing

Our warehouse lines of credit are collateralized by specific mortgage loans held for investment - pre-securitization, the balances of which are equal to or greater than the outstanding balances under the lines at any point in time. The amounts available under these warehouse lines are based on the amount of the collateral pledged. The amount we have outstanding on our committed facilities at any quarter end generally is a function of the pace of mortgage loan originations relative to the timing of our securitizations and whole loan sales.

The following table summarizes information regarding warehouse financing at March 31, 2005 and December 31, 2004:

(Dollars in thousands)
	Facility Amount		Balance at
Warehouse Line of Credit		Interest Rate	3/31/05	12/31/04	Expiration Date
RBS Greenwich Capital	$350,000	Margin over LIBOR	$64,111	$135,653	October 2005
Citigroup	350,000	Margin over LIBOR	54,582	--	March 2006
Friedman, Billings, Ramsey (1)	200,000	Margin over LIBOR	--	--	November 2005
Total	$900,000		$118,693	$135,653

(1)  The Friedman, Billings, Ramsey (“FBR”) commercial paper conduit financing was implemented during the fourth quarter of 2004.

As securitization transactions are completed, a portion of the proceeds from the long-term debt issued in the securitization are used to pay down our warehouse lines of credit. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $118.7 million we held at March 31, 2005 as our mortgage production and securitization programs continue.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of this type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of March 31, 2005.

(9) Financing on Mortgage Loans Held for Investment, Net

Commencing in 2004, we began to structure our securitizations to be accounted for as secured financings, in accordance with SFAS No. 140. We have completed five securitizations (one in 2005 and four in 2004) that were structured as secured financings. Prior to March 2004, we structured our securitizations as sales.

For the securitizations completed during the first quarter of 2005 and 2004, the securitization trust or special purpose entity (“SPE”), holds mortgage loans, referred to as “securitization loans,” and issues debt (and certificates in 2004) represented by securitization pass-through securities. Accordingly, the securitization loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding securitization debt is recorded as a liability under “financing on mortgage loans held for investment, net.” Since these securitizations were structured as financings and not sales, no gain-on-sale revenue was recorded at the time the securitizations closed. Rather, we record interest income from the securitized loans and interest expense from the pass-through securities issued in connection with each securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the pass-through securities. We also allocate a portion of the accounting basis of the mortgage loans held for investment to the MSRs, which results in a discount to the mortgage loans held for investment. Both the discount related to the MSRs and the net incremental direct fees and costs to originate the loans are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation.

We have historically sold or financed our mortgage loans through the securitization market, issuing pass-through securities. We will continue to build our loan portfolio and match fund our mortgage loans using pass-through securities issued in the securitization market. We believe that issuing pass-through securities provides us a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed-rate loans by securitizing them. Our ability to issue pass-through securities depends on the overall performance of our assets, as well as the continued general demand for certificates backed by non-conforming mortgage loans.

At March 31, 2005 and December 31, 2004, the outstanding financing on mortgage loans held for investment, net consisted of $2.8 billion and $2.2 billion, respectively.

The following table summarizes the expected maturities on our secured financings at March 31, 2005:

(Dollars in thousands)	Total	Less than One Year	One to Three Years Three to	Five Years	More than Five Years
Securitization pass-through securities, net	$2,845,031	$842,188	$1,161,313	$412,770	$428,760

Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on the underlying mortgage loan collateral using similar prepayment speed assumptions we use to value our excess cashflow certificates.

(10) Derivative Instruments

We account for our derivative financial instruments such as corridors and interest rate swaps as cash flow hedges. The corridors hedge our interest rate risk on securitization variable rate debt and the interest rate swaps hedge uncertain cash flows associated with future securitization financing. At March 31, 2005 and December 31, 2004, the fair value of our corridors totaled $19.1 million and $16.1 million, respectively, and the fair value of our interest rate swaps totaled a $274,000 gain and a $166,000 loss, respectively. The fair value of our corridors and interest rate swaps are recorded as a component of other assets and other liabilities. As of March 31, 2005, the effective portion of the changes in fair value of the corridors, interest rate swaps and the loss on the terminated swaps are recorded as components of accumulated other comprehensive income and totaled, net of tax, $1.4 million loss, $167,000 gain and $1.1 million gain, respectively. As of December 31, 2004, the effective portion of the changes in fair value of the corridors, interest rate swaps and the loss on the terminated swaps are recorded as components of accumulated other comprehensive loss and totaled, net of tax, $476,000 loss, $101,000 loss and $1.6 million loss, respectively. Accumulated other comprehensive income or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings. Derivatives that were not designated as hedging instruments resulted in a loss of $4.7 million for the three months ended March 31, 2004. As of March 31, 2005, all of the outstanding derivates were designated as hedging instruments. Hedge ineffectiveness associated with hedges resulted in a $16,000 gain for the three months ended March 31, 2005. There was no gain or loss recorded related to hedge ineffectiveness during the three months ended March 31, 2004.

The following table summarizes the notional amount, expected maturities and weighted-average strike price for the corridors that we held as of March 31, 2005:

(Dollars in thousands, except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$2,239,803	$1,361,641	$580,087	$113,877	$45,852	$138,346
Weighted average strike price	$4.78	$3.74	$5.87	$7.41	$7.39	$7.43

Caps sold - notional	$2,239,803	$1,361,641	$580,087	$113,877	$45,852	$138,346
Weighted average strike price	$7.90	$7.14	$8.68	$9.37	$9.27	$10.41

    The notional amount of the caps bought and sold totaled $1.9 billion each at December 31, 2004.

(11) Earnings Per Share

Earnings per share (“EPS”), is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to stock options (except for those stock options with an exercise price greater than the average market price of our common during the period) outstanding during the applicable periods. The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income (loss).

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2005	2004
Net income (loss), as reported	$2,059	$(5,915)
Less preferred stock dividends	--	--
Net income (loss) available to common shareholders	$2,059	$(5,915)

Basic - weighted-average shares	20,295,874	16,924,366
Basic EPS	$0.10	$(0.35)

Basic - weighted-average shares	20,295,874	16,924,366
Incremental shares-options (1)(2)	940,266	--
Diluted - weighted-average shares	21,236,140	16,924,366
Diluted EPS (1)(2)	$0.10	$(0.35)

    (1) For the three months ended March 31, 2004, in-the-money employee stock options of approximately 1.1 million are excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

(2) For the three months ended March 31, 2005, in-the-money employee stock options of approximately 940,000 are included in the calculation of diluted earnings per share, while approximately 63,000 of out-of-the-money employee stock options have been excluded.

The weighted-average share count for the first quarter of 2005 also reflects the full impact of our public offering in the third quarter of 2004. On July 21, 2004, we announced the public offering of 4,375,000 shares of our common stock at a price of $6.50 per share. The offering closed on July 26, 2004. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing shareholders selling 85,000 additional shares on August 25, 2004. We received approximately $18.7 million in net proceeds from the offering, which excludes the proceeds related to those shares sold by existing stockholders and after underwriting and other related professional fees. The proceeds were used to repay warehouse financings and originate mortgage loans.

(12) Series A 10% Preferred Stock

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

(13) Subsequent Events

We paid a cash dividend of $0.05 per common share on April 15, 2005 to shareholders of record as of the close of business on March 31, 2005.

In April 2005, Spencer I. Browne, a member of Delta Financial Corporation’s Board of Directors, passed away. As a result of Mr. Browne’s passing, we were left with less than a majority of independent Board of Directors members, which violates an American Stock Exchange (“AMEX”) continued listing requirement. To afford our Board of Directors ample time to find and appoint a new independent director, on May 2, 2005, Richard Blass, executive vice president and chief financial officer, agreed to resign his position on the Board of Directors, so we could remain compliant with the AMEX’s listing requirements during the search process, which has already begun. Once the Board of Directors appoints another an independent Director, it is expected that Mr. Blass will re-join the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, and please see “- Forward-Looking Statements and Risk Factors.”

General

We are a specialty consumer finance company that originates, securitizes and sells and, prior to May 2001, serviced non-conforming mortgage loans. Our loans are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 23-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make mortgage loans to these borrowers for purposes such as debt consolidation, refinancing, education, home purchase and home improvements. We provide our customers with a variety of loan products designed to meet their needs, using a risk-based pricing strategy to develop products for different risk categories. Historically, the majority of our loan production has been fixed-rate with amortization schedules ranging from five years to 30 years.

Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which are a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse lines of credit or utilizing our available working capital. Second, from time to time we either securitize loans or sell our loans on a whole loan basis, using the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. In 2004, we began structuring our securitizations to be accounted for as secured financings, which requires us to record revenues from these transactions over time. We record interest income from the securitized loans and interest expense from the pass-through securities issued in connection with each securitization over the life of the loans or securities issued in the securitization. When we sell loans on a whole loan basis, we record the premiums received upon sale as revenue. (See “-Securitizations and Whole Loan Sales”).

Origination of Mortgage Loans

We originate mortgage loans through two distribution channels, wholesale and retail. In the wholesale channel, we receive loan applications from independent third-party mortgage brokers who submit applications on a borrower’s behalf. In the retail channel, we receive loan applications directly from borrowers. We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower. We underwrite loan packages for approval through our Woodbury, New York office, our Cincinnati, Ohio underwriting hub, or our Phoenix, Arizona, Jacksonville, Florida and Boston, Massachusetts regional offices. If the loan package is approved, we will fund the loan. We also purchase closed loans on a limited basis.

For the three months ended March 31, 2005 and 2004, we originated the following loans by origination channel:

	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Originations by channel:
Wholesale	$467,450	$307,076
Retail	369,270	196,897
Total originations	$836,720	$503,973

For the three months ended March 31, 2005, we originated $836.7 million of loans, an increase of 66.0% over the $504.0 million of loans originated in the comparable period in 2004. Of these amounts, approximately $467.4 million were wholesale loans, representing 55.9% of total loan production, and $369.3 million were retail loans, representing 44.1% of total loan production, compared to $307.1 million of wholesale loans, or 60.9% of total loan production, and $196.9 million of retail loans, or 39.1% of total loan production, during the three months ended March 31, 2004.

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

Retail Loan Channel. Through our retail distribution channel, we develop retail loan leads primarily through our telemarketing system located in Cincinnati, Ohio, and also through Internet leads, direct mail, radio advertising and our network of 11 origination centers located in nine states. We continually monitor the performance of our retail operations and evaluate current and potential retail office locations on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed.

Typically, contact with the customer is initially handled through our telemarketing center. Through our marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for our products. Our telemarketing representatives identify interested customers and forward these potential borrowers to a branch manager through our proprietary loan origination system, Click & Close® (“C&C”). The branch managers, in turn, distribute these leads to mortgage analysts via C&C by queuing the loan to a mortgage analyst’s “to do” list in C&C. The assigned mortgage analyst discusses the applicant’s qualifications and available loan products, negotiates loan terms with the borrower, ensures that an appraisal has been ordered from an independent third party appraisal company (or may, when certain underwriting criteria have been met, obtain an Insured Automated Valuation Model (“Insured AVM”) value (the coupling of a third party valuation estimate and insurance on that value), orders a credit report from an independent, nationally recognized credit reporting agency and processes the loan through completion. Our mortgage analysts are trained to structure loans that meet the applicant’s needs while satisfying our lending guidelines. C&C is utilized to queue the loan to underwriters at the appropriate times for approvals and help to facilitate the loan application process through closing.

Competition. As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, mortgage real estate investment trusts (“REITs”), government-sponsored entities (such as Fannie Mae and Freddie Mac) and finance companies. Many of these competitors in the financial services business are substantially larger, have more capital and substantially greater resources than we do, a lower cost of funds and a more established market presence than we have. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. Competition can take many forms, including interest rates and costs of the loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Furthermore, the level of gains realized by us and our competitors on the sale of the type of loans originated has attracted additional competitors into this market, which has lowered the gains that may be realized by us on future loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions, giving companies with greater volumes of originations a competitive advantage, including a pricing advantage. In the wholesale channel, we seek to compete with our competitors through an emphasis on quality of service, diversified products, use of technology and competitive pricing.

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

Pooling of Loans Prior to Securitization or Whole Loan Sales. After we fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time - generally, not more than three months - long enough to enable us to either securitize or sell the loans. During the time we hold the loans prior to securitization or whole loan sale, we earn interest income from the borrower. The income is partially offset by any interest we pay to our warehouse creditors for providing us with financing. Additionally, we pay a third party servicer a sub-servicing fee to perform the servicing of the mortgage loans during this pre-securitization or sale holding period.

Securitizations and Whole Loan Sales. We securitize or sell all of the mortgage loans we originate. As a fundamental part of our present business and financing strategy, we securitize almost all of our mortgage loans. We may also choose to sell a portion of our loans as whole loans when we believe that market conditions present an opportunity to achieve a better return through such sales. We select the outlet depending on market conditions, relative profitability and cash flows.

We apply the net proceeds from securitizations and whole loan sales to pay down our warehouse lines of credit - in order to make available capacity under these facilities for future funding of mortgage loans - and utilize any additional funds for working capital.

The following table sets forth certain information regarding loans sold through our securitizations and on a whole-loan basis during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Loan securitizations - gain on sale (1)	$--	$113,927
Loan securitizations - portfolio based	749,999	415,118
Whole loan sales	105,419	17,651
Total securitizations and whole loan sales	$855,418	$546,696

(1) For the three months ended March 31, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale related revenue during the first quarter of 2004. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on-sale revenue during the three months ended March 31, 2004 when we delivered the loans under the pre-funding feature to the securitization trust in January 2004.

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

The following table sets forth information about our securitized mortgage loan portfolio, completed since the first quarter of 2004, at March 31, 2005:

	Issue Date	Current Loan Principal Balance (1)	Current Pass-Through Security Balance (2)

(Dollars in thousands)
Asset-backed Security Series:

2004-1	March 30, 2004	$432,990	$425,290
2004-2	June 29, 2004	459,728	444,128
2004-3	September 29, 2004	590,304	573,664
2004-4	December 29, 2004	586,928	570,728
2005-1	March 31, 2005	749,999	728,625
Total		$2,819,949	$2,742,435

(1)  The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), REO (at its trust basis value) and trustee receivables.

(2)  The current pass-through security (financing on mortgage loans held for investment) balance shown excludes discounts of $2.2 million at March 31, 2005.

The securitization trust raises cash to purchase the mortgage loans from us generally by issuing securities to the public. These securities, known as “asset-backed pass-through securities,” are secured, or backed, by the pool of mortgage loans held by the securitization trust. These asset-backed securities, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent interests in the cash flows from the mortgage loans in the trust, which entitle their holders to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the pass-through securities. We structured each of our securitizations in 2005 and 2004 to be accounted for as a secured financing, which is known as “portfolio accounting.” With portfolio accounting, the mortgage loans held in the securitization trust (that underlie the excess cashflow certificates and are sometimes referred to as “securitized loans”) are recorded on our balance sheet as mortgage loans held for investment, together with the related financing on the mortgage loans held for investment (which are the senior securities or bonds issued by the securitization trust). Prior to 2004, we structured our securitizations to be accounted for as sales, which is known as “gain-on-sale accounting.” With gain-on-sale accounting, we recorded an upfront gain at the time of securitization and capitalized the excess cashflow certificates on our balance sheet.

Each month the holder of an excess cashflow certificate will receive payment only after all required payments have been made on all the other securities issued by the securitization trust, because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust. In addition, before the holder of the excess cashflow certificate receives payments, the excess cash flows are applied in a “waterfall” manner as follows:

•	first, to cover any losses on the mortgage loans in the related mortgage pool;

•	second, to reimburse the bond insurer, if any, of the related series of pass-through securities for amounts paid by or otherwise owing to that insurer;

•
third, to build or maintain the required level of the overcollateralization (“O/C”) provision, as described below, for that securitization trust by applying the funds as an accelerated payment of principal to the holders of the pass-through securities of the related series;

•	fourth, to reimburse holders of the subordinate securities of the related series of pass-through securities for unpaid interest and for any losses previously allocated to those securities; and

•
fifth, to pay “the net rate cap carryover” which relates to the interest on the related pass-through securities that exceeded the maximum net interest amount available from the mortgage loans underlying the securitization trust.

Each of our securitizations contains an O/C provision which is a credit enhancement that is designed to protect the securities sold to the securitization pass-through investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, overcollateralization occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior pass-through securities. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Beginning with our 2002 securitizations, and in each of our subsequent securitizations, we created a fully-funded O/C at closing by initially selling pass-through securities totaling approximately 97% to 98.5% of the total amount of mortgage loans sold to the trust. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, and our O/C requirement is 2%, we issue approximately $98 million in senior pass-through securities. Prior to 2002, we generally built up the O/C typically over the first 18 to 24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cash flow to make additional payments of principal to the holders of the pass-through securities until the required O/C level was reached. We typically issued pass-through securities for a par purchase price, or a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contained collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of those securities, depending upon the structure we used for the securitization.

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
•
the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the pass-through security holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fees, if any; and

•	the structure of the underlying securitization (e.g., issuing BBB- securities creates greater credit enhancement in the securitization transaction, which generally results in a lower O/C).

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

Each securitization trust also has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a “senior-subordinated” securitization structure, or a combination of the two (referred to as a “hybrid”). In a securitization trust with a financial guaranty insurance policy, all bonds are senior securities. The monoline insurance company guarantees the timely payment of principal and interest to the senior security holders in the event that the cashflows are not sufficient. In “senior-subordinated” securitization structures, the senior security holders are protected from losses (and payment shortfalls) first by the excess cash flows and the O/C, then by subordinated securities which absorb any losses prior to the senior security holders. In a hybrid structure, the senior securities generally have both the subordinated securities to absorb losses and a monoline insurance company that guarantees timely principal and interest payments.

In the securitizations and related NIM transactions we completed prior to 2004, the underlying securitization was structured as a sale under SFAS No. 140. In these transactions, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate to be used to pay all principal and interest on the NIM note(s) until paid in full, which typically occurs approximately 20 to 25 months from the date the NIM note(s) were issued. The excess cashflow certificate entitles us to all cash flows generated by the excess cashflow certificate after the holder of the NIM note(s) has been paid in full. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate. We recorded the excess cashflow certificates at their estimated fair value, which normally ranged from 0.0% to 1.0% of the securitized collateral.

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

Whole Loan Sales. Whole loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis. We have found that, from time to time, we can receive better economic results by selling some of our mortgage loans on a whole loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. During the three months ended March 31, 2005 and 2004, we sold whole loans without recourse and on a servicing-released basis of $105.4 million and $17.7 million, respectively. The average premium, net of reserves, we received for the whole loans sold during the three months ended March 31, 2005 was 3.8%, compared to 5.1% for the comparable 2004 period.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the loan sale through a provision for losses, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate losses due to premium recaptures on early loan prepayments by reviewing loan product and interest rate, borrower prepayment fee, if any, and estimate the impact of future interest rate changes. The premium recapture reserve totaled $333,000 and $262,000 at March 31, 2005 and December 31, 2004, respectively.

Other Income. In addition to the income and cash flows we earn from securitizations (accounted for as sales and secured financings) and whole loan sales, we also earn income and generate cash flows from:

•	any fair value adjustments related to the excess cashflow certificates;

•
distributions from Delta Funding Residual Exchange Company LLC (the “LLC”), an unaffiliated limited liability company, which holds excess cashflow certificates. We have a non-voting membership interest in the LLC, which entitled us to receive 15% of the net cash flows from the LLC through June 2004 and, thereafter, 10% of the net cash flows from the LLC. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC’s President which has led us to commence a lawsuit to recover all of the amounts due to us. (See “-Part II, Item 1. - Legal Proceedings”); and

•	miscellaneous interest income, including prepayment penalties received on some of the mortgage loans we sold in connection with our securitizations prior to 2002.

Summary of Critical Accounting Policies

An understanding of our critical accounting policies is necessary to evaluate our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, these estimates may significantly impact our financial results. The accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables.

Excess Cashflow Certificates. In securitization transactions structured to be accounted for as a sale (prior to 2004), the excess cash flow certificates represent one or all of the following assets:

•
BIO certificate, which represents a subordinate right to receive excess cashflow, if any, generated by the related securitization pool. As a holder of the BIO certificate, we have the right to receive the difference, if any, between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the pass-through securities of the same series, net of contractual servicing fees, trustee fees, insurer premiums, reimbursements and other costs and expenses of administering the securitization trust. As a holder of the BIO certificate, we will receive cash payments (which, when we sell NIM notes, is only received after the NIM notes are paid in full) only to the extent that the cash received by the securitization trust exceeds the amounts owed on all of the securities issued by that securitization trust, including amounts needed for the payment of any trust related expenses.

•
P certificate, which represents a right to receive prepayment penalties on the mortgage loans sold to the securitization trust. Generally, prepayment penalties are received from borrowers who pay off their loans within the first few years after obtaining their loans (which, when we sell NIM notes, is only received after the NIM notes are paid in full).

•	cash flows from interest rate caps - we receive payments on interest rate caps from third party interest rate cap providers through the securitization trusts.

The excess cash flows we receive are highly dependent upon the interest rate environment because “basis-risk” exists between the securitization trust’s assets and liabilities. For example, in each of the securitizations that we issued in 2003 and 2002, the excess cashflow certificates are impacted by the securitization pass-through rate sold to investors, which is indexed against the one-month LIBOR. As a result, the interest rate received by the pass-through security holders from the securitization trust each month may adjust upwards or downwards as the one-month LIBOR changes (liability) - while the majority of the underlying mortgage loans (assets) in the securitization trust are fixed-rate loans, or are at a fixed-rate for at least two to three years before becoming adjustable-rate loans. As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, respectively. This in turn will increase or decrease the fair value of our excess cashflow certificates. The excess cashflow certificates held at March 31, 2005 are those we acquired before we began to structure our securitizations to be accounted for as secured financings in 2004.

In each of our securitizations in which we sold NIM notes, we purchased an interest rate cap, which helps mitigate the basis-risk for the approximate time that the NIM notes are anticipated to be outstanding.

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

We utilized a discount rate of 15% at March 31, 2005 and December 31, 2004 on all excess cashflow certificates.

Our valuation of retained excess cashflow certificates is highly dependent upon the reasonableness of our assumptions and the predictiveness of the relationships that drive the results of our valuation model. The assumptions we utilize, described above, are complex, as we must make judgments about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more complex.

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

Accounting for Hedging Activities. We regularly issue securitization pass-through securities, backed by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when the pass-through securities are issued. Our strategy is to use interest rate swap contracts in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing. At times, we also use corridors that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and we do not use either of them for speculative purposes.

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

Under cash flow hedge accounting treatment, the changes in the fair value of the derivative instruments are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss is initially reported as a component of OCI and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset. This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized. Management believes that, based upon on the currently available evidence, it is more likely than not that we will realize the benefit of our deferred tax asset. Therefore, at March 31, 2005 and December 31, 2004 we did not maintain a valuation allowance against our deferred tax assets.

Allowance for Loan Losses on Mortgage Loans Held for Investment. Commencing with our 2004 securitizations, which we structured to be accounted for as secured financings with the underlying mortgage loans held for investment, we established an allowance for loan losses based on an estimate of losses to be incurred in the foreseeable future. We will charge-off uncollectible loans at the time they are deemed not probable of collection.

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

Amortization of Deferred Loan Origination Fees and Costs. Interest income is recorded on our mortgage loans held for investment portfolio based upon a combination of interest accruals based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination fees or costs accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17.” Our net deferred origination fees/costs consist principally of origination fees, discount points, and payroll and commissions associated with originating our mortgage loans. For our loans held for investment, these net deferred fees or costs are accreted or amortized as adjustments to interest income over the estimated lives of the loans using the interest method. Our portfolio of mortgage loans held for investment is comprised of a large number of homogeneous loans for which we believe prepayments are probable. The periodic amortization of our deferred origination fees or costs is based on a model that considers actual prepayment experience to date as well as forecasted prepayments based on the contractual interest rate on the mortgage loans, loan age, loan type and prepayment fee coverage, among other factors. Mortgage prepayments are affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that our actual experiences, as well as industry data, are supportive of the prepayment assumptions used in our model. Any changes to these estimates are applied as if the revised estimates had been in place since the origination of the loans, and current period amortization is adjusted to reflect the effect of the changes.

Amortization of Deferred Debt Issue Discounts and Transaction Costs. Interest expense on our securitization financing is comprised of the accrual of interest based on the contractual terms, cash receipts and amortization related to our cash flow hedges (swaps and corridors), the amortization of deferred issue discounts and transaction costs. The deferred issue discounts and transaction costs are amortized as an adjustment to interest expense over the estimated lives of the related debt using the interest method and take into account the effect of estimated prepayments. Any changes made to these estimates are applied as if the revised estimates had been in place since the issuance of the related debt, and result in adjustments to the period amortization recorded to interest expense.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

General

Our net income for the three months ended March 31, 2005 was $2.1 million, or $0.10 per share basic and diluted, compared to net loss of $5.9 million, or $(0.35) per share basic and diluted, for the three months ended March 31, 2004. The increase in net income recorded in the first quarter of 2005 relates primarily to the quarter over quarter growth in the net interest income we realized from our mortgage loans held for investment portfolio, which has grown since our change from gain-on sale accounting to portfolio accounting in the first quarter of 2004. The change to portfolio accounting resulted in recording of interest income from the securitized loans and interest expense from the pass-through securities issued in connection with the securitization over the life of the securitization. The loss recorded for the three months ended March 31, 2004 reflected the effect of this change in accounting, coupled with a $4.5 million pre-tax loss we realized relating to the interest rate swaps used to hedge $542.3 million of the March 2004 securitization variable-rate debt that were not accounted for as hedge instruments. This loss was partially offset by a $6.8 million pre-tax gain recorded upon the delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization (which was structured to be accounted for as a sale), under a pre-funding feature.

We recorded net interest income after provision for loan losses of $20.2 million during the first quarter of 2005, an increase of $15.3 million from $4.9 million in the same period in 2004. The increase in interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $2.9 billion of mortgage loans held for investment at March 31, 2005 compared to $562.8 million of these loans held at March 31, 2004. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $2.8 billion on financing on mortgage loans held for investment at March 31, 2005, compared to $589.1 million of financing on mortgage loans held for investment at March 31, 2004. During the three months ended March 31, 2005, total non-interest income increased $307,000 and total non-interest expense increased by $2.5 million, compared to the same period in 2004. The increase in non-interest income primarily reflects the impact of the increase in the fair value of our excess cashflow certificates we experienced during the first quarter of 2005, while the increase in non-interest expense primarily reflects the increases in origination volume and personnel.

We originated $836.7 million of mortgage loans for the three months ended March 31, 2005, representing a $332.7 million, or 66.0%, increase from $504.0 million of mortgage loans originated for the first quarter of 2004. We securitized and/or sold $855.4 million of loans during the three months ended March 31, 2005, compared to $546.7 million of loans (including $113.9 million of loans delivered in the first quarter of 2004 under a pre-funding feature in connection with our fourth quarter 2003 securitization accounted for as a sale) during the same period in 2004.

Net Interest Income

We recorded net interest income of $27.1 million during the first quarter of 2005, an increase of $21.7 million, from the $5.4 million recorded in the same period in 2004. The increase in net interest income primarily reflects the increase in the average balance of mortgage loans held for investment and the related financing in 2005 compared to 2004. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

Interest Income.  Interest income increased $47.6 million to $54.9 million for the three months ended March 31, 2005, from $7.3 million for the comparable period in 2004. The increase is primarily due to (1) the increase in interest income of $43.6 million on our loans held for investment - securitized, which totaled $2.8 billion at March 31, 2005 as compared to $415.1 million at March 31, 2004; (2) the increase in interest income of $3.2 million related to the increase in the average amount of mortgage loans we originated and held pending securitization or sale during the three months ended March 31, 2005 compared to the same period in 2004; and (3) the increase in pass-through interest received from securitization trusts on fixed-rate pass-through securities at the time of settlement - due to the increase in fixed-rate pass-through securities issued during the three months ended March 31, 2005, compared to the pass-through securities issued in the same period of 2004.

The following table is a summary of interest income:
	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Interest income on mortgage loans held for sale, net	$--	$3,644
Interest income on mortgage loans held for investment - pre-securitization, net	6,854	--
Interest income on mortgage loans held for investment - securitized, net (1)	45,926	2,334
Interest income on excess cashflow certificates	488	706
Pass-through security interest	1,607	549
Miscellaneous interest income	1	51
Total interest income	$54,876	$7,284

(1)  The amount for the three months ended March 31, 2005 includes $2.2 million of prepayment penalty fees. No such fees were recorded during the three months ended March 31, 2004.

Interest Expense. Interest expense increased by $25.9 million to $27.8 million for the three months ended March 31, 2005 from $1.9 million for the comparable period in 2004. The increase was primarily due to the increase in interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the first quarter of 2005 on our warehouse facilities, compared to the same period in 2004. Additionally, contributing to the increase in interest expense was the slightly higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased on average to 2.64% for the first three months of 2005, compared to an average of 1.10% for the same period in 2004.

The following table presents the components of interest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Interest expense on warehouse financing	$4,046	$1,480
Interest expense on mortgage loans held for investment financing	23,668	361
Interest expense on other borrowings	69	72
Total interest expense	$27,783	$1,913

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan loss at an appropriate level for currently existing probable losses of principal. We recorded a provision for loan losses of $6.9 million and $432,000 for the quarter ended March 31, 2005 and 2004, respectively, related to mortgage loans held for investment. The amount of the provision for loan losses is primarily driven by our securitization activities conducted during the respective quarter.

Non-Interest Income

Total non-interest income increased by $307,000 to $8.1 million for the three months ended March 31, 2005, from $7.8 million for the comparable period in 2004. The increase in non-interest income primarily resulted from the increase in the fair value of the excess cashflow certificates of $2.7 million recorded during the first quarter of 2005, offset by a $2.4 million decrease in the net gain on sale of mortgage loans recorded quarter over quarter. In the first quarter of 2005, we recorded a net gain on the sale of mortgage loans of $5.3 million on the sale of $105.4 million of mortgage loans on a whole-loan basis as compared to a $7.7 million gain recorded during the same quarter in 2004 on the sale, on a whole-loan basis or through a securitization structured to be accounted for as a sale, of $131.6 million of mortgage loans. During the first quarter of 2004, we delivered $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization (which was structured to be accounted for as a sale), under a pre-funding feature.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the quarter ended March 31, 2005 and 2004 is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold. The first quarter of 2004 also reflects the $113.9 million of mortgage loans we delivered in January 2004 in connection with our fourth quarter 2003 securitization, which was structured to be accounted for as a sale under a pre-funding feature. Through the end of 2003, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. For the quarter ended March 31, 2004, net gain on sale of mortgage loans included the following in addition to the gains recorded from whole-loan sales:

(1)	the sum of:

	a)	the cash purchase price we received in connection with selling (i) a NIM note, net of overcollateralization amount and interest rate cap and (ii) an interest-only certificate;

	b)	the fair value of the excess cashflow certificates we retained;

	c)	the premium received from selling mortgage servicing rights; and

	d)	the difference between the selling price and the carrying value of the related mortgage loans sold;

(2)	less the:

	a)	costs associated with the securitization structured as a sale;

	b)	any hedge loss (gain) associated with such securitization accounted for as a sale; and

	c)	any loss associated with loans sold at a discount, together with any deferred origination costs or fees associated with mortgage loans sold.

    The following table is a summary of our net gain on sale of mortgage loans for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Net Gain on Sale of Mortgage Loans:
Loans sold (1)	$105,419	$131,578

NIM proceeds, net	$--	$4,712
Interest-only security proceeds	--	1,293
Excess cashflow certificate (owner trust certificate) (2)	--	--
Mortgage servicing rights (3)	36	661
Gain on whole loan sales	3,996	900
Net loan origination fees	1,296	658
Less: securitization transaction costs	--	(484)
Net gain on sale recorded	$5,328	$7,740

Net gain on sale recorded as a percent of loans sold	5.05%	5.88%

 (1) For the three months ended March 31, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale revenue related thereto during the first quarter of 2004. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on-sale revenue during the three months ended March 31, 2004 when we delivered the loans under the pre-funding feature to the securitization trust in January 2004.

(2) We did not record any excess cashflow certificates in the first quarter of 2005 or 2004. (See “-Summary of Critical Accounting Policies - Excess Cashflow Certificates”).

(3) For the three months ended March 31, 2005, we recorded a $36,000 gain from the sale of mortgage servicing rights related to the $750.0 million of mortgage loans collateralizing the first quarter of 2005 securitization.

Net gain on sale of mortgage loans decreased $2.4 million to $5.3 million for the three months ended March 31, 2005, from $7.7 million for the comparable period in 2004. This decrease was directly related to our delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization (which was structured to be accounted for as a sale), under a pre-funding feature in the first quarter of 2004. In the first quarter of 2005, we sold $105.4 million (at a weighted average sales price of 3.8%) of mortgage loans on a whole loan servicing-released basis, compared to $17.7 million (at a weighted average sales price of 5.1%) for the same period in the prior year.

The weighted average net gain on sale ratio for the three months ended March 31, 2005 and 2004 was 5.05% and 5.88%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Other Income. Other income increased $2.7 million to $2.8 million for the quarter ended March 31, 2005, from $96,000 for the quarter ended March 31, 2004. The increase in other income primarily relates to a fair value adjustment on our excess cashflow certificates of $2.7 million for the quarter ended March 31, 2005. The increase in the fair value of our excess cashflows for the quarter ended March 31, 2005 was primarily driven by lower losses on the underlying loans. We did not record a fair value adjustment on our excess cashflow certificates during the first quarter of 2004.

Non-interest Expense

Total non-interest expense increased by $2.5 million, or 11.2%, to $24.9 million for the three months ended March 31, 2005, from $22.4 million for the comparable period in 2004. The increase is primarily due to an increase in payroll and related costs associated with a 66.0% increase in our mortgage loan production and a 28.0% increase in personnel, coupled with an increase in other production related expenses.

Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all non-loan production related employees and non-deferrable loan production related employees cost.

Payroll and related costs increased by $3.6 million, or 31.1%, to $15.2 million for the three months ended March 31, 2005, from $11.6 million for the comparable period in 2004. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of March 31, 2005, we employed 1,169 full- and part-time employees, an increase of 28.0% over our 913 full- and part-time employees as of March 31, 2004. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of a 66% increase in loan production during the first quarter of 2005 compared to the same period in 2004.

General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses.

General and administrative expenses increased $3.7 million, or 59.8%, to $9.8 million for the quarter ended March 31, 2005, from $6.1 million for the quarter ended March 31, 2004. The increase was primarily due to an increase in expenses associated with a 66% increase in loan production during the first quarter of 2005 compared to the same period in 2004 (which includes higher advertising, promotional and marketing expenses), the consequent 28.0% increase in personnel and expenses related to our ongoing expansion of our wholesale and retail divisions. Also contributing to the increase in general and administrative expenses was an increase in legal, accounting and professional fees. The primary increase in accounting and professional fees relates to our on-going Sarbanes-Oxley Act Section 404 initiatives.

(Gain) Loss on Derivative Instruments. The gain on derivative instruments recorded during the three months ended March 31, 2005 represents the realized gain on the interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, offset by the decline in the fair value of our corridors we use to protect the variable-rate financing.

During the quarter ended March 31, 2005 we recorded a net gain on derivative instruments of $16,000 as opposed to a net loss on derivatives of $4.7 million during the quarter ended March 31, 2004. During the first quarter of 2005 we recorded a gain of $16,000 on the ineffective portion of caps and interest rate swaps, compared to a $177,000 loss recorded on the ineffective portion of caps and interest rate swaps during the first quarter of 2004. Additionally, during the first quarter of 2004, we recorded a net loss of $4.5 million on the interest rate swaps used to hedge approximately $542.3 million of securitization variable-rate debt that did not qualify for hedge accounting.

Income Taxes

Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

We recorded an income tax expense of $1.4 million for the three months ended March 31, 2005 due to the pretax income recorded for the period (utilizing an effective tax rate of approximately 40.1%). We recorded a tax benefit of $3.7 million for the three months ended March 31, 2004 on a pre-tax loss of $9.6 million (utilizing an effective tax rate of approximately 38.6%).

Financial Condition

March 31, 2005 Compared to December 31, 2004

Cash and cash equivalents. Cash and cash equivalents increased $2.1 million, or 40.4%, to $7.3 million at March 31, 2005, from $5.2 million at December 31, 2004. This increase was primarily related to timing of cash received and disbursed from normal operations.

Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net increased $576.2 million, or 24.6%, to $2.9 billion, from $2.3 billion at December 31, 2004. This account represents our basis in the mortgage loans that were either delivered to the securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations or sale on a whole-loan basis (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net:

(Dollars in thousands)	At March 31, 2005	At December 31, 2004
Mortgage loans held for investment - securitized	$2,774,014	$2,165,353
Mortgage loans held for investment - pre-securitization	184,100	206,289
Discounts (MSR related)	(18,235)	(14,570)
Net deferred origination fees	(5,885)	(5,800)
Allowance for loan losses	(16,808)	(10,278)
Mortgage loans held for investment, net	$2,917,186	$2,340,994

We maintain an allowance for loan losses based on our estimate of losses to be incurred in the near foreseeable future (generally an 18-month period) on our mortgage loans held for investment. At March 31, 2005 and December 31, 2004, we established an allowance for loan losses totaling $16.8 million and $10.3 million, respectively. The increase in the allowance for loan losses is primarily driven by the growth in our mortgage loans held for investment portfolio.

The following table sets forth a summary of the activity in the allowance for loan losses for the three months ended March 31, 2005 and the year ended December 31, 2004:

	Three Months Ended March 31, 2005	Year Ended December 31,2004
(Dollars in thousands)
Allowance for loan losses - beginning of period	$10,278	$--
Provision for loan losses	6,864	10,443
Charge-offs	(334)	(165)
Allowance for loan losses - end of period	$16,808	$10,278

Trustee Receivable. Trustee receivable principally represents any un-remitted principal payments collected by the securitization trust’s third party loan servicer subsequent to the monthly remittance cut-off date. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of March 31, 2005 and December 31, 2004 totaled $44.3 million and $30.2 million, respectively, relating to the securitizations accounted for as secured financings. The trustee will remit these amounts on the following month’s scheduled remittance date, at which time they principally will be used to pay down principal on the related mortgage loans held for investment, net.

Accrued Interest Receivable. Accrued interest receivable increased $3.1 million, or 25.4%, to $15.4 million at March 31, 2005, from $12.3 million at December 31, 2004. The increase is due to the 28.1% increase in mortgage loans held for investment - securitized from December 31, 2004, offset slightly by the 10.8% decrease in mortgage loans held for investment - pre-securitization during the same period.

Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the three months ended March 31, 2005 and the year ended December 31, 2004:

(Dollars in thousands)	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Balance, beginning of period	$14,933	$19,853
Accretion	488	2,073
Cash receipts	(4,100)	(8,359)
Net change in fair value	2,738	1,366
Balance, end of period	$14,059	$14,933

Since we began structuring our securitizations in 2004 to be accounted for as secured financings, we no longer record excess cashflow certificates (but rather the underlined mortgage loans) on newly issued securitizations on the consolidated balance sheet. We did not sell any excess cashflow certificates during the three months ended March 31, 2005 or during the year ended December 31, 2004.

Accounts Receivable. Accounts receivable increased $2.7 million, or 42.0%, to $9.2 million at March 31, 2005, from $6.5 million at December 31, 2004. This increase is primarily due to an increase in amounts due from the third party servicer. The increase in servicer receivables relates to the increase in our mortgage loans held for investment portfolio during the first quarter of 2005. The servicer receivables are generally comprised of the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us on a one month lag (i.e., interest collected by the third party servicer after our March 2005 remittance cut-off date will be remitted to us in April 2005).

Equipment, Net. Equipment, net, increased $630,000, or 14.7%, to $4.9 million at March 31, 2005, from $4.3 million at December 31, 2004. This increase is primarily due to increased purchases of computer equipment and office furnishings during the first quarter of 2005, which reflects the 4.1% increase in employees over December 31, 2004 and the effect of our office expansions.

Prepaid and Other Assets. Prepaid and other assets increased $5.4 million, or 20.7%, to $31.5 million at March 31, 2005, from $26.1 million at December 31, 2004. The increase is primarily due to (1) a $4.4 million increase in prepaid securitization transaction costs, net, which will be recognized as a yield adjustment to interest expense over the estimated life of the secured financing; and (2) a $670,000 increase in REO.

At March 31, 2005 and December 31, 2004, we held $1.2 million and $578,000, respectively, of REO, which we carry at the lower of cost or fair value, less estimated selling costs. No provisions were made for declines in the fair value of REO properties during the three months ended March 31, 2005. We did not experience any declines in the fair values of REO properties held through the end of the first quarter of 2005. We had no REO properties as of March 31, 2004.

Deferred Tax Asset. The deferred tax asset increased by $763,000, or 1.5%, to $51.1 million at March 31, 2005, from $50.3 million at December 31, 2004. The increase is primarily due to temporary differences (1) between gain-on-sale accounting (for securitizations entered into prior to 2004) or portfolio accounting (for securitizations entered into commencing in 2004) on the one hand and Real Estate Mortgage Investment Conduit ("REMIC") tax accounting on the other hand; and (2) relating to book allowance for loan losses. The increase was partially offset by a $3.1 decrease in deferred taxes related to the fair value of the hedge instruments within accumulated other comprehensive income.

Commencing in the first quarter of 2005, we began issuing our securitizations from a newly created subsidiary that we elected to treat as a  REIT (also referred to as a “Captive REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The securitization was structured as a “debt-for-tax” transaction. Our prior securitizations were all structured as “sale-for-tax” transactions. The tax structure was changed to more closely conform to the GAAP accounting treatment.

Bank Payable. Bank payable increased $479,000, or 43.2%, to $1.6 million at March 31, 2005, from $1.1 million at December 31, 2004. Bank payable represents the amount of checks written against our operating account which are subsequently covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

Warehouse Financing. Our warehouse financing decreased $17.0 million, or 12.5%, to $118.7 million at March 31, 2005, from $135.7 million at December 31, 2004. The decrease was primarily due to a $22.2 million decrease in the amount of mortgage loans held for investment - pre-securitization. Additionally impacting the amount of outstanding borrowings under our warehouse credit facilities was the decrease in the amount of self-funded loans from December 31, 2004 to March 31, 2005. At March 31, 2005, we self-funded $65.4 million of these mortgage loans, as compared to $70.6 million at December 31, 2004.

Financing on Mortgage Loans Held for Investment, Net. Financing on mortgage loans held for investment, net increased $608.8 million, or 27.2%, to $2.8 billion at March 31, 2005, from $2.2 billion at December 31, 2004. This increase in securitization pass-through securities corresponds to the increase in loans held for investment - securitized in the first quarter of 2005. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment - securitized.

Other Borrowings. Other borrowings decreased $389,000, or 11.7%, to $2.9 million at March 31, 2005, from $3.3 million at December 31, 2004. The decrease was due to a decrease in the amount of financed equipment during the first quarter of 2005. The increase in equipment financing directly relates to increases in our loan originations and in the number of our mortgage origination offices.

The following table summarizes certain information regarding other borrowings at the respective dates:

(Dollars in thousands)
Capital Leases	Range of Interest Rates	Balance	Range of Expiration Dates

At March 31, 2005	3.29% to 12.45%	$ 2,941	October 2005 to December 2007

At December 31, 2004	3.29% to 12.45%	$ 3,330	October 2005 to December 2007

Accrued Interest Payable. Accrued interest payable increased $1.5 million, or 36.1%, to $5.8 million at March 31, 2005, from $4.3 million at December 31, 2004. This increase was directly related to the accrued interest on the securitization debt issued in the first quarter of 2005. Accrued interest payable related to warehouse borrowings represented $45,000 and $101,000 of the balance at March 31, 2005 and December 31, 2004, respectively.

Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $4.8 million, or 20.5%, to $27.8 million at March 31, 2005, from $23.0 million at December 31, 2004. The increase was primarily due to (1) an $789,000 increase in current taxes payable, (2) a $2.0 million increase in payroll accruals for payroll related items (i.e., salary and commissions) due to a combination of the 4.1% increase in personnel and timing of commission payments, (3) a $1.2 million increase in accrued servicer payables related primarily to our accounting for loan securitizations as a secured financings in 2004, and (4) a $923,000 increase in accrued professional fees.

Stockholders’ Equity. Stockholders’ equity increased $5.9 million, or 6.8%, to $93.1 million at March 31, 2005 from $87.2 million at December 31, 2004. This increase is primarily due to the recording of $2.1 million in net income for the three months ended March 31, 2005 and the $114,000 of proceeds (and tax benefits) we received from the exercise of 22,600 stock options from authorized but unissued shares during the same period, offset by the accrual of $1.0 million in common stock dividends that were declared on March 31, 2005 and paid on April 15, 2005.

Additionally, stockholders’ equity increased due to a $4.8 million increase in the cumulative other comprehensive gain related to the net unrealized gains from derivatives, net of tax. The cumulative other comprehensive income, net of tax, recorded at March 31, 2005 denotes the changes in fair value of our hedges, net of reclassification to earnings for the three months ended March 31, 2005. The deferred gain amounts will be recognized as a yield adjustment to interest expense over the life of the previously hedged variable rate debt.

Contractual Obligations

The following table summarizes our material contractual obligations as of March 31, 2005:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Securitization pass-through securities (1)	$2,845,031	$842,188	$1,161,313	$412,770	$428,760
Operating leases	$19,839	$5,386	$10,834	$3,134	$485
Capital leases	$2,941	$1,554	$1,387	$--	$--

(1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At March 31, 2005, and December 31, 2004, we had outstanding origination commitments to fund approximately $105.7 million and $92.2 million, respectively, in mortgage loans.

Off-Balance Sheet Trusts

Substantially our entire off-balance sheet arrangements relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e. the excess cashflow certificates), there is $1.2 billion in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of March 31, 2005. These trusts have issued pass-through securities secured by these mortgage loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses and planned dividend payments. We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We generate working capital primarily from the cash proceeds from our quarterly securitizations, including the sale of MSRs. Our current cost structure has many embedded fixed costs, which are not likely to be significantly affected by a relatively substantial change in our loan origination volume. If we can continue to originate a sufficient amount of mortgage loans and continue our practice of securitizations, we expect to generate sufficient cash proceeds from our securitization financings, whole loan sales and the cash flows from our growing portfolio of mortgage loans held for investment to offset our current cost structure and cash uses. However, we may choose to not sell MSRs or reduce the amount of securitization debt we issue, which will negatively impact our cash flow in any period we do so.

We believe we must generate sufficient cash from the following in order to sustain our current level of working capital:

•	the proceeds we receive from selling or financing pass-through asset-backed securities in connection with our securitizations;

•	the proceeds from the sale of MSRs to a third party mortgage servicer;

•	the premiums we receive from selling whole loans on a servicing released basis;

•	origination fees collected on newly closed loans;

•	the cash flow from caps;

•	excess cashflow certificates we retained in connection with our securitizations prior to 2004; and

•	principal and interest payments we receive on our loans held for investment.

    Currently, our primary uses of cash requirements include the funding of:

•	mortgage loans held for investment - pre-securitization which are not financed;

•	interest expense on warehouse lines of credit, financing of mortgage loans held for investment, and other financings;

•	scheduled principal pay-downs on financing of mortgage loans held for investment and other financings;

•	transaction costs, derivative costs and credit enhancement (O/C) in connection with our securitization program;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•	tax payments, including those on excess inclusion income generated from our excess cashflow certificates; and

•	common stock dividends.

Historically, we have financed our operations utilizing securitization financings, various secured credit financing facilities, issuances of corporate debt, issuances of equity, and MSRs sold in conjunction with each of our securitizations to support our originations, securitizations, and general operating expenses.

Currently, our primary sources of liquidity, subject to market conditions, continue to be:

•	warehouse financing and other secured financing facilities;

•	financing related to the securitization of mortgage loans;

•	sales of whole loans and MSRs;

•	cash flows from our mortgage loans held for investment;

•	origination fees, interest income and other cash revenues; and

•	cash flows from retained excess cashflow certificates.

We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $932,000 and $1.1 million at March 31, 2005 and December 31, 2004, respectively. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $671,000 and $837,000 at March 31, 2005 and December 31, 2004.

        Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in “- Forward Looking Statements and Risk Factors”), we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least the next twelve months, however, there can be no assurance that we will be successful in this regard.

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

To originate and accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. The material terms and features of our financing facilities in place at March 31, 2005 are as follows:

RBS Greenwich Capital Warehouse Line of Credit. We have a $350.0 million facility with RBS Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides us with the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The facility provides the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-89 days delinquent may be financed at lower borrowing percentages. This facility expires in October 2005. As of March 31, 2005, the outstanding balance under the facility was $64.1 million.

Citigroup Warehouse Line of Credit. We have a $350.0 million facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-89 days delinquent may be financed at lower borrowing percentages. This facility expires in March 2006. As of March 31, 2005, the outstanding balance under the facility was $54.6 million.

Freidman, Billings, Ramsey (“FBR”) Line of Credit. We have a $200.0 million multi-seller asset-backed commercial paper facility with FBR, which bears interest based upon a fixed margin over the one-month LIBOR. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. This facility will expire in November 2005. As of March 31, 2005, we had no outstanding balance under the facility.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of March 31, 2005.

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

We also sell loans on a whole-loan basis to banks and other financial institutions. When we sell mortgage loans on a whole-loan basis we are normally subjected to standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans. These representations and warranties include provisions requiring us to repurchase a mortgage loan if a borrower fails to make one or more of the first loan payments due on the mortgage loan. In these instances, we are subject to repurchase risk in the event of a breach of standard representations or warranties we make in connection with these whole-loan sales.

Geographical Concentration

Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States. For the three months ended March 31, 2005, approximately 28% and 10%, based upon principal balance, of the mortgage loans we originated were on properties located in New York and Florida, respectively, with no other state representing more than 7% of the originations.

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

Impact of New Accounting Standards

In December 2004, the FASB published SFAS No. 123(R).  SFAS No. 123(R) replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) also amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

SFAS No. 123(R) is intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123(R), as amended by the SEC on April 14, 2005, as of the annual reporting period that begins after June 15, 2005 (or January 1, 2006). SFAS No. 123(R) applies to all awards granted after the required effective date and will not be applied to awards granted in periods before the required effective date except to the extent that prior periods’ awards are modified, repurchased or cancelled after the required effective date. The cumulative effect of initially applying SFAS No. 123(R), if any, will be recognized as of the required effective date. We are currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006.

SFAS No.123(R) provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of SFAS No. 123(R) as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits the restatement of prior periods to record compensation costs calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123(R) using the modified retrospective method. Since we currently account for stock options granted to employees in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The impact of adopting SFAS No. 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123(R) in a prior period, the impact would approximate the impact as described in the disclosure of pro forma net income and earnings per share under SFAS No. 123 in Note 5 to our consolidated financial statements “- Stock-Based Compensation.” SFAS No. 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

Forward-Looking Statements and Risk Factors

Except for historical information contained in the report, certain matters discussed in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which involve risk and uncertainties that exist in our operations and business environment and are subject to change on a variety of important factors. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These statements include, but are not limited to, the anticipated impact to our financial statements of our change to our accounting for securitizations, our future profitability, our future cash flows and liquidity requirements, the impact of changes in interest rates, our future hedging strategy, and our ability to realize benefits from our deferred tax asset. Such statements are subject to the “safe harbor” provisions of the PSLRA. We caution readers that numerous important factors discussed below, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made in the report. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

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

•
Our ability or inability to continue our practice of securitizing mortgage loans, as well as our ability to utilize optimal securitization structures (including the sale of MSRs, at the time of securitization) at terms favorable to us to generate sufficient cash proceeds to offset our current cost structure;

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

•	Increased competition within our markets, particularly in the wholesale loan channel, where an increasing number of lenders are competing for business from independent mortgage brokers;

•
The risks of defaults on the loans that we make to non-prime credit borrowers, and that our underwriting and loan quality monitoring systems will not be sufficient to minimize the impact from these defaults;

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

•	The risk that we will be subject to claims under environmental laws;

•
The risk that using Insured AVM's in lieu of appraisals could increase our losses.  An AVM maybe considered a less accurate measure to value a property than a full appraisal with an interior inspection performed by a licensed appraiser.  If the values received from the AVM are higher than the actual property values, we may incur higher losses.  While we do obtain an insurance policy on the AVM value at the time of origination, there can be no assurance that we will recover claims from this policy in the event of a loss.

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

•	The risk that we may need to repurchase loans securitized or sold on a whole-loan basis if we breach the representations and warranties that we make in connection with the sales;

•	Our ability or inability to continue monetizing our existing excess cashflow certificates, including without limitation, selling, financing or securitizing such assets;

•	The accuracy of our estimates of the value of our excess cashflow certificates;

•
Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers’ reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. We are particularly subject to economic conditions in the northeastern U.S., where approximately 28% of our loans were originated during the three months ended March 31, 2005. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market;

•
The effect that poor servicing or collections by third-party servicers that service the loans we originate, and/or regulatory actions and class action lawsuits against these servicers, could have on the value of our excess cashflow certificates, the net interest spread we earn and/or our ability to sell or securitize loans in the future;

•	The effect that an interruption in, or breach of, our information systems could have on our business;

•	Our ability or inability to adapt to an implement technological changes to become and/or remain competitive and/or efficient;

•	Unpredictable delays or difficulties in the development of new product programs;

•	Regulatory actions, which may have an adverse impact on our lending;

•
Changes in regulations issued by the Office of Thrift Supervision may limit our ability to charge prepayment penalties on some of the mortgage loans we originate, which could have an adverse impact on our securitizations and related profitability; and

•
The unanticipated expenses of assimilating newly-acquired business, if any, into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures.

•
Our inability to comply with REIT qualification tests for our Captive REIT on a continuous basis, would subject our securitization trusts issued by our Captive REIT to federal income tax as a corporation and not allow it to be filed as part of consolidated income tax return with any other corporation. The REIT rules require compliance with asset, income and ownership tests. The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock. Currently, members of the Miller family own approximately 48% of the common stock (including employee stock options as required by the Code calculation). There can be no assurance that we will be able to comply with these tests, or remain compliant. In such an event, a tax imposed upon these securitization trusts would reduce cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts. In such event, this would significantly affect our access to the securitization markets and warehouse and other credit facilities. In addition, it could harm our results of operations, financial condition and liquidity.

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

Changes in the general interest rate levels between the time we originate mortgage loans and the time we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income revenue by affecting the “excess spread” between the interest rate on the mortgage loans and the interest paid on the asset-backed pass-through securities issued by the securitization trusts. If interest rates rise between the time we originate the loans and the time we securitize or sell the loans, the excess spread generally narrows, resulting in a loss in value of the loans and lower net interest income for us on mortgage loans we securitize and a lower net gain on sale for us on whole loan sales. Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life in the case of securitizations and an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans arises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in our having a higher cost of funds. This decreases both the fair value of the mortgage loans and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the loans prior to their securitization or sale. As a result, we may experience lower spreads on securitized loans and a lower gain on whole loan sales.

The following table demonstrates the sensitivity, at March 31, 2005, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

(Dollars in thousands)	Fair Value of Excess Cashflow Certificates	Decrease (Increase) To Earnings (Pre-tax basis)

Fair value as of March 31, 2005	$14,059

10% increase in prepayment speed	14,459	$(400)
20% increase in prepayment speed	14,887	(828)

10% increase in credit losses	11,773	2,286
20% increase in credit losses	9,561	4,498

10% increase in discount rates	13,872	187
20% increase in discount rates	13,691	368

10% increase in one and six-month LIBOR	12,338	1,721
20% increase in one and six-month LIBOR	10,752	3,307

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

To reduce our financial exposure to changes in interest rates, we may hedge our mortgage loans held for sale through hedging products that are correlated to the pass-through securities issued in connection with the securitization of our mortgage loans (e.g., interest rate swaps). (See “-Item 2. - Summary of Critical Accounting Policies - Accounting for Hedging Activities”). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment and/or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “-Interest Rate Risk/Market Risk” and “-Item 2. - Forward Looking Statements and Risk Factors”).

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

Interest Rate Risk. Interest rates affect our ability to earn a spread between interest received on our loans and the cost of our borrowings, including the cost of corridors, if any, that are tied to various interest rate swap maturities, LIBOR, and other interest rate spread products, such as mortgage, auto and credit card backed receivable securities. Our profitability is likely to be negatively impacted during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could impact our ability to originate loans. A significant decline in interest rates could increase the level of loan prepayments, which would decrease the size of the loan servicing portfolio underlying our securitizations. To the extent excess cashflow certificates have been capitalized on our financial statements, higher than anticipated rates of loan prepayments or losses could require us to write down the value of these excess cashflow certificates, which adversely impact our earnings. In an effort to mitigate the effect of interest rate risk, we periodically review our various mortgage products and identify and modify those that have proven historically more susceptible to prepayments. However, there can be no assurance that these modifications to our product line will mitigate effectively any interest rate risk in the future.

Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can harm us by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, which decreases the value of the excess cashflow certificates we receive in connection with a securitization.

Fluctuating interest rates may also affect the net interest income we earn, resulting from the difference between the yield we receive on the loans held pending sale and the interest paid by us for funds borrowed under our warehouse facilities. In the past, from time to time, we have undertaken certain measures to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. See “- Item 2. - Summary of Critical Accounting Policies - Accounting for Hedging Activities.” Fluctuating interest rates also may significantly affect the excess cash flows from our excess cashflow certificates, as the interest rate on some of our asset-backed securities change monthly based on one-month LIBOR, but the collateral that backs such securities are comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates (fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six month) which creates basis risk. See “- Item 2. - Summary of Critical Accounting Policies - Excess Cashflow Certificates.” With our transition to on-balance sheet portfolio securitizations in 2004, we may undertake to hedge our exposure to interest rate risk as described above in “- Item 2. - Summary of Critical Accounting Policies - Accounting for Hedging Activities.”

When interest rates on our assets do not adjust at the same rates as our liabilities or when the assets have fixed-rates and the liabilities are adjusting, our future earnings potential is affected. We express this interest rate risk as the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change. We assess the risk based on the change in market values given increases and decreases in interest rates. We also assess the risk based on the impact to net income in changing interest rate environments.

Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2005, borrowings under all of our financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed-rate; the remainder contains features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This 30-year loan is fixed for its first two years and then adjusts every six months thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure enhances our net interest income during the relevant period. However, if short-term interest rates rise rapidly, the earnings potential is significantly affected, as the asset rate resets would lag behind the borrowing rate resets.

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

As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we project our net interest income for the next 12 months and 36 months using current period end data along with a forward LIBOR curve and the prepayment speed assumptions we used to estimate the fair value of our excess cashflow certificates.

We refer to the one-year and the three-year projections of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at March 31, 2005:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points

One Year Projection:
Net interest income (1)(2)	$95,383	$94,944	$94,293	$97,844	$102,980
Percentage change from base		(0.46)%	(1.14)%	2.58%	7.96%

Three Year Projection:
Net interest income (1)(2)	$170,848	$164,821	$159,191	$180,630	$191,256
Percentage change from base		(3.53)%	(6.82)%	5.73%	11.94%

(1) Net interest income from assets (income from mortgage loans held for sale, mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

        (2) Assumes warehouse interest expense through June 30, 2005.

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

Corridors are legal contracts between us and a third party firm or “counterparty.” The counterparty agrees to make payments to us in the future (net of the in-the-money interest rate cap sold as part of the corridor) should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We have chosen to pay the premiums to the counterparties at the beginning of each contract. Each contract has both a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn corridor income (net of the in-the-money interest rate cap sold as part of the corridor). Payments on an annualized basis equal the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed-rate of interest while receiving a rate that adjusts with one-month LIBOR.

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted average strike rates for corridors that we held as of March 31, 2005.

(Dollars in thousands, except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$2,239,803	$1,361,641	$580,087	$113,877	$45,852	$138,346
Weighted average strike Price	$4.78	$3.74	$5.87	$7.41	$7.39	$7.43

Caps sold - notional	$2,239,803	$1,361,641	$580,087	$113,877	$45,852	$138,346
Weighted average strike Price	$7.90	$7.14	$8.68	$9.37	$9.27	$10.41

Item 4. Controls and Procedures.

Prior to the filing of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in our internal controls over financial reporting that occurred during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There were no significant deficiencies or material weaknesses identified during the course of this evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the HOEPA, TILA, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought: (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In the fourth quarter of 1999, we and the NYSBD submitted opposition to the plaintiffs’ motion. In March 2000, the Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the Court’s request in or about April 2004. In August 2004, the Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and the Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. We believe the appellate court will uphold the settlement, but if it does not, we believe we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

•
In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against the LLC, Delta Funding Residual Management, Inc. (“DFRM”), and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest; (b) specific performance of the LLC’s obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Mr. Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered the New York County action. In February 2004, the Nassau County Court denied Mr. Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Mr. Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Mr. Morrison’s countersuit, which the Court denied in September 2004. Discovery is proceeding. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

•
In or about December 2003, we received a notice that we had been named in two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek: (a) certification of a class of plaintiffs, (b) direction to return fax fees charged to borrowers, and (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged: (1) breach of contract, (2) statutory fraud and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims. The plaintiff was granted leave to file a motion to amend his complaint in the fax fee case, which rendered our February 2004 motion to dismiss moot. The plaintiff filed an amended complaint in July 2004 and we filed a new motion to dismiss in August 2004, which the court denied in January 2005, and we have since filed an answer in that case. In March 2004, we filed a motion to dismiss the case pertaining to per diem interest claims, which the court denied in September 2004. We have since filed an answer in that case and plaintiffs filed a motion to dismiss our affirmative defenses, which the Court granted, permitting us leave to replead the defenses with more particularity, which we have done. Discovery has commenced in both cases. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In our about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our Fidelity subsidiary did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act. The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys fees, (5) leave to add additional plaintiffs and (6) leave to amend to add claims under applicable state laws. We filed an answer and discovery has commenced. In April 2005, the plaintiffs filed a motion for class certification and our opposition papers are due in May 2005. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, our Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided in 2005 by our external auditors, KPMG LLP. The services include the annual audit, quarterly reviews, issuances of consents related to SEC filings, and certain tax compliance services.

Item 6. Exhibits.

Exhibit No.	Filed	Description

31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(a)	Section 1350 Certification of the Chief Executive Officer
32.2	(a)	Section 1350 Certification of the Chief Financial Officer
_______________
(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA FINANCIAL CORPORATION (Registrant)

Dated: May 13, 2005	By:	/s/ Hugh Miller

Title: President and Chief Executive Officer

By:	/s/ Richard Blass

Title: Executive Vice President and Chief Financial Officer