Form 10-Q
period 2005-06-30
DELTA FINANCIAL CORP
filed 2005-08-05
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or
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
Yes [ ]  No [ x ]

As of August 4, 2005, 20,362,187 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Cash and cash equivalents	$4,376	$5,187

Mortgage loans held for investment, net of discounts and deferred origination fees	3,462,651	2,351,272
Less: Allowance for loan losses	(23,983)	(10,278)
Mortgage loans held for investment, net	3,438,668	2,340,994

Trustee receivable	45,531	30,197
Accrued interest receivable	19,114	12,280
Excess cashflow certificates	11,024	14,933
Equipment, net	4,963	4,298
Accounts receivable	8,052	6,453
Prepaid and other assets	29,382	26,125
Deferred tax asset	53,778	50,326
Total assets	$3,614,888	$2,490,793

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$972	$1,110
Warehouse financing	119,104	135,653
Financing on mortgage loans held for investment, net	3,368,929	2,236,215
Other borrowings	2,550	3,330
Accrued interest payable	7,546	4,282
Accounts payable and other liabilities	25,850	23,023
Total liabilities	3,524,951	2,403,613

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 20,478,987 and 20,403,187 shares issued and 20,362,187 and 20,286,387 shares outstanding at June 30, 2005 and December 31, 2004, respectively	205	204
Additional paid-in capital	119,816	119,451
Accumulated deficit	(25,349)	(28,950)
Accumulated other comprehensive (loss) income, net of taxes	(3,417)	(2,207)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	89,937	87,180
Total liabilities and stockholders’ equity	$3,614,888	$2,490,793

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest income	$66,157	$18,759	$121,033	$26,043
Interest expense	36,489	5,510	64,272	7,423
Net interest income	29,668	13,249	56,761	18,620
Provision for loan losses	7,478	2,243	14,342	2,675
Net interest income after provision for loan losses	22,190	11,006	42,419	15,945

Non-interest income:
Net gain on sale of mortgage loans	6,592	1,513	11,920	9,253
Other income	2,581	108	5,396	204
Total non-interest income	9,173	1,621	17,316	9,457

Non-interest expense:
Payroll and related costs	15,027	12,595	30,181	24,154
General and administrative	10,099	7,583	19,894	13,712
Loss (gain) on derivative instruments	334	(4,585)	318	139
Total non-interest expense	25,460	15,593	50,393	38,005

Income (loss) before income tax expense (benefit)	5,903	(2,966)	9,342	(12,603)
Provision for income tax expense (benefit)	2,328	(1,136)	3,708	(4,858)
Net income (loss)	$3,575	$(1,830)	$5,634	$(7,745)

Other Comprehensive (Loss) Income:
Net unrealized holding (losses)/gains on derivatives arising during the period, net of tax	(6,012)	45	(1,210)	45
Other comprehensive income (loss)	$(2,437)	$(1,785)	$4,424	$(7,700)

Per Share Data:
Basic - weighted average number of shares outstanding	20,324,356	16,943,982	20,310,194	16,934,174
Diluted - weighted average number of shares outstanding	21,260,925	16,943,982	21,248,274	16,934,174

Net income (loss) applicable to common shares	$3,575	$(1,830)	$5,634	$(7,745)

Basic earnings per share - net income (loss)	$0.18	$(0.11)	$0.28	$(0.46)
Diluted earnings per share - net income (loss)	$0.17	$(0.11)	$0.27	$(0.46)

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2005
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Treasury Stock	Total

Balance at December 31, 2004	$204	$119,451	$(28,950)	$(2,207)	$(1,318)	$87,180
Stock options exercised, inclusive of tax benefit	1	365	--	--	--	366
Cash dividend paid	--	--	(1,015)	--	--	(1,015)
Dividend declared and payable	--	--	(1,018)	--	--	(1,018)
Net unrealized losses from derivatives, net of tax	--	--	--	(1,210)	--	(1,210)
Net income	--	--	5,634	--	--	5,634
Balance at June 30, 2005	$205	$119,816	$(25,349)	$(3,417)	$(1,318)	$89,937

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,634	$(7,745)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	14,342	2,675
(Recovery) provision for recourse loans	(331)	--
Depreciation and amortization	1,105	913
Deferred tax benefit	(2,679)	(5,655)
Deferred origination costs	(3,779)	(1,035)
Gain on change in fair value of excess cashflow certificates	(5,193)	--
Gain on sale of mortgage servicing rights	(72)	--
Amortization of bond securitizations deferred costs and premiums	1,364	(4,011)
Cash flows received from excess cashflow certificates, net of amortization	9,102	589
Proceeds from sale of mortgage servicing rights, net	10,462	7,350
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,599)	553
Decrease in mortgage loans held for sale, net	--	51,269
Increase in trustee receivable, net	(15,334)	--
Increase in accrued interest receivable	(6,914)	(5,860)
Increase in prepaid and other assets	(5,620)	(10,905)
Increase in accrued interest payable	3,264	1,245
Increase in accounts payable and other liabilities	2,791	5,503
Net cash provided by operating activities	6,543	34,886

Cash flows from investing activities:
Increase in mortgage loans held for investment, net	(1,116,649)	(1,059,052)
Purchase of equipment	(1,770)	(1,427)
Net cash used in investing activities	(1,118,419)	(1,060,479)

Cash flows from financing activities:
Repayment of warehouse financing, net	(16,549)	(61,049)
Proceeds of financing on mortgage loans held for investment, net	1,130,194	1,101,143
(Repayment of) proceeds from other borrowings, net	(780)	651
Decrease in bank payable	(138)	(1,379)
Cash dividends paid on common stock	(2,028)	--
Redemption of preferred stock	--	(13,916)
Proceeds from exercise of stock options	366	182
Net cash provided by financing activities	1,111,065	1,025,632

Net (decrease) increase in cash and cash equivalents	(811)	39

Cash and cash equivalents at beginning of period	5,187	4,576

Cash and cash equivalents at end of period	$4,376	$4,615

	Six Months Ended June 30,
	2005	2004
Supplemental Information:
Cash paid during the period for:

Interest	$58,844	$6,163
Income taxes	$11,285	$672

Non-cash transactions:

Dividends payable	$1,018	$848
Transfer of mortgage loans held for investment to real estate owned, net	$1,905	$--

See accompanying notes to consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

Delta Financial Corporation is a Delaware corporation, organized in August 1996.

The accompanying unaudited consolidated financial statements include the accounts of Delta Financial Corporation and its wholly owned subsidiaries (collectively, the “Company,”“we” or “us”). The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the financial position and results of operations for the periods presented. Certain reclassifications have been made to prior-period financial statements to conform to the 2005 presentation.

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that will be expected for the entire year.

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

(3) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

        For cash flow reporting purposes, cash and cash equivalents includes cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $226,000 and $215,000 of interest-bearing deposits with select financial institutions at June 30, 2005 and December 31, 2004, respectively.

Additionally, cash and cash equivalents as of June 30, 2005 and December 31, 2004 included restricted cash held in various accounts totaling $344,000 and $461,000, respectively.

(b) Mortgage Loans Held for Sale, Net

Until the third quarter of 2004, we classified all mortgage loans originated by us and held pending securitization or sale as mortgage loans held for sale. Commencing in the fourth quarter of 2004, mortgage loans held pending securitization or sale have been classified as mortgage loans held for investment - pre-securitization. We changed this classification because we determined that we would ultimately securitize the majority of the mortgage loans held through securitizations structured as secured financings. The majority of these loans, therefore, will remain on our balance sheet as mortgage loans held for investment - securitized. While we may from time to time ultimately sell some of the mortgage loans we hold, we usually do not make the determination regarding which mortgage loans will be sold until sometime in the following reporting period. As such, at June 30, 2005 and December 31, 2004, we did not hold any mortgage loans for sale.

Prior to the change in classification, mortgage loans held for sale, net represented fixed-rate and adjustable-rate mortgage loans that had a contractual maturity of up to 30 years. These mortgage loans were secured by residential properties and were recorded at the lower of amortized cost or fair value, as determined on a loan-by-loan basis. We typically held our mortgage loans held for sale for no more than 120 days, and for 60 days on average, before they were sold and/or securitized in the secondary market. During the period in which the loans were held for sale, we earned the coupon rate of interest paid by the borrower, and paid interest to the lenders that provide our warehouse financing to the extent that we utilized such financing. We also paid a sub-servicing fee to a third party during the period the loans were held for sale. Loan origination fees, discount points and certain direct origination costs associated with loans held for sale were initially recorded as an adjustment of the cost to the loan. Gains or losses on sales of mortgage loans were recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

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

The allocated cost basis of mortgage servicing rights (“MSRs”) is recorded as an asset with an offsetting reduction (i.e., discount) in the cost basis of the mortgage loans. Under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125,” the discount is measured using the relative fair values of the mortgage loans and MSRs to allocate the carrying value between the two assets. The MSRs are generally sold to a third-party servicer. The resulting discount is accreted to interest income on a level-yield basis over the contractual life of the related loans, on a pool-by-pool basis, using the interest method calculation.

Additionally, in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases - an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,”the net deferred origination fees or costs associated with our mortgage loans held for investment are amortized to income on a level-yield basis over the contractual life of the related loans, on a pool-by-pool basis, using the interest method calculation.

The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on the amount of time spent and actual costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans for that period. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts for the six months ended June 30, 2005. Management periodically reviews its time and cost estimates to determine whether revisions to the deferral amounts are necessary. Revisions would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail segments.

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

       In evaluating the adequacy of this allowance, there are qualitative factors and estimates that must be considered when assessing and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrower’s ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control, there is inherent uncertainty in these items and it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for losses, any increase in the provision for losses would decrease our income for that period. Management considers the allowance for loan losses at June 30, 2005 to be adequate.

Additionally, in connection with loans sold on a recourse basis (prior to 1991), we have a recourse reserve (included on the balance sheet within “accounts payable and other liabilities”), which is based on our estimate of probable losses to be borne by us under the terms of the recourse obligation. The methodology under which the recourse reserve is calculated is similar to the methodology utilized in determining the allowance for loan losses. Management considers the recourse reserve at June 30, 2005 to be adequate.

(e) Trustee Receivable

Trustee receivable principally represents any un-remitted principal payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date. Each month, the third-party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments received through a mid-month cut-off date. Unscheduled principal payments and prepaid principal loan payments received after the cut-off date for the current month are recorded by us as a trustee receivable on the consolidated balance sheet. The trustee or third-party loan servicer retains these unscheduled principal payments until the following month’s scheduled remittance date, at which time they principally will be used to pay down financing on mortgage loans held for investment, net.

(f) Excess Cashflow Certificates

Prior to 2004, we structured our securitization transactions to be accounted for as sales. In these transactions the excess cash flow certificates represent one or all of the following assets: (1) residual interest (“BIO”) certificates, (2) P certificates (prepayment penalty fees), (3) payments from our interest rate cap providers, and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates are classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their allocated fair value. The amount recorded for the excess cashflow certificates is reduced for cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value in accordance with SFAS No. 140. Any changes in fair value are recorded as a component of “other income” or “other expense” in our consolidated statement of operations. For the three and six months ended June 30, 2005, we recorded $2.5 million and $5.2 million, respectively, of income due to an increase in the fair value of excess cashflow certificates. For the three and six months ended June 30, 2004, we recorded no fair value adjustments related to excess cashflow certificates.

We are not aware of any active market for the sale of our excess cashflow certificates. Accordingly, our estimate of fair value is subjective. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and forward London Interbank Offering Rate (“LIBOR”) interest rate curves to value future expected excess cash flows. We regularly analyze and review our assumptions to determine that the expected return (interest income) on our excess cashflows certificates is within our expectations.

The Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Recognition of Interest and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which provides guidance on expected return (interest income) recognition and fair value measurement for interests (excess cashflow certificates) retained in a securitization transaction accounted for as a sale. In order to determine whether there has been a favorable change (increase to earnings) or an adverse change (decrease to earnings) in excess cashflow certificates, a comparison is made between (1) the present value of the excess cash flows at period end, and (2) the estimated carrying value at period end - which is based on the change from the beginning period and adjusted for the required rate of return within the period (currently, the required rate of return is our discount rate of 15% per annum). If the present value of the excess cash flows at period end is greater than the carrying value at period end, the change is considered favorable. If the present value of the excess cash flows at the end of the period is less than the carrying value, the change is considered adverse. In both situations, the fair value adjustment, if any, will be equal to the excess above or the deficit below the required rate of return (the discount rate).

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

Depreciation and amortization are included in “general and administrative expenses” in our consolidated statements of operations, and amounted to approximately $543,000 and $478,000 for the three months ended June 30, 2005 and 2004, respectively, and $1.1 million and $913,000 for the six months ended June 30, 2005 and 2004, respectively.

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

The balance of REO is included in “prepaid expenses and other assets” on the consolidated balance sheet. We had $2.0 million and $578,000 of REO properties as of June 30, 2005 and December 31, 2004, respectively. No provision was made during the three and six months ended June 30, 2005 for the decrease in the fair value of the REO properties. No provision was made during the three and six months ended June 30, 2004 as we held no REO properties during the first six months of 2004.

(i) Warehouse Financing

Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held pending securitization or sale. Generally, warehouse financing facilities are used as interim, short-term financing which bear interest at a fixed margin over an index, such as LIBOR. The outstanding balance of our warehouse lines will fluctuate based on our lending volume, cash flows from operations, whole-loan sale transactions, other financing activities and equity transactions.

(j) Financing on Mortgage Loans Held for Investment, Net

Financing on mortgage loans held for investment, net represents the securitization debt (asset-backed certificates or notes, referred to as “asset-backed securities”) used to finance loans held for investment - securitized, along with any discounts on the financing. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment - securitized.

Asset-backed securities are secured, or backed, by the pool of mortgage loans purchased by the securitization trust, which are recorded as mortgage loans held for investment - securitized on our balance sheet. Generally, the asset-backed security financing is comprised of a series of senior and subordinate securities with varying maturities ranging generally from one to 20 years and bearing either a fixed rate of interest or a variable rate of interest (representing a fixed margin over one-month LIBOR). The variable-rate asset-backed securities adjust monthly. Prior to 2004, we did not structure our securitizations as secured financings and we did not have mortgage loans held for investment or related borrowings.

Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level-yield basis over the estimated life of the debt issued. From time to time we may utilize derivative instruments (cash flow hedges), such as interest rate swap contracts and corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices), in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk).

Our securitizations are structured legally as sales and thus, we are not legally required to make payments to the holders of the asset-backed securities. The only recourse of the asset-backed securities holders for repayment is from the underlying mortgages specifically collateralizing the debt. The assets held by the securitization trusts are not available to our general creditors. As with past securitizations, we have potential liability to each of the securitization trusts for any breach of the standard representations and warranties that we provided in connection with each securitization.

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

(k) Interest Income

Interest income primarily represents the sum of (a) the gross interest, net of servicing fee, we earn on mortgage loans held for investment - securitized; (b) the gross interest we earn on mortgage loans held for investment - pre-securitization; (c) securitization accrued bond interest (income received from the securitization trust for fixed-rate asset-backed securities at the time of securitization settlement); (d) excess cashflow certificate income; (e) interest earned on bank accounts; (f) prepayment penalty fees; and (g) amortized discounts, deferred costs and fees recognized on a level-yield basis.

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

At June 30, 2005 and December 31, 2004, we had $46.0 million and $19.8 million, respectively, of mortgage loans held for investment on non-accrual status.

(l) Interest Expense

Interest expense primarily represents the borrowing costs under (a) our warehouse credit facilities to finance loan originations; (b) securitization debt; (c) equipment financing; and (d) amortized discounts and deferred costs on a level-yield basis.

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

We generally sell loans on a non-recourse servicing-released basis and as such, the risk of loss or default by the borrower has generally been assumed by the purchaser. However, we are generally required to make certain representations and warranties by these purchasers relating to borrowers’ creditworthiness, loan documentation and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

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

(n) Mortgage Servicing Rights Sales

We generally sell the mortgage servicing rights to a third party as of the securitization date. Upon the sale, we allocate a portion of the accounting basis of the mortgage loans held for investment to the mortgage servicing rights, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool-by-pool basis, using the interest method calculation. For the three and six months ended June 30, 2005, we received $5.2 million and $10.5 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings. For the three and six months ended June 30, 2004, we received $4.2 million and $6.6 million, respectively, from the third-party servicer for the right to service the mortgage loans.

Additionally, for the six months ended June 30, 2004, we received $661,000 from the third-party servicer for the right to service the mortgage loans collateralizing our securitization that was structured to be accounted for as a sale. This amount reflected the monies we received for $113.9 million of mortgage loans we delivered in January 2004 under a pre-funding feature in our fourth quarter 2003 securitization. Because this securitization transaction was accounted for as a sale, we recorded the $661,000 that we received for the mortgage servicing rights relating to the $113.9 million of mortgage loans as gain-on-sale revenue during the first quarter of 2004.

(o) Derivative Instruments

We regularly issue securitization asset-backed securities collateralized by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when asset-backed securities are issued. Our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings. At times, we also use corridors that are designed to limit our financing costs within the securitization by maintaining minimum margins. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and neither is used by us for speculative purposes.

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

(4) Recent Accounting Developments

Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Share-Based Payment. In December 2004, the FASB published SFAS No. 123 (revised), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

SFAS No. 123(R) is intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123(R), as amended by the SEC on April 14, 2005, as of the annual reporting period that begins after June 15, 2005 (or January 1, 2006). SFAS No. 123(R) applies to all awards granted after the required effective date and will not be applied to awards granted in periods before the required effective date, except to the extent that prior periods’ awards are modified, repurchased or cancelled after the required effective date. The cumulative effect of initially applying SFAS No. 123(R), if any, will be recognized as of the required effective date. We are currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006.

SFAS No. 123(R) provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of SFAS No. 123(R) as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits the restatement of prior periods to record compensation costs calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123(R) using the modified retrospective method. Since we currently account for stock options granted to employees in accordance with the intrinsic value method permitted under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” no compensation expense is recognized. The impact of adopting SFAS No. 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123(R) in a prior period, the impact would approximate the impact as described in the disclosure of pro forma net income and earnings per share under SFAS No. 123 in Note 5 “- Stock-Based Compensation.” SFAS No. 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

(5) Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides three alternative methods for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In accordance with SFAS No. 148, and as allowed by SFAS No. 123, we continue to apply the intrinsic-value method of accounting prescribed by APB Opinion No. 25 and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options. Under this method, compensation expense is recorded over the vesting period only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Accordingly, no compensation expense has been recognized for stock option awards granted through June 30, 2005, since the exercise price was at the fair market value of our common stock on the grant date. We have elected to adopt only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma net income (loss) as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2005	2004	2005	2004
Net income (loss), as reported	$3,575	$(1,830)	$5,634	$(7,745)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	88	74	279	143
Pro forma net income (loss) applicable to common shares	$3,487	$(1,904)	$5,355	$(7,888)

Earnings per share:
Basic - as reported	$0.18	$(0.11)	$0.28	$(0.46)
Basic - pro forma	$0.17	$(0.11)	$0.26	$(0.47)
Diluted - as reported	$0.17	$(0.11)	$0.27	$(0.46)
Diluted - pro forma	$0.16	$(0.11)	$0.25	$(0.47)

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

Mortgage loans held for investment - securitized is comprised of the mortgage loans collateralizing our outstanding securitization asset-backed securities. During the six months ended June 30, 2005, we closed two securitization transactions totaling $1.5 billion ($729.0 million closed during the three months ended June 30, 2005) of secured financing, which was collateralized by $1.5 billion ($750.0 million of collateral relates to the second quarter of 2005 securitization) of mortgage loans held for investment - securitized. During the year ended December 31, 2004, we closed four securitization transactions totaling $2.3 billion of secured financings, which were collateralized by $2.3 billion of mortgage loans held for investment - securitized. All of these securitization transactions were structured to be accounted for as secured financings. Mortgage loans held for investment - securitized had a weighted-average interest rate of 7.74% and 7.81% per annum at June 30, 2005 and December 31, 2004, respectively.

Mortgage loans held for investment - pre-securitization is comprised of mortgage loans to be included in a securitization and, to a lesser extent, an amount of loans that may be sold on a whole-loan basis. Included in our mortgage loans held for investment - pre-securitization at June 30, 2005 and December 31, 2004, was approximately $119.1 million and $135.7 million of these mortgages that were pledged as collateral for our warehouse financings at June 30, 2005 and December 31, 2004, respectively. Mortgage loans held for investment - pre-securitization had a weighted-average interest rate of 8.01% and 7.86% per annum at June 30, 2005 and December 31, 2004, respectively.

The following table presents a summary of mortgage loans held for investment, net at June 30, 2005 and December 31, 2004:

(Dollars in thousands)	At June 30, 2005	At December 31, 2004
Mortgage loans held for investment - securitized	$3,311,652	$2,165,353
Mortgage loans held for investment - pre-securitization	179,587	206,289
Discounts (MSR related)	(21,452)	(14,570)
Net deferred origination fees	(7,136)	(5,800)
Allowance for loan losses	(23,983)	(10,278)
Mortgage loans held for investment, net	$3,438,668	$2,340,994

For the three months ended June 30, 2005 and 2004, we recorded interest income related to our mortgage loans held for investment - securitized, net of $57.4 million and $13.3 million, respectively. For the six months ended June 30, 2005 and 2004, we recorded interest income related to our mortgage loans held for investment - securitized, net of $103.3 million and $15.7 million, respectively.

For the three months ended June 30, 2005 and 2004, we recorded interest income related to our mortgage loans held for investment - pre-securitization (mortgage loans held for sale), net of $6.9 million and $3.5 million, respectively. For the six months ended June 30, 2005 and 2004, we recorded interest income related to our mortgage loans held for investment - pre-securitization (mortgage loans held for sale), net of $13.7 million and $7.2 million, respectively.

The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the three and six months ended June 30, 2005 and 2004. We did not have mortgage loans held for investment or a related allowance prior to 2004.

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$16,808	$432	$10,278	$--
Provision	7,478	2,244	14,342	2,676
Charge-offs	(303)	--	(637)	--
Ending balance	$23,983	$2,676	$23,983	$2,676

As of June 30, 2005 and December 31, 2004, we had $46.0 million and $19.8 million, respectively, of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $1.0 million and $1.6 million for the three and six months ended June 30, 2005, respectively. At and for the six months ended June 30, 2004, we had no mortgage loans held for investment that were 90 days or more delinquent.

(7) Excess Cashflow Certificates

The following table presents the activity related to our excess cashflow certificates for the six months ended June 30, 2005 and the year ended December 31, 2004:

(Dollars in thousands)	For the Six Months Ended June 30, 2005	For the Year Ended December 31, 2004
Balance, beginning of year	$14,933	$19,853
Accretion	895	2,073
Cash receipts	(9,997)	(8,359)
Net change in fair value	5,193	1,366
Balance, end of period	$11,024	$14,933
In accordance with EITF 99-20, we regularly analyze and review our assumptions to determine whether the actual rate of return (interest income) on our excess cashflow certificates is within our expectations. The expected rate of return is recorded as a component of interest income. Any return that is either greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of “other income” in the consolidated statement of operations.

Since we structured our 2005 and 2004 securitizations to be accounted for as secured financings, we no longer record excess cashflow certificates on our consolidated balance sheet for our newly issued securitizations.

(8) Warehouse Financing

Our warehouse lines of credit are collateralized by specific mortgage loans held for investment - pre-securitization, the balances of which are equal to or greater than the outstanding balances under the lines at any point in time. The amounts available under these warehouse lines are based on the amount of the collateral pledged. The amount we have outstanding on our committed facilities at any quarter end generally is a function of our mortgage loan originations relative to the timing of our securitizations and whole-loan sales.

The following table summarizes information regarding warehouse financing at June 30, 2005 and December 31, 2004:

(Dollars in thousands)			Balance at
Warehouse Line of Credit	Facility Amount	Interest Rate	6/30/05	12/31/04	Expiration Date
RBS Greenwich Capital	$ 350,000	Margin over LIBOR	$ 97,361	$ 135,653	October 2005
Citigroup	350,000	Margin over LIBOR	21,743	--	March 2006
Friedman, Billings, Ramsey	200,000	Margin over LIBOR	--	--	November 2005
Total	$ 900,000		$ 119,104	$ 135,653

As securitization transactions are completed, a portion of the proceeds from the long-term debt issued in the securitization is used to pay down our warehouse lines of credit. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $119.1 million we held at June 30, 2005, as our mortgage production and securitization programs continue.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of this type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of June 30, 2005.

(9) Financing on Mortgage Loans Held for Investment, Net

Commencing in 2004, we began structuring our securitizations to be accounted for as secured financings, in accordance with SFAS No. 140. We have completed six securitizations (two in 2005 and four in 2004) that were structured to be accounted for as secured financings. Prior to March 2004, we structured our securitizations to be accounted for as sales.

For the six securitizations completed since March 2004, the securitization trust or special purpose entity (“SPE”) holds mortgage loans, referred to as “securitization loans,” and issues debt (and certificates in 2004) represented by securitization asset-backed securities. Accordingly, the securitization loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding securitization debt is recorded as a liability under “financing on mortgage loans held for investment, net.” Since these securitizations were structured as financings and not sales, no gain-on-sale revenue was recorded at the time the securitizations closed. Rather, we record interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with each securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level-yield basis over the estimated life of the asset-backed securities. We also allocate a portion of the accounting basis of the mortgage loans held for investment to the MSRs, which results in a discount to the mortgage loans held for investment. Both the discount related to the MSRs and the net incremental direct fees and costs to originate the loans are amortized on a level-yield basis over the estimated life of the related loans using the interest method calculation.

We have historically sold or financed our mortgage loans through the securitization market, issuing asset-backed securities. We will continue to build our loan portfolio and match fund our mortgage loans using asset-backed securities issued in the securitization market. We believe that issuing asset-backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed-rate loans by securitizing them. Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by non-conforming mortgage loans.

At June 30, 2005 and December 31, 2004, the outstanding financing on mortgage loans held for investment, net consisted of $3.4 billion and $2.2 billion, respectively.

The following table summarizes the expected maturities on our secured financings at June 30, 2005:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backed securities, net	$3,368,929	$1,034,858	$1,348,990	$524,166	$460,915

Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on the underlying mortgage loan collateral using similar prepayment speed assumptions we use to value our excess cashflow certificates.

(10) Derivative Instruments

We account for our derivative financial instruments such as corridors and interest rate swaps as cash flow hedges. The corridors hedge our interest rate risk on securitization variable-rate debt and the interest rate swaps hedge uncertain cash flows associated with future securitization financing. At June 30, 2005 and December 31, 2004, the fair value of our corridors totaled $14.5 million and $16.1 million, respectively, and the fair value of our interest rate swaps totaled losses of $528,000 and $166,000, respectively. The fair value of our corridors and interest rate swaps are recorded as a component of other assets and other liabilities. As of June 30, 2005, the effective portion of the changes in fair value of the corridors, interest rate swaps and the loss on the terminated swaps are recorded as components of accumulated other comprehensive income and total losses, net of tax, of $76,000, $322,000 and $3.0 million, respectively. As of December 31, 2004, the effective portion of the changes in fair value of the corridors, interest rate swaps and the loss on the terminated swaps are recorded as components of accumulated other comprehensive loss and total losses, net of tax, of $476,000, $101,000 and $1.6 million, respectively. Accumulated other comprehensive income or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings. Prior to receiving hedge accounting treatment in May 2004, derivatives that were not designated as hedging instruments resulted in a $4.3 million gain and $377,000 net loss for the three and six months ended June 30, 2004, respectively. As of June 30, 2005, all of the outstanding derivatives were designated as hedging instruments. Hedge ineffectiveness associated with hedges resulted in losses of $334,000 and $318,000 for the three and six months ended June 30, 2005, respectively. Hedge ineffectiveness resulted in a gain of $238,000 for both the three and six months ended June 30, 2004, respectively.

The following table summarizes the notional amount, expected maturities and weighted-average strike price for the corridors that we held as of June 30, 2005:

(Dollars in thousandsexcept strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$2,698,082	$1,685,722	$645,815	$195,053	$42,721	$128,771
Weighted average strike price	$5.35	$4.48	$6.32	$7.86	$7.43	$7.44

Caps sold - notional	$2,698,082	$1,685,722	$645,815	$195,053	$42,721	$128,771
Weighted average strike price	$8.08	$7.55	$8.73	$9.48	$9.27	$9.29

The notional amount of the caps bought and sold totaled $1.9 billion each at December 31, 2004.

(11) Earnings Per Share

Earnings per share (“EPS”), is computed in accordance with SFAS No. 128, “Earnings Per Share.”Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period presented. The computation of diluted earnings per share gives effect to stock options (except for those stock options with an exercise price greater than the average market price of our common stock during the period) outstanding during the applicable periods. The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2005	2004	2005	2004
Net income (loss), as reported	$3,575	$(1,830)	$5,634	$(7,745)
Less preferred stock dividends	--	--	--	--
Net income (loss) available to common shareholders	$3,575	$(1,830)	$5,634	$(7,745)

Basic - weighted-average shares	20,324,356	16,943,982	20,310,194	16,934,174
Basic EPS	$0.18	$(0.11)	$0.28	$(0.46)

Basic - weighted-average shares	20,324,356	16,943,982	20,310,194	16,934,174
Incremental shares-options (1)	936,569	--	938,080	--
Diluted - weighted-average shares	21,260,925	16,943,942	21,248,274	16,934,174
Diluted EPS (1)	$0.17	$(0.11)	$0.27	$(0.46)

(1) For the three and six months ended June 30, 2004 weighted-average shares of approximately 1.0 million and 1.1 million, respectively, of in-the-money employee stock were excluded from the calculation of diluted earnings per share since their effect was anti-dilutive.

The weighted-average share count for the three and six months ended June 30, 2005 also reflects the full impact of our public offering in the third quarter of 2004. On July 21, 2004, we announced the public offering of 4,375,000 shares of our common stock at a price of $6.50 per share. The offering closed on July 26, 2004. We sold 3,137,597 of these shares from authorized but unissued shares and existing stockholders sold 1,237,403 shares. In August 2004, the underwriters exercised a portion of their over-allotment option, which resulted in existing shareholders selling 85,000 additional shares on August 25, 2004. We received approximately $18.7 million in net proceeds from the offering, which excludes the proceeds related to those shares sold by existing stockholders and after underwriting and other related professional fees. The proceeds were used to repay warehouse financings and originate mortgage loans.

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

(13) 2005 Stock Incentive Plan and 2005 Senior Executive Bonus Plan

On May 24, 2005, the stockholders approved our (a) 2005 Stock Incentive Plan (“2005 Plan”) and (b) 2005 Senior Executive Bonus Plan (“2005 Bonus Plan”) at our annual stockholders meeting. In March 2005, our Board of Directors approved the adoption of the 2005 Plan and the 2005 Bonus Plan, and the Compensation Committee of the Board of Directors (“Compensation Committee”) designated the participants in the 2005 Bonus Plan for 2005 (including establishing for each participant a target award, performance goal and formula to determine the actual award). The 2005 Plan became effective upon approval by our stockholders at the annual stockholders meeting. The 2005 Bonus Plan became effective in March 2005 upon its adoption by the Board of Directors but was subject to approval by our stockholders at the annual stockholders meeting.

2005 Stock Incentive Plan - A total of 1,000,000 shares of our common stock are initially reserved for issuance under the 2005 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in our common stock or capital structure.

The 2005 Plan is administered by the Compensation Committee. The 2005 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”). Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants.

The term of any award granted under the 2005 Plan may not be for more than ten years (or five years in the case of an incentive stock option granted to any participant who owns stock representing more than 10% of the combined voting power of our company or any parent or subsidiary of ours), excluding any period for which the participant has elected to defer the receipt of the shares or cash issuable pursuant to the award.

The 2005 Plan authorizes the administrator to grant incentive stock options and non-qualified stock options at an exercise price not less than 100% of the fair market value of our common stock on the date the option is granted (or 110%, in the case of an incentive stock option granted to any employee who owns stock representing more than 10% of the combined voting power of us or any parent or subsidiary of ours). In the case of stock appreciation rights, the base appreciation amount will not be less than 100% of the fair market value of our common stock on the date of grant. In the case of all other awards granted under the 2005 Plan, the exercise or purchase price will be determined by the administrator. The exercise or purchase price is generally payable in cash, check, shares of common stock or with respect to options, payment through a broker-dealer sale and remittance procedure.

As of June 30, 2005, no executive officer, employee or director, and no associate of any executive officer or director, has been granted any options under the 2005 Plan.

2005 Senior Executive Bonus Plan - Under Section 162(m) of the Internal Revenue Code of 1986, as amended, (the “Code”) the federal income tax deductibility of compensation paid to our Chief Executive Officer and to each of our four other most highly compensated executive officers may be limited to the extent that such compensation exceeds $1.0 million in any one year. Under Section 162(m) of the Code, we may deduct compensation in excess of that amount if it qualifies as “performance-based compensation,” as defined. The 2005 Bonus Plan is designed to qualify awards made under the plan as performance-based compensation so that we may receive a federal income tax deduction for the payment of incentive bonuses to our executives.

The 2005 Bonus Plan is administered by the Compensation Committee in accordance with the requirements of Section 162(m) of the Code.

All of our officers are eligible to participate in the 2005 Bonus Plan. Participation in the 2005 Bonus Plan by any particular officer is determined annually in the discretion of the Compensation Committee. For 2005, the participants in the 2005 Bonus Plan are Hugh Miller, our Chief Executive Officer, and Richard Blass, our Chief Financial Officer. Participation in future years will be at the discretion of the Compensation Committee, but it currently is expected that two to ten officers will participate each year.

For each year, the Compensation Committee will establish in writing: (i) a target award for each participant; (ii) the performance goals which must be achieved in order for the participant to be paid the target award; and (iii) a formula for increasing or decreasing a participant’s target award depending upon how actual performance compares to the pre-established performance goals. Each participant’s target award will be expressed as either a percentage of his or her base salary or such other amount as determined by the Compensation Committee. Base salary under the 2005 Bonus Plan means the participant’s annual salary rate on the last day of the fiscal year.

There are twenty-nine performance measures which the Compensation Committee may use in setting the performance goals for any year. Specifically, the performance goals applicable to any participant will provide for a targeted level of achievement using one or more of the following measures: (i) increase in share price, (ii) earnings per share, (iii) total stockholder return, (iv) operating margin, (v) gross margin, (vi) return on equity, (vii) return on assets, (viii) return on investment, (ix) operating income, (x) net operating income, (xi) pre-tax income, (xii) cash flow, (xiii) revenue, (xiv) expenses, (xv) earnings before interest, taxes and depreciation, (xvi) economic value added, (xvii) market share, (xviii) cost to originate loans, (xix) loan quality, (xx) loan origination, (xxi) corporate overhead costs, (xxii) loan delinquency rates, (xxiii) liquidity management, (xxiv) loan losses, (xxv) net interest income, (xxvi) net interest income margin, (xxvii) return on capital invested, (xxviii) stockholders’ equity and (xxix) income (before income tax expense).

After the end of each year, the Compensation Committee must certify in writing the extent to which the performance goals applicable to each participant were achieved or exceeded. The actual award (if any) for each participant will be determined by applying the formula to the level of actual performance which has been certified by the Compensation Committee. However, the Compensation Committee retains the discretion to eliminate or reduce the actual award payable to any participant below that which otherwise would be payable under the applicable formula. Additionally, no participant’s actual award under the 2005 Bonus Plan may exceed $5.0 million for any year.

Awards under the 2005 Bonus Plan generally will be payable in cash after the end of the year during which the award was earned. However, the Compensation Committee reserves the right to declare any award wholly or partially payable in an equivalent amount of restricted stock issued under the 2005 Plan or successor equity compensation plan.

(14) Subsequent Events

We paid a cash dividend of $0.05 per common share on July 6, 2005 to shareholders of record as of the close of business on June 20, 2005.

On August 4, 2005, we announced the pricing of a private placement of 2,000,000 shares of our common stock at a price of $8.69 per share between and among two trusts controlled by the Miller family and a member of the Miller family, and a combination of new and existing institutional investors. We will not receive any of the proceeds from this transaction, nor will we incur any expenses, as all of the shares were sold by the selling stockholders and not us. As such, there was no dilution to our share count. After the closing, the Miller family will continue to be our largest shareholder, owning more than 37 percent of our outstanding shares. The closing of the transaction is expected to occur on August 8, 2005, subject to the satisfaction of closing conditions.

The shares of common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We have agreed to file a registration statement with the SEC for the resale of the common stock promptly after closing.

This transaction facilitates our compliance with the federal tax rules (applicable to our Real Estate Investment Trust subsidiary), which, as previously disclosed in our first quarter Report on Form 10-Q and herein, provides generally that five or fewer stockholders may not own more than 50 percent of our common stock.

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

Our mortgage business has two principal components. First, we make mortgage loans to individual borrowers, which are a cash and expense outlay for us, because our cost to originate a loan exceeds the fees we collect at the time we originate the loan. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse lines of credit or utilizing our available working capital. Second, we either securitize loans or sell our loans on a whole-loan basis, using the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. In 2004, we began structuring our securitizations to be accounted for as secured financings, which requires us to record revenues from these transactions over time. We record interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with each securitization over the life of the loans or securities issued in the securitization. When we sell loans on a whole loan basis, we record the premiums received upon sale as revenue. (See “- Securitizations and Whole-Loan Sales”).

Origination of Mortgage Loans

We originate mortgage loans through two distribution channels, wholesale and retail. In the wholesale channel, we receive loan applications from independent third-party mortgage brokers who submit applications on a borrower’s behalf. In the retail channel, we receive loan applications directly from borrowers. We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower. We underwrite loan packages for approval through our Woodbury, New York office, our Cincinnati, Ohio underwriting hub, or our regional offices in Phoenix, Arizona; Jacksonville, Florida and Boston, Massachusetts. If the loan package is approved, we will fund the loan. We also purchase closed loans on a limited basis.

For the three and six months ended June 30, 2005 and 2004, we originated the following loans by origination channel:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Originations by channel:
Wholesale	$488,562	$409,251	$956,012	$716,327
Retail	392,567	262,621	761,837	459,518
Total originations	$881,129	$671,872	$1,717,849	$1,175,845

For the three and six months ended June 30, 2005, we originated $881.1 million and $1.7 billion, respectively, of loans, an increase of 31.1% and 46.1%, respectively, over the $671.9 million and $1.2 billion, respectively, of loans originated in the comparable periods in 2004. Loan originations for the three and six months ended June 30, 2005 were comprised of $488.6 million and $1.0 billion, respectively, of wholesale loans, representing 55.4% and 55.7%, respectively, of total loan production, and $392.6 million and $761.8 million, respectively, were retail loans, representing 44.6% and 44.3%, respectively, of total loan production. This compares to originations of $409.3 million and $716.3 million, respectively, of wholesale loans, or 60.9% and 60.9%, respectively, of total loan production, and $262.6 million and $459.5 million, respectively, of retail loans, or 39.1% and 39.1%, respectively, of total loan production, during the three and six months ended June 30, 2004.

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

Typically, contact with the customer is initially handled through our telemarketing center. Through our marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for our products. Our telemarketing representatives identify interested customers and forward these potential borrowers to a branch manager through our proprietary loan origination system, Click & Close®(“C&C”). The branch managers, in turn, distribute these leads to mortgage analysts via C&C by queuing the loan to a mortgage analyst’s “to do” list in C&C. The assigned mortgage analyst discusses the applicant’s qualifications and available loan products, negotiates loan terms with the borrower, ensures that an appraisal has been ordered from an independent third-party appraisal company (or may, when certain underwriting criteria have been met, obtain an Insured Automated Valuation Model (“Insured AVM”) value (the coupling of a third-party valuation estimate and insurance on that value), orders a credit report from an independent, nationally recognized credit reporting agency and processes the loan through completion. Our mortgage analysts are trained to structure loans that meet the applicant’s needs while satisfying our lending guidelines. C&C is utilized to queue the loan to underwriters at the appropriate times for approvals and help to facilitate the loan application process through closing.

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

Pooling of Loans Prior to Securitization or Whole-Loan Sales. After we fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that loan. By doing so, we replenish our capital so we can make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time - generally, not more than three months - long enough to enable us to either securitize or sell the loans. During the time we hold the loans prior to securitization or whole-loan sale, we earn interest income from the borrower. The income is partially offset by any interest we pay to our warehouse creditors for providing us with financing. Additionally, we pay a third-party servicer a sub-servicing fee to perform the servicing of the mortgage loans during this pre-securitization or sale holding period.

Securitizations and Whole-Loan Sales. We securitize or sell all of the mortgage loans we originate. As a fundamental part of our present business and financing strategy, we securitize a substantial portion of our mortgage loans. We may also choose to sell a portion of our loans as whole loans when we believe that market conditions present an opportunity to achieve a better return through such sales. We select the outlet depending on market conditions, relative profitability and cash flows.

We apply the net proceeds from securitizations and whole-loan sales to pay down our warehouse lines of credit - in order to make available capacity under these facilities for future funding of mortgage loans - and utilize any additional funds for working capital.

The following table sets forth certain information regarding loans sold through our securitizations and on a whole-loan basis during the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Loan securitizations - gain on sale (1)	$--	$--	$--	$113,927
Loan securitizations - portfolio based	750,000	654,873	1,499,999	1,069,991
Whole-loan sales	134,306	23,773	239,725	41,424
Total securitizations and whole-loan sales	$884,306	$678,646	$1,739,724	$1,225,342

(1) For the six months ended June 30, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale related revenue during the first quarter of 2004. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on-sale revenue during the six months ended June 30, 2004 when we delivered the loans under the pre-funding feature to the securitization trust in January 2004.

Securitizations. In a securitization, we pool together loans, typically each quarter, and sell these loans to a newly formed securitization trust. These trusts are established for the limited purpose of buying our mortgage loans and are bankruptcy remote - meaning that purchasers of asset-backed securities may rely only on the cash flows generated from the assets held by the securitization trust for payment and not upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis, despite carrying the securitized loans and the securitization financing on our financial statements. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

The following table sets forth information about our securitized mortgage loan portfolio, completed since the first quarter of 2004, at June 30, 2005:

(Dollars in thousands)	Issue Date	Current Loan Principal Balance (1)	Current Asset-Backed Security Balance (2)
Asset-backed Security Series:

2004-1	March 30, 2004	$370,763	$363,063
2004-2	June 29, 2004	407,066	391,466
2004-3	September 29, 2004	543,545	526,905
2004-4	December 29, 2004	559,628	543,428
2005-1	March 31, 2005	728,703	707,328
2005-2	June 29, 2005	750,000	729,000
Total		$3,359,705	$3,261,190

(1) The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), REO (at its trust basis value) and trustee receivables.

(2) The current asset-backed security (financing on mortgage loans held for investment) balance shown excludes discounts of $2.1 million at June 30, 2005.

The securitization trust raises cash to purchase the mortgage loans from us generally by issuing securities to the public. These securities, known as “asset-backed securities,” are secured, or backed, by the pool of mortgage loans held by the securitization trust. These asset-backed securities, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, represent interests in the cash flows from the mortgage loans in the trust, which entitle their holders to receive the principal collected, including prepayments of principal, on the mortgage loans in the trust. In addition, holders receive a portion of the interest paid on the loans in the trust equal to the pass-through interest rate on the remaining principal balance of the asset-backed securities. We structured each of our securitizations in 2005 and 2004 to be accounted for as a secured financing, which is known as “portfolio accounting.” With portfolio accounting, the mortgage loans held in the securitization trust (that underlie the excess cashflow certificates and are sometimes referred to as “securitized loans”) are recorded on our balance sheet as mortgage loans held for investment, together with the related financing on the mortgage loans held for investment (which are the senior securities or bonds issued by the securitization trust). Prior to 2004, we structured our securitizations to be accounted for as sales, which is known as “gain-on-sale accounting.” With gain-on-sale accounting, we recorded an upfront gain at the time of securitization and capitalized the excess cashflow certificates on our balance sheet.

Each month, the holder of an excess cashflow certificate will receive payment only after all required payments have been made on all the other securities issued by the securitization trust, because the excess cashflow certificates are subordinate in right of payment to all other securities issued by the securitization trust. In addition, before the holder of the excess cashflow certificate receives payments, the excess cash flows are applied in a “waterfall” manner as follows:

•	first, to cover any losses on the mortgage loans in the related mortgage pool;

•	second, to reimburse the bond insurer, if any, of the related series of asset-backed securities for amounts paid by or otherwise owing to that insurer;

•
third, to build or maintain the required level of the overcollateralization (“O/C”) provision, as described below, for that securitization trust by applying the funds as an accelerated payment of principal to the holders of the asset-backed securities of the related series;

•	fourth, to reimburse holders of the subordinate securities of the related series of asset-backed securities for unpaid interest and for any losses previously allocated to those securities; and

•
fifth, to pay “the net rate cap carryover” which relates to the interest on the related asset-backed securities that exceeded the maximum net interest amount available from the mortgage loans underlying the securitization trust.

Each of our securitizations contains an O/C provision which is a credit enhancement that is designed to protect the securities sold to the securitization asset-backed investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, overcollateralization occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of senior asset-backed securities. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Beginning with our 2002 securitizations, and in each of our subsequent securitizations, we created a fully-funded O/C at closing by initially selling asset-backed securities totaling approximately 97% to 98.5% of the total amount of mortgage loans sold to the trust. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, and our O/C requirement is 2%, we issue approximately $98 million in senior asset-backed securities.

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
•
the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the asset-backed security holders, less the servicing fee, and other related expenses such as trustee fees and bond insurer fees, if any; and

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

In the securitizations and related NIM transactions we completed prior to 2004, the underlying securitization was structured as a sale under SFAS No. 140. In these transactions, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. The NIM note(s) entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow certificate to be used to pay all principal and interest on the NIM note(s) until paid in full, which typically occurs approximately 20 to 25 months from the date the NIM note(s) were issued. The excess cashflow certificate entitles us to all cash flows generated by the excess cashflow certificate after the holder of the NIM note(s) has been paid in full. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate. We initially recorded the excess cashflow certificates at their estimated fair value, which normally ranged from 0.0% to 1.0% of the securitized collateral.

The change to secured financing accounting from gain-on-sale accounting has not changed the overall economics of the transaction. Only the timing of income recognition and how it is recorded on our financial statements has been affected by the change in accounting. The use of portfolio-based accounting structures will result in differences in our future expected results of operations as compared to our pre-2004 historic results.

Whole-Loan Sales. Whole-loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis. We have found that, from time to time, we can receive better economic results by selling some of our mortgage loans on a whole-loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole-loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. During the three months ended June 30, 2005 and 2004, we sold whole-loans without recourse to third-party purchasers (with the exception of a premium recapture reserve described below) and on a servicing-released basis of $134.3 million and $23.8 million, respectively. The average gross premium we received for the whole-loans sold during the three months ended June 30, 2005 was 4.04%, compared to 4.98% for the comparable 2004 period (the premium paid to us by third-party purchasers in whole-loan sale transactions does not include premiums we pay to originate the mortgage loans, net deferred origination fees, or premium recapture - components of the gain on sale calculation). During the six months ended June 30, 2005 and 2004, we sold whole loans without recourse and on a servicing-released basis of $239.7 million and $41.4 million, respectively. The average gross premium we received for the whole loans sold during the six months ended June 30, 2005 was 4.01%, compared to 5.12% for the comparable 2004 period.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the loan sale through a provision for losses, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate losses due to premium recaptures on early loan prepayments by reviewing loan product and interest rate, borrower prepayment fee, if any, and estimate the impact of future interest rate changes. The premium recapture reserve totaled $408,000 and $262,000 at June 30, 2005 and December 31, 2004, respectively.

Other Income. In addition to the income and cash flows we earn from securitizations (accounted for as sales and secured financings) and whole-loan sales, we also earn income and generate cash flows from:

•	any fair value adjustments related to the excess cashflow certificates in accordance with EITF 99-20;
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

Excess Cashflow Certificates. In securitization transactions structured to be accounted for as a sale (prior to 2004), the excess cash flow certificates represent one or all of the following assets:

•
BIO certificate, which represents a subordinate right to receive excess cashflow, if any, generated by the related securitization pool. As a holder of the BIO certificate, we have the right to receive the difference, if any, between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the asset-backed securities of the same series, net of contractual servicing fees, trustee fees, insurer premiums, reimbursements and other costs and expenses of administering the securitization trust. As a holder of the BIO certificate, we will receive cash payments (which, when we sell NIM notes, is only received after the NIM notes are paid in full) only to the extent that the cash received by the securitization trust exceeds the amounts owed on all of the securities issued by that securitization trust, including amounts needed for the payment of any trust related expenses.

•
P certificate, which represents a right to receive prepayment penalties on the mortgage loans sold to the securitization trust. Generally, prepayment penalties are received from borrowers who pay off their loans within the first few years after obtaining their loans (which, when we sell NIM notes, is only received after the NIM notes are paid in full).

•
Cash flows from corridors - we receive payments on corridors (a net purchased interest rate cap) from third-party cap providers through the securitization trusts (which, when we sell NIM notes, is only received after the NIM notes are paid in full).

The excess cash flows we receive are highly dependent upon the interest rate environment because “basis-risk” exists between the securitization trust’s assets and liabilities. For example, in each of the securitizations that we issued in 2003 and 2002, the excess cashflow certificates are impacted by the securitization pass-through rate sold to investors, which is indexed against the one-month LIBOR. As a result, the interest rate received by the asset-backed security holders from the securitization trust each month may adjust upwards or downwards as the one-month LIBOR changes (liability) - while the majority of the underlying mortgage loans (assets) in the securitization trust are fixed-rate loans, or are at a fixed-rate for at least two to three years before becoming adjustable-rate loans. As a result, as rates increase and decrease, the fair value of our excess cash flows will decrease and increase, respectively. The excess cashflow certificates held at June 30, 2005 are those we generated before we began to structure our securitizations to be accounted for as secured financings in 2004.

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

•
the LIBOR forward curve (using current LIBOR as the floor rate) - our estimate of future interest rates, which affects both the rate paid to the floating rate asset-backed security investors (primarily the one-month LIBOR index) and the rates earned from the adjustable rate mortgage loans sold to the securitization trust (which typically provide for a fixed-rate of interest for the first 24 or 36 months and a six-month variable rate of interest thereafter using the six-month LIBOR index); and

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

Loan Type	Month One	Peak Speed
Fixed rate	4.0%	35.0% to 40.0%
Adjustable rate	4.0%	75.0%

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

C. LIBOR Forward Curve. The LIBOR forward curve is used to project future interest rates, which affects both the rate to the floating rate asset-backed security investors (primarily indexed off the one-month LIBOR) and the adjustable rate mortgage loans sold to the securitization trust (a fixed-rate of interest for either the first 24 or 36 months and a variable rate of interest thereafter indexed off the six-month LIBOR). Most of our loans are fixed-rate mortgages, and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flow than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding. We have adjusted the valuation of each excess cashflow certificate to use a forward interest rate curve that represents both today’s rates and the expectation for rates in the future. We use a forward LIBOR curve that we believe reflects the estimate of future LIBOR rates.

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

We utilized a discount rate of 15% at June 30, 2005 and December 31, 2004 on all excess cashflow certificates.

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

For example, assumptions regarding defaults and LIBOR rates are used in estimating the fair value of our excess cashflow certificates. If loan loss levels are higher than anticipated, or LIBOR is higher than anticipated, a reduction in the fair value of these certificates will be recorded in earnings. We believe that our assumptions are reasonable based upon the estimates using our historical loan performance and the performance of similar mortgage pools from other lenders - in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things. However, these are just estimates and it is virtually impossible to predict the actual level of prepayments and losses, which are also driven by consumer behavior.

Accounting for Hedging Activities. We regularly issue securitization asset-backed securities, backed by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when the asset-backed securities are issued. Our strategy is to use interest rate swap contracts in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing. At times, we also use corridors that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and we do not use either of them for speculative purposes.

       In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”we record all of our derivatives on our balance sheet at fair value. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from a change in fair value are recognized in current period earnings. When derivatives are used as hedges, however, hedge accounting is permitted only if we document the hedging relationship and its effectiveness at the time we designate the derivative as a hedge instrument. If we meet certain requirements under SFAS No. 133, we may account for the hedge instrument as a cash flow hedge.

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

If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies for hedge accounting, the derivative will continue to be recorded on the balance sheet at its fair value, with gains or losses being recorded in earnings. Any amounts previously recorded in OCI related to the discontinued hedge are classified to earnings over the remaining duration of the debt as interest payments affect earnings.

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset. This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized. Management believes that, based upon on the currently available evidence, it is more likely than not that we will realize the benefit of our deferred tax asset. Therefore, at June 30, 2005 and December 31, 2004, we did not maintain a valuation allowance against our deferred tax assets.

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

In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using detailed analysis of historical loan performance data. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio held for investment and an estimate is created. In accordance with SFAS No. 5, “Accounting for Contingencies,”we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the amount of the allowance for loan losses. A provision for loan losses is charged to our consolidated statement of operations. Losses incurred, if any, will be written-off against the allowance.

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

Amortization of Deferred Loan Origination Fees and Costs. Interest income is recorded on our mortgage loans held for investment portfolio based upon a combination of interest accruals based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination fees or costs accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases - an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17.” Our net deferred origination fees/costs consist principally of origination fees, discount points, and payroll and commissions associated with originating our mortgage loans. For our loans held for investment, these net deferred fees or costs are accreted or amortized as adjustments to interest income over the estimated lives of the loans using the interest method. Our portfolio of mortgage loans held for investment is comprised of a large number of homogeneous loans for which we believe prepayments are probable. The periodic amortization of our deferred origination fees or costs is based on a model that considers actual prepayment experience to date as well as forecasted prepayments based on the contractual interest rate on the mortgage loans, loan age, loan type and prepayment fee coverage, among other factors. Mortgage prepayments are affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that our actual experiences, as well as industry data, are supportive of the prepayment assumptions used in our model. Any changes to these estimates are applied as if the revised estimates had been in place since the origination of the loans, and current period amortization is adjusted to reflect the effect of the changes.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

General

Our net income for the three months ended June 30, 2005 was $3.6 million, or $0.18 per share basic and $0.17 per share diluted, compared to net loss of $1.8 million, or $(0.11) per share basic and diluted, for the three months ended June 30, 2004. The increase in net income during the three months ended June 30, 2005 relates primarily to the growth in the net interest income we realized from our mortgage loans held for investment portfolio, which has grown each quarter since our change from gain-on-sale accounting to portfolio accounting in the first quarter of 2004. The change to portfolio accounting resulted in recording of interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with the securitization over the life of the securitization. The loss recorded for the three months ended June 30, 2004 reflected the effect of this change in accounting, offset by a $4.3 million pre-tax gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004.

We recorded net interest income after provision for loan losses of $22.2 million during the three months ended June 30, 2005, an increase of $11.2 million from $11.0 million in the same period in 2004. The increase in net interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $3.5 billion of mortgage loans held for investment at June 30, 2005 compared to $1.2 billion of these loans held at June 30, 2004. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $3.4 billion in financing on mortgage loans held for investment at June 30, 2005, compared to $1.1 billion of financing on mortgage loans held for investment at June 30, 2004. During the three months ended June 30, 2005, total non-interest income increased $7.6 million and total non-interest expense increased by $9.9 million, compared to the same period in 2004. The increase in non-interest income primarily reflects the impact of increases in the net gain on the sale of mortgage loans and the fair value of our excess cashflow certificates we experienced during the three months ended June 30, 2005, while the increase in non-interest expense primarily reflects the expenses associated with increases in origination volume, personnel, and costs associated with our on-going Sarbanes-Oxley Act Section 404 initiatives.

We originated $881.1 million of mortgage loans during the three months ended June 30, 2005, representing a $209.3 million, or 31.1%, increase from $671.9 million of mortgage loans originated during the three months ended June 30, 2004. We securitized and/or sold $884.3 million of loans during the three months ended June 30, 2005, compared to $678.6 million of loans during the same period in 2004.

Net Interest Income

We recorded net interest income of $29.7 million during the three months ended June 30, 2005, an increase of $16.5 million, from the $13.2 million recorded in the same period in 2004. The increase in net interest income primarily reflects the net effect of the increases in the average balance of mortgage loans held for investment and the related financing during the three months ended June 30, 2005 compared to the same period in 2004. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

Interest Income.  Interest income increased $47.4 million to $66.2 million for the three months ended June 30, 2005, from $18.8 million for the comparable period in 2004. The increase is primarily due to (1) the increase in interest income of $44.1 million on our loans held for investment - securitized, which totaled $3.5 billion at June 30, 2005 as compared to $1.1 billion at June 30, 2004; (2) the increase in interest income of $3.3 million related to the increase in the average amount of mortgage loans held for investment - pre-securitization during the three months ended June 30, 2005 compared to the interest income recorded on the average amount of mortgage loans held for sale during the same period in 2004; and (3) the increase in pass-through interest received from securitization trusts on fixed-rate asset-backed securities at the time of settlement - due to the increase in fixed-rate asset-backed securities issued during the three months ended June 30, 2005, compared to the asset-backed securities issued in the same period of 2004.

The following table is a summary of interest income:

	For the Three Months Ended June 30,
(Dollars in thousands)	2005	2004
Interest income on mortgage loans held for sale, net	$--	$3,541
Interest income on mortgage loans held for investment - pre-securitization, net	6,869	--
Interest income on mortgage loans held for investment - securitized, net (1)	57,408	13,320
Interest income on excess cashflow certificates	406	693
Asset-backed security interest	1,464	1,142
Miscellaneous interest income	10	63
Total interest income	$66,157	$18,759

(1) The amount for the three months ended June 30, 2005 and 2004 includes $3.2 million and $108,000, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $31.0 million to $36.5 million for the three months ended June 30, 2005 from $5.5 million for the comparable period in 2004. The increase was primarily due to the increase in interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the three months ended June 30, 2005 on our warehouse facilities, compared to the same period in 2004. Additionally, contributing to the increase in interest expense was the higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased on average to 3.11% for the three months ended June 30, 2005, compared to an average of 1.15% for the same period in 2004.

The following table presents the components of interest expense:

	For the Three Months Ended June 30,
(Dollars in thousands)	2005	2004
Interest expense on warehouse financing	$4,607	$1,456
Interest expense on mortgage loans held for investment financing	31,816	3,981
Interest expense on other borrowings	66	73
Total interest expense	$36,489	$5,510

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan loss at an appropriate level for currently existing probable losses of principal. We recorded a provision for loan losses of $7.5 million and $2.2 million for the three months ended June 30, 2005 and 2004, respectively, related to mortgage loans held for investment. The amount of the provision for loan losses corresponds to the increase in and the seasoning of our mortgage loans held for investment during the respective quarter.

Non-Interest Income

Total non-interest income increased by $7.6 million to $9.2 million for the three months ended June 30, 2005, from $1.6 million for the comparable period in 2004. The increase in non-interest income primarily resulted from the increase in the fair value of the excess cashflow certificates of $2.5 million recorded during the three months ended June 30, 2005, coupled with a $5.1 million increase in the net gain on sale of mortgage loans recorded quarter over quarter. During the three months ended June 30, 2005 and 2004, we recorded a net gain on the sale of mortgage loans of $6.6 million and $1.5 million, respectively, on the sale of $134.3 million and $23.8 million, respectively, of mortgage loans on a whole-loan basis.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the three months ended June 30, 2005 and 2004 is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture reserve.

The following table is a summary of our net gain on sale of mortgage loans for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
(Dollars in thousands)	2005	2004
Net Gain on Sale of Mortgage Loans:
Loans sold	$134,306	$23,773

Gain on whole-loan sales	$5,421	$1,183
Premium recapture reserve	(219)	(47)
Net loan origination fees	1,390	377
Net gain on sale recorded	$6,592	$1,513

Net gain on sale recorded as a percent of loans sold	4.91%	6.36%

Net gain on sale of mortgage loans increased $5.1 million to $6.6 million for the three months ended June 30, 2005, from $1.5 million for the comparable period in 2004. This increase was directly related to the volume of loan sales quarter over quarter. During the three months ended June 30, 2005, we sold $134.3 million (at a weighted average gross sales price of 4.04%) of mortgage loans on a whole-loan servicing-released basis, compared to $23.8 million (at a weighted average gross sales price of 4.98%) for the same period in the prior year.

        The weighted average net gain-on-sale ratio for the three months ended June 30, 2005 and 2004 was 4.91% and 6.36%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain-on-sale by the total amount of loans securitized and sold.

Other Income. Other income increased $2.5 million to $2.6 million for the quarter ended June 30, 2005, from $108,000 for the three months ended June 30, 2004. The increase in other income primarily relates to a fair value adjustment on our excess cashflow certificates of $2.5 million for the three months ended June 30, 2005. The increase in the fair value of our excess cashflows for the three months ended June 30, 2005 was primarily driven by lower losses on the underlying loans. We did not record a fair value adjustment on our excess cashflow certificates during the second quarter of 2004.

Non-interest Expense

       Total non-interest expense increased by $9.9 million, or 63.3%, to $25.5 million for the three months ended June 30, 2005, from $15.6 million for the comparable period in 2004. The increase is primarily due to an increase in payroll and related costs associated with a 31.1% increase in our mortgage loan production and a 29.1% increase in personnel, coupled with an increase in other production related expenses, and associated costs for our on-going Sarbanes-Oxley Act Section 404 initiatives. Additionally contributing to the increase was the impact of the change from recording gains on derivative instruments during the three months ended June 30, 2004 to recording losses on derivative instruments during the three months ended June 30, 2005.

Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all non-loan production related employees and non-deferrable loan production related employees cost.

        Payroll and related costs increased by $2.4 million, or 19.3%, to $15.0 million for the three months ended June 30, 2005, from $12.6 million for the comparable period in 2004. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of June 30, 2005, we employed 1,247 full- and part-time employees, an increase of 29.1% over our 966 full- and part-time employees as of June 30, 2004. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of a 31.1% increase in loan production during the three months ended June 30, 2005 compared to the same period in 2004.

       General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, professional fees, travel and entertainment expenses, advertising and promotional expenses.

        General and administrative expenses increased $2.5 million, or 33.2%, to $10.1 million for the three months ended June 30, 2005, from $7.6 million for the comparative period in 2004. The increase was primarily due to an increase in expenses associated with a 31.1% increase in loan production during the three months ended June 30, 2005 compared to the same period in 2004 (which includes higher advertising, promotional and marketing expenses), the consequent 29.1% increase in personnel and expenses related to our ongoing expansion of our wholesale and retail divisions (which includes rent and depreciation expenses). Also contributing to the increase in general and administrative expenses was an increase in legal, accounting and professional fees. The primary increase in accounting and professional fees relates to our on-going Sarbanes-Oxley Act Section 404 initiatives.

       Loss (Gain) on Derivative Instruments. The loss on derivative instruments recorded during the three months ended June 30, 2005 represents the realized loss on the interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing and by the decline in the fair value of our corridors we use to protect the variable-rate financing.

       During the three months ended June 30, 2005, we recorded a net loss on derivative instruments of $334,000 as opposed to a net gain on derivatives of $4.6 million during the three months ended June 30, 2004. During the three months ended June 30, 2005 we recorded a loss of $334,000 on the ineffective portion of corridors and interest rate swaps, compared to a $238,000 gain recorded on the ineffective portion of certain corridors and interest rate swaps during the three months ended June 30, 2004. Additionally, during the three months ended June 30, 2004, we recorded a net gain of $4.3 million related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004.

Income Taxes

Deferred tax assets and liabilities are recognized based upon the income reported in the financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

       We recorded an income tax expense of $2.3 million for the three months ended June 30, 2005 due to the pretax income recorded for the period (utilizing an effective tax rate of approximately 39.4%). We recorded a tax benefit of $1.1 million for the three months ended June 30, 2004 on a pre-tax loss of $3.0 million (utilizing an effective tax rate of approximately 38.3%).

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

General

Our net income for the six months ended June 30, 2005 was $5.6 million, or $0.28 per share basic and $0.27 per share diluted, compared to net loss of $7.7 million, or $(0.46) per share basic and diluted, for the six months ended June 30, 2004. The increase in net income recorded during the six months ended June 30, 2005 relates primarily to the growth in the net interest income we realized from our mortgage loans held for investment portfolio, which has grown since our change from gain-on-sale accounting to portfolio accounting in the first quarter of 2004. The change to portfolio accounting resulted in recording of interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with the securitization over the life of the securitization. The loss recorded for the six months ended June 30, 2004 reflects the effect of this change in accounting, coupled with the net impact of; (1) a $4.3 million pre-tax loss we realized relating to the interest rate swaps used to hedge $542.3 million of the March 2004 securitization variable-rate debt that were not accounted for as hedge instruments; (2) a $4.2 million pre-tax gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004; and (3) a $6.8 million pre-tax gain recorded upon the delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization (which was structured to be accounted for as a sale), under a pre-funding feature.

We recorded net interest income after provision for loan losses of $42.4 million during the six months ended June 30, 2005, an increase of $26.5 million from $15.9 million in the same period in 2004. The increase in net interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $3.5 billion of mortgage loans held for investment at June 30, 2005 compared to $1.2 billion of these loans held at June 30, 2004. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $3.4 billion of financing on mortgage loans held for investment at June 30, 2005, compared to $1.1 billion of financing on mortgage loans held for investment at June 30, 2004. During the six months ended June 30, 2005, total non-interest income increased $7.9 million and total non-interest expense increased by $12.4 million, compared to the same period in 2004. The increase in non-interest income primarily reflects the impact of the increase in the fair value of our excess cashflow certificates we experienced during the six months ended June 30, 2005, while the increase in non-interest expense primarily reflects the expenses associated with increases in origination volume, personnel and costs related to our on-going Sarbanes-Oxley Act Section 404 initiatives.

We originated $1.7 billion of mortgage loans during the six months ended June 30, 2005, representing a $542.0 million, or 46.1%, increase from $1.2 billion of mortgage loans originated during the first six months ended June 30, 2004. We securitized and/or sold $1.7 billion of loans during the six months ended June 30, 2005, compared to $1.2 million of loans (including $113.9 million of loans delivered in the first quarter of 2004 under a pre-funding feature in connection with our fourth quarter 2003 securitization accounted for as a sale) during the same period in 2004.

Net Interest Income

We recorded net interest income of $56.8 million during the six months ended June 30, 2005, an increase of $38.2 million, from the $18.6 million recorded in the same period in 2004. The increase in net interest income primarily reflects the net effect of the increases in the average balance of mortgage loans held for investment and the related financing during the six months ended June 30, 2005 compared to the same period in 2004. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

Interest Income. Interest income increased $95.0 million to $121.0 million for the six months ended June 30, 2005, from $26.0 million for the comparable period in 2004. The increase is primarily due to (1) the increase in interest income of $87.7 million on our loans held for investment - securitized, which totaled $3.3 billion at June 30, 2005 as compared to $1.1 billion at June 30, 2004; (2) the increase in interest income of $6.5 million related to the increase in the average amount of mortgage loans we originated and held pending securitization or sale during the six months ended June 30, 2005 compared to the same period in 2004; and (3) the increase in pass-through interest received from securitization trusts on fixed-rate asset-backed securities at the time of settlement - due to the increase in fixed-rate asset-backed securities issued during the six months ended June 30, 2005, compared to the asset-backed securities issued in the same period of 2004.

The following table is a summary of interest income:

	For the Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Interest income on mortgage loans held for sale, net	$--	$7,185
Interest income on mortgage loans held for investment - pre-securitization, net	13,724	--
Interest income on mortgage loans held for investment - securitized, net (1)	103,332	15,654
Interest income on excess cashflow certificates	895	1,399
Asset-backed security interest	3,071	1,691
Miscellaneous interest income	11	114
Total interest income	$121,033	$26,043

(1) The amount for the six months ended June 30, 2005 and 2004 includes $5.4 million and $108,000, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $56.9 million to $64.3 million for the six months ended June 30, 2005 from $7.4 million for the comparable period in 2004. The increase was primarily due to the increase in interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the six months ended June 30, 2005 on our warehouse facilities, compared to the same period in 2004. Additionally, contributing to the increase in interest expense was the slightly higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased on average to 2.88% for the six months end June 30, 2005, compared to an average of 1.13% for the same period in 2004.

The following table presents the components of interest expense:

	For the Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Interest expense on warehouse financing	$8,652	$2,936
Interest expense on mortgage loans held for investment financing	55,484	4,343
Interest expense on other borrowings	136	144
Total interest expense	$64,272	$7,423

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan loss at an appropriate level for currently existing probable losses of principal. We recorded a provision for loan losses of $14.3 million and $2.7 million for the six months ended June 30, 2005 and 2004, respectively, related to mortgage loans held for investment. The amount of the provision for loan losses corresponds to the increase in and the seasoning of our mortgage loans held for investment during the respective period.
.
Non-Interest Income

Total non-interest income increased by $7.8 million to $17.3 million for the six months ended June 30, 2005, from $9.5 million for the comparable period in 2004. The increase in non-interest income primarily resulted from a $2.7 million increase in the net gain on sale of mortgage loans recorded during the six months ended June 30, 2005 as compared to the same period in 2004 and a $5.2 million increase in the fair value of our excess cashflow certificates recorded during the six months ended June 30, 2005. During the six months ended June 30, 2005, we recorded a net gain on the sale of mortgage loans of $11.9 million on the sale of $239.7 million of mortgage loans on a whole-loan basis as compared to a $9.3 million gain recorded during the same quarter in 2004 on the sale, on a whole-loan basis, or through a securitization structured to be accounted for as a sale, of $155.4 million of mortgage loans.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the six months ended June 30, 2005 and 2004 is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture reserve. Additionally, the six months ended June 30, 2004 includes a $6.8 million gain recorded from the January 2004 delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization, which was structured to be accounted for as a sale under a pre-funding feature. Through the end of 2003, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. For the six months ended June 30, 2004, net gain on sale of mortgage loans included the following in addition to the gains recorded from whole-loan sales:

(1)	the sum of:

	a)	the cash purchase price we received in connection with selling (i) a NIM note, net of overcollateralization amount and interest rate cap and (ii) an interest-only certificate;

	b)	the fair value of the excess cashflow certificates we retained;

	c)	the premium received from selling mortgage servicing rights; and

	d)	the difference between the selling price and the carrying value of the related mortgage loans sold;

(2)	less the:

	a)	costs associated with the securitization structured as a sale;

	b)	any hedge loss (gain) associated with such securitization accounted for as a sale;

	c)	any premium recapture reserve, and

	d)	any loss associated with loans sold at a discount, together with any deferred origination costs or fees associated with mortgage loans sold.

The following table is a summary of our net gain on sale of mortgage loans for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Net Gain on Sale of Mortgage Loans:
Loans sold (1)	$239,725	$155,351

NIM proceeds, net	$--	$4,712
Interest-only security proceeds	--	1,293
Mortgage servicing rights (2)	--	661
Gain on whole-loan sales	9,619	2,121
Premium recapture reserve	(385)	(85)
Net loan origination fees	2,686	1,035
Less: securitization transaction costs	--	(484)
Net gain on sale recorded	$11,920	$9,253

Net gain on sale recorded as a percent of loans sold	4.97%	5.96%

(1) For the six months ended June 30, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale revenue related thereto during the six months ended June 30, 2004. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on-sale revenue during the six months ended June 30, 2004 when we delivered the loans under the pre-funding feature to the securitization trust in January 2004.

(2) For the six months ended June 30, 2004, we recorded a $661,000 gain from the sale of mortgage servicing rights related to the mortgage loans collateralizing the fourth quarter 2003 securitization.

Net gain on sale of mortgage loans increased $2.6 million to $11.9 million for the six months ended June 30, 2005, from $9.3 million for the comparable period in 2004. During the six months ended June 30, 2005, we sold $239.7 million (at a weighted average gross sales price of 4.01%) of mortgage loans on a whole loan servicing-released basis, compared to $41.4 million (at a weighted average sales price of 5.12%) for the same period in the prior year. The gain on sale of mortgages recorded for the six months ended June 30, 2004 also reflects the impact of our delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization (which was structured to be accounted for as a sale), under a pre-funding feature during the six months ended June 30, 2004.

The weighted average net gain on sale ratio for the six months ended June 30, 2005 and 2004 was 4.97% and 5.96%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Other Income. Other income increased $5.2 million to $5.4 million for the six months ended June 30, 2005, from $204,000 for the six months ended June 30, 2004. The increase in other income primarily relates to a fair value adjustment on our excess cashflow certificates of $5.2 million for the six months ended June 30, 2005. The increase in the fair value of our excess cashflow certificates for the six months ended June 30, 2005 was primarily driven by lower losses on the underlying loans. We did not record a fair value adjustment on our excess cashflow certificates during the six months ended June 30, 2004.

Non-interest Expense

        Total non-interest expense increased by $12.4 million, or 32.6%, to $50.4 million for the six months ended June 30, 2005, from $38.0 million for the comparable period in 2004. The increase is primarily due to an increase in payroll and related costs associated with a 46.1% increase in our mortgage loan production and a 29.1% increase in personnel, coupled with an increase in other production related expenses.

       Payroll and Related Costs. Payroll and related costs increased by $6.0 million, or 25.0%, to $30.2 million for the six months ended June 30, 2005, from $24.2 million for the comparable period in 2004. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of June 30, 2005, we employed 1,247 full- and part-time employees, an increase of 29.1% over our 966 full- and part-time employees as of June 30, 2004. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of a 46.1% increase in loan production during the six months ended June 30, 2005 compared to the same period in 2004.

General and Administrative Expenses. General and administrative expenses increased $6.2 million, or 45.1%, to $19.9 million for the six ended June 30, 2005, from $13.7 million for the six months ended June 30, 2004. The increase was primarily due to an increase in expenses associated with a 46.1% increase in loan production during the six months ended June 30, 2005 compared to the same period in 2004 (which includes higher advertising, promotional and marketing expenses), the consequent 29.1% increase in personnel and expenses related to our ongoing expansion of our wholesale and retail divisions. Also contributing to the increase in general and administrative expenses was an increase in legal, accounting and professional fees. The primary increase in accounting and professional fees relates to our on-going Sarbanes-Oxley Act Section 404 initiatives.

       Loss (Gain) on Derivative Instruments. The loss on derivative instruments recorded during the six months ended June 30, 2005 represents the realized loss on the interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing and by the decline in the fair value of our corridors we use to protect the variable-rate financing.

       During the six months ended June 30, 2005, we recorded a net loss on derivative instruments of $318,000 as opposed to a net loss on derivatives of $139,000 during the six months ended June 30, 2004. During the six months ended June 30, 2005 we recorded a loss of $318,000 on the ineffective portion of caps and interest rate swaps, compared to a $238,000 gain recorded on the ineffective portion of caps and interest rate swaps during the six months ended June 30, 2004. Additionally, during the six months ended June 30, 2004, we recorded (1) a $4.5 million loss relating to the interest rate swaps used to hedge approximately $542.3 million of securitization variable-rate debt that were not accounted for as hedge instruments;  and (2) a $4.2 million gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004.

Income Taxes

We recorded an income tax expense of $3.7 million for the six months ended June 30, 2005 due to the pre-tax income recorded for the period (utilizing an effective tax rate of approximately 39.7%). We recorded a tax benefit of $4.9 million for the six months ended June 30, 2004 on a pre-tax loss of $12.6 million (utilizing an effective tax rate of approximately 38.5%).

Financial Condition

June 30, 2005 Compared to December 31, 2004

         Cash and Cash Equivalents. Cash and cash equivalents decreased $811,000, or 15.6%, to $4.4 million at June 30, 2005, from $5.2 million at December 31, 2004. This increase was primarily related to timing of cash received and disbursed from normal operations.

Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net increased $1.1 billion, or 46.9%, to $3.4 billion at June 30, 2005, from $2.3 billion at December 31, 2004. This account represents our basis in the mortgage loans that were either delivered to the securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations or sale on a whole-loan basis (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net:

(Dollars in thousands)	At June 30, 2005	At December 31, 2004
Mortgage loans held for investment - securitized	$3,311,652	$2,165,353
Mortgage loans held for investment - pre-securitization	179,587	206,289
Discounts (MSR related)	(21,452)	(14,570)
Net deferred origination fees	(7,136)	(5,800)
Allowance for loan losses	(23,983)	(10,278)
Mortgage loans held for investment, net	$3,438,668	$2,340,994

We maintain an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future (generally an 18-month period) on our mortgage loans held for investment. At June 30, 2005 and December 31, 2004, we established an allowance for loan losses totaling $24.0 million and $10.3 million, respectively. The increase in the allowance for loan losses is primarily driven by the growth in our mortgage loans held for investment portfolio.

The following table sets forth a summary of the activity in the allowance for loan losses for the six months ended June 30, 2005 and the year ended December 31, 2004:

(Dollars in thousands)	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Allowance for loan losses - beginning of period	$10,278	$--
Provision for loan losses	14,342	10,443
Charge-offs	(637)	(165)
Allowance for loan losses - end of period	$23,983	$10,278

Trustee Receivable. Trustee receivable principally represents any un-remitted principal payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of June 30, 2005 and December 31, 2004 totaled $45.5 million and $30.2 million, respectively, relating to the securitizations accounted for as secured financings. The trustee is expected to remit these amounts on the following month’s scheduled remittance date, at which time they principally will be used to pay down principal on the related mortgage loans held for investment, net.

Accrued Interest Receivable. Accrued interest receivable increased $6.8 million, or 55.7%, to $19.1 million at June 30, 2005, from $12.3 million at December 31, 2004. The increase is due to the 52.9% increase in mortgage loans held for investment - securitized from December 31, 2004, offset slightly by the 12.9% decrease in mortgage loans held for investment - pre-securitization during the same period.

Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the six months ended June 30, 2005 and the year ended December 31, 2004:

(Dollars in thousands)	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Balance, beginning of period	$14,933	$19,853
Accretion	895	2,073
Cash receipts	(9,997)	(8,359)
Net change in fair value	5,193	1,366
Balance, end of period	$11,024	$14,933

        Since we began structuring our securitizations in 2004 to be accounted for as secured financings, we no longer record excess cashflow certificates (but rather the underlying mortgage loans) on newly issued securitizations on the consolidated balance sheet. We did not sell any excess cashflow certificates during the six months ended June 30, 2005 or during the year ended December 31, 2004.

        Equipment, Net. Equipment, net, increased $665,000, or 15.5%, to $5.0 million at June 30, 2005, from $4.3 million at December 31, 2004. This increase is primarily due to increased purchases of computer equipment and office furnishings during the six months ended June 30, 2005, which reflects the 29.1% increase in employees over December 31, 2004 and the effect of our office expansions.

Accounts Receivable. Accounts receivable increased $1.6 million, or 24.8%, to $8.1 million at June 30, 2005, from $6.5 million at December 31, 2004. This increase is primarily due to an increase in amounts due from the third-party servicer. The increase in servicer receivables relates to the increase in our mortgage loans held for investment portfolio during the six months ended June 30, 2005. The servicer receivables are generally comprised of the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us one month after collection (i.e., interest collected by the third-party servicer after our June 2005 remittance cut-off date will be remitted to us in July 2005).

Prepaid and Other Assets. Prepaid and other assets increased $3.3 million, or 12.5%, to $29.4 million at June 30, 2005, from $26.1 million at December 31, 2004. The increase is primarily due to (1) a $867,000 increase in prepaid securitization transaction costs, net, which will be recognized as a yield adjustment to interest expense over the estimated life of the secured financing; (2) a $973,000 increase in prepaid insurance and computer related items and (3) a $1.4 million increase in REO.

At June 30, 2005 and December 31, 2004, we held $2.0 million and $578,000, respectively, of REO, which we carry at the lower of cost or fair value, less estimated selling costs. We did not experience additional declines in the fair value of the REO properties held during the six months ended June 30, 2005 and, therefore, no provision was necessary. We had no REO properties as of June 30, 2004.

Deferred Tax Asset. The deferred tax asset increased by $3.5 million, or 6.9%, to $53.8 million at June 30, 2005, from $50.3 million at December 31, 2004. The increase is primarily due to temporary differences related to (1) securitizations entered into prior to 2004, related to gain-on-sale accounting versus Real Estate Mortgage Investment Conduit ("REMIC") tax accounting; (2) a $773,000 increase in deferred taxes related to the fair value of the hedge instruments within accumulated other comprehensive income; and (3) book allowance for loan losses. The increase was partially offset by a decrease in the deferred taxes related to our 2004 securitizations, which were accounted for as secured financings; and which for tax purposes were accounted for as REMIC transactions and are treated as sales.

Commencing in the first quarter of 2005, we began issuing our securitizations from a newly created subsidiary that we elected to treat as a REIT (also referred to as a “Captive REIT”) under the Code. The securitization was structured as a “debt-for-tax” transaction. Our prior securitizations were all structured as “sale-for-tax” transactions. The tax structure was changed to more closely conform to the GAAP accounting treatment.

Bank Payable. Bank payable decreased $138,000, or 12.4%, to $1.0 million at June 30, 2005, from $1.1 million at December 31, 2004. Bank payable represents the amount of checks written against our operating account which are subsequently covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

        Warehouse Financing. Our warehouse financing decreased $16.5 million, or 12.2%, to $119.1 million at June 30, 2005, from $135.7 million at December 31, 2004. The decrease was primarily due to a $26.7 million decrease in the amount of mortgage loans held for investment - pre-securitization. Additionally impacting the amount of outstanding borrowings under our warehouse credit facilities was the decrease in the amount of self-funded loans from December 31, 2004 to June 30, 2005. At June 30, 2005, we self-funded $60.5 million of these mortgage loans, as compared to $70.6 million at December 31, 2004.

Financing on Mortgage Loans Held for Investment, Net. Financing on mortgage loans held for investment, net increased $1.1 billion, or 50.7%, to $3.4 billion at June 30, 2005, from $2.2 billion at December 31, 2004. This increase in securitization asset-backed securities corresponds to the increase in loans held for investment - securitized during the six months ended June 30, 2005. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment - securitized.

Other Borrowings. Other borrowings decreased $780,000, or 23.4%, to $2.6 million at June 30, 2005, from $3.3 million at December 31, 2004. The decrease was due to a decrease in the amount of financed equipment during the six months ended June 30, 2005.

The following table summarizes certain information regarding other borrowings at the respective dates:

(Dollars in thousands)
Capital Leases	Range of Interest Rates	Balance	Range of Expiration Dates

At June 30, 2005	3.29% to 12.45%	$ 2,550	October 2005 to December 2007

At December 31, 2004	3.29% to 12.45%	$ 3,330	October 2005 to December 2007

Accrued Interest Payable. Accrued interest payable increased $3.3 million, or 76.2%, to $7.5 million at June 30, 2005, from $4.3 million at December 31, 2004. This increase was directly related to the accrued interest on the securitization debt issued during the six months ended June 30, 2005. Accrued interest payable related to warehouse borrowings represented $98,000 and $101,000 of the balance at June 30, 2005 and December 31, 2004, respectively.

Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $2.9 million, or 12.3%, to $25.9 million at June 30, 2005, from $23.0 million at December 31, 2004. The increase was primarily due to (1) a $3.1 million increase in accrued servicer payables related primarily to our accounting for loan securitizations as secured financings in 2004, (2) a $2.4 million increase in payroll accruals for payroll related items (i.e., salary and commissions) due to a combination of the 29.1% increase in personnel and timing of commission payments, (3) an $362,000 increase in deferred hedge liabilities, and (4) a $1.4 million increase in accrued professional fees, primarily related to Sarbanes-Oxley Section 404 initiatives. These increases were partially offset by a $5.1 million decrease in current taxes payable during the same period.

Stockholders’ Equity. Stockholders’ equity increased $2.7 million, or 3.2%, to $89.9 million at June 30, 2005 from $87.2 million at December 31, 2004. This increase is primarily due to the recording of $5.6 million in net income for the six months ended June 30, 2005 and the $366,000 of proceeds (and tax benefits) we received from the exercise of 75,800 stock options from authorized but unissued shares during the same period, offset by the payment of $1.0 million in common stock dividends and the accrual of $1.0 million in common stock dividends that were declared on June 20, 2005 and paid on July 6, 2005.

Additionally decreasing stockholders’ equity was a $1.2 million increase in the cumulative other comprehensive loss related to the net unrealized losses from derivatives, net of tax. The cumulative other comprehensive income, net of tax, recorded at June 30, 2005 denotes the changes in fair value of our hedges, net of reclassification to earnings for the six months ended June 30, 2005. The deferred loss amounts will be recognized as a yield adjustment to interest expense over the life of the previously hedged variable-rate debt.

Contractual Obligations

The following table summarizes our material contractual obligations as of June 30, 2005:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backed securities (1)	$3,368,929	$1,034,858	$1,348,990	$524,166	$460,915
Operating leases	$19,637	$5,609	$10,446	$3,235	$347
Capital leases	$2,550	$1,494	$1,056	$--	$--

(1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At June 30, 2005, and December 31, 2004, we had outstanding origination commitments to fund approximately $110.3 million and $92.2 million, respectively, in mortgage loans.

Off-Balance Sheet Trusts

Substantially our entire off-balance sheet arrangements relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e. the excess cashflow certificates), there is $1.1 billion in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of June 30, 2005. These trusts have issued asset-backed securities secured by these mortgage loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third-party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. See “ - Securitizations” for additional information regarding these transactions.

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

We believe we must generate sufficient cash from the following in order to sustain our current level of working capital:

•	the proceeds we receive from selling or financing asset-backed securities in connection with our securitizations;
•	the proceeds from the sale of MSRs to a third-party mortgage servicer;
•	the premiums we receive from selling whole loans on a servicing released basis;
•	origination fees collected on newly closed loans;
•	the cash flow from caps;
•	excess cashflow certificates we retained in connection with our securitizations prior to 2004; and
•	principal and interest payments we receive on our loans held for investment.
Currently, our primary uses of cash requirements include the funding of:

•	mortgage loans held for investment - pre-securitization which are not financed;
•	interest expense on warehouse lines of credit, financing of mortgage loans held for investment, and other financings;
•	scheduled principal pay-downs on financing of mortgage loans held for investment and other financings;
•	transaction costs, derivative costs and credit enhancement (O/C) in connection with our securitization program;
•	general ongoing administrative and operating expenses, including the cost to originate loans;
•	tax payments, including those on excess inclusion income generated from our excess cashflow certificates; and
•	common stock dividends.

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
      We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $878,000 and $1.1 million at June 30, 2005 and December 31, 2004, respectively. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $490,000 and $837,000 at June 30, 2005 and December 31, 2004.

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

To originate and accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit. The material terms and features of our financing facilities in place at June 30, 2005 are as follows:

RBS Greenwich Capital Warehouse Line of Credit. We have a $350.0 million facility with RBS Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides us with the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The facility provides the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-89 days delinquent may be financed at lower borrowing percentages. This facility expires in October 2005. As of June 30, 2005, the outstanding balance under the facility was $97.4 million.

Citigroup Warehouse Line of Credit. We have a $350.0 million facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over the one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0-59 days delinquent. Mortgage loans between 60-89 days delinquent may be financed at lower borrowing percentages. This facility expires in March 2006. As of June 30, 2005, the outstanding balance under the facility was $21.7 million.

Friedman, Billings, Ramsey Line of Credit. We have a $200.0 million multi-seller asset-backed commercial paper facility with FBR, which bears interest based upon a fixed margin over the one-month LIBOR. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. This facility will expire in November 2005. As of June 30, 2005, we had no outstanding balance under the facility.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of June 30, 2005.

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

Geographical Concentration

Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States. For the three months ended June 30, 2005, approximately 26% and 12%, based upon principal balance, of the mortgage loans we originated were on properties located in New York and Florida, respectively, with no other state representing more than 6% of the originations.

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

Impact of New Accounting Standards

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, which provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Share-Based Payment. In December 2004, the FASB published SFAS No. 123(R).  SFAS No. 123(R) replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) also amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

SFAS No. 123(R) provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of SFAS No. 123(R) as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits the restatement of prior periods to record compensation costs calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123(R) using the modified retrospective method. Since we currently account for stock options granted to employees in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The impact of adopting SFAS No. 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123(R) in a prior period, the impact would approximate the impact as described in the disclosure of pro forma net income and earnings per share under SFAS No. 123 in Note 5 to our consolidated financial statements “- Stock-Based Compensation.” SFAS No. 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

Forward-Looking Statements and Risk Factors

Except for historical information contained in the report, certain matters discussed in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which involve risk and uncertainties that exist in our operations and business environment and are subject to change on a variety of important factors. A forward-looking statement may contain words such as “anticipate that,”“believes,”“continue to,”“estimates,”“expects to,”“hopes,”“intends,”“plans,”“to be,”“will be,”“will continue to be,” or similar words. These statements include, but are not limited to, the anticipated impact to our financial statements of our change to our accounting for securitizations, our future profitability, our future cash flows and liquidity requirements, the impact of changes in interest rates, our plans to securitize the loans we originate, our future hedging strategy, and our ability to realize benefits from our deferred tax asset. Such statements are subject to the “safe harbor” provisions of the PSLRA. We caution readers that numerous important factors discussed below, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

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

•
Our loan products may require payment adjustments during the term of the mortgage loan that may result in increased payment defaults by borrowers and higher losses to us. Some of our loan products require payment adjustments during the term of the mortgage loan. This can result in payment defaults by borrowers who are unprepared or unable to meet higher payment requirements. In addition, some of our loan products do not amortize evenly and generally enable the borrower to either pay only interest for several years before the loan begins amortizing or pay a reduced principal and interest payment for the first 10 years. These loan products, in addition to possibly having increased payment defaults, may also result in higher losses to us due to higher principal balances outstanding at the time of a borrower default than would be the case for loan that amortizes evenly throughout its term.

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

•
Our ability or inability to find alternative methods of generating retail leads and originating retail loans in light of the Federal Trade Commission (“FTC”) “do not call” registries, which were implemented in 2003 and may limit our ability to utilize telemarketing to generate retail leads and originate retail loans. Our marketing operations are or may become subject to various federal and state “do not call” list requirements. Under the FTC’s regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from cold calling anyone on that registry. These regulations may restrict our ability to market effectively our products and services to new customers. Furthermore, compliance with these regulations may prove costly and difficult, and we may incur penalties for improperly conducting our marketing activities;

•	The risk that we will be subject to claims under environmental laws;

•
The risk that using Insured AVMs in lieu of appraisals could increase our losses. An AVM may be considered a less accurate measure to value a property and a full appraisal with an interior inspection performed by a licensed appraiser. If the values received from the AVM are higher than the actual property values, we may incur higher losses. While we obtain an insurance policy on the AVM value at the time of origination, there can be no assurance that we will recover claims from this policy in the event of a loss.

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

•
Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers’ reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. We are particularly subject to economic conditions in the northeastern U.S., where approximately 47% of our loans were originated during the six months ended June 30, 2005. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market;

•
The effect that poor servicing or collections by third-party servicers that service the loans we originate, and/or regulatory actions and class action lawsuits against these servicers, could have on the value of our excess cashflow certificates, the net interest spread we earn, and/or our ability to sell or securitize loans in the future;

•
A decline in the quality of servicing and/or a degradation in the financial condition of the entity servicing our mortgage loans could lower the value of our excess cashflow certificates and our securitized loan portfolio, as well as our ability to sell or securitize loans. In May 2001, we transferred our servicing portfolio to Ocwen Financial Corporation (“Ocwen”), which is currently a non-investment grade company. Poor servicing by Ocwen or any other third party servicer who services the loans we originate could harm the value of securitized mortgage loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans (and our excess cash flow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Ocwen and several of its affiliates have been named as defendants in a number of purported class action lawsuits that challenge its servicing practices under applicable federal and state laws. In addition, according to its public filings, Ocwen and its affiliates maintain high levels of indebtedness, Ocwen is a non-investment grade company and has recently terminated its status as a federal savings bank under supervision of the Office of Thrift Supervision ("OTS") and Federal Deposit Insurance Corporation and has obtained, or is in the process of obtaining, necessary licensing at the state and territorial level. If Ocwen's operations are impaired as a result of litigation, governmental investigations, its inability to repay its indebtedness when due, or further degradation of its capitalization or credit rating, our profitability and operations may be harmed.

•	The effect that an interruption in, or breach of, our information systems could have on our business;

•	Our ability or inability to adapt to an implement technological changes to become and/or remain competitive and/or efficient;

•	Unpredictable delays or difficulties in the development of new product programs;

•	Regulatory actions, which may have an adverse impact on our lending;

•
Changes in regulations issued by the OTS have limited our ability to charge prepayment penalties on some of the mortgage loans we originate. These changes do not affect our competitors that are federally regulated institutions, which could have an adverse impact on ability to compete in these states. In addition, the absence of prepayment penalties on some of our loans could also adversely impact our securitizations and related profitability;

•
The unanticipated expenses of assimilating newly-acquired business, if any, into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures; and

•
Our inability to comply with REIT qualification tests for our REIT subsidiary on a continuous basis would subject our securitization trusts issued by our REIT subsidiary to federal income tax as a corporation and not allow it to be filed as part of consolidated income tax return with any other corporation. The REIT rules require compliance with asset, income, distribution and ownership tests. The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock. As of June 30, 2005, members of the Miller family (considered one stockholder under the ownership test) own approximately 48% of the common stock (including employee stock options as calculated under the Code and related rules and regulations). There can be no assurance that we will be able to comply with these tests, or remain compliant. In such an event, a tax imposed upon these securitization trusts would reduce cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts. In such event, this would significantly affect our access to the securitization markets and warehouse and other credit facilities, and reduce our profitability.

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

Changes in the general interest rate levels between the time we originate mortgage loans and the time we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income revenue by affecting the “excess spread” between the interest rate on the mortgage loans and the interest paid on the asset-backed securities issued by the securitization trusts. If interest rates rise between the time we originate the loans and the time we securitize or sell the loans, the excess spread generally narrows, resulting in a loss in value of the loans and lower net interest income for us on mortgage loans we securitize and a lower net gain on sale for us on whole loan sales. Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life in the case of securitizations and an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans arises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in our having a higher cost of funds. This decreases both the fair value of the mortgage loans and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the loans prior to their securitization or sale. As a result, we may experience lower spreads on securitized loans and a lower gain on whole-loan sales.

The following table demonstrates the sensitivity, at June 30, 2005, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

(Dollars in thousands)	Fair Value of Excess Cashflow Certificates	Decrease (Increase) To Earnings (Pre-tax basis)

Fair value as of June 30, 2005	$11,024

10% increase in prepayment speed	11,539	$(515)
20% increase in prepayment speed	12,107	(1,083)

10% increase in credit losses	8,990	2,034
20% increase in credit losses	7,206	3,818

10% increase in discount rates	10,874	150
20% increase in discount rates	10,729	295

10% increase in one and six-month LIBOR	9,526	1,498
20% increase in one and six-month LIBOR	8,279	2,745

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

To reduce our financial exposure to changes in interest rates, we may hedge our mortgage loans held for investment through hedging products that are correlated to the asset-backed securities issued in connection with the securitization of our mortgage loans (e.g., interest rate swaps). (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities”). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment and/or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “- Interest Rate Risk/Market Risk” and “- Item 2. - Management’s Discussion and Analysis of Financial Condition and results of Operations - Forward Looking Statements and Risk Factors”).

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

Management primarily uses financing sources where the interest rate resets frequently. As of June 30, 2005, borrowings under all of our financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed-rate; the remainder contains features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This 30-year loan is fixed for its first two years and then adjusts every six months thereafter.

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

We refer to the one-year and the three-year projections of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at June 30, 2005:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One Year Projection:

Net interest income (1)(2)	$104,328	$103,224	$102,253	$107,757	$114,808
Percentage change from base		(1.06)%	(1.99)%	3.29%	10.05%

Three Year Projection:

Net interest income (1)(2)	$193,024	$185,403	$179,600	$202,487	$215,846
Percentage change from base		(3.95)%	(6.95)%	4.90%	11.82%

(1) Net interest income from assets (income from mortgage loans held for sale, mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

(2) Assumes warehouse interest expense through September 30, 2005.

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

Corridors are legal contracts between us and a third party firm or “counterparty.” The counterparty agrees to make payments to us in the future (net of the in-the-money interest rate cap sold as part of the corridor) should the one- or three-month LIBOR interest rate rise above the strike rate specified in the contract. We have pay the premiums to the counterparties at the beginning of each contract. Each contract has both a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn corridor income (net of the in-the-money interest rate cap sold as part of the corridor). Payments on an annualized basis equal the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed-rate of interest while receiving a rate that adjusts with one-month LIBOR.

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted average strike rates for corridors that we held as of June 30, 2005:

(Dollars in thousands,except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$2,698,082	$1,685,722	$645,815	$195,053	$42,721	$128,771
Weighted average strike price	$5.35	$4.48	$6.32	$7.86	$7.43	$7.44

Caps sold - notional	$2,698,082	$1,685,722	$645,815	$195,053	$42,721	$128,771
Weighted average strike price	$8.08	$7.55	$8.73	$9.48	$9.27	$9.29

Item 4. Controls and Procedures.

Prior to the filing of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. There were no significant deficiencies or material weaknesses identified during the course of this evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act of 1994, the Truth-in-Lending Act, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought: (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the District Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the New York State Banking Department (“NYSBD”) from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In the fourth quarter of 1999, we and the NYSBD submitted opposition to the plaintiffs’ motion. In March 2000, the District Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The District Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the Court’s request in or about April 2004. In August 2004, the District Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and the District Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. We believe the Appellate Court will uphold the settlement, but if it does not, we believe we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

•
In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against the LLC, Delta Funding Residual Management, Inc. (“DFRM”), and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest; (b) specific performance of the LLC’s obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Mr. Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered the New York County action. In February 2004, the Nassau County Supreme Court denied Mr. Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Mr. Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Supreme Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Mr. Morrison’s countersuit, which the Supreme Court denied in September 2004. Discovery is proceeding. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

•
In or about December 2003, we received a notice that we had been named in two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek: (a) certification of a class of plaintiffs, (b) direction to return fax fees charged to borrowers, and (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged: (1) breach of contract, (2) statutory fraud and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims. The plaintiff was granted leave to file a motion to amend his complaint in the fax fee case, which rendered our February 2004 motion to dismiss moot. The plaintiff filed an amended complaint in July 2004 and we filed a new motion to dismiss in August 2004, which the court denied in January 2005, and we have since filed an answer in that case. In March 2004, we filed a motion to dismiss the case pertaining to per diem interest claims, which the court denied in September 2004. We have since filed an answer in that case and plaintiffs filed a motion to dismiss our affirmative defenses, which the Circuit Court granted, permitting us leave to replead the defenses with more particularity, which we have done. Discovery has commenced in both cases. In June 2005, we filed opposition papers to the plaintiff’s motion for class certification in the case pertaining to fax fee claims. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In our about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our subsidiary, Fidelity Mortgage Inc. (“Fidelity”), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act. The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys’ fees, (5) leave to add additional plaintiffs and (6) leave to amend to add claims under applicable state laws. We filed an answer and discovery has commenced. In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion. In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff’s motion for conditional class certification be granted, and that plaintiff’s motion to authorize judicial notice be granted (subject to revision and final approval by the District Court). In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge’s Report and Recommendation and the plaintiff filed its opposition to our objections. In July 2005, the District Court upheld the Magistrate Judge’s Report and Recommendation. Discovery will now continue. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

        Our annual meeting of stockholders was held on May 24, 2005. At the meeting, Hugh Miller and Margaret A. Williams were re-elected as Class III Directors for a term of three years. Sidney A. Miller and Martin D. Payson continue to serve as Class II Directors and Arnold B. Pollard continues to serve as a Class I Director.

•	Votes cast in favor of Mr. Hugh Miller’s selection totaled 18,794,343; while 412,815 votes were withheld.

•	Votes cast in favor of Ms. Margaret A. Williams’ selection totaled 18,290,128; while 917,030 votes were withheld.

       The stockholders also voted to:

•
Ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. Votes cast in favor of this ratification were 18,899,422; while votes cast against were 152,683 and abstentions totaled 155,053.

•
Approve the Corporation’s 2005 Stock Incentive Plan. Votes cast in favor of approval were 10,829,683; while votes cast against were 2,194,247, abstentions totaled 135,981 and broker non-votes totaled 6,047,247.

•
Approve the Corporation’s 2005 Senior Executive Bonus Plan. Votes cast in favor of approval were 12,560,710; while votes cast against were 425,985, abstentions totaled 173,216 and broker non-votes totaled 6,047,247.

Item 5. Other Information.

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, our Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided in 2005 by our independent registered public accounting firm, KPMG LLP. The services include the annual audit, quarterly reviews, issuances of consents related to SEC filings, and certain tax compliance services.

Item 6. Exhibits.

Exhibit No.	Filed	Description

31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(a)	Section 1350 Certification of the Chief Executive Officer
32.2	(a)	Section 1350 Certification of the Chief Financial Officer
_______________
(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA FINANCIAL CORPORATION (Registrant)

Date: August 5, 2005	By:	/s/ Hugh Miller

Title: President and Chief Executive Officer

By:	/s/ Richard Blass

Title: Executive Vice President and Chief Financial Officer