Form 10-K
period 2005-12-31
DELTA FINANCIAL CORP
filed 2006-03-16
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]  No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                              Accelerated filer [ x ]                              Non accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]  No [ x ]

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $9.51 for such stock on that date, was approximately $108.4 million.

As of March 2, 2006, 20,462,587 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference from Delta Financial Corporation’s definitive proxy statement to stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

2

PART I
Item 1. Business.

An investment in Delta Financial Corporation common stock involves substantial risks and uncertainties. Delta Financial Corporation encourages you to carefully review the information set forth under the caption “Forward Looking Statements and Risk Factors” and “Risk Factors” on page 20 for a description of some of these uncertainties.

Description of Our Business

Delta Financial Corporation (and collectively with its wholly owned subsidiaries, the “Company,” “we” or “us” and on a stand-alone basis “Delta Financial” or the “Holding Company”) is a national specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans. We were incorporated in 1996 as a Delaware corporation (prior to which we had been organized in 1982 as Delta Funding Corporation, a New York corporation). Our corporate offices are located at 1000 Woodbury Road, Woodbury, NY 11797 and we can be contacted at (516) 364-8500 or through our Internet website at www.deltafinancial.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access our filings with the SEC at no cost from the SEC’s website at http://www.sec.gov, or on the Investor Relations page of our website. Information appearing on our website will not be deemed to be part of this report.

Our loans primarily are secured by first mortgages on one- to four-family residential properties. Throughout our 24-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with the conforming lending guidelines of Fannie Mae and Freddie Mac. We make mortgage loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements.

We provide our customers with a variety of loan products designed to meet their needs, using a risk-based pricing strategy to develop products for different risk categories. Historically, the majority of our loan production has been fixed-rate with amortization schedules ranging from five years to 30 years. In 2005, our average loan size was approximately $154,000 and, at the time of origination, the weighted average interest rate was 8.0%, the weighted average combined loan-to-value (“CLTV”) ratio was 78.8% and the weighted average credit score of the underlying borrowers was approximately 628. Since 2001, at least 37% of our annual loan production has been related to borrowers located in either New York, New Jersey or Pennsylvania.

We adhere to our Best Practice Lending Program aimed at ensuring the origination of quality loans and helping to better protect consumers. This Best Practice Lending Program includes:

▪
fair lending initiatives aimed at ensuring that all borrowers are treated fairly and similarly regardless of race, color, creed, religion, national origin, sex, sexual orientation, marital status, age, disability and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act;

▪	oversight of mortgage brokers and closing agents;

▪	fraud detection and protection;

▪	Plain English disclosures; and

▪	other originations and underwriting initiatives which we believe help protect consumers.

        We make mortgage loans to individual borrowers, which are a cash outlay for us. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse lines of credit or utilizing our available working capital. Following this initial holding period, we either securitize our loans or sell them on a whole-loan basis, using the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. Since the first quarter of 2004, we have structured our securitizations to be accounted for as on-balance sheet financings, in which we record interest income on the outstanding portfolio of loans in each securitization trust and interest expense from the pass-through securities issued by each securitization trust over time. Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. When we sell loans on a whole-loan basis, we record the premiums received upon sale as revenue, net of any premium recapture reserves. (See “-Origination of Mortgage Loans - Securitizations and Whole Loan Sales”).

Business Strategy

Our core business strategy is to securitize the majority of our loan originations, and thereby increase the size of our on-balance sheet securitized loan portfolio, which we believe will ultimately help provide a relatively consistent source of income in the upcoming years. As part of this strategy, we will seek to continue to increase our overall loan production, while maintaining our adherence to stringent underwriting standards. We plan to increase loan production by:

Strengthening our loan production capabilities. In 2005, we expanded our wholesale origination platform by hiring more commissioned-based account executives, and opened a regional office. At the same time, we expanded our retail origination platform by growing our existing loan origination centers, added a new origination center and hired more mortgage analysts. In 2006, we plan to further penetrate existing and new markets by continuing to hire additional account executives for our wholesale channel and hiring more mortgage analysts in our retail channel. We believe that our 11 retail loan origination centers currently have the capacity to add a meaningful number of mortgage analysts without incurring significant capital expenditures.

Building a portfolio of loans on our balance sheet. We intend to continue to structure our securitizations to be accounted for as secured financings and to securitize the majority of the mortgage loans we originate so as to increase the size of our on-balance sheet loan portfolio that generates interest income. As the size of our loan portfolio continues to increase in 2006, compared to 2005, we anticipate recording increased net interest income generated from our on-balance sheet loan portfolio.

Maintaining our stringent loan underwriting standards. While we are focused on growing our loan originations and loan portfolio, we intend to continue to assess our extensive database of proprietary loan-level performance data to adjust our risk-based pricing model and underwriting guidelines. By doing so, we believe we can continue to originate quality mortgage loans.

Capitalizing on our operating leverage. We intend to capitalize on our operating leverage by lowering our cost to originate loans as a percentage of mortgage loans originated by increasing our origination volume at a faster pace than the increase in expenses over the same period. We believe we will be able to use advances in technology and, in particular, our proprietary loan origination system Click & Close® (“C&C”) to reduce our loan origination costs while increasing efficiency and providing a high level of service.

Origination of Mortgage Loans

We originate mortgage loans through two distribution channels, wholesale and retail. In the wholesale channel, we receive loan applications from independent third-party mortgage brokers, who submit applications on a borrower’s behalf. In the retail channel, we receive loan applications directly from borrowers. We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower. We underwrite loan packages for approval through our Woodbury, New York headquarters, our Cincinnati, Ohio underwriting hub, and our regional offices in Phoenix, Arizona; Jacksonville, Florida; Boston, Massachusetts; and Dallas, Texas. We also purchase closed loans on a limited basis. (See “-Wholesale Loan Channel”).

For the year ended December 31, 2005, we originated $3.8 billion of loans, an increase of $1.2 billion, or 46.9%, over the $2.6 billion of loans originated in the year ended December 31, 2004. The amount originated in 2005 included approximately $2.0 billion of wholesale loans, representing 53.9% of total loan production, and $1.8 billion of retail loans, representing 46.1% of total loan production, compared to $1.5 billion of wholesale loans, or 57.4% of total loan production, and $1.1 billion of retail loans, or 42.6% of total loan production, during the year ended December 31, 2004.

The following table shows certain data regarding our loans, presented by channel of loan originations, for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Wholesale:
Number of loans	10,982	8,434	6,087
Principal balance	$2,065,638	$1,497,743	$1,005,484
Average principal balance per loan	188	178	165
Weighted average initial LTV/CLTV ratio (1)	77.5%	76.5%	74.2%
Weighted average interest rate	7.7%	7.7%	8.0%
Weighted average credit score	618	623	622

Retail:
Number of loans	13,927	9,259	6,309
Principal balance	$1,770,007	$1,113,783	$707,253
Average principal balance per loan	127	120	112
Weighted average initial LTV/CLTV ratio (1)	80.2%	80.0%	79.6%
Weighted average interest rate	8.3%	8.1%	8.3%
Weighted average credit score	639	640	633

Total Wholesale and Retail:
Number of loans	24,909	17,693	12,396
Principal balance	$3,835,645	$2,611,526	$1,712,737
Average principal balance per loan	154	148	138
Weighted average initial LTV/CLTV ratio (1)	78.8%	78.0%	76.4%
Weighted average interest rate	8.0%	7.9%	8.1%
Weighted average credit score	628	630	627

Percentage of Loans Secured by:
First mortgages	97.8%	97.7%	97.7%
Second mortgages	2.2%	2.3%	2.3%

    (1) We determine the weighted average initial loan-to-value (“LTV”) ratio of a loan secured by a first mortgage by dividing the amount of the loan by the lesser of the purchase price or the appraised (or Insured Automated Valuation Model (“Insured AVM”)) value of the mortgage property at origination. We determine the weighted average CLTV ratio of a loan secured by a second mortgage by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised (or Insured AVM) value of the mortgage property at origination.

The following table shows the weighted average interest rate and initial LTV or CLTV ratio by lien position for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005	2004	2003
First Mortgage:
Weighted average initial LTV ratio (1)	78.7%	78.0%	76.4%
Weighted average interest rate	7.9%	7.8%	8.1%

Second Mortgage:
Weighted average initial CLTV ratio (1)	80.2%	80.1%	78.5%
Weighted average interest rate	9.3%	9.1%	9.3%

    (1)  We determine the weighted average initial LTV ratio of a loan secured by a first mortgage by dividing the amount of the loan by the lesser of the purchase price or the appraised (or Insured AVM) value of the mortgage property at origination. We determine the weighted average initial CLTV ratio of a loan secured by a second mortgage by taking the sum of the loan secured by the first and second mortgages and dividing by the lesser of the purchase price or the appraised (or Insured AVM) value of the mortgage property at origination.

The following table shows the geographic distribution of loan purchases and originations for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005		2004		2003
	Percentage	Amount	Percentage	Amount	Percentage	Amount
Region:			(Dollars in millions)
New York, New Jersey and Pennsylvania	37.7%	$1,447.6	41.5%	$1,083.3	45.8%	$784.7
Midwest	16.0	612.7	17.8	463.8	16.8	287.6
Mid-Atlantic (1)	14.4	552.7	15.3	400.7	17.8	305.2
Southeast	15.5	595.6	10.1	264.1	7.4	126.2
New England	7.6	290.8	10.6	277.7	8.0	136.5
West	8.8	336.2	4.7	121.9	4.2	72.5
Total	100.0%	$3,835.6	100.0%	$2,611.5	100.0%	$1,712.7

         (1) Excluding New York, New Jersey and Pennsylvania.

Wholesale Loan Channel. Through our wholesale loan distribution channel, which is principally conducted out of our Woodbury, New York headquarters, we primarily originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans in 34 states, through a network of approximately 3,000 independent brokers. The brokers’ role is to source the business, identify the applicant, assist in completing the loan application, and process the loans, including, among other things, gathering the necessary information and documents, and serving as the liaison between the borrower and us through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all of the conditions that we impose as the lender, lend the money to the borrower. Due to the fact that brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers - for which they charge a broker fee - originating loans through our broker network generally allows us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations. Additionally, on a limited basis, we purchase loans on a flow basis from select independent correspondents. This typically involves purchasing individual loans shortly after the loans are originated, as opposed to bulk purchases, which entail purchasing typically larger pools of loans at one time. We re-underwrite each of these loans, in accordance with our underwriting standards, prior to purchasing. As of December 31, 2005, we employed 138 account executives focused exclusively on the broker community. For the year ended December 31, 2005, our wholesale network accounted for $2.0 billion, or 53.9% of our loan originations, compared to $1.5 billion, or 57.4%, of our loan originations for the year ended December 31, 2004 and $1.0 billion, or 58.7%, of our loan originations for the year ended December 31, 2003. No single broker contributed more than 5.3%, 5.9% or 5.0% of our total loan production in the years ended December 31, 2005, 2004 and 2003, respectively.

Wholesale Marketing. Historically, we have established and maintained relationships with brokers offering non-conforming mortgage products.

Typically, we initiate contact with a broker through our Business Development Department, supervised by a senior officer with over 23 years of sales and marketing experience in the industry. We usually hire account executives that have contacts with brokers that originate non-conforming mortgage loans within their geographic territory. The account executives are responsible for developing and maintaining our broker network within their geographic territory by frequently visiting brokers, communicating our underwriting guidelines, disseminating new product information and pricing changes, soliciting loan leads, analyzing applications, providing pre-approvals and by demonstrating a continuing commitment to understanding the needs of the customer. The account executives attend industry trade shows and inform us about the products and pricing being offered by competitors and new market entrants. This information assists us in refining our programs and product offerings in order to remain competitive. Account executives are typically compensated with a base salary or draw, and commissions based on the volume of loans originated as a result of their efforts.

Approval Process for Independent Mortgage Brokers. Before a broker becomes part of our network, the broker must go through an approval process. Once approved, brokers may begin submitting applications and/or loans to us.

To be approved, a broker must:

•	demonstrate that he/she is properly licensed and registered in the state in which he/she seeks to transact business; and

•	sign a standard broker agreement with us that requires the signer, among other things, to:

	•	abide by our fair lending policy;

	•	follow the National Association of Mortgage Brokers Best Practices Policies;

	•	comply with all state and federal laws; and

	•	submit only true and accurate documents and disclosures.

As part of the approval process we also perform searches on all new brokers using a third-party database that contains public and nonpublic information on individuals and companies that have incidents of potential fraud and misrepresentation. In addition, we regularly review the performance of loans originated through our brokers.

Once approved, a broker may submit loan applications for prospective borrowers. To process broker submissions, our broker originations channel is organized by geographic regions and into teams, each consisting of account executives and account managers/processors, which are generally assigned to specific brokers. Since we operate in a highly competitive environment where brokers often submit the same loan application to several prospective lenders simultaneously, we strive to provide brokers with a rapid and informed response. Account executives analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within the same business day. In addition, brokers can obtain preliminary approvals, typically within seconds, directly from our proprietary originations software program - Click & Close® - by logging in and entering the basic loan information. Once a package is received from the broker, and the application is logged into C&C, the loan is automatically sent to an underwriting queue for review. If our underwriter approves the application, a “conditional approval” will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The file is then queued back to the account manager/processor, who works directly with the submitting broker to collect the requested information, meet all underwriting conditions and send out all appropriate documentation and disclosures.

In most cases, we fund loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, we will use reasonable efforts to ensure that there is no missing information concerning the borrower or the application that might change the denial decision on the loan.

We strive to have our account executives maintain the level of knowledge and experience integral to our commitment to provide the highest quality service for brokers. We believe that by maintaining an efficient, trained and experienced staff, we have addressed four central factors that influence where a broker sends its business:

▪	the service and support a lender provides;

▪	product offerings and pricing;

▪	the turn-around time, or speed in which a lender closes loans; and

▪	the lender’s knowledge concerning the broker and the broker’s business.

Retail Loan Channel. Through our retail distribution channel, we develop retail loan leads primarily through our telemarketing system located in Cincinnati, Ohio, and also through Internet leads, direct mail, and our network of 11 origination centers located in 10 states. We continually monitor the performance of our retail operations and evaluate current and potential retail office locations on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed.

Typically, contact with the customer is handled initially through our telemarketing center. Through our marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for our products. Our telemarketing representatives identify interested customers and forward these potential borrowers to a branch manager through our C&C system. The branch managers, in turn, distribute these leads to mortgage analysts via C&C by queuing the loan to a mortgage analyst’s “to do” list in C&C. The assigned mortgage analyst discusses the applicant’s qualifications and available loan products, negotiates loan terms with the borrower, ensures that an appraisal has been ordered from an independent third party appraisal company (or may, when certain underwriting criteria have been met, obtain an Insured AVM value), orders a credit report from an independent, nationally recognized credit reporting agency and processes the loan through completion. Our mortgage analysts are trained to structure loans that meet the applicant’s needs while satisfying our lending guidelines. C&C is utilized to queue the loan to underwriters at the appropriate times for approvals and help to facilitate the loan application process through closing. At December 31, 2005, we employed 413 loan officers, which represents a 13.2% increase over the 365 loan officers employed at December 31, 2004. The retail channel accounted for $1.8 billion, or 46.1%, of our loan originations for the year ended December 31, 2005, compared to $1.1 billion, or 42.6%, of our loan originations for the year ended December 31, 2004 and $707.3 million, or 41.3%, of our loan originations for the year ended December 31, 2003.

Loan Underwriting

Underwriting Guidelines. We maintain written underwriting guidelines that are utilized by all of our employees associated with the underwriting process. Throughout our 24-year history, these guidelines have been reviewed and updated on an on-going basis by senior underwriters and the head of risk management. We provide our underwriting guidelines to all of the brokers from whom we accept loan applications. Loan applications are classified according to particular characteristics, including, but not limited to, the applicant’s:

▪	ability to pay;

▪	credit history (with emphasis on the applicant’s existing mortgage payment history);

▪	credit score;

▪	income documentation type;

▪	lien position;

▪	LTV ratio;

▪	property type; and

▪	general stability, in terms of employment history, time in residence, occupancy and condition and location of the collateral.

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

Summary of Delta’s Principal Underwriting Criteria (1)

	“A” Risk	“B” Risk	“C” Risk	“D” Risk

Credit Profile	Excellent credit history.	Good overall credit history.	Good to fair credit history.	Fair to poor credit history.
Existing Mortgage History	Up to a maximum of two 30-day late payments in the last 12 months.	Up to a maximum of one 60-day late payment in the last 12 months.	Mortgage up to 60 days delinquent at close. Up to a maximum of one 90-day late payment in the last 12 months.	Mortgage delinquent 90 days or more.
Credit Scores (2)	Generally, minimum credit score of 500.	Generally, minimum credit score of 500.	Generally, minimum credit score of 500.	Generally, minimum credit score of 500.
Bankruptcy Filings	Generally, Ch. 7 discharged or Ch. 13 filed more than two years prior to closing. Ch. 13 discharged prior to closing.	Generally, Ch. 7 discharged or Ch. 13 filed more than 18 months prior to closing and open Ch. 13 is considered.	Generally, Ch. 7 discharged or Ch. 13 filed prior to closing and open Ch. 13 is considered.	Generally, Ch. 7 discharged by closing. Open Ch. 13 considered.
Debt Service to Income Ratio	55% or less	55% or less	55% or less	55% or less
Maximum LTV ratio:
Owner-Occupied	Up to 100% LTV with a 580 credit score for full income check loans if mortgage is 0x30 within last 12 months.	Up to 90% LTV with a 580 credit score for full income check loans if mortgage is no worse than 3x30 within the last 12 months.	Up to 80% LTV with a 550 credit score for full income check loans if 0x90 within the last 12 months.	Up to 70% LTV with a 550 credit score for full income check, one 1x120 within last 12 months.
Non-Owner Occupied	Up to 90% LTV with a 675 credit score for full income check loans if mortgage is no worse than 0x30 within the last 12 months.	Up to 80% LTV with a 600 credit score for full income check loans if mortgage is no worse than 3x30 within the last 12 months.	Up to 75% LTV with a 580 credit score for full income check loans if mortgage is 0x90 within the last 12 months.	Not available.

(1) Each lettered risk classification has one or more sub-classifications. For example, within the “A” risk class, there are the following credit program sub-classifications: “A+”, “A1” and “A2”. The letter grades applied to each risk classification in the table reflect our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(2) The minimum credit score and maximum LTV set forth in the table is for borrowers providing full documentation for a first mortgage on a one to two family property. Depending on the risk parameters of the loan, the minimum credit score requirement may be higher and the maximum LTV may be lower, or require a higher credit score for the same LTV. (“0x30” means no payments late by 30 days, “3x30” means three payments late by 30 days; “0x90” means no payments late by 90 days and “1x120” means one payment late by 120 days).

Underwriting Exceptions. We use these categories and characteristics as a guideline only. On a case-by-case basis, we may determine that the prospective borrower warrants an exception from our underwriting guidelines if sufficient compensating factors exist. Examples of compensating factors we consider include the following:

▪	low debt ratio;

▪	long-term stability of employment and/or residence;

▪	excellent payment history on past mortgages; or

▪	a significant reduction in monthly expenses.

The following table sets forth the credit quality of our originations along with the weighted average coupon and weighted average LTV/CLTV, for the years ended December 31, 2005, 2004 and 2003:

(Dollars in thousands)	Credit Grade	Total Originations	Percent of Total Originations	Weighted Average Coupon	Weighted Average LTV/CLTV
For the Year Ended

December 31, 2005	A	$ 3,466,805	90.4%	7.9%	80.1%
	B	195,085	5.1	8.6	69.8
	C	96,780	2.5	8.9	66.0
	D	76,975	2.0	9.6	56.6
Total/Average		$ 3,835,645	100.0%	8.0%	78.8%

December 31, 2004	A	$ 2,331,952	89.3%	7.7%	79.4%
	B	153,768	5.9	8.6	70.4
	C	81,369	3.1	9.0	64.7
	D	44,437	1.7	10.0	55.7
Total/Average		$ 2,611,526	100.0%	7.9%	78.0%

December 31, 2003	A	$ 1,539,028	89.9%	8.0%	77.5%
	B	92,886	5.4	9.3	69.9
	C	55,431	3.2	9.7	66.2
	D	25,392	1.5	10.8	56.2
Total/Average		$ 1,712,737	100.0%	8.1%	76.4%

The mortgage loans we originate have amortization schedules ranging from five years to 30 years, generally bear interest at fixed rates and require equal monthly payments, which are due on a scheduled day of each month. The adjustable-rate mortgage loans we originate, referred to as “2/28” or “3/27” products, generally contain features where rates are fixed for some period of time (two to three years) and then adjust every six months thereafter. During the third quarter of 2005 we began to offer a product referred to as a stepped fixed-rate mortgage. This product has a fixed rate throughout its term, and a 30-year maturity without a balloon payment. During the first 10 years of the mortgage loan’s term, the fixed monthly payment is based on a 40-year amortization, after which the fixed monthly payment is adjusted based on a 20-year amortization during the remaining 20 years of the term.

The principal amounts of the loans we originate generally range from a minimum of $40,000 to a maximum of $800,000; however we will consider loans up to $1.0 million. We will lend up to 100% of the CLTV ratio. Our loans are generally secured by one- to four-family residences, including condominiums and townhouses, and these properties are usually occupied by the owner. It is our policy not to accept commercial properties or unimproved land as collateral. However, we will accept mixed-use properties, such as a property where a portion of the property is used for residential purposes and the balance is used for commercial purposes, and we will accept small multifamily properties of five to eight units, both at reduced LTV ratios. We do not originate loans where any senior mortgage contains an open-end advance, negative amortization or shared appreciation provisions - all of which could have the effect of increasing the amount of the senior mortgage, thereby increasing the CLTV, and increasing the risk of the loan to us. Additionally, during the fourth quarter of 2005 we ceased the origination of mortgages collateralized by double-wide mobile homes, which represented 2.9% of our annual 2005 loan origination volume, due to decreased interest in such products in the secondary market.

Documentation and Review. Our mortgage loan programs include:

•	a full documentation program;

•	a limited documentation program;

•	a no income verification program for self-employed borrowers; and

•	a stated income program.

Our borrowers’ total monthly debt obligations - which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness - generally are 50% or less of the borrowers’ monthly gross income. Some of our borrowers will qualify using our maximum debt-to-income ratio of 55%. For loans to borrowers who are salaried employees, we require current employment information in addition to employment history. We verify this information based on one or more of the following items: written confirmation from employers, a recent pay-stub, a recent W-2 tax form, recent tax return, bank statements and telephone confirmation from the employer. For our limited documentation program, we require either six months of bank statements or a job letter which contains substantially the same information one would find on a standard verification of employment form, including:

•	job position;

•	length of time on job;

•	current salary; and

•	the job letter should appear on the employer’s letterhead and include the telephone number and signature of the individual completing the letter on behalf of the employer.

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

We assess a borrower’s credit-worthiness primarily based on the borrower’s mortgage history and credit score, and we generally adjust our pricing and LTV ratios based on many other risk parameters. Our borrowers often have either (a) mortgage or other credit delinquencies, (b) problems providing documentation generally required by traditional lenders, and/or (c) collateral types against which traditional lenders may not lend. Qualification for a loan is based primarily upon our risk-based pricing model and guidelines, which we have developed over our 24-year history and our extensive database of prior loan performance. Because there are compelling circumstances with some borrowers, we employ experienced non-conforming mortgage loan underwriters to review the applicant’s credit profile and to evaluate whether an impaired credit history is a result of adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. An applicant's credit record will often be impaired by personal circumstances, including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing.

We have a staff of 98 underwriters, averaging eight years of non-conforming lending experience and four years working for us. All underwriting functions for broker originations are conducted in our Woodbury, New York headquarters, our Cincinnati, Ohio underwriting office and our regional offices in Jacksonville, Florida; Boston, Massachusetts; and Dallas, Texas. All underwriting functions for retail originations are conducted in our Cincinnati, Ohio retail underwriting ‘‘hub’’; our Phoenix, Arizona regional office and our Woodbury, New York headquarters. We do not delegate underwriting authority to any third party. Our underwriting department functions independently of our business development and sales departments and does not report to any individual directly involved in the sales origination process. Our underwriters are trained to review all components of the loan to determine its compliance with our underwriting guidelines.

As the underwriting department employs underwriters with different levels of experience and seniority, we have instituted underwriting internal controls that limit approval authority based on underwriting position. These limits are based on maximum loan amount and LTV ratios, ensuring that loans at the highest dollar or LTV limits we offer are reviewed and approved only by the underwriting department's most senior members. Also, for all files initially reviewed by lower level underwriters, a second review of the file is performed by a more senior underwriter prior to closing the loan.

Appraisals, Insured AVMs and Quality Control. We underwrite every loan submitted by thoroughly reviewing credit and by performing the following:

▪	a separate appraisal review is conducted by our underwriter and/or appraisal review department, except where an appraisal is centrally ordered by us or an Insured AVM is utilized; and

▪
a full compliance review, to ensure that all documents have been properly prepared, all applicable disclosures have been given in a timely fashion, and proper compliance with all federal and state regulations.

When we utilize appraisals, we require that they be performed by third-party, fee-based appraisers and to conform generally to current Fannie Mae and Freddie Mac secondary market requirements for residential property appraisals. Each appraisal includes, among other things, an inspection of both the exterior and interior of the subject property and data from sales within the preceding 12 months of similar properties within the same general location as the subject property. We perform an appraisal review on each loan prior to closing on appraisals that were not centrally ordered by us. In addition to reviewing each of these appraisals for accuracy, we access alternate sources to validate sales used in the appraisals to determine market value. These sources include:

▪	Multiple Listing Services;

▪	assessment and sales services, such as Comps, Inc., Pace and RealQuest;

▪	on-line Internet services, such as Realtor.com; and

▪	other sources for verification, including broker price opinions and market analyses by local real estate agents.

For quality control purposes, using the criteria that we have developed over time, we actively track and grade all appraisers from whom we accept appraisals. We do not accept work from appraisers who have not conformed to our review standards.

When certain underwriting criteria have been met, we may utilize an Insured AVM in lieu of an appraisal for certain originations. If a borrower has a 620 or higher credit score, the property type is either one-family or condominium and the loan amount is $500,000 or less, we may utilize an Insured AVM in lieu of an appraisal, as described below.  An Insured AVM is the coupling of a third-party valuation estimate and insurance on that value. The third-party AVM providers have created computer programs that use relevant real estate information, such as sales prices, property characteristics and demographics, to calculate a value for a specific property. Public records are the primary data source for an Insured AVM, and the quality of the values that they generate varies depending upon the data they use and their design. AVMs are complex programs incorporating a variety of forecasting techniques including linear regression, expert systems, neural networks, artificial intelligence and other methodologies. The different methodologies, algorithms, and variables used by the third-party AVM providers may vary greatly and affect their reliability and accuracy.

Once an acceptable AVM has been generated, we will order a property condition report. One of the weaknesses in using an AVM to value a property is the lack of a physical exterior or interior inspection of the property. To mitigate some of this inherent weakness, we require a property condition report for each AVM considered for use. A property condition report is a limited physical external inspection of the property. The primary benefit of using Insured AVMs is that they substantially reduce the time to complete a value estimate on a property. During the year ended December 31, 2005, we utilized an Insured AVM for approximately 11% of the loans we originated and those loans had a weighted average LTV of 77% and a weighted average credit score of 689.

At the closing of a loan, when an AVM is used we will purchase insurance that will insure the value of the property. In the event the borrower defaults upon the loan, resulting in the liquidation of the property, the insurance company may have to pay a portion of any losses we incur. A retroactive appraisal is performed as of the original valuation date when a loss arises involving an Insured AVM. If the Insured AVM value is found to exceed the appraisal value by more than a specific tolerance percentage (i.e., 10%), the insurer must reimburse us for the losses incurred from the disposal of the property or for the difference in values, whichever is less, plus certain other expenses.

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

We perform a post-funding quality control review to monitor and evaluate our loan origination policies and procedures. Our quality control department is separate from our underwriting department and reports directly to a member of senior management.

Our quality control department samples at least 10% of all loan originations and performs a full quality control re-underwriting and review, the results of which are reported to senior management on a quarterly basis. On a daily basis, should the need arise, the manager of quality control underwriting will notify senior management of any critical loan findings. The sample of loans reviewed is selected in the following manner:

▪	all early default payments and customer complaints;

▪	at least 5% of all funded loans each month are selected on a random basis; and

▪
targets, which may be based on sources of business (both internal branches/teams and external brokers, areas or other third parties) or products (perceived riskier products and/or newly offered products).

If any discrepancies are discovered during the review process, a senior quality control underwriter re-reviews the loan and proceeds with any necessary follow-up actions. Discrepancies noted by the review are analyzed and corrective actions are instituted. A typical quality control underwriting review currently includes:

▪	re-verifying the credit report;

▪	reviewing loan applications for completeness, signature, and consistency with other processing documents;

▪	obtaining new written and/or verbal verification of income and employment from employer;

▪	obtaining new written and/or verbal verification of mortgage to re-verify any outstanding mortgages, if necessary;

▪	obtaining a new verification of value and/or photo for each property; and

▪	analyzing the underwriting and program selection decisions.

We update the quality control process from time-to-time as our policies and procedures change.

Click & Close®. C&C is a proprietary web-based system that we developed internally to streamline and integrate our origination process. C&C opens an online channel of communications between us, brokers and a wide range of other mortgage information sources. C&C includes an integrated imaging system that reduces paper flow and allows loans to be handled simultaneously by multiple employees in the originations process. We currently use C&C to automate and facilitate many of our origination processes, including, but not limited to:

▪	logging in and tracking applications in our retail and wholesale channels;

▪	increasing the amount of internal loan origination processes that can be handled electronically, which reduces paper flow between account managers, mortgage analysts, loan processors and underwriters;

▪	generating pre-approvals utilizing our risk-based pricing model;

▪	generating stipulation sheets, preliminary disclosures and other documents; and

▪	easy, real-time supervisory oversights to ensure all applications are being worked on in a timely manner.

We are continuing to improve C&C to further streamline our processes and to reduce the paper flow required throughout the mortgage origination process. Our goal is to reduce our reliance on paper records, which we believe will lower our cost to originate.

       Pooling of Loans Prior to Securitization or Whole-Loan Sales. After we fund a loan, we typically pledge the loan as collateral under a warehouse line of credit to obtain financing against that mortgage loan. By doing so, we replenish our capital in order to make new loans. Typically, loans are financed though a warehouse line of credit for only a limited time - generally, not more than three months - long enough to enable us to either securitize or sell the loans. During the time we hold the loans prior to securitization or whole-loan sale, we earn interest income from the borrower. The income is partially offset by any interest we pay to our warehouse creditors for providing us with financing. Additionally, we pay a third-party servicer a sub-servicing fee to perform the servicing of the mortgage loans during this pre-securitization or pre-sale holding period.

Securitizations and Whole-Loan Sales. We securitize or sell all of the mortgage loans we originate. As a fundamental part of our present business and financing strategy, we securitize a substantial portion of our mortgage loans. We may also sell a portion of our loans as whole loans. We select the outlet depending on market conditions, relative profitability and cash flows. In the years ended December 31, 2005 and 2004, whole-loan sales comprised approximately 14.9% and 6.5%, respectively, of the total amount of our combined securitizations and whole-loan sales transactions.

The following table sets forth certain information regarding loan securitizations and loans sold on a whole loan basis for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Loan securitizations - gain on sale (1)	$--	$113,927
Loan securitizations - portfolio based	3,199,997	2,309,989
Whole-loan sales	561,487	169,326
Total securitizations and whole-loan sales	$3,761,484	$2,593,242

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

Securitizations. In a securitization, we pool together loans, typically each quarter, and convey these loans to a newly formed securitization trust. These trusts are established for the limited purpose of receiving our mortgage loans and are bankruptcy remote - meaning that purchasers of asset-backed securities must rely on the cash flows generated from the assets held by the securitization trust for payment and not upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors. We carry no contractual obligation related to these trusts or the loans conveyed to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis, despite carrying the securitized loans and the securitization financing on our financial statements. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

         The following table sets forth information about our on-balance sheet securitized mortgage loan portfolio, completed since the first quarter of 2004, at December 31, 2005:

(Dollars in thousands)	Issue Date	Current Loan Principal Balance (1)	Total Securitization Debt Balance (2)

Asset-backed Security Series:

2004-1	March 30, 2004	$ 288,073	$ 281,171
2004-2	June 29, 2004	322,678	308,095
2004-3	September 29, 2004	403,910	392,057
2004-4	December 29, 2004	459,848	453,165
2005-1	March 31, 2005	634,592	626,613
2005-2	June 29, 2005	696,387	697,105
2005-3	September 29, 2005	806,494	808,742
2005-4	December 30, 2005	874,998	875,313
Total		$ 4,486,980	$ 4,442,261

         (1) The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), real estate owned ("REO") (at its trust basis value) and the principal portion of trustee receivables.

(2) The total securitization debt (financing on mortgage loans held for investment) balance shown excludes discounts of $5.3 million at December 31, 2005.

The securitization trust raises cash to purchase the mortgage loans from us generally by issuing securities to the public. These securities, known as “asset-backed securities,” are secured, or backed, by the pool of mortgage loans held by the securitization trust. These asset-backed securities, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, entitle their holders to receive the principal (including prepayments of principal) and a portion of the interest, collected on the mortgage loans in the securitization trust. We structured each of our securitizations in 2005 and 2004 to be accounted for as a secured financing, which is known as “portfolio accounting.” With portfolio accounting, the mortgage loans held in the securitization trust are recorded on our balance sheet as mortgage loans held for investment, together with the related financing on the mortgage loans held for investment (which are the senior securities or bonds issued by the securitization trust). Prior to 2004, we structured our securitizations to be accounted for as sales, which is known as “gain-on-sale accounting.” With gain-on-sale accounting, we recorded an upfront gain at the time of securitization and capitalized the excess cashflow certificates on our balance sheet.

Each pool of mortgage loans financed through the asset-backed securitization market includes a series of asset-backed securities with various credit ratings, maturities and interest rates. The combined weighted average interest rate of the asset-backed securities in each securitization will generally increase over time as the shorter-term asset-backed securities with higher credit ratings and lower interest costs mature, leaving the longer-term asset-backed securities with lower credit ratings and higher interest costs remaining.

During the years ended December 31, 2005 and 2004, we issued four securitizations totaling $3.2 billion in collateral, and we issued four securitizations totaling $2.3 billion in collateral, respectively. We also delivered $113.9 million of mortgage loans in January 2004 using a pre-funding feature relating to the fourth quarter 2003 securitization. All of our 2005 and 2004 securitizations received ratings on various classes of securities ranging from AAA/Aaa to BBB-/Baa3 rated by Standard & Poor's Ratings Services (“S&P”), Moody's Investors Service, Inc (“Moody’s”), and/or Fitch Ratings, Inc. (“Fitch”), respectively, and AAA to BBB rated by Dominion Bond Rating Service, Inc. (“DBRS”). The following table sets forth information with respect to our 2005, 2004 and 2003 securitizations as of their issuance date by offering size (which includes pre-funded amounts), collateral, initial weighted average pass-through rate and type of credit enhancement:

Securitization	Issuance Date	Public Offering Size	Collateral	Initial Weighted Average Pass-Through Rate	Credit Enhancement
		(Dollars in millions)
2005-1	March 31, 2005	$ 728.6	$ 750.0	4.49%	Senior/Sub
2005-2	June 29, 2005	729.0	750.0	4.57	Senior/Sub
2005-3	September 29, 2005	797.8	825.0	4.92	Senior/Sub
2005-4	December 30, 2005	848.3	875.0	5.82	Senior/Sub
		$ 3,103.7	$ 3,200.0

2004-1	March 29, 2004	$ 542.3	$ 550.0	1.71%	Senior/Sub
2004-2	June 25, 2004	504.4	520.0	4.44	Senior/Sub
2004-3	September 28, 2004	623.4	640.0	4.18	Senior/Sub
2004-4	December 29, 2004	583.8	600.0	4.34	Senior/Sub
		$ 2,253.9	$ 2,310.0

2003-1	March 27, 2003	$ 258.6	$ 263.1	2.40%	Senior/Sub
2003-2	June 26, 2003	393.0	400.0	2.19	Senior/Sub
2003-3	September 30, 2003	434.7	440.0	1.83	Senior/Sub
2003-4 (1)	December 29, 2003	470.0	475.0	2.13	Senior/Sub
		$ 1,556.3	$ 1,578.1

(1) The 2003-4 securitization collateral amount includes $113.9 million of mortgage loans we delivered during the first quarter of 2004, through a pre-funding feature in connection with our fourth quarter 2003 securitization.

Each of our securitizations of mortgage loans during 2005 and 2004 were structured and are accounted for as a secured financing. Under this securitization structure, the securitization trust holds mortgage loans as assets (referred to as “securitized loans”) and issues debt represented by asset-backed securities. Accordingly, the securitized loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under “financing on mortgage loans held for investment, net.” This structure recognizes the related revenue as interest on mortgage loans held for investment and the related expense as interest expense on the bond financing. In contrast, the structures we used prior to 2004 required us to record virtually all of the anticipated income as an upfront gain on sale of mortgage loans under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.” We plan to continue to structure our future securitizations to be accounted for as secured financings, which eliminates gain-on-sale accounting treatment. Consequently, income that would have otherwise been recognized upfront as net gain on sale of mortgage loans under our prior securitization structure has been recognized since the beginning of 2004 as net interest income (interest income received on the mortgage loans less the interest expense on the corresponding securitization debt) over the life of the loans. We believe structuring, and therefore accounting for, securitizations as secured financings more closely matches the recognition of income with the receipt of cash payments on the individual loans.

Each of our securitizations contains an overcollateralization ("O/C") provision, which is a credit enhancement that is designed to protect the securities sold to the asset-backed securities investors from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, O/C occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of asset-backed securities. The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Beginning with our 2002 securitizations, and in each of our subsequent securitizations, we created the O/C by initially selling asset-backed securities totaling approximately 97% to 98.5% of the total amount of mortgage loans sold to the trust. In doing so, we created the full amount of the O/C required by the trust at the time we completed the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, and our O/C requirement is 2%, we issue approximately $98 million in asset-backed securities. Prior to 2002, we generally built up the O/C typically over the first 18 to 24 months of a securitization (with the specific timing depending upon the structure, amount of excess spread, and performance of the securitization), by utilizing the cash flows from the excess cash flow to make additional payments of principal to the holders of the asset-backed securities until the required O/C level was reached. We typically issued asset-backed securities for a par purchase price, or at a slight discount to par - with par representing the aggregate principal balance of the mortgage loans backing the asset-backed securities. For example, if a securitization trust contained collateral of $100 million of mortgage loans, we typically received close to $100 million in proceeds from the sales of those securities, depending upon the structure we used for the securitization.

The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust. The required O/C is initially determined by either the rating agencies and/or the bond insurer, if any, using various factors, including:

•	characteristics of the mortgage loans sold to the trust, such as credit scores of the borrowers and LTV ratios;

•
the amount of excess spread between the interest rate on the pool of mortgage loans sold to the securitization trust and the interest paid to the asset-backed securities holders, less the servicing fees, and other related expenses such as trustee fees and bond insurer fees, if any; and

•	the structure of the underlying securitization (e.g., issuing BBB- certificates creates greater credit enhancement in the securitization transaction, which generally results in a lower O/C).

During 2005 and 2004, our securitizations required an O/C ranging from 2.8% to 3.3% and 1.4% to 3.0%, respectively, of the initial mortgage loans sold to the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimum and maximum levels, as defined by the rating agencies and/or the bond insurer insuring the securitization. As long as the O/C requirement is met, any excess cash flows generated from the securitizations are distributed to us if we are the holder of the excess cashflow certificates, after all other distributions are made in accordance with the “waterfall” described below.

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

•
third, to build or maintain the required level of the O/C provision, as described below, for that securitization trust by applying the funds as an accelerated payment of principal to the holders of the asset-backed securities of the related series;

•	fourth, to reimburse holders of the subordinate certificates of the related series of asset-backed securities for unpaid interest and for any losses previously allocated to those securities; and

•
fifth, to pay “the net rate cap carryover”, if any, which relates to the interest on the related asset-backed securities that exceeded the maximum net interest amount available from the mortgage loans underlying the securitization trust.

Each securitization trust also has the benefit of either a financial guaranty insurance policy from a monoline insurance company or a “senior-subordinated” securitization structure, or a combination of the two (referred to as a “hybrid”). In a securitization trust with a financial guaranty insurance policy that is not a hybrid, all securities are senior securities. The monoline insurance company guarantees the timely payment of principal and interest to all security holders in the event that the cash flows are not sufficient. In “senior-subordinated” securitization structures, the senior security holders are protected from losses (and payment shortfalls) first by the excess cash flows and the O/C, then by subordinated securities which absorb any losses prior to the senior security holders. In a hybrid structure, the senior securities generally have both the subordinated certificates to absorb losses and a monoline insurance company that guarantees timely principal and interest payments with respect to the senior securities.

Beginning in 2002, we utilized a securitization structure in which we completed a concurrent net interest margin (“NIM”) transaction. In a NIM transaction, the excess cashflow certificate is sold to a NIM trust without recourse, except for standard representations and warranties. The NIM trust issues NIM note(s) that one or more third-party investors will purchase and we receive the net proceeds from the issuance of the NIM note(s).

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

As part of a NIM transaction, we typically “fully fund” the O/C at closing - as opposed to having it build up over time as we had prior to 2002 - which enables the NIM investors to receive cash flows in the first month. We used a portion of the net proceeds we received from selling NIM note(s) to make up for the difference between (1) the principal amount of the mortgage loans sold, and (2) the proceeds from selling the asset-backed securities. During 2005, all of our securitizations had fully funded O/Cs at closing.

NIM transactions generally enable us to generate upfront cash flow when the securitization and related NIM transaction close, net of funding the upfront O/C, securitization and NIM costs, which helps offset a substantial portion of our cost to originate the loans included in the transaction.

Commencing in 2004, we structured our NIM transactions to be accounted for as a secured financing in which the amount of NIM notes are recorded as a liability on our balance sheet, as a component of the financing on mortgage loans held for investment, net. Conversely, in the securitizations and related NIM transactions we completed prior to 2004, the underlying securitization was structured as a gain-on-sale under SFAS No. 140. In these transactions, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate, representing the estimated fair value of the excess cash flows following the repayment of the NIM notes, which normally ranged from 0.0% to 1.0% of the securitized collateral. The change to portfolio accounting from gain-on-sale accounting has not changed the overall economics of the transaction, only the timing of income recognition and how the transaction is recorded on our financial statements. The use of portfolio accounting structures will result in differences in our future expected results of operations as compared to historic results.

Securitizations Structured as a Financing. All of the securitizations completed in 2005 and 2004 were structured and accounted for as secured financings. We intend to utilize this structure in the foreseeable future. The securitizations were structured for accounting purposes as secured financings under SFAS No. 140. The 2004 securitizations do not meet the qualifying special purpose entity ("QSPE") criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the unconditional right to repurchase from the trust up to one percent of the aggregate outstanding principal balance of the mortgage loans at any time subsequent to the securitization closing date. Additionally, the 2005 and 2004 securitizations do not meet the QSPE criteria as we have the option to contribute a derivative instrument into the trust. Prior securitization transactions met the QSPE criteria under SFAS No. 140 and were accounted for, recognized and recorded as a sale.

In securitizations where we utilize a pre-funding feature, which enables us to deliver loans after the closing date of the securitization, we will record an asset - proceeds due from securitization trust - during the pre-funding period. The proceeds due from securitization trust represents the allocation of the cash proceeds received in connection with the trust issuing pass-through certificates and a NIM note with regards to the pre-funded mortgage loans. Upon delivering the subsequent eligible pool of mortgage loans, the trustee for the securitization trust will release the securitization trust proceeds, which will be used to repay any warehouse financing used to finance the subsequent pool of mortgage loans and to replenish our working capital. As this structure is a financing, no gain-on-sale revenue is recorded at the time the securitization is closed. Rather, we record interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the debt. We also defer on our balance sheet, as a component of mortgage loans held for investment, net of the incremental direct fees and costs to originate the loans in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” which are amortized on a level yield basis over the estimated life of the related loans using the interest method calculation. In addition, we allocate a portion of the accounting basis of the mortgage loans held for investment to the mortgage servicing rights, which results in a discount to the mortgage loans held for investment. The cost basis (fair value) of the mortgage servicing rights (“MSRs”) is determined based upon the price a third party servicer is willing to pay for the contract right to service that loan in the securitization. The allocation of the cost basis between the loan and the MSR, in accordance with SFAS No. 140, generally results in a discount being created on the loan retained in the securitization. The MSR related discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans using the interest method calculation.

Since we began structuring our securitizations in 2004 as secured financings, and recording our income over time instead of upfront, there is a significant difference in our results of operations for the years ended December 31, 2005 and 2004 as compared to pre-2004 historical results. As such, we do not expect historical results will provide a meaningful comparison to 2005 or 2004 results. We believe that portfolio accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

Securitizations Structured as a Sale - Off-Balance Sheet Arrangements. In securitizations structured to be accounted for as sales, we recorded gain-on-sale revenue upon the closing of each such securitization. For example, in each of the four securitizations that we issued in 2003 we derived, and recorded as gain-on-sale revenue, the following economic interests:

•	we received a cash purchase price from the sale of the NIM note(s) issued by a NIM trust to which we sold the excess cashflow certificates;

•	we received a cash purchase price from the sale of interest-only certificates, which entitles the holders to receive payments of interest at a pre-determined rate over a fixed period of time;

•
we received a cash purchase price from selling the right to service the loans that we securitized. This right entitles the contractual servicer to service the loans on behalf of the securitization trust and earn a contractual servicing fee, and ancillary servicing fees, including prepayment penalties, in some cases, relating to the servicing rights we previously sold; and

•
we retained an excess cashflow certificate, which entitles us to receive cash flow generated from the excess cashflow certificate issued in connection with the securitization after the holders of the NIM note(s) have been paid in full. Although the cash flows generated by the excess cashflow certificates are received over time, under U.S. generally accepted accounting principles (“GAAP”), we were required to report as income at the time of the securitization the present value of all projected cash flow we expected to receive in the future based upon an assumed discount rate.

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

Whole-Loan Sales. Whole-loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis. We have found that, from time to time, we can receive better economic results by selling some of our mortgage loans on a whole-loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole-loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. During the years ended 2005 and 2004, we sold whole loans without recourse to third-party purchasers (with the exception of a premium recapture reserve described below) and on a servicing-released basis of $561.5 million and $169.3 million, respectively. The average gross premium we received for the whole loans sold during the year ended December 31, 2005 was 3.9%, compared to 4.6% for the comparable 2004 period. The gross premium paid to us by third-party purchasers in whole-loan sale transactions does not include premiums we pay to originate the mortgage loans, net deferred origination fees, or premium recapture - components of the gain on sale calculation.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate recapture losses based primarily upon historical premium recaptures and by reviewing the types of loan products, interest rates, borrower prepayment fee, if any, and an estimate of the impact of future interest rate changes may have on early repayments. The premium recapture reserve totaled $619,000 and $262,000 at December 31, 2005 and 2004, respectively.

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

Loan Servicing

The mortgage loans comprising our mortgage loans held for investment - pre-securitization are currently sub-serviced for us by a third-party servicer, Ocwen Loan Servicing, LLC, a subsidiary of Ocwen Financial Corporation, under a sub-servicing agreement. The sub-servicer is required, in servicing and administering the mortgage loans, to employ or cause to be employed procedures and exercise the same care that it customarily employs and exercises in servicing and administering mortgage loans for its own account, in accordance with accepted mortgage servicing practices of prudent lending institutions servicing mortgage loans similar to the mortgage loans in return for a fee.

Prior to May 2001, we directly serviced substantially all of the mortgage loans that we originated and securitized since our inception in 1982. In January 2001, we entered into an agreement to transfer our servicing portfolio to a third-party servicer, Ocwen Federal Bank, FSB (a related predecessor entity to Ocwen Loan Servicing, LLC, which presently services our loan portfolio). In May 2001, we physically transferred our entire servicing portfolio to Ocwen Federal Bank FSB. We no longer service loans, nor do we have a servicing operation. We do, however, maintain several employees to assist third parties with delinquent and defaulted loans, as well as portfolio retention. Currently, we sell the mortgage servicing rights related to our securitized mortgage loans to Ocwen Loan Servicing, LLC, or another third-party servicer, at the time we securitize our mortgage loans. If we choose to sell the mortgage servicing rights to another third-party servicer, Ocwen Loan Servicing, LLC will then, on our behalf, transfer the mortgage loans electronically on our behalf to the other third-party servicer. Normally a servicing transfer can be completed within 45 days following the close of the securitization. We continually assess third-party servicers in order to determine the one to which we will sell the servicing rights to on a securitization by securitization transaction basis.

In 2005, Ocwen Financial Corporation terminated its banking subsidiary’s status as a federal savings bank under Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation (“FDIC”) supervision. As such, Ocwen Federal Bank FSB is no longer a savings-and-loan holding company and is unable to take deposits in the United States or benefit from federal preemption of certain state laws. Ocwen Financial Corporation has advised us that it believes its decision to “debank” will not affect its ability to service our loans or prevent Ocwen Loan Servicing, LLC from performing any of its duties or responsibilities in accordance with our servicing agreements with them. Ocwen Financial Corporation's management, servicing portfolio and platform was not changed as a result of the foregoing transactions. See “- Forward Looking Statements and Risk Factors and "Item 1A. - Risk Factors.”

Competition

      As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, savings banks, mortgage real estate investment trusts (“REITs”), government-sponsored entities (such as Fannie Mae and Freddie Mac) and other finance companies. Many of these competitors in the financial services business are substantially larger, have more capital and substantially greater resources than we do, a lower cost of funds and a more established market presence than we have. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. Competition can take many forms, including interest rates and costs of the loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Furthermore, the level of spreads and/or gains realized by us and our competitors on the securitization or sale of the type of loans originated has attracted additional competitors into this market, which has lowered the spreads and gains that may be realized by us on future securitizations and whole-loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions, giving companies with greater volumes of originations a competitive advantage, including a pricing advantage. In the wholesale channel, we seek to compete with our competitors through an emphasis on quality of service, diversified products, use of technology and competitive pricing.

We depend primarily on independent mortgage brokers for the origination of our wholesale mortgage loans, which constitute a significant portion of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with other lenders for the independent brokers’ business on the basis of pricing, service, loan fees, costs and other factors. Competition from other lenders could negatively affect the volume and pricing of our wholesale loans, which could reduce our loan production and/or increase our cost to originate such loans.

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

Regulation

We must comply with the laws, rules and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to originate mortgage loans, as well as an extensive body of federal law and regulations. Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities. Our consumer lending activities are subject to, among other laws and regulations, the following:

▪	the Federal Truth-in-Lending Act (“TILA”) and Regulation Z, including the Home Ownership and Equity Protection Act of 1994 (“HOEPA”);

▪	the Equal Credit Opportunity Act of 1974, as amended (“ECOA”) and Regulation B;

▪	the Fair Housing Act (“FHAct”), as amended;

▪	the Fair Credit Reporting Act of 1970, as amended;

▪	the Real Estate Settlement Procedures Act (“RESPA”), and Regulation X;

▪	the Home Mortgage Disclosure Act (“HMDA”) and Regulation C;

▪	the Telephone Consumer Protection Act;

▪	the CAN-SPAM Act;

▪	the Americans with Disabilities Act;

▪	the Sarbanes-Oxley Act of 2002 (“SOX”); and

▪	other federal, state and local statutes and regulations affecting our activities.

Mortgage-Related Rules and Regulations. We are subject to the rules and regulations of, and examinations by, the Department of Housing and Urban Development (“HUD”) and various state regulatory authorities, as well as the various other lending laws cited above, with respect to our core business of originating, processing and underwriting loans (and servicing loans prior to May 2001). These rules and regulations, among other things:

▪	impose licensing obligations on us;

▪	establish eligibility criteria for mortgage loans;

▪	prohibit discrimination;

▪	require credit reports on loan applicants;

▪	regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features;

▪	mandate specified disclosures and notices to borrowers; and

▪	in some cases, fix maximum interest rates, fees and mortgage loan amounts.

Failure to comply with these requirements can lead to, among other things, loss of approved status, demands for indemnification or mortgage loan repurchases, rights of rescission for certain mortgage loans, class action and other lawsuits, and administrative enforcement actions.

Several states and local municipalities have recently enacted so-called anti-predatory lending laws and/or regulations. While many of these laws and regulations contain some provisions that are similar to one another, there are a variety of provisions that vary from state to state and municipality to municipality, which has significantly increased the costs of compliance. In addition, many other state and local laws and regulations are currently under consideration, with more likely to be proposed in the foreseeable future, that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on a number of commonly accepted lending practices, including some of our practices. There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws, rules and regulations could harm our business by:

▪	substantially increasing the costs of compliance with a variety of potentially inconsistent federal, state and local laws;

▪
substantially increasing the risk of litigation or administrative action associated with complying with these proposed federal, state and local laws, particularly those aspects of such proposed laws that contain subjective, as opposed to objective, requirements;

▪	restricting our ability to charge rates and fees adequate to compensate us for the risk associated with a portion of our loans; or

▪	if the law, rule or regulation is too onerous, potentially limiting our ability or willingness to operate in a particular geographic area.

There are also several potential federal bills being proposed, at least one of which may provide for federal preemption over these existing and proposed state and local laws and regulations. There can be no assurance that any federal law will be passed addressing this matter, or that, if passed, it will contain a provision that preempts these state and local laws and regulations.

In July 2003, regulations adopted by the OTS became effective. These regulations eliminated the ability of state-chartered financial institutions and bankers, such as us, to charge prepayment penalties on certain alternative mortgages under the Federal Alternative Mortgage Transactions Parity Act (“Parity Act”), while federally-regulated entities still enjoy that right. As a result, these regulations provide a competitive disadvantage for state-chartered entities, such as our company, in certain states with respect to alternative mortgages.

In late 1999 and early 2000, we entered into a global settlement with various New York and Federal agencies, which had alleged that we had violated various state and federal lending laws. As part of the settlement agreements, which expired in 2002 and 2003, we implemented agreed upon changes to our lending practices and provided payment subsidiaries to identified borrowers, among other things.

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

Subsidiary Activities

As of December 31, 2005, Delta Financial Corporation had three wholly-owned direct subsidiaries, Fidelity Mortgage Inc., DFC Financial Corporation and Delta Funding Corporation. The following is a summary of each of these subsidiaries activities at December 31, 2005:

Fidelity Mortgage Inc. - Originates mortgage loans directly with borrowers who submit loan applications. Develops loan leads primarily through a telemarketing system, and also through Internet leads, direct mail and a network of 12 origination centers located in 10 states. During the first quarter of  2006, the business operations of Fidelity Mortgage Inc. were transferred to Fidelity Mortgage, a newly formed division of Delta Funding Corporation (except for one state’s operations which are expected to be transferred upon receipt of state approval). Additionally, we closed one of our origination centers located in Cincinnati, Ohio in February 2006.

DFC Financial Corporation - Holds certain trademark rights for both Fidelity Mortgage Inc. and Delta Funding Corporation.

Delta Funding Corporation - Originates mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. The majority of the originations occur in 34 states, through a network of approximately 3,000 independent brokers. Additionally, Delta Funding Corporation has 15 wholly owned direct and indirect subsidiaries.

Employees

As of December 31, 2005 and 2004, we had a total of 1,327 and 1,123 employees, respectively, including both full-time and part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain information contained in this Annual Report on Form 10-K constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on a variety of important factors. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “may,” “plans,” “potential,” “predict,” “should,” “could,” “is likely to,” “believe,” “to be,” “will be,” “will continue to be,” or similar words or terminology. These statements include, but are not limited to, our future profitability and our future net interest income, our future cash flows and liquidity requirements, the future performance of our loan portfolios, our plans to grow originations, the impact of changes in interest rates, our future hedging strategy, the anticipated impact to our financial statements of our change to our accounting for securitizations, our ability to realize benefits from our deferred tax asset, and our anticipated outcome of litigation and regulatory matters, as well as statements expressing optimism or pessimism about future operating results. Such statements are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act (“PSLRA”) of 1995. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the date of such statements. By their nature, all forward-looking statements involve risk and uncertainties. We caution readers that numerous important factors discussed in this Report, or detailed in our other SEC reports and filings, in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in this Report.

These risks and uncertainties, and those contained below, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such forward-looking statements. We undertake no obligation to update publicly any of these statements in light of future events except as required by law. There can be no assurance, however, that our expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under "Item 1A - Risk Factors."

Item 1A. Risk Factors.

Risks Related to Our Business Operations

We may operate on a negative cash flow basis and may not have sufficient capital resources to satisfy our fixed obligations and fund our operations.

We require substantial amounts of cash to fund our loan originations and operations. We have operated on a negative cash flow basis at times over the past several quarters. We utilize cash proceeds from our securitizations, including net interest margin ("NIM") transactions as well as cash generated from our whole-loan sales to help offset the costs to originate on our current loan production.  We cannot assure you, however, that we will be able to earn a sufficient spread between our cost of funds and our average mortgage rates, or that we will be able to utilize optimal securitization structures (including the sale of NIM notes or interest-only certificates or bonds) or be able to securitize at all or at terms favorable to us, to generate sufficient revenues and cash flows to offset our current cost structure and cash uses or generate sufficient cash flow from whole-loan sales to offset the cost to originate on our current loan production. Furthermore, we cannot assure you that we will be able to continue to originate a sufficient number of loans, which could also impact our ability to generate enough cash from securitizations, whole-loan sales and net interest income to offset our costs and tax payments in the future.

In addition, we cannot assure you that we will generate positive cash flow in future periods, or at all, or that we will have sufficient working capital to fund our operations, the cost structure of which includes substantial fixed costs. If we do not have sufficient working capital, we may need to reduce the scope of our operations and may not be able to satisfy our obligations as they become due, which would harm our business.

Our previous financial statements are not indicative of our future financial results.

In March 2004, we began using a securitization structure that we account for as a secured financing, also known as portfolio accounting. Portfolio accounting recognizes the related revenue as net interest income is received over the life of the securitized loans. In contrast, our prior securitization structures required us to record virtually all of the income received upfront as a gain on sale of mortgage loans. We structured all of our 2005 and 2004 securitizations as secured financings and plan to continue to utilize this structure, and portfolio accounting, for our future securitization transactions. As a result, income that would have otherwise been recognized upfront as gain-on-sale revenue at the time of a securitization is now recognized over the life of the loans.

As a result of these changes, our results of operations in 2005 and 2004 were recorded on a basis that is substantially different from years prior to 2004. We have recorded increased quarterly income during 2005, as compared to the same quarter in 2004. The increasing trend in same quarter over same quarter income we have experienced from the first quarter of 2004 through the fourth quarter of 2005 reflects the time it took to build our loan portfolio to a size that generated sufficient net interest income to offset our operating expenses. Accordingly, our financial statements from years prior to 2004 will be of limited use to you in evaluating our performance in future periods.

In addition, during 2003, we recorded a tax benefit of $25.4 million, primarily relating to a reversal of a valuation allowance that we had established in 2000 against a deferred tax asset. The reversal of the valuation allowance had a significant effect on our financial statements, particularly our recognition of additional income equal to the amount of the valuation allowance reversal in the third quarter of 2003. Beginning in the third quarter of 2003, our financial statements reflected an effective income tax rate of approximately 39%, which is a higher effective rate than the rate we reflected from the time that we established the valuation allowance to the time that we reversed it.

We depend primarily on independent mortgage brokers for the origination of our wholesale mortgage loans.

Independent mortgage brokers produce the majority of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. For the years ended December 31, 2005 and 2004, 54% and 57%, respectively, of our loan originations were originated through approximately 3,000 and 2,300 independent mortgage brokers, respectively. We compete with other lenders for the independent mortgage brokers’ business on the basis of pricing, service, loan fees, costs and other factors. Competition from other lenders could harm the volume and pricing of our wholesale loans, which could reduce our loan production.

Intense competition in the non-conforming mortgage loan industry may result in reduced loan production, reduced net income or in revised underwriting standards, which could harm our business.

As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, mortgage REITs and other finance companies. Compared to us, many of these competitors are substantially larger than we are, have greater access to capital at a lower cost than we do, have substantially greater resources than we do and have a more established market presence than we have. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. Competition can take many forms, including lower interest rates and costs to the borrower, less stringent underwriting standards, convenience in obtaining a loan, customer service, the amount and term of a loan and more desirable or effective marketing and distribution channels. Furthermore, the entrance of additional competitors into our market could adversely affect the overall execution of our securitizations as well as reduce the gains that we may realize in future whole-loan sales. In addition, efficiencies in the asset-backed market have generally created a desire for even larger transactions, giving companies with greater volumes of originations a competitive advantage.

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

We have controls and processes that are designed to help us identify misrepresentations from our borrowers, mortgage brokers, other vendors and our employees. However, we cannot assure you that we have detected or will detect all misrepresentations or fraud in our loan originations. If we were to experience a significant number of these problems, our business would be harmed.

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

In connection with the sale and securitization of our loans, we are required to make customary representations and warranties regarding us and the loans. We are subject to these representations and warranties for the life of the loans and they relate to, among other things:

•	compliance with laws;

•  regulations and underwriting standards;

•  the accuracy of information in the loan documents and loan files; and

•  the characteristics and enforceability of the loans.

A loan that does not comply with these representations and warranties may not be saleable or saleable only at a discount. If the loan is sold before we detect non-compliance with these requirements, we may be obligated to repurchase the loan and bear any associated loss, or we may be obligated to indemnify the purchaser against that loss. We believe that we have qualified personnel and have established controls to help ensure that all loans will be originated to the market’s requirements; however, we cannot provide any assurance that we will succeed in doing so. We seek to minimize losses from defective loans by correcting flaws if possible and then selling or re-selling these loans. We also create allowances to provide for defective loans in our financial statements. We cannot provide any assurance that losses associated with defective loans will not harm our business, or that the allowances in our financial statements will be sufficient to reflect the actual losses that we may incur.

Our loan products may require payment adjustments during the term of the mortgage loan that may result in increased payment defaults by borrowers and higher losses to us.

Some of our loan products require payment adjustments during the term of the mortgage loan. This can result in payment defaults by borrowers who are unprepared or unable to meet higher payment requirements. In addition, some of our loan products do not amortize evenly and generally enable the borrower to either pay only interest for several years before the loan begins amortizing or pay a reduced principal and interest payment for the first 10 years. These loan products, in addition to possibly having increased payment defaults, also may result in higher losses to us due to higher principal balances outstanding at the time of a borrower default than would be the case for a loan that amortizes evenly throughout its term.

We depend on key personnel and the continued ability to attract and retain qualified employees, the loss of which could disrupt our operations and result in reduced revenues.

The success of our operations depends on the continued employment of our senior management. If key members of our senior management were unable to perform their duties or were to leave us, we may not be able to find capable replacements, which could disrupt operations and result in reduced revenues. We have entered into employment, change-in control and non-competition agreements with some members of our senior management; however, these individuals may leave us or compete against us in the future. In addition, a court might not enforce the non-competition provisions of these agreements.

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

Despite our efforts to maintain Internet security, we may not be able to stop unauthorized attempts to gain access to, or disrupt communications with, our brokers and our customers. Specifically, computer viruses, break-ins and other disruptions could lead to interruptions, delays, and loss of data or the inability to accept and confirm the receipt of information. Any of these events could substantially damage our reputation. We cannot assure you that our current technology or future advances in this technology or other developments will be able to prevent security breaches. We may need to incur significant costs or employ other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.

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

The intense competition in the non-conforming mortgage industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current wholesale and retail structure and information systems to compete effectively. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other conveniences that customers may expect. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could reduce our ability to compete.

Our use of Insured AVMs in lieu of appraisals could increase our losses.

We use Insured AVMs in lieu of appraisals for certain mortgage loan originations (totaling less than 11% of our 2005 total loan production). An Insured AVM is the coupling of a third-party valuation estimate and insurance on that value. The third-party AVM providers have created computer programs that use relevant real estate information, such as sales prices, property characteristics and demographics, to calculate a value for a specific property. Public records are the primary data source for an Insured AVM, and the quality of the values generated by them varies depending upon the data they use and their design. AVMs are complex programs incorporating a variety of forecasting techniques, including linear regression, expert systems, neural networks, artificial intelligence and other methodologies. The different methodologies, algorithms and variables used by the third-party AVM providers may vary greatly and affect their reliability and accuracy.

One of the weaknesses in using an AVM to value a property is the lack of a physical exterior or interior inspection of the property. To mitigate some of this inherent weakness, we require a property condition report to be completed for each AVM considered for use. A property condition report is a limited physical external inspection of the property. There can be no assurance, however, that these property inspections will uncover all potential issues with a property that a full appraisal might.

At the closing of the loan, we purchase insurance that insures the value of the property. In the event the borrower defaults upon their loan, resulting in the liquidation of the property, the insurance company may have to pay a portion of any losses incurred by the securitization trust. There can be no assurance, however, that the securitization trust will be able to collect any insurance in the event of a loss.

Unpredictable delays or difficulties in the development of new loan products or loan programs can harm our business.

We and our competitors are continually striving to develop new loan products and programs to gain a competitive advantage in the marketplace. New loan products and programs can have the effect of obtaining more business in the wholesale channel from mortgage brokers and/or in the retail channel directly with consumers, by providing greater flexibility and more alternatives to meeting borrowers’ needs. Any unpredictable delays or difficulties in developing and introducing new loan products or programs can result in the loss of business to competitors.

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

Our securitization transactions prior to 2004 were structured to be accounted for as sales, which required the use of gain-on-sale accounting. At closing, we estimated the fair value of the excess cashflow certificates we received in the securitization based upon various economic factors, including loan types, balances, interest rates, dates of origination, terms and geographic locations. We also use other available information applicable to the types of loans we originate, such as reports on interest rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. Realization of the estimated fair value of these excess cashflow certificates is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flow associated with these loans. Significant prepayment or loss experience would impair the future cash flow of the excess cashflow certificates. If actual experience differs from the assumptions we used to determine the asset values, future cash flow and earnings could be harmed and we could be required to write-down the value of our excess cashflow certificates. No assurance can be given that our excess cashflow certificates will not experience significant prepayments or losses or as to whether, and in what amounts, we, in the future, may have to write-down the value of the excess cashflow certificates from our securitization transactions. In addition, if the prevailing interest rates rise, the required discount rate might also rise, resulting in fair value adjustments related to the excess cashflow certificates. Actual results could vary significantly from the projections due to a variety of facts, including changes in interest rates, economic conditions, servicer defaults, loan defaults, prepayments, and delinquency triggers resulting in changes in the level of cash held by the securitization trust to prepay the holders of its asset-backed securities.

Risks Related to Our Financing Activities

We depend on third party financing sources, which if unavailable to us in the future could harm our business.

To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse lines of credit. We have relied upon a limited number of lenders to provide the primary credit facilities for our loan originations. As of December 31, 2005, we had four warehouse facilities for this purpose, each from a different lender. These facilities are due to expire between April 2006 and October 2006. We may not be able to either renew or replace these warehouse facilities at their respective maturities or at terms satisfactory to us or at all.

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

The covenants and restrictions in our warehouse credit facilities may restrict our ability to, among other things:

•  finance loans which do not have specified attributes;

•  reduce our liquidity below minimum levels; and

•  hold loans for longer than established time periods.

These restrictions may interfere with our ability to enter into other financing arrangements or to engage in other business activities, which may harm our business.

Our warehouse financing is subject to margin calls based on our lender’s opinion of the value of our collateral. An unanticipated margin call could harm our liquidity.

The amount of financing we receive under our warehouse lines of credit depends in large part on our lenders’ valuation of the mortgage loans securing the financings. Each credit facility provides the lender the right to re-evaluate the loan collateral that secures our outstanding borrowings at any time. If the lender determines that the value of the collateral has decreased, the lender has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of our outstanding borrowings. Any margin call could force us to redeploy our assets in a manner which may not be favorable to us, and if we are not able to satisfy a margin call, could result in the loss of the related line of credit and a default under any other credit facility. Any loss of credit of this type could harm our business.

Our inability to realize cash proceeds from securitizations and whole-loan sales in excess of the loan acquisition costs could harm our financial position.

We rely, and expect to continue to rely, significantly upon our ability to securitize our mortgage loans - and, to a lesser extent, the premiums we receive on whole-loan sales in excess of the outstanding principal balance of the loans - to generate cash for repayment of our short-term credit and warehouse facilities and to finance mortgage loans for the remainder of each mortgage loan’s life.

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

We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. This type of borrower is commonly referred to as a sub-prime or non-conforming borrower. Loans made to non-conforming borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. This fact may hinder our ability to obtain financing and to continue securitizing loans or sell loans on attractive terms in the future. A borrower’s delinquency in making timely mortgage loan payment will interrupt the flow of projected interest income from the mortgage loans we hold and can ultimately lead to a borrower’s loan default and a loss to us if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. In addition, our cost of financing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning at the time of origination. We continue to bear this risk until we sell these loans and, thereafter, we continue to bear this risk if we sell the loans with a retained interest or if we securitize the loans. We also reacquire the risk of delinquency and default for loans that we are obligated to repurchase in connection with a securitization or a loan sale. Repurchase obligations are typically triggered in loan sale transactions if the first payment due to the buyer following the loan sale is made more than 30 days after it is due or in any sale or securitization if the loan is not in material compliance with the representations and warranties we provided in our sales documents. Higher than anticipated loan delinquencies, including underestimating the extent of losses that our loans may incur, could cause us to incur substantial loan repurchase obligations, limit our ability to sell or securitize additional loans and limit the cash flow from our securitizations.

Historically, we have experienced higher rates of delinquency on loans made to these credit-impaired, non-conforming borrowers compared to delinquency rates experienced by other financial companies on loans to borrowers who are not credit impaired. While we use underwriting standards designed to mitigate the higher credit risk associated with lending to these non-conforming borrowers, our standards and procedures may not offer adequate protection against the risk of default.

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

We have the following contingent risks with respect to loans that we originate and sell:

•
We retain some degree of credit risk on all loans we originate or purchase during the period of time that we hold loans before securitization or sale. This credit risk includes the risk of borrower default, the risk of foreclosure and the risk that an increase in interest rates would result in a decline in the fair value of our loans to potential purchasers.

•
Our securitizations generally require the use of the excess cash flow distributions related to the excess cashflow certificates to accelerate the amortization of the securities balances relative to the amortization of the mortgage loans held by the trust, up to specified O/C limits. The resulting O/C serves as credit enhancement for the related securitization trust and, therefore, is available to absorb losses realized on loans held by that securitization trust. Generally, the form of credit enhancement agreement entered into in connection with securitization transactions contains limits on the delinquency, default and loss rates on the loans included in each securitization trust. If, at any measuring date, the delinquency, default or loss rate with respect to any trust exceeds the specified delinquency, default and loss rates, excess cash flow from the securitization trust, if any, would be used to fund the increased overcollateralization limit instead of being distributed to us as holders of the excess cashflow certificate, which would harm our cash flow.

•
When we sell or finance mortgage loans, either through securitization or on a whole-loan basis, we make standard representations and warranties regarding these loans and may be required to repurchase mortgage loans that are not in compliance with any of these representations and warranties. In the past, we also have sold loans and/or pools of loans directly to a network of commercial banks, savings and loans, insurance companies, pension funds and accredited investors. In general, we sold these pools of loans or individual loans with recourse, in which case we are obligated to repurchase any loan upon default and to acquire the related mortgage loan. This obligation is subject to various terms and conditions, including, in some instances, a time limit. At December 31, 2005, we had reserved $310,000 in potential losses against $762,000 in aggregate principal amount of loans sold subject to future repurchase should these loans meet the default provisions.

A decline in the quality of servicing could lower the value of our excess cashflow certificates and our ability to sell or securitize loans.

In May 2001, we transferred our servicing portfolio to Ocwen Federal Bank FSB, a subsidiary of Ocwen Financial Corporation and a related predecessor entity to Ocwen Loan Servicing, LLC, which presently services our loan portfolio. Poor servicing by Ocwen Loan Servicing, LLC (or its parent or subsidiaries) or any other third party servicer who services the loans we originate could harm the value of securitized mortgage loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Ocwen Financial Corporation and several of its affiliates have been named as defendants in a number of purported class action lawsuits that challenge its servicing practices under applicable federal and state laws. In addition, according to its public filings, Ocwen Financial Corporation and its affiliates maintain high levels of indebtedness. Ocwen Financial Corporation is a non-investment grade company and recently terminated its banking subsidiary's status as a federal savings bank under supervision of the OTS and FDIC and has obtained, or is in the process of obtaining, necessary licensing at the state and local level. If Ocwen Financial Corporation's operations are impaired as a result of litigation, governmental investigations, its inability to repay its indebtedness when due, or further degradation of its capitalization or credit rating, our profitability and operations may be harmed.

An interruption in or breach of our information systems may result in lost business.

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. If we and the third parties upon whom we rely do not properly address these failures or interruptions, our business could be harmed.

Risks Related to Economic Factors, Market Conditions and Other Factors Beyond Our Control

Interest rate fluctuations may reduce our loan origination volume, increase our prepayment, delinquency, default and foreclosure rates, and reduce the value of and income from our loans.

Our primary market risk is interest rate risk. Our profitability may be directly affected by the level of, and fluctuation in, interest rates, which affects our ability to earn a spread between interest received on our loans and the cost of our borrowings, which are tied to various interest rate swap maturities, commercial paper rates and the London Inter-Bank Offered Rate (“LIBOR”). Our profitability is likely to be harmed during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive to the borrower, and qualifying for a purchase loan may be more difficult for the borrower.

Risks Associated with Increased Interest Rates. Some of the risks we face relating to an increase in interest rates are:

•	reduced customer demand for our mortgage loan products;

•	higher delinquency and default rates on the adjustable-rate mortgage loans that we have orginated;

•	reduced profitability on future securitizations due to wider investor spread requirements or increased O/C requirements for securities issued in securitizations;

•
increased cost of funds on our warehouse lines of credit or other corporate borrowings, which may result in a reduced spread between the rate of interest we receive on loans and interest rates we must pay under our credit facilities; and

•	limited access to borrowings in the capital markets.

Risks Associated with Lower Interest Rates. A decline in market interest rates generally induces borrowers to refinance their loans, and could reduce our profitability. Because consumers in the United States have recently experienced a prolonged period of low interest rates (predominantly in late 2001 through mid-2004), many borrowers have already refinanced their existing debt, which could reduce the pool of borrowers interested in our mortgage products. Furthermore, a material decline in interest rates could increase the level of loan prepayments, which in turn could decrease the amount of collateral underlying our securitizations, and cause us to earn less income in connection with these loans. To the extent excess cashflow certificates have been capitalized on our financial statements (in our securitizations prior to 2004), higher than anticipated rates of loan prepayments or losses could require us to write-down the value of these excess cash flow certificates, and reduce our earnings.

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

Fluctuating interest rates may affect the net interest income we earn, based upon the difference between the yield we receive on loans held pending sales and the interest paid by us for funds borrowed under our warehouse facilities. A change in interest rates would reduce the spread between the average coupon rate on fixed rate loans and the weighted average pass-through rate paid to investors for coupons issued in connection with a securitization. Although the average loan coupon rate is fixed at the time the loan is originated, the pass-through rate to investors in a securitization is not fixed until the pricing of the securitization, which occurs shortly before our sale of the loans to the securitization trust. Therefore, if the market rates required by investors increase prior to securitization of the loans, the spread between the average coupon rate on the loans and the pass-through rate to investors may be reduced or eliminated, which would reduce or eliminate our net interest income from our on-balance sheet loan portfolio. Fluctuating interest rates also may affect the excess cash flows we receive from our excess cashflow certificates. A portion of our asset-backed securities are priced based on one-month LIBOR, but the collateral that backs these securities is comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates — that is, fixed for the initial two or three years of the mortgage loan, and adjusting afterwards every six months thereafter. As a result, the cash flows that we receive from these securitized mortgage loans are dependent upon the interest rate environment. This is because “basis risk” exists between the assets and liabilities of the securitization trusts that we create. For example, the interest costs for that portion of our asset-backed securities that are priced on one-month LIBOR bears interest at a floating rate. As a result, each month the interest rate received by the security holders will adjust upwards or downwards as interest rates change. Therefore, as interest rates rise, the spread we earn on these assets (or the value of our excess cashflow certificates in pre-2004 securitizations) will fall, and as interest rates fall, the spread we earn on these assets (or the value of our excess cashflow certificates in pre-2004 securitizations) will rise. The decrease in the interest rate spread we earn (or the loss in value of our excess cashflow certificates in pre-2004 securitizations) as a result of rising interest rates will reduce our cash flow and harm our profitability.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

Although we may seek to mitigate or offset our exposure to interest rate risks by using various hedging strategies, including interest rate swaps and/or “corridors” (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices), these hedging strategies may not be effective and involve risk. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our hedging strategies. The hedging strategies we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of our hedging transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction costs and other costs. Our hedging strategies and the derivatives that we may use may not adequately mitigate or offset the risk of interest rate volatility, and our hedging transactions may result in losses.

Potential changes in valuation of excess cashflow certificates will harm our business.

As of December 31, 2005, our balance sheet reflected the fair value of excess cashflow certificates of $7.8 million. Realization of the estimated fair value of these excess cashflow certificates is subject to the prepayment and loss characteristics of the underlying loans and to the timing and ultimate realization of the stream of cash flow associated with those loans. As indicated above, a material change in prepayment or loss experience would impair the future cash flow of the excess cashflow certificates. If actual experience differs from the assumptions we used to determine the asset values, future cash flow and earnings could be harmed and we may have to adjust the fair value of our excess cashflow certificates. We cannot assure you that our excess cashflow certificates will not experience significant prepayments or losses or whether, and in what amounts, we may have to adjust the fair value of the excess cashflow certificates from our securitization transactions.

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

Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit, declining real estate values and an increased rate of delinquencies, defaults and foreclosures, and may harm our business. In the mortgage business, any material decline in real estate values reduces the ability of borrowers to use the equity in their homes to support borrowings and increases the LTV ratios of loans we previously made. These factors weaken collateral coverage and increase the possibility of a loss on the loan if a borrower defaults on the loan. Delinquencies, foreclosures and losses on mortgage loans generally increase during economic slowdowns or recessions. However, delinquencies, foreclosures and losses on mortgage loans also have increased during periods of economic growth.  As a result, we cannot assure you that any delinquencies, foreclosures and losses will not increase in the future.

Because of our focus on non-conforming credit-impaired borrowers in the home equity loan market, the actual rates of delinquencies, foreclosures and losses on the loans we hold is likely to be higher under adverse economic conditions than delinquencies, foreclosures and losses currently experienced in the mortgage loan industry in general. Any sustained period of increased delinquencies, foreclosures, losses or increased costs could reduce our ability to sell, and could increase the cost of selling, loans through securitization or on a whole loan basis. Any sustained increase in delinquencies, defaults or foreclosures is likely to increase losses and harm the pricing of our future securitizations and whole-loan sales as well as our ability to finance our loan originations.

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

Additionally, the economic impact of the United States’ military operations in Afghanistan, Iraq and other countries, as well as the possibility of any terrorist attacks in response to these operations, is uncertain, but could have a material effect on general economic conditions, consumer confidence and market liquidity. No assurance can be given as to the effect of these events on consumer confidence and the performance of our mortgage loans. United States military operations also may increase the likelihood of shortfalls under the Servicemembers Civil Relief Act or similar state laws, which provide for reduced interest payments for members of the armed forces while on active duty.

Natural disasters may harm our business, causing us to experience losses, and increasing delinquencies and foreclosures on our loans.

Natural disasters may adversely affect the performance of mortgage loans in a variety of ways, including but not limited to, impacting borrowers’ abilities to repay their loans, displacing the homeowners due to severe damage to the properties, and decreasing in the value of the mortgaged property, which may result in increased losses to us. Additionally, claims for insurance recoveries may be disputed if insured parties and their insurers disagree in their assessments or type of insurable damage, causing the timing and receipt of insurance payments for damages to be delayed or made at amounts lower than expected, if at all. We may not be able to readily determine the particular nature of such economic effects, how long any of these effects may last, or the impact on the performance of mortgage loans affected by the natural disaster.

Risks Related to Laws, Regulations and Legal Actions

The scope of our business exposes us to risks of noncompliance with an increasing and, in some cases, inconsistent body of complex laws, rules and regulations at the federal, state and local levels.

We must comply with the laws, rules and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to originate mortgage loans, as well as an extensive body of federal laws, rules and regulations. Moreover, our lending business is subject to extensive government regulation, supervision and licensing requirements by various state departments of banking or financial services, and the cost of compliance with such regulations may hinder our ability to operate profitably. Also, individual cities and counties have begun to enact laws that restrict non-conforming loan origination activities in those cities and counties. The laws, rules and regulations of each of these jurisdictions are different, complex and, in some cases, in conflict with each other. As our operations grow, and new laws, rules and regulations are added or amended, it may be more difficult to comprehensively identify, accurately interpret, properly program our technology systems and effectively train our personnel with respect to all of these laws, rules and regulations. Our inability to properly manage regulatory compliance could increase our potential exposure to the risks of noncompliance with these laws, rules and regulations.

Our failure to comply with these laws, rules and regulations may lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of state licenses or other approved status required for continued lending operations;

•
legal defenses delaying or otherwise harming the servicer's ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction, or remove the security interest in the property;

•	demands for indemnification or loan repurchases from purchases of our loans;

•	difficulty in securitizing or selling our mortgage loans;

•	our choosing or being forced to severely limit, or even cease our lending activities in a particular area;

•	class action lawsuits; or

•	administrative enforcement actions.

Any of these results could harm our business.

Compliance with a variety of potentially inconsistent federal, state and local laws, rules and regulations has increased our compliance costs, as well as the risk of litigation or administrative action associated with complying with these proposed and enacted federal, state and local laws, particularly those aspects of proposed and enacted laws that contain subjective requirements, with which it may be difficult to ensure compliance. In addition, federal, state and local laws, rules and regulations could impact over-collateralization requirements set by the rating agencies, which could decrease the cash proceeds we may receive from our securitizations. In some cases, rating agencies may refuse to rate securitization transactions that contain loans covered by laws, rules and regulations that they determine create too much risk or uncertainty.

If  we do not comply with the TILA, aggrieved borrowers could have the right to rescind their loans.

TILA and Regulation Z contain disclosure requirements designed to provide consumers with uniform and understandable information regarding the terms and conditions of loans and credit transactions in order that consumers may compare proposed credit terms. TILA also guarantees consumers a three-day right to cancel certain loan transactions and imposes specific loan feature restrictions on some loans, including the type of loans that we originate. If we do not comply with these requirements, in addition to fines and penalties, aggrieved borrowers could have the right to rescind their loans or to demand, among other things, the return of finance charges and fees paid to us at the time of the loan, as well as statutory, actual and other damages.

If  we do not comply with Regulation X under the RESPA, we could be subject to substantial fees and potential limitations upon future business activities.

We also are subject to the RESPA, and Regulation X under RESPA. These laws and regulations, which are administered by HUD, impose limits on the amount of funds a lender can require a borrower to deposit in any escrow account for the payment of taxes, insurance premiums or other charges; limits the types of fees which may be paid to third-parties; and imposes various disclosure requirements on the lender. If we do not comply with these requirements, we could be subject to refunding unearned fees, imposition of substantial fines and potential limitations upon future business activities.

The increasing number of federal, state and local “anti-predatory” lending laws may restrict our ability to originate, or increase our risk of liability with respect to, some types of mortgage loans and could increase our cost of doing business.

In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration for adoption, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose restrictions on mortgage loans on which certain points and fees or the annual percentage rate (“APR”) exceed specified amounts. Some of these restrictions expose lenders to risks of litigation and penalties no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. It is against our policy to engage in predatory lending practices.

We have decided not to originate loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance those types of loans. The continued enactment of these laws, rules and regulations may prevent us from making these loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-conforming loans, making it difficult to fund, sell or securitize any of our loans. If we decide to originate loans that are subject to these laws, rules and regulations, we will be exposed to greater risks for actual or perceived non-compliance with them. This could lead to demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. In any event, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these requirements.

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

Several state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Parity Act and related rules issued in the past by the OTS, to preempt state limitations on prepayment penalties for certain types of loans. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, in September 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption. As a result, since July 1, 2003, we have no longer been able to rely on the Parity Act to preempt state restrictions on prepayment penalties and have, therefore, been required to comply with state restrictions on prepayment penalties. We believe that these restrictions prohibit us from charging any prepayment penalty in eight states and restrict the amount or duration of prepayment penalties that we may impose in an additional 14 states. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. These institutions will be able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rates and loan fee structures that are more attractive than the interest rates and loan fee structures that we are able to offer. In addition, the lack of prepayment penalties on loans could harm our ability to complete securitizations and NIM transactions.

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

The “Do Not Call Registries” administered by federal and state authorities, and other regulations affecting our telemarketing activities could reduce our loan production, increase our costs, or result in claims and/or penalties.

To date, a substantial portion of our retail loans have been generated through telemarketing. The federal “Do Not Call Registries,” and similar registries that various state authorities may now or in the future administer, along with Federal and state telemarketing laws, rules and regulations restricting the means, methods and timing of telemarketing, have reduced, and in the future will continue to reduce, our ability to use telemarketing to generate retail leads and originate retail loans. In such an event, we may not be able to offset any loss of business through alternative means, and our ability to effectively market our products and services to new customers may be harmed. Furthermore, compliance with these Do No Call Registries and telemarketing laws, rules and regulations may prove costly and difficult, and we may incur penalties or be subject to claims or lawsuits (including class actions) for improperly conducting our marketing activities.

We have been, and in the future may be, subject to various settlement agreements arising from legal issues, and we may be subject to substantial claims and legal expenses if we do not comply with these agreements, or if allegations are made that we are not in compliance with them.

The non-conforming mortgage market in which we operate has been the subject of significant scrutiny by various federal and state governmental agencies and legislators. In particular, in 1999, the lending practices we utilized were the subject of investigations by the New York State Banking Department ("NYSBD"), the New York Office of the Attorney General ("NYOAG") and the Department of Justice ("DOJ"). The investigations centered on our compliance with various federal and state laws. In September 1999 and March 2000, we entered into related settlement agreements with these regulatory agencies, joined by the HUD and the Federal Trade Commission ("FTC"), which provided for changes to our lending practices on a prospective basis, and retrospective relief to some borrowers. If similar claims are made in the future, defending those claims may result in significant legal expenses to us, which will reduce our profitability. A finding against us, or any settlement we may enter into, may result in our payment of damages, which may be costly to us.

We may be subject to fines or other penalties based upon the conduct of the independent mortgage brokers who place loans with us.

The independent mortgage brokers from whom we obtain mortgage loans have legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose liability upon assignees, as well as wholesale lenders. For example, the FTC recently entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. Moreover, in the past, the DOJ has sought to hold non-conforming mortgage lenders responsible for the pricing practices of their mortgage brokers, alleging that the mortgage lenders were directly responsible for the total fees and charges paid by the borrower under the FHAct even if the lenders neither dictated what the mortgage broker could charge nor kept the money for its own account. This was one of the DOJ’s primary allegations against us at the time of our settlement with the DOJ.

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

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with federal, state and local lending laws, we are subject to numerous claims and legal actions in the ordinary course of our business. Generally, we are subject to claims made against us by borrowers and investors arising from, among other things:

•	losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentation, error and omission by our employees, officers and agents;

•  incomplete documentation; and

•  failure to comply with various laws, rules and regulations applicable to our business.

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

Our inability to comply with REIT qualification tests for our REIT subsidiary (Renaissance REIT Investment Corp.) may result in our securitization trusts being taxed as a taxable mortgage pool, which would reduce our earnings and cash flow and have a material adverse impact on us.

        Our inability to comply with REIT qualification tests for our REIT subsidiary on a continuous basis would subject our securitization trusts issued by our REIT subsidiary to federal income tax as a corporation (as a taxable mortgage pool) and not allow it to be filed as part of consolidated income tax return with any other corporation. The REIT rules require compliance with asset, income, distribution and ownership tests. The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock. As of December 31, 2005, members of the Miller family (considered one stockholder under the attribution rule applicable to the ownership of REIT stock) own approximately 38.1% of the common stock (including employees’ stock options as required by Internal Revenue Code of 1986, as amended ("Code") and related rules and regulations). There can be no assurance that we will be able to comply with these tests or remain compliant.

Failure to remain compliant would result in the imposition of a tax upon our securitization trusts and would reduce cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts. Such a failure would cause us to breach our representation under each of our securitizations issued since the first quarter of 2005 that we would maintain Renaissance REIT Investment Corp. as a real estate investment trust. In addition, it would result in an event of default, unless waived, under our warehouse and certain other credit facilities. Accordingly, a failure to remain compliant with the REIT qualification tests may reduce our profitability and cash flow and have a material adverse impact on us.

Complying with the Sarbanes-Oxley Act of 2002, as well as other recently-enacted and proposed changes to applicable securities laws, are likely to increase our costs.

        Sarbanes-Oxley Act of 2002 and the related regulations of the SEC and the American Stock Exchange (“AMEX”) have substantially increased the complexity and cost of corporate governance, financial reporting and disclosure practices for public companies such as ours. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve in our finance department and on our audit committee.

Risks Related to Our Capital Structure

We are controlled by principal stockholders, some of whom are also members of our senior management, who may have the ability to influence fundamental corporate changes if they act in concert.

As of March 2, 2006, our principal stockholders, members of the Miller family, beneficially owned approximately 34.7% of the outstanding shares of our common stock. Accordingly, if members of the Miller family were to act in concert, they would have the ability to exercise significant control over us with respect to matters submitted to a stockholder vote, including the approval of fundamental corporate transactions, such as mergers and acquisitions, consolidations and asset sales, and electing all members of our Board of Directors. As long as the Miller family controls such a substantial percentage of our shares, third parties may not be able to gain control of us through purchases of our common stock. In addition, members of the Miller family hold positions as executive officers of our Company, including Chairman, Chief Executive Officer, Executive Vice President and Senior Vice President (General Counsel).

Our stock price is volatile.

The trading price of our stock is volatile, and this volatility will likely continue in the future. Wide fluctuations in our trading price or volume can be caused by:

•	quarterly variations in our operating results;

•	variations in the size and terms of our securitizations;

•	conditions in the real estate industry and in the asset-backed securities market;

•	announcements by significant investors of their intention to sell our shares;

•	investor perception of our company and the business that we are in generally;

•	announcements or implementation by us or our competitors of new products or services;

•	financial estimates by securities analysts; and

•	general economic and financial services market conditions, including changes in interest rates.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. If investor interest in financial services companies declines, the price for our common stock could drop suddenly and significantly, even if our operating results are positive. Our common stock has historically traded at low volumes, which may increase the potential illiquidity of an investment in our common stock. If the trading volume of our common stock experiences significant changes, the price of our common stock could also be adversely affected. Furthermore, declines in the trading or price of our common stock could harm employee morale and retention, our access to capital and other aspects of our business.

Our common stock commenced trading on the AMEX in May 2003. However, we cannot assure you that an active public trading market for our common stock will be sustained. If active trading in our common stock does not continue, the price that you may receive in connection with any sale of your shares may be substantially less than the offering price that you paid for them.

Our financial results or condition in any period may not meet market expectations, which could adversely affect our stock price.

The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of net income. If the securities analysts that follow our stock lower their rating or lower their projections for future growth and financial performance, the market price of our stock is likely to drop significantly. In addition, if our quarterly financial performance does not meet the expectations of securities analysts, our stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in our financial performance.

We may need additional capital, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We may seek to raise additional funds through public or private debt or equity offerings. Additional equity financing may be dilutive to the holders of our common stock. If we obtain funds through a bank credit facility or by issuing debt securities or preferred shares, the indebtedness or preferred shares would have rights senior to the rights of holders of our common stock, and their terms could impose significant restrictions on our operations. If we need to raise additional funds, we may not be able to do so on favorable terms, or at all. If we cannot obtain adequate funds on acceptable terms, we may not be able to implement our business strategy as planned, or at all.

Future sales of our common stock in the public market could adversely affect our stock price.

Future sales of shares of our common stock or the availability for future sale of shares of our common stock may reduce the market price of our common stock prevailing from time to time.

Our current stockholders hold a substantial number of shares of our common stock, which they are able to sell in the public market today. Sales of these shares or the perception that these sales could occur, could harm the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In addition, as of December 31, 2005, we had approximately 2.2 million shares of our common stock issuable upon exercise of options, approximately 1.3 million of which were currently exercisable, and 157,275 shares of restricted common stock granted and outstanding.

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

         Provisions of our certificate of incorporation and our bylaws could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishing a classified Board of Directors of which approximately one-third of the members of the board are elected each year, and lengthening the time needed to elect a new majority of the board;

•
authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt; and

•	prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where we lease approximately 99,000 square feet of office space at an aggregate annual base rent of approximately $2.6 million. The lease provides for certain scheduled rent increases and expires in 2008.

In addition to our headquarters in New York, we also maintain four regional wholesale offices located in Florida, Massachusetts, Ohio and Texas. Our retail operation currently maintains 11 retail mortgage origination centers located in Arizona, Illinois, Kansas, Missouri, Nevada, New York, North Carolina, Ohio, Pennsylvania (2) and Tennessee. We also maintain one telemarketing hub located in Ohio and two underwriting hubs located in Arizona and Ohio. The terms of these leases vary as to duration and rent escalation provisions; with the latest expiring in 2011 (see “Part II, Item 8. - Financial Statements and Supplementary Data - Note 16 - Commitments and Contingencies - Operating Lease Obligations” in our audited consolidated financial statements, included elsewhere in this report). We do not consider any specific leased location to be material to our operations. We believe that alternative locations are available in all areas where we currently do business.

Item 3. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act of 1994, the Truth-in-Lending Act, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought: (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the District Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In the fourth quarter of 1999, we and the NYSBD submitted opposition to the plaintiffs’ motion. In March 2000, the District Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The District Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the Court’s request in or about April 2004. In August 2004, the District Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and the District Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. The objectors filed their appellate brief in July 2005. We filed our appellate papers in opposition in September 2005, and the objectors filed their reply papers in September 2005. In February 2006, the Appellate Court vacated the District Court’s decision to approve the settlement, not based on the merits of the settlement, but because a motion to intervene was decided by the district court magistrate judge and not the district court judge. The Appellate Court instructed the district court judge to rule on the motion to intervene and, until then, it cannot be determined if the district court judge will also have to rule on the fairness of the settlement, or if that issue will have to return to the Appellate Court. If the settlement is not approved, we believe we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

•
In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against Delta Funding Residual Exchange Company LLC (the "LLC"), an unaffiliated limited liability company, Delta Funding Residual Management, Inc. (“DFRM”), and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest; (b) specific performance of the LLC’s obligations to us in the future; and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Mr. Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered the New York County action. In February 2004, the Nassau County Supreme Court denied Mr. Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Mr. Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Supreme Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Mr. Morrison’s countersuit, which the Supreme Court denied in September 2004. Discovery is proceeding. In or about October 2004, the LLC commenced an action against KPMG LLP based upon similar allegations as asserted in this action. In September 2005, it was agreed that the action against KPMG LLP would be joined with this action. In the countersuit, the LLC was granted permission to serve an amended complaint, which it did in November 2005. The amended complaint included two additional causes of action alleging breach of fiduciary duty owed to the LLC, one against us and the other against several of our officers and directors. In December 2005, we filed a motion to amend our complaint to add claims (both individually and as a member of the LLC) against Mr. Morrison arising from the same and/or similar facts and circumstances, seeking recovery for waste, for improper personal benefit, for breach of fiduciary duty (beyond those already alleged in the complaint) and for a material misstatement in the LLC’s financial statements. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

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

•
In our about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our subsidiary, Fidelity Mortgage Inc. (“Fidelity”), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act. The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys’ fees, (5) leave to add additional plaintiffs and (6) leave to amend to add claims under applicable state laws. We filed an answer and discovery has commenced. In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion. In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff’s motion for conditional class certification be granted, and that plaintiff’s motion to authorize judicial notice be granted (subject to revision and final approval by the District Court). In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge’s Report and Recommendation and the plaintiff filed its opposition to our objections. In July 2005, the District Court upheld the Magistrate Judge’s Report and Recommendation. Any potential class members who desired to join the collective action were provided an opportunity to do so during an “opt-in” period that ended in October 2005. To date, we have received notice that approximately 200 individuals, virtually all of whom are former employees, have opted into the collective action. Discovery is continuing. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the AMEX under the symbol “DFC.” The following table sets forth, for the periods indicated, the range of the high and low closing sales prices for our common stock:

	High	Low
2005

First Quarter	$10.03	$8.11
Second Quarter	9.74	8.32
Third Quarter	9.98	7.08
Fourth Quarter	8.60	6.55

2004

First Quarter	$11.05	$7.41
Second Quarter	8.25	6.12
Third Quarter	8.86	6.08
Fourth Quarter	10.60	7.96

From January through May 2003, our common stock traded on the Over-The-Counter (“OTC”) Bulletin Board under the ticker symbol “DLTO.” In May 2003, our common stock was listed on the AMEX.

Holders

On March 7, 2006, we had approximately 426 stockholders of record. This number does not include beneficial owners holding shares through nominee or “street” names.

Dividends

The following table indicates the quarterly dividends declared during the years ended December 31, 2005 and 2004:

(Dollars in thousands, except per share amounts)
Quarter	Record Date	Payment Date	Dividend Per Share	Total Dividends Paid (1)

2005
First	March 31, 2005	April 15, 2005	$ 0.05	$ 1,015
Second	June 20, 2005	July 6, 2005	0.05	1,018
Third	September 20, 2005	October 7, 2005	0.05	1,019
Fourth	December 16, 2005	January 5, 2006	0.05	1,030

2004
First	N/A	N/A	N/A	N/A
Second	June 25, 2004	July 9, 2004	$ 0.05	$ 848
Third	September 28, 2004	October 8, 2004	0.05	1,012
Fourth	December 21, 2004	January 6, 2005	0.05	1,013

(1) Total dividends paid for the fourth quarter of 2005 includes approximately $8,000 of dividends paid on 157,275 shares of granted but unvested restricted common stock awards.

We paid $1.4 million in dividends on our Series A Preferred Stock in 2003 and did not pay any common stock dividends in 2003. In the second quarter of 2004, we redeemed all of our Series A Preferred Stock for $13.9 million. Following such redemption, we began paying dividends to the holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the shares of common stock issuable under our equity compensation plans at December 31, 2005:

Equity Compensation Plan Information
Equity Compensation Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Stock Awards Granted and Outstanding	Weighted Average Price of Outstanding Common Stock Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Approved by security holders	2,174,300	$2.87	157,275	$7.46	1,787,775

Not approved by security holders	N/A	N/A	N/A	N/A	N/A
Total	2,174,300	$2.87	157,275	$7.46	1,787,775

(1) Excludes securities reflected under the “number of shares to be issued upon exercise of outstanding options” and “number of common stock awards granted and outstanding” columns in the table above.

Item 6. Selected Financial Data.

The following selected financial information for the years ended December 31, 2005, 2004, and 2003, and as of December 31, 2005 and 2004, has been derived from our audited consolidated financial statements included elsewhere in this report. The financial information for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002 and 2001 has been derived from our audited financial statements not included in this report. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. The historical selected financial information may not be indicative of our future performance due to our change from gain-on-sale accounting to portfolio accounting in 2004. The information in the following table should be read in conjunction with the information contained in “- Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “- Item 8 - Financial Statements and Supplementary Data.”

	At or For the Year Ended December 31,
(Dollars in thousands, except share and per share data)	2005	2004	2003	2002	2001

Interest income (1)	$290,829	$100,105	$14,386	$12,058	$22,201
Interest expense (2)	167,792	39,782	5,509	5,273	16,132
Net interest income	123,037	60,323	8,877	6,785	6,069
Provision for loan losses	28,592	10,443	--	--	--
Net interest income after provision for loan losses	94,445	49,880	8,877	6,785	6,069

Non-interest income:
Net gain on sale of mortgage loans	27,193	16,057	94,782	57,974	38,326
Other income	14,674	1,722	1,000	2,999	3,902
Total non-interest income	41,867	17,779	95,782	60,973	42,228

Non-interest expense:
Payroll and related costs	63,524	52,005	39,147	27,120	29,867
General and administrative	42,467	30,152	23,460	22,685	48,333
Other (3)	--	--	--	2,085	67,011
Loss on derivative instruments (2)	908	100	--	--	--
Total non-interest expense	106,899	82,257	62,607	51,890	145,211

Income (loss) before income tax expense (benefit)	29,413	(14,598)	42,052	15,868	(96,914)
Provision for income tax expense (benefit)	11,458	(5,249)	(23,354)	(1,769)	2,876
Net income (loss)	$17,955	$(9,349)	$67,406	$17,637	$(99,790)

Comprehensive Income (Loss):
Other comprehensive income (loss)	4,743	(2,207)	--	--	--
Comprehensive income (loss), net	$22,698	$(11,556)	$67,406	$17,637	$(99,790)

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
Per Share Data:
Basic - weighted average number of shares outstanding	20,349,515	18,375,864	16,308,561	15,894,913	15,883,749
Diluted - weighted average number of shares outstanding (4)	21,283,220	18,375,864	18,407,249	16,971,028	15,883,749

Net income (loss) applicable to common shares	$17,955	$(9,349)	$66,015	$17,637	$(99,790)

Basic earnings per share - net income (loss)	$0.88	$(0.51)	$4.05	$1.11	$(6.28)
Diluted earnings per share - net income (loss)(4)	$0.84	$(0.51)	$3.59	$1.04	$(6.28)
Dividends per common share	$0.20	$0.15	$--	$--	$--

Selected Balance Sheet Data:

Cash and cash equivalents	$4,673	$5,187	$4,576	$3,405	$6,410
Mortgage loans held for sale, net	--	--	190,524	33,945	94,190
Mortgage loans held for investment, net	4,626,830	2,340,994	--	--	--
Excess cashflow certificates	7,789	14,933	19,853	24,565	16,765
Trustee receivable	56,164	32,915	--	--	--
Deferred tax asset, net	54,875	50,326	31,184	5,600	5,600
Other assets	69,271	46,438	10,854	6,029	10,841
Total assets	$4,819,602	$2,490,793	$256,991	$73,544	$133,806

Warehouse financing	$222,843	$135,653	$144,826	$13,757	$80,877
Financing on mortgage loans held for investment, net	4,436,938	2,236,215	--	--	--
Senior notes	--	--	--	10,844	10,844
Other liabilities	53,039	31,745	16,212	19,446	30,235
Total liabilities	$4,712,820	$2,403,613	$161,038	$44,047	$121,956

Total stockholders’ equity	$106,782	$87,180	$95,953	$29,497	$11,850

        (1) During the year ended December 31, 2005, we recorded in interest income $324,000 of income related to a cumulative adjustment for the effects of an immaterial correction in recognition of net deferred fees in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans” that related to the year ended December 31, 2004. This was the result of a revision in 2005 to our methodology to separate respective securitization loan pools into homogeneous pools based upon product type - each of which contains a large number of similar loans for which prepayments are probable and the timing and amount of prepayments are reasonably predictable.

(2) During the year ended December 31, 2005, we recorded in interest expense and loss on derivative instruments $1,000 and $29,000, respectively, of income and loss related to a cumulative adjustment for the effects of an immaterial correction to other comprehensive income (“OCI”) for the ineffectiveness on certain hedges that related to the year ended December 31, 2004. This revision is in accordance with Derivatives Implementation Group SFAS No. 133 Implementation Issue No. G17 “Cash Flow Hedges: Impact on Accumulated Other Comprehensive Income of Issuing Debt with a Term That Is Shorter Than Originally Forecasted.”

(3) Other non-interest expense for the year ended December 31, 2002 included a $2.1 million charge related to impairment of excess cashflow certificates. Other non-interest expense for the year ended December 31, 2001 is comprised of (1) $19.7 million related to impairment of excess cashflow certificates, (2) $25.4 million loss on the sale of excess cashflow certificates, (3) $2.7 million of restructuring charges and (4) $19.3 million related to the extinguishment of debt.

(4) For the years ended December 31, 2004 and 2001, stock options of approximately 1.0 million and 23,000, respectively, are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive in years where losses were reported.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements set forth therein. Please also see “Part I - Item 1. - Forward Looking Statements and Risk Factors” and “Part I - Item 1A. - Risk Factors.”

General

        We are a national specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans. Our loans are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 24-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements.

We have historically financed or sold our loans through securitizations and sold whole loans. Prior to 2004, those securitizations were typically structured and accounted for as sales, which required us to record revenues as gain on sale at the time the securitizations were completed. In 2004, we began structuring our securitizations to be accounted for as secured financings, which requires us to record revenues and expenses from these transactions over time. We record interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with each securitization over the life of the loans or securities issued in the securitization. When we sell loans on a whole-loan basis, we record the premiums received upon sale as revenue. We intend to continue to structure our securitizations to be accounted for as secured financings and to securitize the majority of the mortgage loans we originate so as to increase the size of our on-balance sheet loan portfolio that generates interest income. As the size of our loan portfolio continues to increase in 2006, as compared to 2005, we anticipate recording increased net interest income generated from the loan portfolio.

Summary of Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, these estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables and there can be no assurance that our estimates are accurate.

Excess Cashflow Certificates. In securitization transactions structured to be accounted for as a gain-on-sale (prior to 2004), the excess cash flow certificates represent one or all of the following assets:

•
BIO certificate, which represents a subordinate right to receive excess cash flows, if any, generated by the related securitization pool. As a holder of the BIO certificate, we have the right to receive the difference, if any, between the interest payments due on the mortgage loans sold to the securitization trust and the interest payments due, at the pass-through rates, to the holders of the asset-backed securities of the same series, net of contractual servicing fees, trustee fees, insurer premiums, reimbursements and other costs and expenses of administering the securitization trust. As a holder of the BIO certificate, we will receive cash payments (which, when we sell NIM notes, is only received after the NIM notes are paid in full) only to the extent that the cash received by the securitization trust exceeds the amounts owed on all of the securities issued by that securitization trust, including amounts needed for the payment of any trust related expenses.

•
P certificate, which represents a right to receive prepayment penalties on the mortgage loans sold to the securitization trust. Generally, prepayment penalties are received from borrowers who pay off their loans within the first few years after obtaining their loans (which, when we sell NIM notes, is only received after the NIM notes are paid in full).

•
Cash flows from interest rate caps - we receive payments on corridors (corresponding purchase and sale of  interest rate caps with similar notional balances at different strike prices) from third-party cap providers through the securitization trusts (which, when we sell NIM notes, are only received after the NIM notes are paid in full).

The excess cash flows we receive are highly dependent upon the interest rate environment, because “basis-risk” exists between the securitization trust’s assets and liabilities. For example, in each of the securitizations that we issued in 2003 and 2002, the excess cashflow certificates are impacted by the securitization pass-through rate sold to investors, which is indexed against the one-month LIBOR. As a result, the interest rate received by the pass-through certificate holders from the securitization trust each month may adjust upwards or downwards as the one-month LIBOR changes (liability) - while the majority of the underlying mortgage loans (assets) in the securitization trust are fixed-rate loans, or are at a fixed-rate for at least two to three years before becoming adjustable-rate loans. As a result, as rates rise and fall, the amount of our excess cash flows will fall and rise, respectively. This in turn will increase or decrease the fair value of our excess cashflow certificates. The excess cashflow certificates held at December 31, 2005 are those we acquired before we began to structure our securitizations to be accounted for as secured financings in 2004.

In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are anticipated to be outstanding.

       The accounting estimates we use to value excess cashflow certificates are deemed to be “critical accounting estimates” because they can materially affect our income. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments, index rates and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal, historical mortgage loan performance data and forward LIBOR interest rate curves to value future expected excess cash flows. We believe that the value of our excess cashflow certificates at the date of a securitization reflected their fair value. The amount recorded for the excess cashflow certificates is subsequently reduced for cash distributions we receive, increased for the expected return and adjusted for changes in fair value of these excess cashflow certificates.

At the closing date of each securitization transaction structured to be accounted for as a sale, we determined the present value of the excess cashflow certificates using the same assumptions we made regarding the underlying mortgage loans. The excess cashflow certificate was then recorded on our consolidated financial statements at its estimated fair value. The value of each excess cashflow certificate represents the present value of the future cash flows we expect to receive in the future based upon our best estimates. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. Our estimates primarily include the following:

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

We monitor the performance of the mortgage loans underlying each excess cashflow certificate, and any changes in our estimates resulting in a change in fair value of the excess cashflow certificates is reflected as a change in fair value of excess cashflow certificates recorded in the statement of operations as a component of “other income” or “other expense” in the period in which we make the change in our estimate.

We revised our assumptions used to value our excess cashflow certificates during the third quarter of 2005. The impact of these changed assumptions resulted in an increase in the fair value of our excess cashflow certificates. In determining the fair value of each of the excess cashflow certificates, we make the following underlying assumptions regarding mortgage loan prepayments, mortgage loan default rates, the LIBOR forward curve and discount rates:

A. Prepayments. We base our prepayment rate assumptions on our ongoing analysis of the performance of the mortgage loan pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types based on our experience with different loan product types exhibiting different prepayment patterns. Generally, our mortgage loans can be grouped into two loan products - fixed-rate loans and adjustable-rate loans. With fixed-rate loans, an underlying borrower’s interest rate remains fixed throughout the life of the loan. Our adjustable-rate loans are a “hybrid” between fixed- and adjustable-rate loans, in that the interest rate generally remains fixed, typically for the first two or three years of the loan, and then adjusts, typically every six months thereafter. Within each product type, factors other than interest rates can affect our prepayment rate assumptions. These factors include:

•
whether or not a loan contains a prepayment penalty, which is the amount a borrower must pay to a lender if the borrower prepays the loan within a certain time period after the loan was originated. Historically, loans containing a prepayment penalty typically are not repaid as quickly as those without a penalty; and

•
as is customary in our industry with adjustable-rate mortgage loans, the introductory interest rate we charge to the borrower is lower, between one and two full percentage points, than the rate for which the borrower would have otherwise qualified. Generally, once the interest rate begins to adjust, the interest rate payable on that mortgage loan generally increases, at times at a fairly substantial rate. This interest rate increase can be exacerbated if there is an absolute increase in interest rates. As a result of these increases, and the potential for future increases, adjustable rate mortgage loans typically are more susceptible to early prepayments.

There are several reasons why a loan may prepay prior to its maturity, including but not limited to:

•	a decrease in interest rates;

•	improvement in the borrower’s credit profile, which may allow the borrower to qualify for a mortgage loan with a lower interest rate;

•	competition in the mortgage market, which may result in lower interest rates being offered to the borrower;

•	the borrower’s sale of the home securing the mortgage;

•	the borrower’s need for additional funds; and

•	a default by the borrower, resulting in foreclosure by the lender.

It is unusual for a borrower to prepay a mortgage loan during the first few months because:

•	it typically takes at least several months after the mortgage loans are originated for any of the above events to occur;

•	there are costs involved with refinancing a loan; and

•	the borrower does not want to incur prepayment penalties.

We have found that the rate at which borrowers prepay their loans tends to fluctuate. In general, prepayment speeds are lowest in the first month after origination, as described above. Thereafter, prepayment speeds generally increase until a peak speed is reached. Generally, loans will continue to prepay at the peak speed for some period of time, and then prepayment speeds typically begin to decline. We use prepayment assumptions that reflect these tendencies. The following table shows our assumptions regarding the percentage of mortgage loans that will be prepaid during the first month following the closing of a mortgage loan, peak speed over the life and the peak speed at December 31, 2005 forward:

Loan Type	Month One	Peak Speed Over the Life	Peak Speed at December 31, 2005 Forward
Fixed rate	4.0%	45.0% to 50.0%	35.0% to 40.0%
Adjustable rate	4.0%	75.0%	35.0% to 75.0%

Our assumption regarding the peak speed over the life for fixed rate mortgage loans ranged from 35% to 40% prior to September 30, 2005, when we revised them to the speeds noted at December 31, 2005. We revised our peak speed over the life assumption to reflect the prepayment trend experienced within the mortgage loan pools.

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

B. Default Rate. The default rate is the percentage of estimated total loss of principal, interest and related advances that will take place over the life of the mortgage loans within a loan pool to the total original principal balance of the mortgage loans in the pool. A default rate is determined for each securitization reflecting the overall credit scores, average loan sizes and layered risks on the fixed- and adjustable-rate loans comprising each securitization trust. We apply a default or loss rate to the excess cashflow certificate because it is the “first-loss” piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. We revised our estimated default rates at September 30, 2005 to reflect the better-than-expected pool performance on most of our underlying securitizations. The current default rates applied on the excess cashflow certificates range from 4.0% to 8.5%, with the majority ranging from 4.0% to 5.0%. Prior to September 30, 2005, our default rate assumptions ranged from 4.5% to 8.0%, with the majority ranging from 4.5% to 5.0%.

C. LIBOR Forward Curve. The LIBOR forward curve is used to project future interest rates, which affects both the rate to the floating rate asset-backed security investors (primarily one-month LIBOR) and the adjustable rate mortgage loans sold to the securitization trust (a fixed-rate of interest for either the first 24 or 36 months and a variable rate of interest thereafter using six-month LIBOR). Most of our loans are fixed-rate mortgages, and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As such, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flow than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding. We have adjusted the valuation of each excess cashflow certificate to use a forward interest rate curve that represents both today’s rates and the expectation for rates in the future. We use a forward LIBOR curve that we believe reflects the estimate of future LIBOR rates.

D. Discount Rate. We use a discount rate that we believe reflects the risks associated with our excess cashflow certificates. Due to the unavailability of quoted market prices on comparable excess cashflow certificates, we compare our valuation assumptions and performance experience to our competitors in the non-conforming mortgage industry. Our discount rate takes into account the asset quality and the performance of our securitized mortgage loans compared to that of the industry and other characteristics of our securitized loans. We quantify the risks associated with our excess cashflow certificates by comparing the asset quality and payment and loss performance experience of the underlying securitized mortgage loan pools to comparable industry performance. The discount rate we use to determine the present value of the cash flow from excess cashflow certificates reflects increased uncertainty surrounding current and future market conditions, including, without limitation, uncertainty concerning inflation, recession, home prices, interest rates and conditions in the equity markets.

We utilized a discount rate of 18% and 15% at December 31, 2005 and 2004, respectively, on all excess cashflow certificates.

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

For example, assumptions regarding prepayment speeds, defaults and LIBOR rates are used in estimating the fair value of our excess cashflow certificates. If loans prepay slower than estimated, or loan loss levels are higher than anticipated, or LIBOR is higher than anticipated, a reduction in the fair value of these certificates will be recorded in earnings. We believe that our assumptions are reasonable based upon the estimates using our historical loan performance and the performance of similar mortgage loan pools from other lenders - in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things. However, these are just estimates and it is virtually impossible to predict the actual level of prepayments and losses, which are also driven by consumer behavior.

Accounting for Hedging Activities. We regularly issue securitization asset-backed securities, backed by fixed- and adjustable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when the asset-backed securities are issued. Our strategy is to use interest rate swap contracts in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing. At times, we also use corridors (corresponding purchase and sale of  interest rate caps with similar notional balances at different strike prices) that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and we do not use either of them for speculative purposes.

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

Cash flow hedge accounting is appropriate for hedges of  forecasted interest payments associated with future periods - whether as a consequence of interest to be received or paid on existing adjustable-rate assets or liabilities or in connection with intended purchases or sales.

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

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors goes above 125% or falls below 80%) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. An assessment analysis is then prepared by management to determine the go-forward treatment of the hedges that failed the retrospective test to determine if any portion of the hedge may still qualify for hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge; the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

The “new hedge relationship” is determined by re-aligning the hedge with the projected remaining bond balances (debt) as of the date the original hedge became retrospectively ineffective. The ratio of the outstanding balance of the debt to notional size of the revised hedge will then be 100% as of the re-alignment date. The expected repayment pattern of the debt associated to the original hedge is used as the basis to establish the “new hedge relationship” future repayment pattern. The difference between the fair value of the original hedge and the “new hedge relationship” hedge on the re-alignment date is classified as a trading security. Once classified as a trading security, any changes in the fair value are recorded directly to the income statement as a component of gain or loss on derivative instruments.

        Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset. This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized. Management believes that, based upon the currently available evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  Therefore, at December 31, 2005 we did not maintain a valuation allowance against our deferred tax assets.

Allowance for Loan Losses on Mortgage Loans Held for Investment. In connection with our change to portfolio accounting in 2004, we established an allowance for loan losses based on an estimate of losses to be incurred in the foreseeable future on our mortgage loans held for investment portfolio.  Additionally, we charge-off uncollectible loans at the time they are deemed not probable of collection.

In order to estimate an appropriate allowance for losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical mortgage loan performance data. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan an amendment of FASB Statement No. 5 and 15,” and an estimate is created. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the amount of the allowance for loan losses. A provision for loan losses is charged to our consolidated statement of operations. Losses incurred, if any, will be written-off against the allowance for loan losses.

While we will continually evaluate the adequacy of the allowance for loan losses, we recognize that there are qualitative factors that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrower’s ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for loan losses, any increase in the provision for loan losses would negatively impact our results of operations.

In accordance with SFAS No. 114 a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement. Due to the significant effects of Hurricanes Katrina and Rita on a portion of our mortgage loans held for investment portfolio, management identified certain loans located in Federal Emergency Management Agency (“FEMA”) declared disaster areas as meeting the criteria under SFAS No. 114 requiring a separate loan impairment review. Based upon the analysis performed, we identified certain mortgage loans in which the borrowers' abilities to repay the loan in accordance with their contractual terms was impaired.  We assessed the extent of damage to the underlying collateral and the extent to which damaged collateral is not covered by insurance in determining the amount of specific reserves needed. We established specific reserves for these affected mortgage loans based upon estimates of loss exposure. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the mortgage loans in the affected areas.

Amortization of Deferred Loan Origination Fees and Costs.  Interest income is recorded on our mortgage loans held for investment portfolio based upon a combination of interest accruals based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination fees or costs accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17.” Our net deferred origination fees consist principally of origination fees, discount points, and payroll and commissions associated with originating our mortgage loans. For our loans held for investment, these net deferred fees or costs are accreted or amortized as adjustments to interest income over the estimated lives of the mortgage loans using the interest method. Our portfolio of mortgage loans held for investment is comprised of a large number of homogeneous loans for which we believe prepayments are probable. The periodic amortization of our deferred origination fees is based on a model that considers actual prepayment experience to date as well as forecasted prepayments based on the contractual interest rate on the mortgage loans, loan age, loan type and prepayment fee coverage, among other factors. Mortgage prepayments are affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that our actual experiences, as well as industry data, are supportive of the prepayment assumptions used in our model. Any changes to these estimates are applied as if the revised estimates had been in place since the origination of the mortgage loans, and current period amortization is adjusted to reflect the effect of the changes.

During the year ended December 31, 2005, we recorded in interest income $324,000 of income related to a cumulative adjustment for the effects of an immaterial correction in recognition of net deferred fees in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans” that related to the year ended December 31, 2004. This was the result of a revision in 2005 to our methodology to separate respective securitization loan pools into homogeneous pools based upon product type - each of which contains a large number of similar loans for which prepayments are probable and the timing and amount of prepayments are reasonably predictable.

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

Federal, State and Local Taxation

We report our income on a consolidated basis (excluding Renaissance REIT Investment Corp. and its subsidiary) using the calendar year and the accrual method of accounting. The following discussion of federal, state and local tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.

We face audits from various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. Our United States federal income tax filings have been examined by the Internal Revenue Service ("IRS") for calendar years ending prior to 2001. All differences arising from those audits have been resolved and settled. We are currently under examination by New York State for the 1999 through 2001 calendar years. Although the outcome of tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on our financial condition or liquidity.

Federal Taxation

Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes an alternative minimum tax (“AMT”) in an amount equal to 20% of alternative minimum taxable income (“AMTI”) to the extent the AMT exceeds the taxpayers’ regular income tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. For 2005, we do not expect to be subject to the AMT.

Excess Inclusion. All or a portion of the income we receive from the residual interest certificates (excess cashflow certificates), which are created in a real estate mortgage investment conduit ("REMIC") securitization, is referred to as excess inclusion. In addition, all or a portion of the dividend Delta Funding Corporation receives from Renaissance REIT Investment Corp. will be considered excess inclusion, resulting from its ownership of the securitization trusts (that are classified as a taxable mortgage pool).

With limited exceptions, excess inclusion is always subject to tax because it cannot be offset by other deductions or by net operating losses. Excess inclusion is primarily caused by the securitization trust utilizing cash, that otherwise would have been paid to the holder of the residual interest certificate, to make payments to other security holders thereby paying down the principal balance of the asset-backed securities in order to create or maintain over-collateralization. In the future, we expect to continue to receive income from excess inclusion.

Dividends Received Deduction. Delta Financial and Delta Funding Corporation may exclude from its income 100% of dividends received from their consolidated subsidiaries. No dividends received deduction is available for dividends received from Renaissance REIT Investment Corp. However, a 100% dividends paid deduction is available to Renaissance REIT Investment Corp. for qualifying dividend payments.

Taxation as a REIT -Although Delta Financial has not elected to be taxed as a REIT, we have elected to have one of our subsidiaries - Renaissance REIT Investment Corp. - to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with its taxable year ended December 31, 2005. By using Renaissance REIT Investment Corp. in connection with our securitizations, we are able to structure our securitizations as debt for tax, which more closely conforms to GAAP accounting treatment. Renaissance REIT Investment Corp. must comply with several qualification tests on a continuous basis in order to maintain its REIT status, including asset, income, distribution and ownership tests.

       •   The asset test, which must be met on a quarterly basis, requires that at least 75% of its assets are represented by interests in real property, cash and government securities. There are certain other restrictions on the composition of the other assets that can be owned.

       •   The income test, which must be met on annual basis, requires that at least 75% of the gross income must come from real estate sources and that at least 95% of the gross income must come from real estate sources and certain other sources that are specified in the Code.

       •   The distribution test requires the distribution of at least 90% of its annual REIT taxable income to stockholders (comprised of common stock owned by us and preferred stock owned by individual shareholders) primarily within the time frame set forth in the Code.

       •   The ownership test requires that not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer individuals (as defined Code to include certain entities) after applying certain attribution rules.

       If these requirements are met, a REIT generally will not be subject to Federal or state income taxation at the corporate level with respect to the REIT taxable income it distributes to its stockholders. The REIT may retain up to 10% of its REIT taxable income and pay corporate income taxes on this retained income while continuing to maintain its REIT status.
State and Local Taxation

We are subject to tax in the various states in which we operate, with New York being the state which has the most significant tax impact on us.

New York State Taxation. We are subject to the New York State franchise tax in annual amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State, or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) 2.5% of our “alternative entire net income,” (b) .00178% of capital allocable to New York State, or (c) a fixed amount up to a maximum of $10,000. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. Delta Financial and its subsidiaries (excluding Renaissance REIT Investment Corp. and its subsidiary) file a combined return.

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

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

General

Our net income for the year ended December 31, 2005 was $18.0 million, or $0.88 per share basic and $0.84 per share diluted, compared to net loss of $9.3 million, or $(0.51) per share basic and diluted, for the year ended December 31, 2004. As described in more detail below, the increase in net income recorded during the year ended December 31, 2005 relates primarily to (1) the growth in the net interest income we realized from our mortgage loans held for investment portfolio, which has grown since our change from gain-on-sale accounting to portfolio accounting in the first quarter of 2004, and (2) other income primarily related to the fair value changes on our excess cashflow certificates due to better-than-expected underlying loan performance of the securitizations. The loss recorded for the year ended December 31, 2004 reflects the effect of this change in accounting, coupled with the net impact of: (1) a $4.3 million pre-tax loss we realized relating to the interest rate swaps used to hedge $542.3 million of the March 2004 securitization variable-rate debt that were not accounted for as hedge instruments; (2) a $4.2 million pre-tax gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004; and (3) a $6.6 million pre-tax gain recorded upon the delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization (which was structured to be accounted for as a sale), under a pre-funding feature.

We recorded net interest income after provision for loan losses of $94.4 million during the year ended December 31, 2005, an increase of $44.5 million, or 89.3%, from $49.9 million in the same period in 2004. The increase in net interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $4.7 billion of mortgage loans held for investment at December 31, 2005, compared to $2.4 billion of these loans held at December 31, 2004. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $4.4 billion of financing on mortgage loans held for investment at December 31, 2005, compared to $2.2 billion of financing on mortgage loans held for investment at December 31, 2004. During the year ended December 31, 2005, total non-interest income increased $24.1 million and total non-interest expense increased by $24.6 million, compared to the same period in 2004. The increase in non-interest income primarily reflects the impact of the gain recorded on the $392.2 million increase in mortgage loans sold on a whole-loan basis and the $14.4 million increase in the fair value of our excess cashflow certificates we experienced during the year ended December 31, 2005, while the increase in non-interest expense primarily reflects the expenses associated with increases in origination volume, personnel and costs related to our on-going SOX initiatives, as compared to the same period in 2004.

We originated $3.8 billion of mortgage loans during the year ended December 31, 2005, representing a $1.2 billion, or 46.9%, increase from $2.6 billion of mortgage loans originated during the year ended December 31, 2004. We securitized and/or sold $3.8 billion of loans during the year ended December 31, 2005, compared to $2.6 billion of loans (including $113.9 million of loans delivered in the first quarter of 2004 under a pre-funding feature in connection with our fourth quarter 2003 securitization accounted for as a sale) during the same period in 2004.

Net Interest Income

We recorded net interest income of $123.0 million during the year ended December 31, 2005, an increase of $62.7 million from the $60.3 million recorded in the same period in 2004. The increase in net interest income primarily reflects the net effect of the increases in the average balance of mortgage loans held for investment and the related financing during the year ended December 31, 2005 compared to the same period in 2004. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs:

Interest Income. Interest income increased $190.7 million to $290.8 million for the year ended December 31, 2005, from $100.1 million for the comparable period in 2004. The increase is primarily due to (1) the increase in interest income of $175.4 million on our loans held for investment - securitized, which totaled $4.4 billion at December 31, 2005 as compared to $2.2 billion at December 31, 2004; (2) the increase in interest income of $12.2 million related to the increase in the average amount of mortgage loans we originated and held pending securitization or sale during the year ended December 31, 2005 compared to the same period in 2004; and (3) the increase in pass-through interest received from securitization trusts on fixed-rate asset-backed securities at the time of settlement - due to the increase in fixed-rate asset-backed securities issued during the year ended December 31, 2005, compared to the asset-backed securities issued in the same period of 2004.

The following table is a summary of interest income:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Interest income on mortgage loans held for sale, net	$--	$12,801
Interest income on mortgage loans held for investment - pre-securitization, net	30,494	5,531
Interest income on mortgage loans held for investment - securitized, net (1)	250,841	75,469
Interest income on excess cashflow certificates	1,593	2,073
Securitization pass-through interest	7,886	4,116
Miscellaneous interest income	15	115
Total interest income	$290,829	$100,105

(1) The amount for the year ended December 31, 2005 and 2004 includes $13.8 million and $2.6 million, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $128.0 million to $167.8 million for the year ended December 31, 2005 from $39.8 million for the comparable period in 2004. The increase was primarily due to the increase in interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the year ended December 31, 2005 on our warehouse facilities, compared to the same period in 2004. The weighted average cost of our mortgage loans held for investment financing increased during the year ended December 31, 2005 as compared to the same period in 2004. The weighted average cost at December 31, 2005 was 4.92%, an increase of 81 basis points over the weighted average cost of 4.11% at December 31, 2004. Additionally, contributing to the increase in interest expense was the higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased 189 basis points to an average of 3.39% for the year ended December 31, 2005, compared to an average of 1.50% for the same period in 2004.

     The following table presents the components of interest expense:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Interest expense on warehouse financing	$22,075	$8,006
Interest expense on mortgage loans held for investment financing (1)	145,431	31,480
Interest expense on other borrowings	286	296
Total interest expense	$167,792	$39,782

(1) The amount for the year ended December 31, 2005 and 2004 includes $6.3 million and $2.0 million, respectively, of deferred securitization debt issuance expenses and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan losses at an appropriate level for currently existing probable losses of principal. We recorded a provision for loan losses of $28.6 million (including a $1.7 million specific provision related to Hurricanes Katrina and Rita loans) and $10.4 million for the year ended December 31, 2005 and 2004, respectively, related to mortgage loans held for investment. The amount of the provision for loan losses, excluding the specific provision related to hurricanes Katrina and Rita, corresponds to the increase in and the seasoning of our mortgage loans held for investment during the respective period.

During the fourth quarter of 2005, we established a specific allowance for loan losses related to certain loans deemed to be impaired by the effects of Hurricanes Katrina and Rita. Our provision for these loans was based upon our estimated loss exposure attributable to 35 properties securing a total unpaid principal balance of $3.9 million at December 31, 2005 located in the disaster areas designated by FEMA. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas.

Non-Interest Income

Total non-interest income increased by $24.1 million to $41.9 million for the year ended December 31, 2005, from $17.8 million for the comparable period in 2004. The increase in non-interest income primarily resulted from a $11.1 million increase in the net gain on sale of mortgage loans and a $14.4 million increase in the fair value of our excess cashflow certificates recorded during the year ended December 31, 2005 as compared to the same period in 2004.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the years ended December 31, 2005 and 2004 is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture reserve. During the year ended December 31, 2005, we recorded a net gain on the sale of mortgage loans of $27.2 million on the sale of $561.5 million of mortgage loans on a whole-loan basis as compared to a $16.1 million gain recorded during the same period in 2004 on sales on a whole-loan basis, or through a securitization structured to be accounted for as a sale, of $283.3 million of mortgage loans. Additionally, the gain on sale amount of $16.1 million for the year ended December 31, 2004 includes a $6.6 million gain recorded from the January 2004 delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization, which was structured to be accounted for as a sale under a pre-funding feature. Through the end of 2003, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. For the year ended December 31, 2004, net gain on sale of mortgage loans included the following in addition to the gains recorded from whole-loan sales due to the first quarter of 2004 delivery of loans into the fourth quarter 2003 securitization:

(1)	the sum of:

	a)	the cash purchase price we received in connection with selling (i) a NIM note, net of O/C amount and interest rate cap and (ii) an interest-only certificate;

	b)	the fair value of the excess cashflow certificates we retained and initially recorded in a securitization structured as a sale for such period;

	c)	the premium received from selling mortgage servicing rights; and

	d)	the difference between the selling price and the carrying value of the related mortgage loans sold;

(2)	less the:

	a)	costs associated with the securitization structured as a sale;

	b)	any hedge loss (gain) associated with such securitization accounted for as a sale;

	c)	any premium recapture reserve; and

	d)	any loss associated with loans sold at a discount, together with any deferred origination costs or fees associated with mortgage loans sold.

The following table is a summary of our net gain on sale of mortgage loans for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Net Gain on Sale of Mortgage Loans:
Loans sold (1)	$561,487	$283,253

NIM proceeds, net	$--	$4,712
Interest-only security proceeds	--	1,292
Mortgage servicing rights (2)	--	661
Gain on whole-loan sales	21,862	7,716
Premium recapture reserve	(1,077)	(308)
Net loan origination fees	6,408	2,468
Securitization transaction costs	--	(484)
Net gain on sale recorded	$27,193	$16,057

Weighted-average net gain on sale ratio	4.84%	5.67%

(1) For the year ended December 31, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale revenue related thereto during the year ended December 31, 2004. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on-sale revenue during the year ended December 31, 2004 when we delivered the loans under the pre-funding feature to the securitization trust in January 2004.

(2) For the year ended December 31, 2004, we recorded a $661,000 gain from the sale of mortgage servicing rights related to the mortgage loans collateralizing the fourth quarter 2003 securitization.

Net gain on sale of mortgage loans increased $11.1 million to $27.2 million for the year ended December 31, 2005, from $16.1 million for the comparable period in 2004. During the year ended December 31, 2005, we sold $561.5 million (at a weighted average gross sales price of 3.90%) of mortgage loans on a whole loan servicing-released basis, compared to $169.3 million (at a weighted average gross sales price of 4.56%) for the same period in the prior year. The gain on sale of mortgages recorded for the year ended December 31, 2004 also reflects the impact of our delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization (which was structured to be accounted for as a sale), under a pre-funding feature during the year ended December 31, 2004.

The weighted average net gain on sale ratio for the years ended December 31, 2005 and 2004 was 4.84% and 5.67%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Other Income. Other income increased $13.0 million to $14.7 million for the year ended December 31, 2005, from $1.7 million for the year ended December 31, 2004. The increase in other income primarily relates to a fair value adjustment on our excess cashflow certificates of $14.4 million for the year ended December 31, 2005, as compared to a $1.4 million fair value adjustment for the same period in 2004. The increase in the fair value of our excess cashflow certificates for the year ended December 31, 2005 was primarily driven by lower losses on the underlying loans and the impact of our revised assumptions made during the third quarter of 2005, specifically the lowering of the expected losses (for most of the underlying securitizations) and/or changing of the shape of the loss curve to reflect losses occurring at a later date than originally anticipated.

Non-interest Expense

    Total non-interest expense increased by $24.6 million, or 30.0%, to $106.9 million for the year ended December 31, 2005, from $82.3 million for the comparable period in 2004. The increase primarily is due to an increase in payroll and related costs associated with a 46.9% increase in our mortgage loan production and an 18.2% increase in personnel, coupled with an increase in general and administrative expenses principally due to other production related expenses. Additionally, contributing to the increase in non-interest expense was an increase in the recorded loss on derivative instruments relating to the ineffective portion of our derivatives that is recognized through current earnings during the year ended December 31, 2005 as compared to the year ended December 31, 2004.

    Payroll and Related Costs. Payroll and related costs increased by $11.5 million, or 22.1%, to $63.5 million for the year ended December 31, 2005, from $52.0 million for the comparable period in 2004. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of December 31, 2005, we employed 1,327 full- and part-time employees, an increase of 18.2% over our 1,123 full- and part-time employees as of December 31, 2004. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of a 46.9% increase in loan production during the year ended December 31, 2005 compared to the same period in 2004.

Payroll and related costs include salaries, benefits and payroll taxes for all employees, but excludes the deferrable portion of those costs attributable to production related employees.

General and Administrative Expenses. General and administrative expenses increased $12.3 million, or 40.8%, to $42.5 million for the year ended December 31, 2005, from $30.2 million for the year ended December 31, 2004. The increase was primarily due to an increase in expenses associated with a 46.9% increase in loan production during the year ended December 31, 2005 compared to the same period in 2004 (which includes $4.1 million of higher advertising, promotional and marketing expenses in 2005), and the consequent 18.2% increase in personnel and expenses related to the ongoing expansion of our wholesale and retail divisions. Also contributing to the increase in general and administrative expenses was a $3.2 million increase in legal, accounting and professional fees. The increase in legal, accounting and professional fees primarily relates to incurrence of $2.9 million in SOX expenses associated with our compliance efforts.

General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses and the provision for recourse loans. Our increase in marketing, advertising and promotional expenses in 2005 was due to our increased marketing efforts made during the year, primarily in the form of direct mail and other marketing campaigns.

Loss on Derivative Instruments. The loss on derivative instruments recorded during the year ended December 31, 2005 represents the (1) ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing, and (3) changes in the fair value of the derivative instruments classified as trading securities.

During the year ended December 31, 2005, we recorded a net loss on derivative instruments of $908,000 as compared to a net loss on derivatives of $100,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we recorded a loss of $1.5 million on the ineffective portion of  corridors and interest rate swaps, compared to a $277,000 gain recorded on the ineffective portion of corridors and interest rate swaps during the year ended December 31, 2004. Additionally, at December 31, 2005, we held $1.7 million of corridors classified as trading securities in prepaid and other assets as these corridors were no longer deemed “highly effective”, as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%. During the year ended December 31, 2005, a gain of $545,000 was recorded to earnings on the changes in fair value of the corridors held as trading securities. During the year ended December 31, 2004, none of the corridors held were classified as trading securities.

In addition, during the year ended December 31, 2004, we recorded (1) a $4.5 million loss relating to the interest rate swaps used to hedge approximately $542.3 million of securitization variable-rate debt that were not accounted for as hedge instruments; and (2) a $4.2 million gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004.

Provision for Income Tax Expense (Benefit)

We recorded an income tax expense of $11.5 million for the year ended December 31, 2005 due to the pre-tax income of $29.4 million recorded for the year (utilizing an effective tax rate of approximately 39.0%). We recorded a tax benefit of $5.2 million for the year ended December 31, 2004 on a pre-tax loss of $14.6 million (utilizing an effective tax rate of approximately 36.0%).

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

General

Our net loss for the year ended December 31, 2004 was $9.3 million, or $(0.51) per share basic and diluted, compared to net income of $67.4 million, or $4.05 per share basic and $3.59 per share diluted, for the year ended December 31, 2003. The loss resulted primarily from structuring our 2004 securitizations to be accounted for as secured financings, instead of sales. Consequently, we did not record any gain-on-sale revenue in connection with these securitizations and instead recorded interest income from the securitized loans and interest expense from the pass-through certificates issued in connection with the securitizations over the life of the securitizations. Conversely, we structured our 2003 securitizations to be accounted for as sales under SFAS No. 140, requiring us to record an upfront gain-on-sale equal to the present value of the estimated cash flows we expected to receive over the life of the securitizations. Additionally, the net income for the year ended December 31, 2003 was significantly impacted by a tax benefit of $25.4 million recorded during the year.

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

Net Interest Income

We recorded net interest income before provision for loan losses of $60.3 million during the year ended December 31, 2004, an increase of $51.4 million from the $8.9 million recorded in the same period in 2003. The increase in net interest income primarily reflects the impact of our change from gain-on-sale accounting to portfolio accounting in 2004. Net interest income is comprised of the following:

Interest Income. Interest income increased $85.7 million to $100.1 million for the year ended December 31, 2004, from $14.4 million for the comparable period in 2003. The increase is primarily due to (1) the recording of $75.5 million in interest income on our mortgage loans held for investment - securitized, which totaled $2.2 billion at December 31, 2004; (2) an increase in the amount of mortgage loans we originated and held pending securitization or sale during the year ended December 31, 2004 compared to the same period in 2003; and (3) the increase in pass-through certificate interest recognized at settlement - due to the composition of fixed-rate asset-backed securities issued during the year ended December 31, 2004, compared to adjustable-rate asset-backed securities issued in the same period of 2003.

The following table is a summary of interest income:

	For the Year Ended December 31,
(Dollars in thousands)	2004	2003
Interest income on mortgage loans held for sale, net	$12,801	$10,497
Interest income on mortgage loans held for investment - pre-securitization	5,531	--
Interest income on mortgage loans held for investment - securitized (1)	75,469	--
Interest income on excess cashflow certificates	2,073	2,418
Securitization pass-through interest	4,116	1,330
Miscellaneous interest income	115	141
Total interest income	$100,105	$14,386

(1)	The amount for the year ended December 31, 2004 includes $2.6 million of prepayment penalty fees.

Interest Expense. Interest expense increased by $34.3 million to $39.8 million for the year ended December 31, 2004 from $5.5 million for the comparable period in 2003. The increase was primarily due to the interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the period on our warehouse facilities, compared to the same period in 2003. Additionally, contributing to the increase in interest expense was the slightly higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased on average to 1.50% for the twelve months of 2004, compared to an average of 1.21% for the same period in 2003. Partially offsetting these increases was the elimination of the interest expense paid on the senior notes which we redeemed during the fourth quarter of 2003.

The following table presents the components of interest expense:

	For the Year Ended December 31,
(Dollars in thousands)	2004	2003
Interest expense on warehouse financing	$8,006	$4,390
Interest expense on mortgage loans held for investment financing (1)	31,480	--
Interest expense on other borrowings	296	265
Interest expense on senior notes (2)	--	854
Total interest expense	$39,782	$5,509

(1) The amount for the year ended December 31, 2004 includes $2.0 million of deferred securitization debt issuance expenses and trustee expenses recognized during the period, net of hedge amortization.

(2)	On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004.

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

a)
the cash purchase price we received in connection with selling one or more of the following securities in connection with our securitization(s) structured to be accounted for as sales for a particular period: (i) a NIM note, net of O/C amount and interest rate cap and/or (ii) an interest-only certificate;

	b)	the fair value of the excess cashflow certificates we retained and initially recorded in a securitization structured as a sale for such period;

	c)	the premium received from selling mortgage servicing rights in connection with each securitization structured as a sale; and

	d)	the difference between the selling price and the carrying value of the related mortgage loans sold.

(2)	less the:

	a)	costs associated with the securitization structured as a sale;

	b)	any hedge loss (gain) associated with such securitization accounted for as a sale; and

	c)	any loss associated with loans sold at a discount, together with any deferred origination costs or fees associated with mortgage loans sold.

       The following table is a summary of our net gain on sale of mortgage loans for the years ended December 31, 2004 and 2003:

	For the Year Ended December 31,
(Dollars in thousands)	2004	2003

Net Gain on Sale of Mortgage Loans:
Loans sold (1)	$283,253	$1,537,600

NIM proceeds, net	$4,712	$67,159
Interest-only security proceeds	1,292	12,913
Excess cashflow certificate (owner trust certificate)	--	6,941
Mortgage servicing rights	661	8,910
Hedging	--	438
Gain on whole loan sales	7,716	2,223
Premium recapture reserve	(308)	(86)
Net loan origination fees	2,468	3,425
Securitization transaction costs	(484)	(7,141)
Net gain on sale recorded	$16,057	$94,782

Weighted average net gain on sale ratio	5.67%	6.16%

(1) For the year ended December 31, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale revenue related thereto during the year ended December 31, 2004. Because the fourth quarter 2003 securitization was structured as a sale, we recorded gain-on-sale revenue during the year ended December 31, 2004 when we delivered the loans under the pre-funding feature to the securitization trust in January 2004.

Net gain on sale of mortgage loans decreased $78.7 million to $16.1 million for the year ended December 31, 2004, from $94.8 million for the comparable period in 2003. This decrease was directly related to our structuring the securitizations we issued in 2004 to be accounted for as secured financings. This structure recognizes the related revenue as interest income over the life of the securitization instead of recording virtually all of the income upfront as a gain on sale as our 2003 and prior structures required under SFAS No. 140. During the year ended December 31, 2004, we delivered $113.9 million of mortgage loans through a pre-funding feature in connection with our fourth quarter 2003 securitization (which was structured as a sale) and sold $169.3 million of mortgage loans on a servicing-released basis, compared to $1.5 billion of mortgage loans securitized (all of which in securitizations structured to be accounted for as sales) and $42.4 million of mortgage loans sold on a servicing-released basis during the same period in 2003.

The weighted average net gain on sale ratio for the year ended December 31, 2004 (representing the mortgage loans we delivered under the pre-funding feature of our fourth quarter 2003 securitization and whole loans sales), and for the comparable period in 2003, was 5.67% and 6.16%, respectively. The weighted-average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

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

General and Administrative Expenses. General and administrative expenses increased $6.7 million, or 28.5%, to $30.2 million for the year ended December 31, 2004, from $23.5 million for the year ended December 31, 2003. The increase was primarily due to an increase in non-deferrable expenses associated with a 52.5% year-over-year increase in loan production, the related 23.1% increase in personnel and the ongoing expansion of our wholesale and retail divisions. Additionally contributing to the increase in general and administrative expenses was a $1.2 million increase in marketing, advertising and promotional expenses which totaled $2.0 million for the year ended December 31, 2004, a $1.7 million increase in professional fees and a $568,000 provision related to mortgage loans we are required to repurchase in accordance with our securitization agreements. The increase in professional fees included, among other expenses, $480,000 of accounting and other professional fees incurred related to SOX documentation initiatives undertaken in 2004.

Loss on Derivative Instruments. During the year ended December 31, 2004, we recorded a net loss on derivative instruments of $100,000. The net loss was due to the recording of a $4.5 million loss relating to the interest rate swaps used to hedge approximately $542.3 million of securitization variable-rate debt that were not accounted for as hedge instruments. The loss was primarily offset by (1) a $4.2 million gain related to the fair value changes on our corridors that were not accounted for as hedging instruments prior to May 2004 and (2) a $277,000 gain recorded on the ineffective portion of corridors and interest rate swaps. There were no gains or losses related to derivative instruments for the year ended December 31, 2003.

Provision for Income Tax Expense (Benefit)

We recorded an income tax benefit of $5.2 million for the year ended December 31, 2004 due to the pre-tax loss of $14.6 million recorded for the year based on an effective tax rate of approximately 36.0%, net of adjustments for permanent differences. For the year ended December 31, 2003, we recorded an income tax benefit of approximately $25.4 million. This was comprised of a tax provision on current year’s earnings of approximately $16.9 million and a tax benefit of approximately $42.3 million relating to the reversal of a deferred tax valuation allowance based upon management’s assessment of the positive trend in our profitability and cash flows during the year ended December 31, 2003 together with the retirement of all our long-term unsecured debt.

Quarterly Financial Data

Please see “Item 8 - Financial Statements and Supplementary Data - Condensed Quarterly Financial Data” in our consolidated financial statements for a summary of selected financial data by quarter for the years ended December 31, 2005 and 2004.

Financial Condition

December 31, 2005 compared to December 31, 2004

Cash and cash equivalents. Cash and cash equivalents decreased $514,000, or 9.9%, to $4.7 million at December 31, 2005, from $5.2 million at December 31, 2004. This decrease was primarily related to timing of cash received and disbursed from normal operations.

Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net increased $2.3 billion, or 97.6%, to $4.6 billion at December 31, 2005, from $2.3 billion at December 31, 2004. This account represents our basis in the mortgage loans that were either delivered to the securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations or sale on a whole-loan basis (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net:

	At December 31,
(Dollars in thousands)	2005	2004
Mortgage loans held for investment - securitized	$4,430,775	$2,165,353
Mortgage loans held for investment - pre-securitization	270,372	206,289
Discounts (MSR related)	(26,750)	(14,570)
Net deferred origination fees	(10,735)	(5,800)
Allowance for loan losses	(36,832)	(10,278)
Mortgage loans held for investment, net	$4,626,830	$2,340,994

We maintain an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future (generally an 18 to 24 month period) on our mortgage loans held for investment. At December 31, 2005 and 2004, we established an allowance for loan losses totaling $36.8 million and $10.3 million, respectively, based upon our analysis of the mortgage loans held for investment portfolio, including a $1.7 million reserve for probable loan losses on mortgage loans specifically related to Hurricanes Katrina and Rita. The increase in the allowance for loan losses is primarily driven by the growth and seasoning of our mortgage loans held for investment portfolio. We have not substantively changed any aspect of our overall approach in the determination of the allowance for loan losses under SFAS No. 5, and there have been no material changes in our assumptions or estimates as compared to the prior year that impacted the determination of the allowance for loan losses at December 31, 2005.

The following table sets forth a summary of the activity in the allowance for loan losses for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Allowance for loan losses - beginning of year	$10,278	$--
Provision for loan losses (1)	28,592	10,443
Charge-offs (2)	(2,038)	(165)
Allowance for loan losses - end of year	$36,832	$10,278

(1) The provision for loan losses for the year ended December 31, 2005 includes a $1.7 million specific provision related to probable losses attributable to loans in Hurricanes Katrina and Rita disaster areas.

(2) The charge-offs for the year ended December 31, 2005 includes a $3,000 charge-off against the specific allowance for loan losses attributable to loans in Hurricanes Katrina and Rita disaster areas.

The outstanding balance of the mortgage loans held for investment located in the Hurricanes Katrina and Rita disaster areas designated by FEMA at December 31, 2005 is approximately $29.2 million (of which $1.5 million are pre-securitization loans), or 0.6% of the outstanding loans held for investment balance at that date. Our specific allowance for loan losses at December 31, 2005 is based upon our probable loss exposure attributable to 35 properties securing a total unpaid principal balance of $3.9 million in the affected areas. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas.

Trustee Receivable. Trustee receivable increased $23.3 million, or 70.6%, to $56.2 million at December 31, 2005 from $32.9 million at December 31, 2004. Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of December 31, 2005 and 2004 totaled $50.7 million and $30.2 million, respectively, relating to the securitizations accounted for as secured financings. The trustee is expected to remit these amounts on the following month’s scheduled remittance date, at which time they mainly will be used to pay down principal on the related financing on mortgage loans held for investment, net. Additionally, comprising the balance in trustee receivable is the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us one month after collection (i.e., interest collected by the third-party servicer after our December 2005 remittance cut-off date will be remitted to us in January 2006).

Accrued Interest Receivable. Accrued interest receivable increased $14.7 million, or 119.5%, to $27.0 million at December 31, 2005, from $12.3 million at December 31, 2004. The increase is due to the 104.6% increase in mortgage loans held for investment - securitized from December 31, 2004, and a 31.1% increase in mortgage loans held for investment - pre-securitization during the same period.

Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Balance, beginning of year	$14,933	$19,853
Accretion	1,593	2,073
Cash receipts	(23,146)	(8,359)
Net change in fair value	14,409	1,366
Balance, end of year	$7,789	$14,933

Since we began structuring our securitizations in 2004 to be accounted for as secured financings, we no longer record excess cashflow certificates (but rather the underlying mortgage loans) on newly issued securitizations on the consolidated balance sheet. We did not sell any excess cashflow certificates during the years ended December 31, 2005 and 2004.

The decrease in the fair value of our excess cashflow certificates for the year ended December 31, 2005, as compared to the same period in 2004, is primarily due to the timing of cash receipts and losses on the underlying loans, coupled with the change in the amount of remaining residual cash flows. Actual losses for the year ended December 31, 2005 were lower than the anticipated losses, resulting in the receipt of cash earlier than expected. In addition, we revised several of the assumptions used to determine the fair value of the excess cashflow certificates during the third quarter of 2005. The most notable of the changed assumptions was the decrease in the amount of expected losses over the remaining term of several of the certificates and the shape of the loss curve due to better-than-expected performance of the mortgage loans that underlie the excess cashflow certificates. As a result of the lower losses and the increased cash flow, the return was higher on the excess cashflow certificates during the year ended December 31, 2005.

Equipment, Net. Equipment, net, increased $2.4 million, or 55.6%, to $6.7 million at December 31, 2005, from $4.3 million at December 31, 2004. This increase is primarily due to increased purchases of computer equipment and office furnishings during the year ended December 31, 2005, which reflects the 18.2% increase in employees compared to December 31, 2004 and the effect of our office expansions. The bulk of the equipment purchased during 2005 will be amortized to expense over a 3 to 5 year period from the date acquired.

Accounts Receivable. Accounts receivable increased $1.4 million, or 37.2%, to $5.1 million at December 31, 2005, from $3.7 million at December 31, 2004. This increase primarily is due to an increase in amounts due from the third-party servicer. The increase in servicer receivables relates to the increase in our mortgage loans held for investment - pre-securitization portfolio during the year ended December 31, 2005. The servicer receivables generally are comprised of the principal and interest payments collected by our loan servicing provider during the month and remitted to us one month after collection (i.e., principal and interest collected by the third-party servicer during December 2005 will be remitted to us in January 2006).

Prepaid and Other Assets. Prepaid and other assets increased $4.4 million, or 16.8%, to $30.5 million at December 31, 2005, from $26.1 million at December 31, 2004. The increase is primarily due to (1) $4.0 million increase in deferred securitization debt issuance costs that are recognized over the estimated life of the securitization debt as a yield adjustment to interest expense, (2) a $3.9 million increase in REO due to the expected seasoning of the loan portfolio, and (3) $825,000 increase in prepaid insurance and computer related items. These increases were offset partially by a $4.3 million decrease in the fair value of our derivatives used to hedge our securitization debt.

At December 31, 2005 and 2004, we held $4.4 million and $578,000, respectively, of REO properties, which we carry at the lower of cost or fair value, less estimated selling costs.  A provision of $213,000 was made during the year ended December 31, 2005 for decreases in the fair value of the REO properties. We recorded no such provision during the year ended December 31, 2004.

Deferred Tax Asset. The deferred tax asset increased by $4.6 million, or 9.0%, to $54.9 million at December 31, 2005, from $50.3 million at December 31, 2004. The increase is primarily due to timing differences in GAAP income and taxable income recognition. The differences in income between GAAP income and taxable income primarily relates to the loan loss provision and actual charge-offs, deferred origination fees, and realized gains and losses on derivatives (interest rate swaps) associated with hedging the securitization debt issuance (financing costs). The increase was partially offset by decreases in the differences related to gain-on-sale accounting versus REMIC tax accounting for securitizations entered into prior to 2004, the differences related to our 2004 securitizations, which were accounted for as secured financings, and which for tax purposes were accounted for as REMIC transactions and are treated as sales, and a $3.0 million decrease in deferred taxes related to the fair value of the hedge instruments within accumulated other comprehensive income.

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

Bank Payable. Bank payable increased $811,000, or 73.1%, to $1.9 million at December 31, 2005, from $1.1 million at December 31, 2004. Bank payable represents the amount of checks written against our operating account which are subsequently covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

       Warehouse Financing. Our warehouse financing increased $87.1 million, or 64.3%, to $222.8 million at December 31, 2005, from $135.7 million at December 31, 2004. The increase was primarily due to a $64.1 million increase in the amount of mortgage loans held for investment - pre-securitization. Additionally impacting the amount of outstanding borrowings under our warehouse credit facilities was the decrease in the amount of self-funded loans from December 31, 2004 to December 31, 2005.  At December 31, 2005, we self-funded $47.5 million of these mortgage loans, as compared to $70.6 million at December 31, 2004.

      Financing on Mortgage Loans Held for Investment, Net. Our financing on mortgage loans held for investment, net increased $2.2 billion, or 98.4%, to $4.4 billion at December 31, 2005, from $2.2 billion at December 31, 2004. This increase in the issuance of asset-backed securities corresponds to the increase in loans held for investment - securitized during the year ended December 31, 2005. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment - securitized.

Other Borrowings. Other borrowings increased $1.5 million, or 43.7%, to $4.8 million at December 31, 2005, from $3.3 million at December 31, 2004. The increase was due to an increase in the amount of financed equipment during the year ended December 31, 2005 due to the increase in personnel and mortgage origination offices we experienced during 2005.

        The following table summarizes certain information regarding other borrowings at December 31, 2005 and 2004:

(Dollars in thousands)	Range of Interest Rates	Balance at December 31,	Range of Expiration Dates

Equipment financing - 2005	3.29% to 12.45%	$ 4,785	January 2006 to December 2008

Equipment financing - 2004	3.29% to 12.45%	$ 3,330	October 2005 to December 2007

         Accrued Interest Payable. Accrued interest payable increased $8.8 million to $13.1 million at December 31, 2005, from $4.3 million at December 31, 2004. The increase was primarily related to the increase in the number of outstanding securitizations year over year (eight at December 31, 2005 as compared to four at December 31, 2004). The financing on mortgage loans held for investment, net increased $2.2 billion, or 98.4%, from the December 31, 2004 balance.  The amount of accrued interest payable also increased due to an increase in the weighted average cost on mortgage loans held for investment financing to 4.92% at December 31, 2005 from 4.11% at December 31, 2004.

       Accrued interest payable related to warehouse borrowings represented $279,000 and $101,000 of the balance at December 31, 2005 and 2004, respectively. The increase is due to a 64.3% increase in warehouse financing coupled with a 199 basis point increase in the index utilized to calculate the interest expense related to those borrowings.

Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $10.2 million, or 44.4%, to $33.2 million at December 31, 2005, from $23.0 million at December 31, 2004. The increase was primarily due to (1) a $10.1 million increase in accrued servicer payables related primarily to our accounting for loan securitizations as secured financings beginning in 2004, (2) a $571,000 increase in payroll accruals for payroll related items (i.e., salary and commissions) due to a combination of the 18.2% increase in personnel and timing of commission payments, (3) a $1.1 million increase in accrued professional fees, primarily related to SOX initiatives, and (4) a $1.0 million increase in accrued loan origination expenses. These increases were partially offset by a $2.4 million decrease in current taxes payable during the same period.

Stockholders’ Equity. Stockholders’ equity increased $19.6 million, or 22.5%, to $106.8 million at December 31, 2005 from $87.2 million at December 31, 2004. This increase is primarily due to (1) the recording of $18.0 million in net income for the year ended December 31, 2005, (2) a $4.7 million, net of tax, increase in the cumulative other comprehensive income related to the net unrealized gains from derivatives, and (3) the $940,000 of proceeds (and tax benefits) we received from the exercise of 175,900 stock options from authorized but unissued shares during the same period, offset by the payment of $3.1 million in common stock dividends and the accrual of $1.0 million in common stock dividends that were declared on December 16, 2005 and paid on January 5, 2006.

Additionally decreasing stockholders’ equity was the November 9, 2005 contribution of 157,275 shares, or $1.2 million, of our common stock to the 2005 Stock Incentive Plan (“SIP”). The contributed shares were then granted on that same date, with a grant price equal to the closing price of our stock on that date, to certain of our employees. The contribution represents deferred compensation which is initially recorded as a component of stockholders’ equity. The shares allocated for the grant were from authorized shares and are deemed to be outstanding shares for earnings per share ("EPS") purposes.

Contractual Obligations

        The following table summarizes our material contractual obligations as of December 31, 2005:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backed securities (1)	$4,436,938	$1,659,669	$1,725,443	$586,230	$465,596
Operating leases	$21,365	$6,315	$10,463	$4,492	$95
Equipment financing	$4,785	$384	$4,401	$--	$--

(1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates, but no locked-in interest rate. We quote interest rates to customers, which are generally subject to change. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under SFAS No. 133.  Accordingly, they are not recorded in the consolidated financial statements. At December 31, 2005 and 2004, we had outstanding origination commitments to fund approximately $104.8 million and $92.2 million, respectively, in mortgage loans.

Off-Balance Sheet Trusts

Substantially our entire off-balance sheet arrangements relate to securitizations structured to be accounted for as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e., the excess cashflow certificates), there is $843.2 million and $1.4 billion in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of December 31, 2005 and 2004, respectively. These trusts have issued pass-through certificates secured by these mortgage loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.  See "Part I - Item 1. - Business - Securitizations - Securitizations Structured as a Sale - Off-Balance Sheet Arrangements."

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses and planned dividend payments. We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We generate working capital primarily from the cash proceeds we receive from our quarterly securitizations.

Currently, our primary sources of cash include:

•	the proceeds we receive from selling or financing asset-backed securities (including NIMs) with our securitizations;

•	the proceeds from the sale of MSRs to a third-party mortgage servicer;

•	the premiums we receive from selling whole loans on a servicing released basis;

•	origination fees collected on newly closed loans;

•	the cash flow from caps;

•	cash flows from excess cashflow certificates we retained in connection with our securitizations prior to 2004; and

•	principal and interest payments we receive on our loans held for investment.

Currently, our primary uses of cash include the funding of:

•	mortgage loans held for investment - pre-securitization which are not financed;

•	interest expense on warehouse lines of credit, financing of mortgage loans held for investment, and other financings;

•	transaction costs, derivative costs and credit enhancement (O/C) in connection with our securitization program;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•	tax payments, including those on excess inclusion income generated from our excess cashflow certificates;

•	common stock dividends; and

•	scheduled principal pay-downs on financing of mortgage loans held for investment and other financings.

Historically, we have financed our operations utilizing various secured credit financing facilities, issuance of asset-backed securities, issuance of corporate debt, issuances of equity, and the sale (or financing) of interest-only certificates and/or NIM notes and mortgage servicing rights sold in conjunction with each of our securitizations to support our originations, securitizations, and general operating expenses.

Currently, our primary sources of liquidity, subject to market conditions, continue to be:

•	warehouse financing and other secured financing facilities;

•	financing related to the securitization of mortgage loans depending upon the securitization structure;

•	sales of whole loans and MSRs;

•	cash flows from our mortgage loans held for investment;

•	origination fees, interest income and other cash revenues; and

•	cash flows from retained excess cashflow certificates.

We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $762,000 and $1.2 million at December 31, 2005 and 2004, respectively. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $310,000 and $837,000 at December 31, 2005 and 2004.

        Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in “Part I, Item 1 - Forward Looking Statements and Risk Factors” and “Part I, Item 1A - Risk Factors”), we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least the next twelve months, however, there can be no assurance that we will be successful in this regard.

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

Warehouse Lines of Credit

To originate and accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit. Throughout each quarter as we amass loans for inclusion in each quarter’s securitization, a significant portion of our total warehouse financing lines will be utilized to fund loans. We had the following financing facilities in place at December 31, 2005 and 2004:

(Dollars in thousands)	Facility		At December 31,
Warehouse Line of Credit	Amount	Interest Rate	2005	2004	Expiration Date
RBS Greenwich Capital	$ 350,000	Margin over LIBOR	$ 77,931	$ 135,653	October 2006
Citigroup	350,000	Margin over LIBOR	144,912	--	April 2006
Bank of America (1)	350,000	Margin over LIBOR	--	--	August 2006
Freidman, Billings, Ramsey	200,000	Margin over LIBOR	--	--	April 2006
Total	$ 1,250,000		$ 222,843	$ 135,653

(1) In September 2005, we obtained a new warehouse financing facility with Bank of America, N.A.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of December 31, 2005.

In September 2005, we entered into a $350.0 million warehouse facility with Bank of America, N.A. This facility provides the ability to borrow against first and second lien loans and wet collateral. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in August 2006. As of December 31, 2005, we had no balance outstanding under the facility.

Securitization Financing

Beginning in March 2004, we have financed, and expect to continue to finance, our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset-backed securities provides us a low-cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our mortgage loans by securitizing them. Our ability to issue asset-backed securities depends on the overall performance of our mortgage loans, as well as the continued general demand for securities backed by non-conforming mortgages and home equity loans.

We are generally not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can expect repayment only from the cash flows from mortgage loans specifically collateralizing the debt.

We rely on our securitizations as an important capital resource and source of liquidity. Our current business strategy depends upon our ability to complete additional loan securitizations in the future. If we are unable to securitize our mortgage loans held for investment - pre-securitization, our net income could decline for the time period that those loans remain in our portfolio, depending upon market conditions present at that time. No assurance can be given that we will be able to complete loan securitizations in the future on favorable terms, or at all.

Market Risk

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations.

We use several tools and risk management strategies to monitor and address interest rate risk. Such tools allow us to monitor and evaluate our exposure to these and to manage the risk profile to our loan portfolio in response to changes in the market risk. We cannot assure you, however, that we will adequately offset all risks associated with our mortgage loan portfolio.

Interest Rate Risk. Our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. During 2005, the yield curve flattened significantly from the prior year primarily caused by short-term interest rates increasing at a greater pace than long-term interest rates. This interest rate environment had an adverse impact on our net interest income as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or re-pricing greater than one year, generally price off long-term rates.

Interest rates affect our ability to earn a spread between interest received on our mortgage loans and the cost of our borrowings, including the cost of corridors, if any, that are tied to various interest rate swap maturities, LIBOR, and other interest rate spread products, such as mortgage, auto and credit card backed receivable certificates. Our profitability is likely to be negatively impacted during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could impact our ability to originate mortgage loans. A significant decline in interest rates could increase the level of loan prepayments, thereby decreasing the size of the loan servicing portfolio underlying our securitizations. To the extent excess cashflow certificates have been capitalized on our financial statements, higher than anticipated rates of loan prepayments or losses could require us to write down the value of these excess cashflow certificates, adversely impacting our earnings. In an effort to mitigate the effect of interest rate risk, we periodically review our various mortgage products and identify and modify those that have proven historically more susceptible to prepayments. However, there can be no assurance that these modifications to our product line will mitigate effectively any interest rate risk in the future.

       Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can harm us by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, which decreases the value of the excess cashflow certificates we receive in connection with a securitization.

       Fluctuating interest rates may affect the net interest income we earn, based upon the difference between the yield we receive on loans held pending sales and the interest paid by us for funds borrowed under our warehouse facilities. In the past, from time to time, we have undertaken certain measures to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. A change in interest rates would reduce the spread between the average coupon rate on fixed rate loans and the weighted average pass-through rate paid to investors on the asset-backed securities issued in connection with a securitization. Although the average loan coupon rate is fixed at the time the mortgage loan is originated, the pass-through rate to investors in a securitization is not fixed until the pricing of the securitization, which occurs just prior to our sale of the mortgage loans to the securitization trust. Therefore, if the market rates required by investors increase prior to securitization of the mortgage loans, the spread between the average coupon rate on the mortgage loans and the pass-through rate to investors may be reduced or eliminated, which would reduce or eliminate our net interest income from our on-balance sheet mortgage loan portfolio.

       Fluctuating interest rates also may affect the excess cash flows we receive from our excess cashflow certificates. Most of our asset-backed securities are priced based on one-month LIBOR, but the collateral that backs these securities is comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates - that is, fixed for the initial two or three years of the mortgage loan, and adjusting afterwards every six months thereafter. As a result, the cash flows that we receive from our excess cashflow certificates are dependent upon the interest rate environment. This is because “basis risk” exists between the assets and liabilities of the securitization trusts that we create. For example, in each of the securitizations that we issued in 2002, 2003, and the first quarter of 2004, the interest cost of the asset-backed securities sold to investors bears interest at a floating rate.  As a result, each month the interest rate received by the certificate holders will adjust upwards or downwards as interest rates change.  Therefore, as interest rates rise, the value of our excess cashflow certificates will fall, and as interest rates fall, the value of our excess cashflow certificates will rise. The loss in value of our excess cashflow certificates as a result of rising interest rates will reduce our cash flow and harm our profitability.

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

Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 2005, borrowings under all of our financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage loans we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed-rate; the remainder contain features where rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our mortgage loan products is the “2/28” loan. This 30 year loan has its interest rate fixed for the first two years of the loan’s life and then adjusts every six months thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, the earnings potential is significantly affected, as the asset rate resets would lag behind the borrowing rate resets.

Current Interest Rate Environment. Net interest income after provision for loan loss represents 69.3% and 73.7% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the years ended December 31, 2005 and 2004, respectively. Accordingly, the interest rate environment has a substantial impact on our earnings. Our balance sheet is currently liability sensitive. A company with a liability sensitive balance sheet generally experiences reduced net interest income in a rising or increasing rate environment, while earnings are enhanced in a sustained decreasing rate cycle. The impact of rising short-term interest rates and a flattening of the yield curve has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted.

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

As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their effect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we project our net interest income for the next twelve months and thirty-six months using current period end data along using a forward LIBOR curve and the prepayment speed assumptions used to estimate the fair value of our excess cashflow certificates.

We refer to the one-year and the three-year projections of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at December 31, 2005:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One Year Projection:

Net interest income (1)(2)	$91,707	$89,247	$85,310	$92,543	$99,851
Percentage change from base		(2.68)%	(6.97)%	0.91%	8.88%

Three Year Projection:

Net interest income (1)(2)	$168,499	$161,574	$153,483	$173,449	$185,666
Percentage change from base		(4.11)%	(8.91)%	2.94%	10.19%

(1)Net interest income from assets (income from mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

(2)Assumes warehouse interest expense through March 31, 2006.

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

We have developed a business continuity plan which prepares us for events that could damage our physical facilities, cause delays or disruptions to our operational functions, including telecommunications networks, or impair our clients, vendors, and broker partners. We have a standby datacenter facility in our Ohio office that receives real time data streams of mission critical data from our main datacenter in New York. This standby datacenter facility also replicates the network security infrastructure and houses replications of the mission critical applications used by our personnel.

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

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted average strike rates for corridors that we held as of December 31, 2005:

(Dollars in thousands, except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years and Thereafter
Caps bought - notional	$2,459,969	$1,629,194	$557,501	$124,651	$37,086	$111,537
Weighted average strike price	$5.98	$5.22	$6.86	$7.56	$7.47	$7.43

Caps sold - notional	$2,459,969	$1,629,194	$557,501	$124,651	$37,086	$111,537
Weighted average strike price	$8.51	$8.09	$9.07	$9.34	$9.27	$9.29

The notional amount of the caps bought and caps sold totaled $1.9 billion each at December 31, 2004. We did not hold corridors at December 31, 2003.

Inflation

Inflation affects us most significantly in the areas of mortgage loan originations and profit margins.  Interest rates normally increase during periods of rising inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation).  Historically, as interest rates increase, mortgage loan production decreases, particularly from loan refinancing.  Generally, in such periods of reduced mortgage loan production the associated profit margins also decline due to increased competition among loan originators and due to higher unit costs, thus further reducing our earnings. (See “—Interest Rate Risk” above).

Impact of New Accounting Standards

For discussion regarding the impact of new accounting standards, refer to Note No. 2 of the Notes to the Consolidated Financial Statements. (See “Item 8. - Financial Statements and Supplementary Data”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We originate mortgage loans and then securitize the mortgage loans or sell them through whole-loan sales. As a result, our primary market risk is interest rate risk. (See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk”). In turn, interest rates are highly sensitive to many factors, including:

•	Governmental monetary and tax policies;

•	Domestic and international economic and political considerations; and

•	Other factors that are also beyond our control.

Changes in the general interest rate levels between the time we originate mortgage loans and the time when we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income revenue by affecting the “excess spread” between the interest rate on the mortgage loans and the interest paid on the pass-through certificates issued by the securitization trusts. If interest rates rise between the time we originate the mortgage loans and the time we securitize or sell mortgage loans, the excess spread generally narrows, resulting in a loss in value of the mortgage loans and lower net interest income for us on mortgage loans we securitize and a lower net gain on sale for us on whole-loan sales. Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life in the case of securitizations and an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans arises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in our having a higher cost of funds. This decreases both the fair value of the mortgage loans, and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the mortgage loans prior to their securitization or whole-loan sale. As a result, we may experience lower spreads on securitized loans and a lower gain on whole-loan sales.

The following table demonstrates the sensitivity, at December 31, 2005, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate the fair value:

(Dollars in thousands)	Fair Value of Excess Cashflow Certificates	Decrease (Increase) To Earnings (pre-tax basis)

Fair value as of December 31, 2005	$7,789

10% increase in prepayment speed	8,178	$(389)
20% increase in prepayment speed	8,618	(829)

10% increase in credit losses	6,854	935
20% increase in credit losses	6,308	1,481

10% increase in discount rates	7,712	77
20% increase in discount rates	7,642	147

10% increase in one and six month LIBOR	6,925	864
20% increase in one and six month LIBOR	6,748	1,041

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

To reduce our financial exposure to changes in interest rates, we have and may continue to hedge our mortgage loans held for investment - pre-securitization (or held for sale in the past) through hedging products that are correlated to the asset-backed securities issued in connection with the securitization of our mortgage loans (e.g., interest rate swaps). (See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Summary of Critical Accounting Policies - Accounting for Hedging Activities” above). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment and/or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “Item 6. - Selected Financial Data - Interest Rate Risk,” “Part I., Item 1. - Forward Looking Statements and Risk Factors” and “Part I. Item 1A - Risk Factors”).

Item 8. Financial Statements and Supplementary Data.

Reports of Management

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent our financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, KPMG LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm and internal auditors have free access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, management has concluded that, our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Delta Financial Corporation:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Delta Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
March 15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Delta Financial Corporation:

We have audited the accompanying consolidated balance sheets of Delta Financial Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 15, 2006

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	At December 31,
	2005	2004

Assets:
Cash and cash equivalents	$4,673	$5,187

Mortgage loans held for investment, net of discounts and deferred origination fees	4,663,662	2,351,272
Less: Allowance for loan losses	(36,832)	(10,278)
Mortgage loans held for investment, net	4,626,830	2,340,994

Trustee receivable	56,164	32,915
Accrued interest receivable	26,952	12,280
Excess cashflow certificates	7,789	14,933
Equipment, net	6,688	4,298
Accounts receivable	5,123	3,735
Prepaid and other assets	30,508	26,125
Deferred tax asset	54,875	50,326
Total assets	$4,819,602	$2,490,793

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,921	$1,110
Warehouse financing	222,843	135,653
Financing on mortgage loans held for investment, net	4,436,938	2,236,215
Other borrowings	4,785	3,330
Accrued interest payable	13,091	4,282
Accounts payable and other liabilities	33,242	23,023
Total liabilities	4,712,820	2,403,613

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 20,736,362 and 20,403,187 shares issued and 20,462,287 and 20,286,387 shares outstanding at December 31, 2005 and 2004, respectively	207	204
Additional paid-in capital	121,561	119,451
Accumulated deficit	(15,077)	(28,950)
Accumulated other comprehensive income (loss)	2,536	(2,207)
Unearned common stock held by stock incentive plan	(1,127)	--
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	106,782	87,180
Total liabilities and stockholders’ equity	$4,819,602	$2,490,793

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2005	2004	2003

Interest income	$290,829	$100,105	$14,386
Interest expense	167,792	39,782	5,509
Net interest income	123,037	60,323	8,877
Provision for loan losses	28,592	10,443	--
Net interest income after provision for loan losses	94,445	49,880	8,877

Non-interest income:
Net gain on sale of mortgage loans	27,193	16,057	94,782
Other income	14,674	1,722	1,000
Total non-interest income	41,867	17,779	95,782

Non-interest expense:
Payroll and related costs	63,524	52,005	39,147
General and administrative	42,467	30,152	23,460
Loss on derivative instruments	908	100	--
Total non-interest expense	106,899	82,257	62,607

Income (loss) before income tax expense (benefit)	29,413	(14,598)	42,052
Provision for income tax expense (benefit)	11,458	(5,249)	(25,354)
Net income (loss)	$17,955	$(9,349)	$67,406

Comprehensive Income (Loss):
Other comprehensive income (loss)	4,743	(2,207)	--
Comprehensive income (loss)	$22,698	$(11,556)	$67,406

Per Share Data:
Basic - weighted average number of shares outstanding	20,349,515	18,375,864	16,308,561
Diluted - weighted average number of shares outstanding	21,283,220	18,375,864	18,407,249

Net income (loss) applicable to common shares	$17,955	$(9,349)	$66,015

Basic earnings per share - net income (loss)	$0.88	$(0.51)	$4.05
Diluted earnings per share - net income (loss)	$0.84	$(0.51)	$3.59

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Common Stock Held by Stock Incentive Plan	Treasury Stock	Total

Balance at December 31, 2002	$13,916	$160	$99,482	$(82,743)	$--	$--	$(1,318)	$29,497
Stock options exercised, inclusive of tax benefit	--	1	431	--	--	--	--	432
Warrants exercised	--	9	--	--	--	--	--	9
Dividends paid on preferred stock	--	--	--	(1,391)	--	--	--	(1,391)
Net income	--	--	--	67,406	--	--	--	67,406
Balance at December 31, 2003	$13,916	$170	$99,913	$(16,728)	$--	$--	$(1,318)	$95,953
Stock options exercised, inclusive of tax benefit	--	3	828	--	--	--	--	831
Redemption of preferred stock	(13,916)	--	--	--	--	--	--	(13,916)
Shares issued in secondary offering	--	31	18,710	--	--	--	--	18,741
Dividends paid on common stock	--	--	--	(1,860)	--	--	--	(1,860)
Dividend declared and payable	--	--	--	(1,013)	--	--	--	(1,013)
Net unrealized losses from derivatives, net of tax	--	--	--	--	(2,207)	--	--	(2,207)
Net loss	--	--	--	(9,349)	--	--	--	(9,349)
Balance at December 31, 2004	$--	$204	$119,451	$(28,950)	$(2,207)	$--	$(1,318)	$87,180
Stock options exercised, inclusive of tax benefit	--	2	938	--	--	--	--	940
Allocation of common stock to stock incentive plan	--	1	1,172	--	--	(1,173)	--	--
Amortization of stock awards	--	--	--	--	--	46	--	46
Dividends paid on common stock	--	--	--	(3,052)	--	--	--	(3,052)
Dividend declared and payable	--	--	--	(1,030)	--	--	--	(1,030)
Net unrealized gains from derivatives, net of tax	--	--	--	--	4,743	--	--	4,743
Net income	--	--	--	17,955	--	--	--	17,955
Balance at December 31, 2005	$--	$207	$121,561	$(15,077)	$2,536	$(1,127)	$(1,318)	$106,782

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$17,955	$(9,349)	$67,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	28,592	10,443	--
(Recovery)/provision for recourse loans	(380)	(50)	88
Depreciation and amortization	2,381	1,940	1,634
Deferred tax benefit	(7,581)	(17,731)	(25,584)
Deferred origination (income) costs	(10,666)	(3,113)	751
Gain on change in fair value of excess cashflow certificates	(14,409)	(1,366)	(220)
Gain on sale of mortgage servicing rights	(157)	--	--
Amortization of bond securitizations deferred cost and premiums	(4,340)	(1,838)	--
Cash flows received from excess cashflow certificates, net of accretion	21,553	6,286	(5,288)
Proceeds on sale of excess cashflow certificates	--	--	10,220
Proceeds from sale of mortgage servicing rights, net	22,449	16,920	--
Stock incentive plan expense	46	--	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,388)	(842)	(1,135)
Decrease (increase) in mortgage loans held for sale, net	--	190,524	(157,330)
Increase in trustee receivable	(23,249)	(32,915)	--
Increase in accrued interest receivable	(14,691)	(12,676)	(188)
Increase in prepaid and other assets	(5,535)	(22,222)	(2,908)
Increase (decrease) in accrued interest payable	8,809	4,220	(402)
Increase (decrease) in accounts payable and other liabilities	10,539	10,564	(3,610)
Net cash provided by (used in) operating activities	29,928	138,795	(116,566)

Cash flows from investing activities:
Increase in mortgage loans held for investment, net	(2,315,943)	(2,362,894)	--
Purchase of equipment	(4,771)	(3,091)	(2,228)
Net cash used in investing activities	(2,320,714)	(2,365,985)	(2,228)

Cash flows from financing activities:
Proceeds from (repayment of) warehouse financing, net	87,190	(9,173)	131,069
Proceeds from financing on mortgage loans held for investment, net	2,203,942	2,233,392	--
Proceeds from (repayment of) other borrowings, net	1,455	968	(233)
Increase (decrease) in bank payable	811	(1,182)	923
Redemption of preferred stock	--	(13,916)	--
Redemption of senior notes	--	--	(10,844)
Cash dividends paid on preferred stock	--	--	(1,391)
Cash dividends paid on common stock	(4,066)	(1,860)	--
Proceeds from common stock issued in secondary offering, net	--	18,741	--
Proceeds from exercise of warrants	--	--	9
Proceeds from exercise of stock options, net	940	831	432
Net cash provided by financing activities	2,290,272	2,227,801	119,965

Net (decrease) increase in cash and cash equivalents	(514)	611	1,171

Cash and cash equivalents at beginning of year	5,187	4,576	3,405

Cash and cash equivalents at end of year	$4,673	$5,187	$4,576

(Dollars in thousands)	For the Year Ended December 31,
	2005	2004	2003
Supplemental information:
Cash paid during the year for:

Interest	$153,608	$33,869	$5,911
Income taxes	$21,975	$6,424	$1,018

Non cash transactions:

Transfer of mortgage loans held for investment to REO, net	$5,970	$578	$--
Dividends payable	$1,030	$1,013	$--

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003

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

We are a national specialty consumer finance company that originates, securitizes and sells (and, prior to May 2001, serviced) non-conforming mortgage loans. We originate mortgage loans through two distribution channels, wholesale (directly from independent third-party mortgage brokers) and retail (directly from borrowers). We typically securitize the majority of the mortgage loans we originate. Securitization involves the public offering by a securitization trust of pass-through securities backed by a pool of mortgage loans, known as asset-backed securities. To a lesser extent, we also sell mortgage loans on a whole loan basis to banks, consumer finance-related companies and institutional investors on a servicing-released basis.

(b) Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include our accounts and those of our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

        For cash flow reporting purposes, cash and cash equivalents includes cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $6,000 and $215,000 of interest-bearing deposits with select financial institutions at December 31, 2005 and 2004, respectively.

Additionally, cash and cash equivalents as of December 31, 2005 and 2004, included restricted cash held for various reserve accounts totaling $29,000 and $461,000, respectively.

(b) Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net represent fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years that are securitized through transactions structured and accounted for as secured financings (mortgage loans held for investment - securitized) or held pending securitization or whole-loan sale (mortgage loans held for investment - pre-securitization). Mortgage loans held for investment are secured by residential properties and stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, net of discounts and net of deferred origination fees or costs.

Discounts related to mortgage loans held for investment are recorded from the creation of mortgage servicing assets. The allocated cost basis of mortgage servicing rights (“MSRs”) is recorded as an asset with an offsetting reduction (i.e., discount) in the cost basis of the mortgage loans. Under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” the discount is measured using the relative fair values of the mortgage loans and MSRs to allocate the carrying value between the two assets. The MSRs are generally sold to a third-party servicer. The resulting discount is accreted to interest income on a level-yield basis over the estimated life of the related loans, on a pool by pool basis, using the interest method calculation.

Additionally, in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” the net deferred origination fees or costs associated with our mortgage loans held for investment are amortized to income on a level yield basis over the estimated life of the related loans, on a homogeneous pool basis, using the interest method calculation.

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

        During the year ended December 31, 2005, we recorded in interest income $324,000 of income related to a cumulative adjustment for the effects of an immaterial correction in recognition of net deferred fees in accordance with SFAS No. 91 that related to the year ended December 31, 2004. This was the result of a revision in 2005 to our methodology to separate respective securitization loan pools into homogeneous pools based upon product type - each of which contains a large number of similar loans for which prepayments are probable and the timing and amount of prepayments are reasonably predictable.

        The secured financing related to the mortgage loans held for investment - securitized is included in our consolidated balance sheet as financing on mortgage loans held for investment. Once the mortgage loans are securitized, we earn the net pass-through rate of interest and pay interest on our financing on mortgage loans held for investment.

We typically hold our mortgage loans held for investment - pre-securitization for no more than 120 days, and for 60 days on average, before they are securitized, and from time-to-time sold on a whole-loan basis, in the secondary market. During the period in which the loans were held pending securitization or whole-loan sale, we earned the coupon rate of interest paid by the borrower and paid interest to the lenders that provide our warehouse financing, to the extent that we utilized such financing. We also paid a sub-servicing fee to a third party during the period the loans were held pending securitization or sale. Any gains or losses on sales of mortgage loans were recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

(c) Allowance and Provision for Loan Losses

In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statement No. 5 and 15,” we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that probable losses on these loans are borne by us. Provision amounts are charged as a current period expense to operations. We charge-off uncollectible loans at the time they are deemed not probable of being collected. In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance. We stratify the loans held for investment into separately identified loan pools corresponding to each securitization trust.  In accordance with SFAS No. 5, "Accounting for Contingencies," we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to calculate or estimate the allowance for loan losses.  The results of that analysis are then applied to the current long-term mortgage portfolio and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio.  Losses incurred are written-off against the allowance.

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

In accordance with SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Due to the significant effects of Hurricanes Katrina and Rita on a portion of our mortgage loans held for investment portfolio, management identified certain loans located in Federal Emergency Management Agency (“FEMA”) declared disaster areas as meeting the criteria under SFAS No. 114, thereby, requiring a separate loan impairment review. Based upon the analysis performed, we identified certain mortgage loans in which the borrowers' abilities to repay the loan in accordance with their contractual terms was impaired.  We assessed the extent of damage to the underlying collateral and  the extent to which damaged collateral is not covered by insurance in determining the amount of specific reserves needed. We established a specific reserve of $1.7 million for these affected loans based upon estimates of loss exposure. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the mortgage loans in the affected areas.

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

(d) Trustee Receivable

Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. Each month the third-party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments generally received through a mid-month cut-off date. Unscheduled principal and interest payments and prepaid principal loan payments received after the cut-off date for the current month are recorded by us as a trustee receivable on the consolidated balance sheet. The trustee or third party loan servicer retains these unscheduled principal and interest payments until the following month’s scheduled remittance date, at which time they principally will be used to pay down financing on mortgage loans held for investment, net.

(e) Excess Cashflow Certificates

Prior to 2004, we structured our securitization transactions to be accounted for as sales. In these transactions the excess cash flow certificates represent one or all of the following assets: (1) residual interest (“BIO”) certificates; (2) P certificates (prepayment penalty fees); (3) payments from our interest rate cap providers; and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates are classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their then allocated fair value. The amount recorded for the excess cashflow certificates is reduced for cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value in accordance with SFAS No. 140. Any changes in fair value are recorded as a component of either “other income” or “other expense” in our consolidated statement of operations.

We are not aware of any active market for the sale of our excess cashflow certificates. Accordingly, our estimate of fair value is subjective. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal historical mortgage loan performance data and forward London Inter-bank Offered Rate (“LIBOR”) curves to value future expected excess cash flows. We regularly analyze and review our assumptions to determine if the expected return (interest income) on our excess cashflow certificates is within our expectations, and adjust them as deemed necessary.

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

(f) Equipment, Net

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

Depreciation and amortization are included in “non-interest expense - general and administrative” in our consolidated statements of operations, and amounted to approximately $2.4 million, $1.9 million and $1.6 million, respectively, for the years ended December 31, 2005, 2004, and 2003. Accumulated depreciation and amortization totaled $12.5 million and $10.3 million, repectively, at December 31, 2005 and 2004.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classify our REO as “held for sale” at the date of foreclosure. The REO properties held are actively marketed for sale by our third-party servicer at a price that is deemed reasonable in relation to the properties’ current fair value. We generally expect the REO properties to be disposed of within six months to one year after being acquired.

The balance of REO, if any, is included in “prepaid expenses and other assets” on the consolidated balance sheet. We had $4.4 million and $578,000 of REO properties as of December 31, 2005 and 2004, respectively. A provision of $173,000 was recognized during the year ended December 31, 2005 for the decrease in the fair value of the REO properties in "general and administrative expenses."  No provisions were recognized during the year ended December 31, 2004 as we did not experience any declines in the fair values of REO properties held during 2004. No provisions were made during the year ended December 31, 2003 as we had no REO properties during 2003.

(h) Warehouse Financing

Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held pending securitization. Generally, warehouse financing facilities are used as interim, short-term financing which bears interest at a fixed margin over an index, such as LIBOR. The outstanding balance of our warehouse lines will fluctuate based on our lending volume, cash flows from operations, other financing activities and equity transactions.

(i) Financing on Mortgage Loans Held for Investment, Net

Financing on mortgage loans held for investment, net represents the securitization debt (asset-backed certificates or notes, referred to as “asset-backed securities”) used to finance loans held for investment - securitized, and the notes issued in connection with the issuance of interest-only certificates and NIM securities, along with any discounts on the financing. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment - securitized.

Asset-backed securities are secured, or backed, by the pool of mortgage loans held by the securitization trust, which are recorded as mortgage loans held for investment - securitized on our balance sheet. Generally, the asset-backed security financing is comprised of a series of senior and subordinate securities with varying maturities ranging generally from one to 20 years and bearing either a fixed rate of interest or a variable-rate of interest (representing a fixed margin over one-month LIBOR). The variable-rate asset-backed securities adjust monthly. Prior to 2004, we did not structure our securitizations as secured financings and we did not have mortgage loans held for investment or related borrowings.

Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level-yield basis over the estimated life of the debt issued. From time-to-time we may utilize derivative instruments (cash flow hedges as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"), such as interest rate swap contracts and corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices), in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk).  (See - Note 2(p) - “Derivative Instruments” and Note 11 - “Derivative Instruments” for further detail regarding hedging securitization financing).

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

Under SFAS No. 140, the securitizations are accounted for as financings. The securitization trusts do not meet the qualifying special purpose entity (“QSPE”) criteria under SFAS No. 140 and related interpretations due to their ability to enter into derivative contracts. Additionally, we have the option to purchase loans from the trust at our discretion. Our pre-2004 securitizations did meet the QSPE criteria, which required the securitizations to be accounted for as a sale of mortgage loans.

(j) Interest Income

Interest income primarily represents the sum of (a) the gross interest, net of servicing fee, we earn on mortgage loans held for investment - securitized; (b) the gross interest we earn on mortgage loans held for investment - pre-securitization (held for sale); (c) securitization accrued bond interest (income received from the securitization trust for fixed-rate asset-backed securities at the time of securitization settlement); (d) excess cashflow certificate income; (e) interest earned on bank accounts; (f) prepayment penalty fees, and (g) amortized discounts, deferred costs and fees recognized on a level-yield basis.

Interest on mortgage loans is recognized as revenue when earned according to the contractual terms of the mortgages and when, in the opinion of management, it is deemed collectible. Mortgage loans are placed on non-accrual status generally when the loan becomes 90 days past due, or earlier when concern exists as to the ultimate collectability of principal or interest (i.e., impaired loan), in accordance with contractual terms of the mortgage. A non-accrual loan will be returned to accrual status when principal and interest payments become current, and the loan is anticipated to be fully collectible. Cash receipts on non-accrual loans, including impaired loans, are generally applied to principal and interest in accordance with the contractual terms of the loan. If full payment of principal is not expected, we will either defer the recognition of interest until the loan performs according to its original terms or apply all of the principal and interest payments received as a reduction of the carrying value of the loan.

(k) Interest Expense

Interest expense primarily represents the borrowing costs under (a) our warehouse credit facilities to finance loan originations; (b) securitization debt; (c) equipment financing;  (d) amortized discounts and deferred costs on a level-yield basis; and (e) in 2003, our senior notes, which we redeemed in October 2003.

(l) Gain on Sale of Mortgage Loans

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

(m) Mortgage Servicing Rights Sales

We generally sell the MSRs to a third party as of the securitization date. Upon the sale, we allocate a portion of the accounting basis of the mortgage loans held for investment to the MSRs based upon the relative fair values of the mortgage loans and the MSRs, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool by pool basis, using the interest method calculation. For the years ended December 31, 2005 and 2004, we received $22.4 million and $16.9 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings.

Prior to the first quarter 2004 securitization, the MSRs sold were treated as a component of the net gain on sale of mortgage loans. For the year ended December 31, 2004 we received $661,000 from a third-party servicer for the right to service the mortgage loans collateralizing our securitization transactions that were structured as sales. For the year ended December 31, 2004, we delivered $113.9 million of mortgage loans under a pre-funding feature in our fourth quarter 2003 securitization and recorded gain-on-sale revenue related thereto during the first quarter of 2004.

(n) Advertising Expense

        We account for our advertising costs as non-direct response advertising. Accordingly, advertising costs are expensed as incurred.

(o) Income Taxes

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

In certain situations, a taxing authority may challenge positions that we have adopted in our income tax filings. Accordingly, we may apply different tax treatment for these selected transactions in filing our tax return than for financial reporting purposes. We regularly assess our tax position for such transactions and include reserves for the differences in position where it is not probable that our tax position will be sustained. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved through settlement with the taxing authority.

      (p) Derivative Instruments

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

In accordance with SFAS No. 133, all derivatives are recorded on the balance sheet at fair value. When derivatives are used as hedges, certain criteria must be met, including contemporaneous documentation, in order to qualify for hedge accounting. Under SFAS No. 133, cash flow hedge accounting is permitted only if a hedging relationship is properly documented and qualifying criteria are satisfied. For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

Cash flow hedge accounting is appropriate for hedges of forecasted interest payments associated with future periods - whether as a consequence of interest to be paid on existing variable-rate liabilities or in connection with intended debt issuances.

Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income or Loss (“OCI”) and subsequently reclassified into earnings when the forecasted interest payments affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

To qualify for cash flow hedge accounting treatment, all of the following factors must be met:

•	Hedges must be documented, with the objective and strategy stated, along with an explicit description of the methodology used to assess effectiveness and measure ineffectiveness;

•	Dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must be explicitly documented;

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

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors goes above 125% or falls below 80%) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. An assessment analysis is then prepared by management to determine the prospective treatment of the hedges that failed the retrospective test to determine if any portion of the corridor may still qualify for hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

The “new hedge relationship” is determined by re-aligning the hedge with the projected remaining bond balances (debt) as of the date the original hedge became retrospectively ineffective. The ratio of the outstanding balance of the debt to notional size of the revised hedge will then be 100% as of the re-alignment date. The expected repayment pattern of the debt associated to the original hedge is used as the basis to establish the “new hedge relationship” future repayment pattern. The difference between the fair value of the original hedge and the “new hedge relationship” hedge on the re-alignment date is classified as a trading security. Once classified as a trading security, any changes in the fair value are recorded directly to the income statement as a component of gain or loss on derivative instruments.

(q)Fair Value of Financial Instruments

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

(r) Earnings Per Share

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

(s) Recent Accounting Pronouncements

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

SFAS No. 123(R) is intended to provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period beginning after June 15, 2005 (our first quarter of 2006). SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Additionally, beginning on the required effective date, we will recognize compensation costs for the portion of the outstanding awards for which the requisite service has not yet been rendered, based upon the grant date fair value of those awards calculated under SFAS No. 123 for proforma disclosures. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. We will begin expensing stock options in the first quarter of 2006.

SFAS No.123(R) provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of SFAS No. 123(R) as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits the restatement of prior periods to record compensation costs calculated under SFAS No. 123 for the pro forma disclosure. We will adopt SFAS No. 123(R) using the modified prospective method in 2006. Since we currently account for stock options granted to employees in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. Had we adopted SFAS No. 123(R) in a prior period, the impact would be approximately the impact as described in the disclosure of pro forma net income and earnings per share under SFAS No. 123 in Note 4 “- Stock-Based Compensation.” SFAS No. 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions was $354,000, $555,000 and $316,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Based upon the stock options that are currently outstanding, we estimate that compensation expense for stock options under SFAS No. 123R will be approximately $396,000 for the year ending December 31, 2006.

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

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” which amends SFAS No. 133 and No. 140. SFAS No. 155, among other things, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

(3) Concentrations of Risk

Our ability to continue to originate mortgage loans is dependent, in part, upon our ability to securitize and sell mortgage loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of, and market for, our mortgage loans are dependent upon several factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect our ability to securitize or sell loans for acceptable prices within reasonable periods of time.

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

(b) Credit Repurchase Risk - When we sell mortgage loans on a whole-loan basis we normally make standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans. These representations and warranties include provisions requiring us to repurchase a mortgage loan if a borrower fails to make one or more of the first loan payments due on the mortgage loan. At December 31, 2005 and 2004, mortgage loans held for investment - pre-securitization included approximately $723,000 and $450,000, respectively, of mortgage loans that were repurchased pursuant to such provisions.

(c) Geographical Concentration - Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States. For the year ended December 31, 2005, approximately 26% and 12%, based upon principal balance, of the mortgage loans we originated were on properties located in New York and Florida, respectively, with no other state representing more than 7% of the originations.

(4) Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides three alternative methods for a voluntary change to fair value accounting for stock-based compensation as permitted under SFAS No. 123. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In accordance with SFAS No. 148, and as allowed by SFAS No. 123, we continue to apply the intrinsic-value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for our stock incentive plans. Under this method, compensation expense is recognized in the financial statements only if the current market price of the underlying stock exceeded the exercise price on the date of grant. No compensation expense has been recognized for stock option awards granted through December 31, 2005 since the exercise price was at, or above, the market price of our common stock on the grant date. We have elected to adopt only the disclosure requirements of SFAS No. 123.

We estimate the fair value of our stock options using a Black-Scholes-Merton option-pricing model, which is used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Stock option valuation models require the input of assumptions, including the expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The following table illustrates the pro forma net income (loss) and earnings per share as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003
Net income (loss), as reported	$17,955	$(9,349)	$67,406
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	413	285	295
Pro forma net income (loss)	17,542	(9,634)	67,111
Less preferred stock dividend	--	--	1,391
Pro forma net income (loss) applicable to common shares	$17,542	$(9,634)	$65,720

Earnings per share:
Basic - as reported	$0.88	$(0.51)	$4.05
Basic - pro forma	$0.86	$(0.52)	$4.03
Diluted - as reported	$0.84	$(0.51)	$3.59
Diluted - pro forma	$0.82	$(0.52)	$3.57

(5)  Debt Modification and Debt Restructuring

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

In consideration for their consent, we agreed to offer the holders of the senior secured notes (and the senior notes, collectively, the “notes”), an opportunity to exchange their notes for new securities described immediately below (the “Second Exchange Offer”). The Second Exchange Offer was consummated on August 29, 2001, pursuant to which holders of approximately $138.1 million (of $148.2 million) in principal amount of our senior secured notes and $1.1 million (of $1.8 million) in principal amount of our senior notes, exchanged their notes for commensurate interests in:

▪
voting membership interests in Delta Funding Residual Exchange Company LLC (the "LLC"), a limited liability company (which is not our affiliate), to which we transferred all of the mortgage-related securities previously securing the senior secured notes (primarily comprised of excess cashflow certificates);

▪	shares of common stock of a then newly-formed management corporation that manages the LLC’s assets; and

▪	shares of our then newly-issued Series A preferred stock having an aggregate preference amount of $13.9 million.

The LLC is controlled by the former noteholders that now hold all the voting membership interest in the LLC. As part of the transaction, we obtained a non-voting membership interest in the LLC, which entitles us to receive 15% of the net cash flows from the LLC for the first three years (through June 2004) and, thereafter, 10% of the net cash flows from the LLC. The net cash flows from the LLC are equal to the total cash flows generated by the assets held by the LLC for a particular period, less (a) all expenses of the LLC, (b) certain related income tax payments, and (c) the New York State Banking Department ("NYSBD") subsidy payments. We began receiving distributions from the LLC in the first quarter of 2002 from a fourth quarter 2001 distribution. We have not received our distributions since the second quarter of 2003 due to a dispute with the LLC’s president, which has led us to commence a lawsuit to recover all of the amounts due to us. We have not recorded any revenue for distributions that we have not received.

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

(6) Mortgage Loans Held for Investment, Net and Allowance for Loan Losses

               Mortgage loans held for investment represents our basis in the mortgage loans that were either delivered to securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses. Prior to 2004, we did not structure our securitizations as financings and, we did not have mortgage loans held for investment.

               Mortgage loans held for investment - securitized is comprised of the mortgage loans collateralizing our outstanding securitization asset-backed securities. During each of the years ended December 31, 2005 and 2004, we closed four securitization transactions totaling $3.1 billion and $2.3 billion, respectively, which were structured to be accounted for as a secured financing and which were collateralized by $3.2 billion and $2.3 billion, respectively, of mortgage loans held for investment - securitized. Mortgage loans held for investment - securitized had a weighted-average interest rate of 7.77% and 7.81% per annum at December 31, 2005 and 2004, respectively.

               Mortgage loans held for investment - pre-securitization is comprised primarily of mortgage loans waiting to be either securitized, and to a lesser extent a relatively small amount of loans that may be sold on a whole loan basis. Included in our mortgage loans held for investment - pre-securitization at December 31, 2005 and 2004, was approximately $222.8 million and $135.7 million, respectively, of these mortgages that were pledged as collateral for our warehouse financings at December 31, 2005 and 2004, respectively. Mortgage loans held for investment - pre-securitization had a weighted-average interest rate of 8.35% and 7.86% per annum at December 31, 2005 and 2004, respectively.

The following table presents a summary of mortgage loans held for investment, net at December 31, 2005 and 2004:

	At December 31,
(Dollars in thousands)	2005	2004
Mortgage loans held for investment - securitized (1)	$4,430,775	$2,165,353
Mortgage loans held for investment - pre-securitization (1)	270,372	206,289
Discounts (MSR related)	(26,750)	(14,570)
Net deferred origination fees	(10,735)	(5,800)
Allowance for loan losses	(36,832)	(10,278)
Mortgage loans held for investment, net	$4,626,830	$2,340,994

(1) Included in the outstanding balance of the mortgage loans held for investment at December 31, 2005 were loans located in the Hurricanes Katrina and Rita disaster areas designated by Federal Emergency Management Agency (“FEMA”) of approximately $29.2 million (of which $1.5 million are pre-securitization loans), or 0.6% of the outstanding loans held for investment balance at that date.

For the years ended December 31, 2005 and 2004, we recorded interest income related to our mortgage loans held for investment - securitized of $250.8 million and $75.5 million, respectively. We had no loans classified as mortgage loans held for investment - securitized during the year ended December 31, 2003. For the years ended December 31, 2005, 2004 and 2003, we recorded interest income related to our mortgage loans held for investment -pre-securitization (mortgage loans held for sale) of $30.5 million, $18.3 million and $10.5 million, respectively.

               The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the years ended December 31, 2005 and 2004. We did not have mortgage loans held for investment or a related allowance prior to 2004.

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Beginning balance	$10,278	$--
Provision (1)	28,592	10,443
Charge-offs (2)	(2,038)	(165)
Ending balance	$36,832	$10,278

        (1)   The provision for loan losses for the year ended December 31, 2005 includes a $1.7 million specific provision related to probable losses attributable to loans in Hurricanes Katrina and Rita disaster areas.

        (2)  The charge-offs for the year ended December 31, 2005 includes a $3,000 charge-off against the specific allowance for loan losses attributable to loans in Hurricanes Katrina and Rita disaster areas.

        Due to the significant effects of Hurricanes Katrina and Rita on a select portion of our loan portfolio, management identified certain loans located in FEMA declared disaster areas requiring specific reserves. Based upon our estimated loss exposure attributable to 35 properties securing a total unpaid principal balance of $3.9 million in the affected areas at December 31, 2005, our allowance for loan losses includes a specific reserve of $1.7 million related to probable losses attributable to Hurricanes Katrina and Rita affected loans. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas.

As of December 31, 2005 and 2004, we had $123.0 million (including $6.1 million of loans located in Hurricanes Katrina and Rita disaster areas designated by FEMA) and $18.9 million of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status. If the non-accrual mortgage loans held for investment at December 31, 2005 and 2004 performed in accordance with their contractual loan terms, we would have recognized an additional $5.9 million and $920,000 of interest income during the years ended December 31, 2005 and 2004, respectively. At and for the year ended December 31, 2003, we had no mortgage loans held for investment.

Our recorded investment in impaired loans at December 31, 2005 was $3.9 million. We had no loans classified as impaired prior to December 31, 2005. We established a related allowance for these impaired loans totaling $1.7 million at December 31, 2005. The average recorded investment in impaired loans for the year ended December 31, 2005 was $324,000. We recorded no interest income on impaired loans during the year ended December 31, 2005.

 (7) Excess Cashflow Certificates

The following table presents the activity related to our excess cashflow certificates for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Balance, beginning of year	$14,933	$19,853	$24,565
Originated excess cashflow certificates	--	--	6,941
Excess cashflow certificates sold (1)	--	--	(10,220)
Accretion	1,593	2,073	2,418
Cash receipts	(23,146)	(8,359)	(4,071)
Net change in fair value	14,409	1,366	220
Balance, end of period	$7,789	$14,933	$19,853

(1) In August 2003, we sold three of our excess cashflow certificates, which had a $10.2 million carrying value in the aggregate, for $10.2 million in cash.

Since our first quarter 2004, we have structured our securitizations to be accounted for as secured financings, we no longer record excess cashflow certificates on the consolidated balance sheet for our newly issued securitizations. Additionally, during the year ended December 31, 2003, we sold $10.2 million of excess cashflow certificates for $10.2 million. No such sales occurred during the years ended December 31, 2005 or 2004.

In accordance with EITF 99-20, we regularly analyze and review our assumptions to determine that the actual rate of return (interest income) on our excess cashflow certificates is within our expected rate of return. The expected rate of return is recorded as a component of interest income. Any return that is either greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of  “other income” in the consolidated statement of operations. For the years ended December 31, 2005, 2004 and 2003, we recorded interest income related to our excess cashflow certificates of $1.6 million, $2.1 million and $2.4 million, respectively. For the years ended December 31, 2005, 2004 and 2003, we recorded fair value gain in income related to our excess cashflow certificates of $14.4 million, $1.4 million and $220,000, respectively.

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

In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period the uncertainty exists, the greater the potential volatility for our valuation assumptions and the fair value of our excess cashflow certificates.

(8) Bank Payable

In order to maximize our cash management practices, we have instituted a procedure whereby checks written against our operating account are covered as they are presented to the bank for payment, either by drawing down our lines of credit or from subsequent deposits of operating cash. The amount of bank payable at December 31, 2005 and 2004 totaled $1.9 million and $1.1 million, respectively, and represented the checks outstanding at those respective dates to be paid in this manner.

(9) Warehouse Financing

Our warehouse lines of credit are collateralized by specific mortgage loans held for investment - pre-securitization at December 31, 2005 and 2004, the balances of which are equal to or greater than the outstanding balances under the warehouse lines at any point in time. The amounts available under these warehouse lines are based on the amount of the collateral pledged. The amount we have outstanding on our committed facilities at any period end generally are a function of the pace of mortgage loan originations relative to the timing of our securitizations and whole loan sales.

        The following table summarizes information regarding warehouse financing at December 31, 2005 and 2004:
(Dollars in thousands)	Facility		At December 31,
Warehouse Line of Credit	Amount	Interest Rate	2005	2004	Expiration Date
RBS Greenwich Capital	$ 350,000	Margin over LIBOR	$ 77,931	$ 135,653	October 2006
Citigroup	350,000	Margin over LIBOR	144,912	--	April 2006
Bank of America (1)	350,000	Margin over LIBOR	--	--	August 2006
Freidman, Billings, Ramsey	200,000	Margin over LIBOR	--	--	April 2006
Total	$ 1,250,000		$ 222,843	$ 135,653

(1)	In September 2005, we obtained a new warehouse financing facility with Bank of America, N.A.

        As securitization transactions are completed, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our warehouse lines of credit. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $222.8 million we held at December 31, 2005, as our mortgage production and securitization programs continue.

Our warehouse financing costs are determined based upon a margin over the one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased 189 basis points to an average of 3.39% for the year ended December 31, 2005, compared to an average of 1.50% for the same period in 2004. For the years ended December 31, 2005, 2004 and 2003, we recorded interest expense related to our warehouse financing of $22.1 million, $8.0 million and $4.4 million, respectively.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of December 31, 2005.

(10) Financing on Mortgage Loans Held for Investment, Net

When we sell loans through securitizations that are structured as secured financings, the asset-backed securities are recorded on our balance sheet as “financing on mortgage loans held for investment, net.” Prior to 2004, we structured our securitizations as sales rather than financings.

        We have historically sold or financed our mortgage loans through the securitization market, issuing asset-backed securities. We will continue to build our mortgage loan portfolio and match fund our mortgage loans using asset-backed securities issued in the securitization market. We believe that issuing asset-backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our mortgage loans by securitizing them. Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by non-conforming mortgage loans.

At December 31, 2005 and 2004, the outstanding financing on mortgage loans held for investment, net consisted of $4.4 billion and $2.2 billion, respectively.

The following table summarizes the expected maturities on our secured financings at December 31, 2005:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backed securities, net	$4,436,938	$1,659,669	$1,725,443	$586,230	$465,596

Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on the underlying mortgage loan collateral using similar prepayment speed assumptions as we use to value our excess cashflow certificates. The funds used to repay these securitization asset-backed securities are generated solely from the underlying mortgage loans held for investment for each particular securitization trust. We have no recourse obligation to repay these securitization asset-backed securities, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis.

For the years ended December 31, 2005 and 2004, we recorded interest expense related to our securitization asset-backed securities of $145.4 million and $31.5 million, respectively. Included in securitization asset-backed securities, net at December 31, 2005 and 2004 are $5.3 million and $1.5 million, respectively, of unamortized discounts. Any discounts on the financing are amortized on a level-yield basis over the estimated life of the debt issued using the interest method.

(11) Derivative Instruments

We account for our derivative financial instruments such as corridors and interest rate swaps as cash flow hedges. The corridors hedge our interest rate risk on securitization variable-rate debt and the interest rate swaps hedge forecasted interest payments associated with future securitization financing. At December 31, 2005 and 2004, the fair value of our corridors totaled $11.7 million and $16.1 million, respectively, and the fair value of our interest rate swaps totaled losses of $210,000 and $166,000, respectively. The fair value of our corridors and interest rate swaps are recorded as a component of other assets and other liabilities.

As of December 31, 2005, the changes in fair value of the corridors (effective portion) and interest rate swaps and any gains on terminated swaps (effective portion) are recorded as components of accumulated other comprehensive income, and total, net of tax, gains of $1.9 million and losses of $128,000 and gains of $755,000, respectively. As of December 31, 2004, the effective portion of the changes in fair value of the corridors, interest rate swaps and the loss on the terminated swaps are recorded as components of accumulated other comprehensive loss and total losses, net of tax, of $476,000, $101,000 and $1.6 million, respectively. Accumulated other comprehensive income or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings. Hedge ineffectiveness associated with hedges resulted in a $1.5 million loss and $277,000 gain for the years ended December 31, 2005 and 2004, respectively.

The estimated amortization of the accumulated other comprehensive income at December 31, 2005 related to derivative instruments into earnings for the next twelve months is approximately $3.0 million of a reduction to expense (pre-tax), depending on future performance.

If a hedge fails the effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors rise above 125% or falls below 80%) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. At December 31, 2005, we held $1.7 million of hedges (specifically corridors) classified as trading securities in prepaid and other assets as these hedges were no longer deemed highly effective, as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%. During the year ended December 31, 2005, a gain of $545,000 was recorded to earnings on the changes in fair value of the hedges held as trading securities. None of the hedges held during the year ended December 31, 2004 were classified as trading securities.  We held no hedges during the year ended December 31, 2003.

Prior to May 2004, derivatives that were not designated as hedging instruments and thus classified as trading securities resulted in a $377,000 net loss for the year ended December 31, 2004.

The following table summarizes the notional amount, expected maturities and weighted-average strike price for the corridors that we held as of December 31, 2005:

(Dollars in thousands except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years and Thereafter

Caps bought - notional	$2,459,969	$1,629,194	$557,501	$124,651	$37,086	$111,537
Weighted average strike price	$5.98	$5.22	$6.86	$7.56	$7.47	$7.43

Caps sold - notional	$2,459,969	$1,629,194	$557,501	$124,651	$37,086	$111,537
Weighted average strike price	$8.51	$8.09	$9.07	$9.34	$9.27	$9.29

The notional amount of the corridors totaled $1.9 billion each at December 31, 2004.

(12) Other Borrowings

Other borrowings represents capital leases and other arrangements related to our equipment financing.  The following table summarizes certain information regarding other borrowings at December 31, 2005 and 2004:
(Dollars in thousands)	Range of Interest Rates	Balance at December 31,	Range of Expiration Dates

Equipment financing - 2005	3.29% to 12.45%	$ 4,785	January 2006 to December 2008

Equipment financing - 2004	3.29% to 12.45%	$ 3,330	October 2005 to December 2007

For the years ended December 31, 2005, 2004 and 2003, we recorded interest expense related to our other borrowings of $286,000, $296,000 and $265,000, respectively.

(13) Stockholders’ Equity

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

Unearned Common Stock Held by Incentive Plan.  In November 2005, we granted 157,275 shares of our common stock to certain officers and employees, at a grant price of $7.46 per share (closing price on the award date of November 9, 2005) under the 2005 Plan. The shares were issued from our authorized shares on the grant date of November 9, 2005 and vest over a five-year period (50% in year 3 and 25% in each year thereafter). The deferred compensation related to the 2005 Plan awards of our common stock was recorded as a reduction of stockholders' equity and represents the closing market price of our common stock on the date the shares were contributed to the 2005 Plan. Compensation expense is recognized over the vesting period of stock awards based upon the fair value of our common stock at the grant date. For the year ended December 31, 2005, we recorded $46,000 of compensation expense related to the amortization of outstanding stock award grants.

       Other Comprehensive Income.  Accumulated OCI is comprised of our net gains (losses) on derivatives.  The componenets of OCI for the years ended December 31, 2005 and 2004 are as follows:
(Dollars in thousands)	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
For the year ended December 31, 2005:
Net unrealized holding gains on derivatives arising during the year	$3,896	$(1,519)	$2,377
Reclassification adjustment for gain on derivatives included in net income	3,879	(1,513)	2,366
Other comprehensive gain	$7,775	$(3,032)	$4,743

For the year ended December 31, 2004:
Net unrealized holding losses on derivatives arising during the year	$(4,383)	$1,709	$(2,674)
Reclassification adjustment for gain on derivatives included in net income	765	(298)	467
Other comprehensive loss	$(3,618)	$1,411	$(2,207)

(14) Senior Notes

On October 30, 2003, we redeemed, at par, all of our outstanding 9.5% senior notes due August 2004. The aggregate redemption price, including principal and accrued interest, was approximately $11.0 million. We used available working capital to fund the redemption.

For the year ended December 31, 2003 we recorded interest expense related to our senior notes of $854,000.

(15) Employee Benefit Plans

We sponsor a 401(k) Retirement Savings Plan (the “Plan”). Substantially all our employees who are at least 21 years old are eligible to participate in the Plan after completing one year of service. Contributions are made from employees’ elected salary deferrals. We elected to make discretionary matching contributions to the Plan of $1.3 million, $916,000 and $539,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The discretionary matching contributions are included as a component of “payroll and related costs” in the consolidated statement of operations.  Our discretionary matching contribution vests ratably based on an employee's years of service, and fully vests after five years.

(16) Commitments and Contingencies

Loan Commitments. We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates, but no locked in interest rate. We quote interest rates to customers, which are generally subject to change. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under SFAS No. 133. Accordingly, they are not recorded in the consolidated financial statements. At December 31, 2005 and 2004, we had outstanding origination commitments to fund approximately $104.8 million and $92.2 million, respectively, in mortgage loans.

Off-Balance Sheet Arrangements. Substantially all of our entire off-balance sheet arrangements relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e., the excess cashflow certificates), there is $843.2 million in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of December 31, 2005. These trusts have issued asset-backed securities secured by these mortgage loans. We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts. The third party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

Contractual Obligations. The following table summarizes our material contractual obligations at December 31, 2005:

Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization pass-through certificates (1)	$4,436,938	$1,659,669	$1,725,443	$586,230	$465,596

Operating leases	$21,365	$6,315	$10,463	$4,492	$95

Equipment financing	$4,785	$384	$4,401	$--	$--

        (1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Repurchase Obligations. We have repurchase agreements with several of the institutions that we have sold mortgage loans to prior to 1991. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $762,000 and $1.2 million at December 31, 2005 and 2004. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $310,000 and $837,000 at December 31, 2005 and 2004, respectively.

We recognized a recovery of $380,000 and $50,000 to the provision for recourse loans for the years ended December 31, 2005 and 2004, respectively. We recognized, as a charge to operations, a provision for recourse losses of approximately $88,000 for the year ended December 31, 2003. The adequacy of the recourse reserve is based upon management’s judgment after evaluating the historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

Premium Recapture on Whole Loan Sales. During the years ended December 31, 2005 and 2004, we sold $561.5 million and $169.3 million, respectively, of whole-loans on a non-recourse basis. With respect to the loans we sell on a non-recourse basis, we maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the loan sale through a provision for losses, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate the amount of premium recaptures due to early loan prepayments by reviewing loan product and interest rate, borrower prepayment fee, if any, and estimate the impact of future interest rate changes. The premium recapture reserve totaled $619,000 and $262,000 at December 31, 2005 and 2004, respectively. We recorded a provision, net of reversals, for premium recaptures of $1.1 million, $309,000 and $6,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We recorded refunds related to premium recapture of $718,000, $126,000 and $77,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Operating Lease Obligations. Our rental expense, net of sublease income, for the years ended December 31, 2005, 2004 and 2003 amounted to $6.7 million, $5.1 million and $4.8 million, respectively. At December 31, 2005, we were obligated under 21 non-cancelable operating lease agreements with renewal options on properties used principally for branch operations. We expect to renew such agreements upon their expiration in the normal course of business. The agreements may contain escalation clauses commencing at various times during the lives of the agreements. Such clauses provide for increases in the annual rent. Any rent holidays in our operating leases are recognized on a straight-line basis over the lease term (including any rent holiday period).

The minimum future rentals under non-cancelable operating leases as of December 31, 2005 are as follows:

(Dollars in thousands)	Amount
For the year ended December 31,:
2006	$6,315
2007	6,484
2008	3,979
2009	2,715
2010	1,777
2011 and thereafter	95
$21,365

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

(17) Stock Based Incentive Plans

At our annual stockholders meeting on May 24, 2005, our stockholders approved our 2005 Stock Incentive Plan (“2005 Plan”). A total of 1,000,000 shares of our common stock are reserved for issuance under the 2005 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in our common stock or capital structure.

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

For the year ended December 31, 2005, we granted awards of 157,275 shares of restricted stock granted to certain officers and employees, at a grant price of $7.46 per share (closing price on the award date of November 9, 2005) under the 2005 Plan. The grants vest over a 5 year period on a prorate basis (50% vest in year 3, 25% vest in year 4 and 25% vest in year 5). We incurred an expense of $46,000 during the year ended December 31, 2005 related to these stock awards.

In addition to the 2005 Plan, we have two outstanding stock option plans. The 1996 Stock Option Plan (the “1996 Option Plan”) and 2001 Stock Option Plan (the “2001 Option Plan,” collectively with the 1996 Option Plan, the “Option Plans”) authorized the reserve of 2,200,000 shares and 1,500,000 shares, respectively, of unissued common stock for issuance pursuant to each respective Option Plan. Substantially all of the options issued under the Option Plans vest over a five-year period at 20% per year and expire seven years from the grant date. Upon the exercise of a stock option, we will issue new shares of our common stock from authorized but unissued shares.

The following table summarizes certain information regarding the Option Plans:

	For the Year Ended December 31,
	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

January 1st balance	2,091,500	$2.23	2,234,450	$2.00	2,512,550	$2.01
Options granted	281,500	8.14	165,000	7.64	126,000	6.32
Options exercised	175,900	3.33	233,750	1.18	147,300	0.79
Options canceled	22,800	5.24	74,200	10.65	256,800	4.89
December 31st balance	2,174,300	$2.87	2,091,500	$2.23	2,234,450	$2.00
Options exercisable	1,321,973	$1.79	944,780	$2.01	755,805	$2.86

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	At December 31, 2005
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.50 - $2.00	1,436,800	2.75	$0.89	1,053,840	$0.78
$2.50 - $3.00	100,000	3.16	2.75	60,000	2.75
$4.60 - $5.94	161,000	1.67	5.84	125,900	5.86
$6.67 - $8.20	406,500	5.87	7.61	80,233	7.75
$9.17 - $10.30	70,000	6.03	9.46	2,000	10.10
	2,174,300	3.38	$2.87	1,321,973	$1.79

The weighted-average fair value of options granted during 2005, 2004 and 2003 was $3.11, $4.48 and $4.25, respectively. For purposes of the pro-forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes Merton option-pricing model with the following weighted-average assumptions used for the 2005, 2004 and 2003 grants:

	For the Year Ended December 31,
	2005	2004	2003

Dividend yield	2.5%	0.2%	0.0%
Expected volatility	48%	63%	84%
Risk-free interest rate	4.22%	3.61%	3.17%
Expected life	5 years	5 years	5 years
Average remaining contractual life	7 years	7 years	7 years

(18) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003

Current income taxes:
Federal	$16,211	$10,606	$(267)
State and local	2,828	1,876	180
Total current income taxes	19,039	12,482	(87)

Deferred income taxes:
Federal	(6,385)	(14,933)	12,716
State and local	(1,196)	(2,798)	4,352
Valuation allowance	--	--	(42,335)
Total deferred income taxes	(7,581)	(17,731)	(25,267)

Total provision (benefit) for income taxes	$11,458	$(5,249)	$(25,354)

The tax effect of significant temporary differences comprising our net deferred tax asset as of December 31, 2005 and 2004 were as follows:

	At December 31,
(Dollars in thousands)	2005	2004
Deferred tax assets:
Excess cashflow certificates	$21,795	$25,824
Mortgage loans held for investment	8,353	14,893
Allowance for loan losses	14,364	4,009
Capitalized origination fees and related costs, net	9,528	2,262
Other comprehensive income	--	1,411
Accrued expenses	1,667	1,375
Deferred hedge gain	1,039	--
Depreciation	--	552
Deferred tax assets	56,746	50,326

Deferred tax liabilities:
Other comprehensive income	(1,621)	--
Depreciation	(250)	--
Deferred tax liabilities	(1,871)	--

Total deferred tax assets	$54,875	$50,326

We had no valuation allowances at December 31, 2005 and 2004.

We are required to recognize all or a portion of our gross deferred tax assets if we believe that it is more likely than not, given the weight of all available evidence, that all or a portion of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

During 2003, we reversed a valuation allowance that we had established in 2000 against our deferred tax asset. Management believed that the reversal was appropriate at the time principally because of our eight consecutive quarters of profitability and positive cash flow, together with the planned retirement of all our long-term unsecured debt. We recorded minimal taxes in our results of operations for the year ended December 31, 2003 as a result of the reversal of a valuation allowance against our deferred tax asset, which was primarily generated by net operating losses (“NOLs”) in 2000 and 2001.

At December 31, 2005 there were no NOL carryforwards.

A reconciliation of the statutory income tax rate to the effective income tax rate, as applied to income (loss) for the years ended December 31, 2005, 2004 and 2003 is as follows:

	For the Year Ended December 31,
	2005	2004	2003

Statutory tax rate	35.0%	(35.0)%	35.0%
State and local taxes, net of federal benefit	3.6	(4.1)	7.0
Change in deferred tax valuation allowance	--	--	(100.7)
Non-deductible expenses and other (1)	0.4	3.1	(1.6)
Total tax rate	39.0%	(36.0)%	(60.3)%

(1) For the year ended December 31, 2004, the non-deductible expenses and other relates primarily to non-deductible compensation under the Internal Revenue Code Section 162(m).

(19) Earnings Per Share

We calculate our EPS in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income (loss).

	For the Year Ended December 31,
(Dollars in thousands, except share and per share data)	2005	2004	2003

Net income (loss), as reported	$17,955	$(9,349)	$67,406
Less: preferred stock dividends	--	--	1,391
Net income (loss) available to common shareholders	$17,955	$(9,349)	$66,015

Basic - weighted-average shares	20,349,515	18,375,864	16,308,561
Basic EPS	$0.88	$(0.51)	$4.05

Basic - weighted-average shares	20,349,515	18,375,864	16,308,561
Incremental shares-options (1)(2)(3)	933,705	1,005,762	2,098,688
Diluted - weighted-average shares	21,283,220	19,381,626	18,407,249
Diluted EPS	$0.84	$(0.51)	$3.59

(1) For the year ended December 31, 2005, the weighted average of 157,275 restricted stock awards granted on November 9, 2005 are included in the calculation of diluted earnings per share.  Also, for the year ended December 31, 2005, approximately 68,000 out-of-the-money employee stock option on a weighted average basis, were excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

(2) For the year ended December 31, 2004, approximately 1.0 million in-the-money employee stock options were excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.  Also, for the year ended December 31, 2004, approximately 44,000 out-of-the-money employee stock option on a weighted average basis, were excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

(3) For the year ended December 31, 2003 approximately 1.1 million of in-the-money warrants are included in the calculation of diluted earnings per share.  Also, for the year ended December 31, 2003, approximately 313,000 out-of-the-money employee stock option on a weighted average basis, were excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

(20) Fair Value of Financial Instruments

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

The following table summarizes the carrying values and estimated fair values of our on-balance sheet financial instruments at December 31, 2005 and 2004:

	At December 31, 2005		At December 31, 2004
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$4,673	$4,673	$5,187	$5,187
Mortgage loans held for investment, net	4,626,830	4,718,788	2,340,994	2,426,042
Trustee receivable	56,164	56,164	32,915	32,915
Accrued interest receivable	26,952	26,952	12,280	12,280
Excess cashflow certificates	7,789	7,789	14,933	14,933
Derivative assets	11,744	11,744	16,073	16,073

Financial Liabilities:
Bank payable	1,921	1,921	1,110	1,110
Warehouse financing	222,843	222,843	135,653	135,653
Financing on mortgage loans held for investment, net	4,436,938	4,388,118	2,236,215	2,198,052
Other borrowings	4,785	4,785	3,330	3,330
Accrued interest payable	13,091	13,091	4,282	4,282
Derivative liabilities	210	210	166	166

The methods and significant assumptions used to estimate fair values pertaining to our financial instruments are as follows:

Cash and Cash Equivalents - The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

Mortgage Loans Held for Investment - The estimated fair value for mortgage loans held for investment is determined based upon discounted cash flow model in 2005 and a combination of whole-loan sale commitment prices if we were to sell our loans on or about the balance sheet date and discounted cash flows obtained from third-party dealers (market maker) in 2004.

Trustee Receivable, Accrued Interest Receivable and Accrued Interest Payable - The fair values are estimated to equal their respective carrying values since they are short-term.

Excess Cashflow Certificates - As there is no active market for the sale of excess cashflow certificates, we use a discounted cash flow model in order to estimate fair value. Accordingly, our estimate of fair value is subjective. While we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

Derivative Financial Instruments - The fair value is based on a third-party pricing model in 2005 and quoted market prices from security dealers or on prices obtained from firms specializing in providing security pricing services in 2004.

Bank Payable, Warehouse Financing, and Other Borrowings - The carrying amount of bank payable, warehouse financing and other borrowings approximates their fair value due to the variable interest rate and short durations.

Financing on Mortgage Loans Held for Investment - Financing on mortgage loans held for investment is secured by mortgage loans held for investment. The fair value was determined using market prices obtained by third-party dealers (market makers).

Off-balance Sheet Financial Instruments - We ascribe no value to loan origination commitments as of December 31, 2005 and 2004 because there are no interest rate-lock commitments on the mortgage loans. We had no forward sale commitments as of December 31, 2005 and 2004.

(21) General and Administrative Expenses

The following table is a summary of general and administrative expenses:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
General and administrative expenses:
Rent and occupancy	$7,102	$5,444	$5,200
Professional fees	6,886	2,745	999
Advertising, promotional and marketing	6,080	1,987	801
Telephone	3,801	3,193	2,861
Fees and licenses	2,738	2,871	2,419
Depreciation and amortization	2,381	1,940	1,634
Computer expenses	1,059	1,827	1,615
Management and consulting	701	1,647	1,472
Other administrative expenses	11,719	8,498	6,459
Total general and administrative expenses	$42,467	$30,152	$23,460

Condensed Quarterly Financial Data (Unaudited)

The following table is a summary of financial data by quarter for the years ended December 31, 2005 and 2004:

	For the 2005 Quarters Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31

Net interest income (1)(2)	$27,093	$29,668	$32,410	$33,866
Provision for loan losses	6,864	7,478	6,586	7,664
Net interest income after provision for loan losses	20,229	22,190	25,824	26,202
Net gain on sale of mortgages	5,328	6,592	7,494	7,779
Other income	2,815	2,581	6,263	3,015
Non-interest expense (2)	24,933	25,460	28,664	27,842
Income before income tax expense	3,439	5,903	10,917	9,154
Income tax expense	1,380	2,328	4,283	3,467
Net income	$2,059	$3,575	$6,634	$5,687

Basic earnings per share (3)	$0.10	$0.18	$0.33	$0.28
Diluted earnings per share (3)	$0.10	$0.17	$0.31	$0.27

	For the 2004 Quarters Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31

Net interest income (1)(2)	$5,371	$13,249	$18,492	$23,210
Provision for loan losses	432	2,243	3,113	4,654
Net interest income after provision for loan losses	4,939	11,006	15,379	18,556
Net gain on sale of mortgages	7,740	1,513	2,630	4,174
Other income	96	108	393	1,125
Non-interest expense (2)	22,412	15,593	21,370	22,882
(Loss) income before income tax (benefit) expense	(9,637)	(2,966)	(2,968)	973
Income tax (benefit) expense	(3,722)	(1,136)	(1,149)	758
Net (loss) income	$(5,915)	$(1,830)	$(1,819)	$215

Basic (loss) earnings per share (3)	$(0.35)	$(0.11)	$(0.09)	$0.01
Diluted (loss) earnings per share (3)	$(0.35)	$(0.11)	$(0.09)	$0.01

(1) During the quarter ended December 31, 2005, we recorded in interest income $803,000 of income related to a cumulative adjustment for the effects of an immaterial correction in recognition of net deferred fees in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans” that related to the quarters ended March 31, 2004 through September 30, 2005. This was the result of a revision in 2005 to our methodology to separate respective securitization loan pools into homogeneous pools based upon product type - each of which contains a large number of similar loans for which prepayments are probable and the timing and amount of prepayments are reasonably predictable.

(2) During the quarter ended December 31, 2005, we recorded in interest expense and loss on derivative instruments $258,000 and $263,000, respectively, of income and gain related to a cumulative adjustment for the effects of an immaterial correction to other comprehensive income (“OCI”) for the ineffectiveness on certain hedges that related to the quarters ended December 31, 2004 through September 30, 2005. This revision is in accordance with Derivatives Implementation Group SFAS No. 133 Implementation Issue No. G17 “Cash Flow Hedges: Impact on Accumulated Other Comprehensive Income of Issuing Debt with a Term That Is Shorter Than Originally Forecasted.”

(3) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Attestation Report of the Registered Public Accounting Firm. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG, LLP, an independent registered public accounting firm. Their report, which appears in Item 8 -  Financial Statement and Supplementary Data included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.

Changes in Internal Control over Financial Reporting. During the first quarter of 2006, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 10 of Form 10-K. The proxy will be filed within 120 days of December 31, 2005.

Item 11. Executive Compensation.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 11 of Form 10-K. The proxy will be filed within 120 days of December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 12 of Form 10-K. The proxy will be filed within 120 days of December 31, 2005.

Items 13. Certain Relationships and Related Transactions.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 13 of Form 10-K. The proxy will be filed within 120 days of December 31, 2005.

Item 14. Principal Accountant Fees and Services.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 14 of Form 10-K. The proxy will be filed within 120 days of December 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements:

The following Consolidated Financial Statements of Delta Financial Corporation and Subsidiaries are included in Part II, Item 8 of this report:

(b) Exhibits:

Exhibit No.	Filed	Description

3.1	(a)	Certificate of Incorporation of Delta Financial Corporation
3.2	(b)	Second Amended Bylaws of Delta Financial Corporation
3.3	(c)	Certificate of Designations, Voting Powers, Preferences and Rights of Series A Preferred Stock of Delta Financial Corporation
10.1	(c)	Employment Agreement dated February 27, 2002 between the Registrant and Hugh Miller
10.2	(i)	Employment Agreement dated December 30, 2005 between the Registrant and Sidney A. Miller
10.3	(f)	Employment Agreement dated August 13, 2003 between the Registrant and Randall F. Michaels
10.4	(g)	Employment Agreement dated March 24, 2005 between the Registrant and Richard Blass
10.5	(a)	Lease Agreement between Delta Funding Corporation and the Tilles Investment Company, and the Second, Third and Fourth Amendments to Lease Agreement
10.6	(d)	Fifth, Sixth and Seventh Amendments to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company
10.7	(e)	Eighth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company
10.8	(c)	Ninth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company
10.9	(a)	1996 Stock Option Plan of Delta Financial Corporation
10.10	(c)	2001 Stock Option Plan of Delta Financial Corporation
10.11	(h)	2005 Stock Incentive Plan of Delta Financial Corporation
10.12	(h)	2005 Senior Executive Bonus Plan of Delta Financial Corporation
11.0	(j)	Statement Re: Computation of Per Share Earnings
21.1	(j)	Subsidiaries of Registrant
23.1	(j)	Consent of Independent Registered Public Accounting Firm
31.1	(j)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(j)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(j)	Section 1350 Certification of the Chief Executive Officer
32.2	(j)	Section 1350 Certification of the Chief Financial Officer
_______________
(a)	Incorporated by reference from our Registration Statement on Form S-1 (No. 333-11289), filed with the Commission on September 3, 1996, and related amendments to the Form S-1.
(b)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109), filed with the Commission on March 31, 1999.
(c)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-12109), filed with the Commission on April 1, 2002.
(d)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12109), filed with the Commission on March 31, 1998.
(e)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12109), filed with the Commission on May 12, 1998.
(f)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-12109), filed with the Commission on August 14, 2003.
(g)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12109), filed with the Commission on March 31, 2005.
(h)	Incorporated by reference from our Quarterly Current Report on Form 8-K (File No. 1-12109), filed with the Commission on May 25, 2005.
(i)	Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on December 30, 2005.
(j)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA FINANCIAL CORPORATION
(Registrant)
Date: March 15, 2006	By:	/s/ HUGH MILLER

Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ SIDNEY A. MILLER Sidney A. Miller	Chairman of the Board of Directors	March 15, 2006

/s/ HUGH MILLER Hugh Miller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ RICHARD BLASS Richard Blass	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 15, 2006

/s/ MARTIN D. PAYSON Martin D. Payson	Director	March 15, 2006

/s/ ARNOLD B. POLLARD Arnold B. Pollard	Director	March 15, 2006

/s/MARGARET A. WILLIAMS Margaret A. Williams	Director	March 15, 2006

/s/ JOHN ADAMOVICH, JR. John Adamovich, Jr.	Director	March 15, 2006

/s/ WILLIAM ADDAS William Addas	Director	March 15, 2006