Form 10-Q
period 2006-03-31
DELTA FINANCIAL CORP
filed 2006-05-09
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                                 (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

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

Yes [ x ]  No [ ]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]         Accelerated filer [ x ]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [ x ]

As of April 28, 2006, 23,107,586 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except for share data)

	At March 31, 2006	At December 31, 2005

Assets:
Cash and cash equivalents	$5,695	$4,673

Mortgage loans held for investment, net of discounts and deferred origination fees	5,123,609	4,663,662
Less: Allowance for loan losses	(41,911)	(36,832)
Mortgage loans held for investment, net	5,081,698	4,626,830

Trustee receivable	73,515	56,164
Accrued interest receivable	29,307	26,952
Excess cashflow certificates	5,056	7,789
Equipment, net	6,956	6,688
Accounts receivable	4,046	5,123
Prepaid and other assets	35,678	30,508
Deferred tax asset	49,662	54,875
Total assets	$5,291,613	$4,819,602

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,849	$1,921
Warehouse financing	123,177	222,843
Financing on mortgage loans held for investment, net	4,992,688	4,436,938
Other borrowings	4,200	4,785
Accrued interest payable	16,279	13,091
Accounts payable and other liabilities	36,260	33,242
Total liabilities	5,174,453	4,712,820

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 20,874,162 and 20,736,362 shares issued and 20,600,087 and 20,462,287 shares outstanding at March 31, 2006 and December 31, 2005, respectively	207	207
Additional paid-in capital	121,194	121,561
Accumulated deficit	(9,529)	(15,077)
Accumulated other comprehensive income	6,606	2,536
Unearned common stock held by stock incentive plan	--	(1,127)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	117,160	106,782
Total liabilities and stockholders’ equity	$5,291,613	$4,819,602

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2006	2005

Interest income	$101,973	$54,876
Interest expense	67,266	27,783
Net interest income	34,707	27,093
Provision for loan losses	6,404	6,864
Net interest income after provision for loan losses	28,303	20,229

Non-interest income:
Net gain on sale of mortgage loans	7,236	5,292
Other income	3,376	2,851
Total non-interest income	10,612	8,143

Non-interest expense:
Payroll and related costs	17,030	15,154
General and administrative	11,337	9,795
Gain on derivative instruments	(275)	(16)
Total non-interest expense	28,092	24,933

Income before income tax expense	10,823	3,439
Provision for income tax expense	4,237	1,380
Net income	$6,586	$2,059

Comprehensive Income:
Other comprehensive income	4,070	4,802
Comprehensive income	$10,656	$6,861

Per Share Data:
Basic - weighted average number of shares outstanding	20,497,408	20,295,874
Diluted - weighted average number of shares outstanding	21,360,176	21,236,140

Net income applicable to common shares	$6,586	$2,059

Basic earnings per share - net income	$0.32	$0.10
Diluted earnings per share - net income	$0.31	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2006
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Unearned Common Stock Held by Stock Incentive Plan	Treasury Stock	Total

Balance at December 31, 2005	$207	$121,561	$(15,077)	$2,536	$(1,127)	$(1,318)	$106,782
Stock options exercised	1	136	--	--	--	--	137
Excess tax benefit related to share based compensation	--	623	--	--	--	--	623
Reversal of unearned common stock held by stock incentive plan	(1)	(1,126)	--	--	1,127	--	--
Dividend declared and payable	--	--	(1,038)	--	--	--	(1,038)
Net unrealized gains on derivatives, net of tax	--	--	--	4,070	--	--	4,070
Net income	--	--	6,586	--	--	--	6,586
Balance at March 31, 2006	$207	$121,194	$(9,529)	$6,606	$--	$(1,318)	$117,160

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,586	$2,059
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	6,404	6,864
Provision for (recovery of) recourse loans and secondary marketing	175	(163)
Depreciation and amortization	791	562
Deferred tax expense (benefit)	2,611	(3,833)
Deferred origination costs (income)	86	(1,788)
Gain on change in fair value of excess cashflow certificates	(3,261)	(2,738)
Gain on sale of mortgage loans	(7,236)	(5,292)
Gain on sale of mortgage servicing rights	(46)	(36)
Amortization of bond securitizations deferred cost and premiums	(3,101)	(166)
Cash flows received from excess cashflow certificates, net of accretion	5,994	3,612
Proceeds from sale of mortgage servicing rights, net	6,387	5,231
Stock-based compensation expense	188	--
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,077	(1,897)
Increase in trustee receivable, net	(17,351)	(14,949)
Increase in accrued interest receivable	(2,377)	(3,171)
Decrease (increase) in prepaid and other assets	981	(3,071)
Increase in accrued interest payable	3,188	1,546
Increase in accounts payable and other liabilities	3,045	5,055
Net cash provided by (used in) operating activities	4,141	(12,175)

Cash flows from investing activities:
Origination of mortgage loans held for investment, net of repayments	(629,351)	(690,354)
Proceeds from sale of mortgage loans	171,947	110,711
Purchase of equipment	(1,059)	(1,192)
Net cash used in investing activities	(458,463)	(580,835)

Cash flows from financing activities:
Repayment of warehouse financing, net	(99,666)	(16,960)
Proceeds of financing on mortgage loans held for investment, net	556,125	612,873
Repayment of other borrowings, net	(585)	(389)
(Decrease) increase in bank payable	(72)	479
Cash dividends paid on common stock	(1,030)	(1,013)
Excess tax benefit related to share-based compensation	435	59
Proceeds from exercise of stock options	137	55
Net cash provided by financing activities	455,344	595,104

Net increase in cash and cash equivalents	1,022	2,094

Cash and cash equivalents at beginning of period	4,673	5,187

Cash and cash equivalents at end of period	$5,695	$7,281

	Three Months Ended March 31,
	2006	2005
Supplemental Information:
Cash paid during the period for:

Interest	$63,593	$25,022
Income taxes	$1,736	$4,366

Non cash transactions:

Dividends payable	$1,038	$1,015
Transfer of mortgage loans held for investment to REO, net	$5,442	$912

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Delta Financial Corporation and its subsidiaries (collectively, the “Company,” “we” or “us”). The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the financial position and results of operations for the periods presented. Certain reclassifications have been made to prior-period financial statements to conform to the 2006 presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities and stockholders’ equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that should be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

(2) Basis of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include our accounts and those of our subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(3) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include; cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $5,000 and $6,000 of interest-bearing deposits with select financial institutions at March 31, 2006 and December 31, 2005, respectively.

Additionally, cash and cash equivalents as of March 31, 2006 and December 31, 2005 included restricted cash held in various accounts totaling $46,000 and $29,000, respectively.

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

Discounts related to mortgage loans held for investment are recorded from the creation of mortgage servicing assets. The allocated cost basis of mortgage servicing rights (“MSRs”) is recorded as an asset with an offsetting reduction (i.e., discount) in the cost basis of the mortgage loans. Under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” the discount is measured using the relative fair values of the mortgage loans and MSRs to allocate the carrying value between the two assets. The MSRs generally are sold to a third-party servicer. The resulting discount is accreted to interest income on a level-yield basis over the estimated life of the related loans, on a pool-by-pool basis, using the interest method calculation.

Additionally, in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases - an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” the net deferred origination fees or costs associated with our mortgage loans held for investment are amortized to income on a level-yield basis over the estimated life of the related loans, on a homogeneous pool basis, using the interest method calculation.

The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on the amount of time spent and actual costs incurred by loan origination personnel in the performance of specific activities directly related to the origination of funded mortgage loans for that period. These activities include evaluating the prospective borrowers' financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts. Management periodically reviews its time and cost estimates to determine if updates and refinements to the deferral amounts are necessary.

The secured financing related to the mortgage loans held for investment - securitized is included in our consolidated balance sheet as financing on mortgage loans held for investment. Once the mortgage loans are securitized, we earn the net pass-through rate of interest and pay interest on our financing on mortgage loans held for investment.

We typically hold our mortgage loans held for investment - pre-securitization for no more than 120 days, and for 60 days on average, before they are securitized, and from time-to-time sell on a whole-loan basis, in the secondary market. During the period in which the loans were held pending securitization or whole-loan sale, we earned the coupon rate of interest paid by the borrower and paid interest to the lenders that provide our warehouse financing, to the extent that we utilized such financing. We also paid a sub-servicing fee to a third party during the period the loans were held pending securitization or whole-loan sale. Any gains or losses on sales of mortgage loans were recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

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

In accordance with SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Due to the significant effects of Hurricanes Katrina and Rita on a portion of our mortgage loans held for investment portfolio, management identified certain loans located in Federal Emergency Management Agency (“FEMA”) declared disaster areas as meeting the criteria under SFAS No. 114, thereby requiring a separate loan impairment review. Based upon the analysis performed, we identified specific mortgage loans in which the borrowers’ ability to repay the loan in accordance with their contractual terms was impaired. We assessed the extent of damage to the underlying collateral and the extent to which damaged collateral is not covered by insurance in determining the amount of specific reserves needed. At March 31, 2006, we have a specific reserve of $1.5 million (which is included in the $1.7 million in specific reserves on impaired loans) for these affected loans based upon estimates of loss exposure. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the mortgage loans in the affected areas.

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

(d) Trustee Receivable

Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. Each month the third-party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments generally received through a mid-month cut-off date. Unscheduled principal and interest payments and prepaid principal loan payments received after the cut-off date for the current month are recorded by us as a trustee receivable on the consolidated balance sheet. The trustee or third-party loan servicer retains these unscheduled principal and interest payments until the following month’s scheduled remittance date, at which time they principally will be used to pay down financing on mortgage loans held for investment, net.

(e) Excess Cashflow Certificates

Prior to 2004, we structured our securitization transactions to be accounted for as sales. In these transactions the excess cash flow certificates represent one or all of the following assets: (1) residual interest (“BIO”) certificates; (2) P certificates (prepayment penalty fees); (3) payments from our interest rate cap providers; and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates are classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their then allocated fair value. The amount recorded for the excess cashflow certificates is reduced for cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value in accordance with SFAS No. 140. Any changes in fair value are recorded as a component of “other income” in our consolidated statement of operations. For the three months ended March 31, 2006 and 2005, we recorded $3.3 million and $2.7 million, respectively, of income due to an increase in the fair value of excess cashflow certificates.

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

Depreciation and amortization are included in “non-interest expense - general and administrative” in our consolidated statements of operations, and amounted to approximately $791,000 and $562,000 for the three months ended March 31, 2006 and 2005, respectively. Accumulated depreciation and amortization totaled $13.3 million and $12.5 million at March 31, 2006 and December 31, 2005, respectively.

(g) Real Estate Owned

Real estate owned (“REO”) represents properties acquired through, or in lieu of, foreclosure. REO properties are recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an REO property is determined based upon values (i.e., appraisal or broker price opinion) obtained by the third party servicer. REO properties are evaluated periodically for recoverability and any subsequent declines in value are reserved for through a provision. Any costs incurred to maintain the REO properties are expensed as incurred. Gains or losses on the sale of REO properties are recognized upon disposition.

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

The balance of REO is included in “prepaid expenses and other assets” on the consolidated balance sheet. We had $8.5 million and $4.4 million of REO properties as of March 31, 2006 and December 31, 2005, respectively. A provision of $131,000 was made during the three months ended March 31, 2006 for the decrease in the fair value of the REO properties in “general and administrative expenses.” No provision was made during the three months ended March 31, 2005 as we did not experience any declines in the fair values of REO properties held during that period.

(h) Warehouse Financing

Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held pending securitization. Generally, warehouse financing facilities are used as interim, short-term financing which bear interest at a fixed margin over an index, such as LIBOR. The outstanding balance of our warehouse financings will fluctuate based on our lending volume, cash flows from operations, other financing activities and equity transactions.

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

       Asset-backed securities are secured, or backed, by the pool of mortgage loans held by the securitization trust, which are recorded as mortgage loans held for investment - securitized on our consolidated balance sheet. Generally, the asset-backed security financing is comprised of a series of senior and subordinate securities with varying maturities ranging generally from one to 20 years and bearing either a fixed-rate of interest or a variable-rate of interest (representing a fixed margin over one-month LIBOR). The variable-rate asset-backed securities adjust monthly. Prior to 2004, we did not structure our securitizations as secured financings and we did not have mortgage loans held for investment or related borrowings.

        Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level-yield basis over the estimated life of the debt issued. From time-to-time we may utilize derivative instruments (cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), such as interest rate swap contracts and corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices), in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk). (See - Note 3(n) - “Derivative Instruments” and Note 10 - “Derivative Instruments” for further information regarding hedging securitization financing).

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

Interest on mortgage loans is recognized as revenue when earned according to the contractual terms of the mortgages and when, in the opinion of management, it is deemed collectible. Mortgage loans are placed on non-accrual status generally when the loan becomes greater than 90 days past due, or earlier when concern exists as to the ultimate collectability of principal or interest (i.e., an impaired loan), in accordance with contractual terms of the mortgage. A non-accrual loan will be returned to accrual status when principal and interest payments become current, and the loan is anticipated to be fully collectible. Cash receipts on non-accrual loans, including impaired loans, generally are applied to principal and interest in accordance with the contractual terms of the loan. If full payment of principal is not expected, we either will defer the recognition of interest until the loan performs according to its original terms or apply all of the principal and interest payments received as a reduction of the carrying value of the loan.

(k) Interest Expense

Interest expense primarily represents the borrowing costs under (a) our warehouse credit facilities to finance loan originations; (b) securitization debt; (c) equipment financing; and (d) amortized discounts and deferred costs on a level-yield basis.

(l) Gain on Sale of Mortgage Loans

Gains on the sale of mortgage loans are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the mortgage loans sold. These transactions are accounted for as sales in accordance with SFAS No. 140. Any unamortized origination fees or costs at the date of sale are reflected as an adjustment to gain on sale.

We generally sell mortgage loans on a non-recourse servicing-released basis and, as such, the risk of loss or default by the borrower generally has been assumed by the purchaser. However, we generally are required to make certain representations and warranties to these purchasers relating to borrowers’ creditworthiness, loan documentation and collateral. To the extent that we do not comply with such representations and warranties, or there are early payment defaults, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

During the three months ended March 31, 2006 and 2005, we sold $164.7 million and $105.4 million, respectively, of whole-loans on a non-recourse basis. We establish a reserve for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold mortgage loan within an agreed period. The premium recapture reserve is recorded as a liability on our consolidated financial statements when the mortgage loans are sold based on our historical experience. The provision for premium recapture is recognized at the date of sale and is included in the consolidated statements of operations as a reduction of gain on sale of mortgage loans.

(m) Mortgage Servicing Rights Sales

We generally sell the MSRs to a third party as of the securitization date. Upon the sale, we allocate a portion of the accounting basis of the mortgage loans held for investment to the MSRs, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool-by-pool basis, using the interest method calculation. For the three months ended March 31, 2006 and 2005, we received $6.4 million and $5.2 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings.

(n) Derivative Instruments

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

In accordance with SFAS No. 133, all derivatives are recorded on the consolidated balance sheet at fair value. When derivatives are used as hedges, specific criteria must be met, including contemporaneous documentation, in order to qualify for hedge accounting. Under SFAS No. 133, cash flow hedge accounting is permitted only if a hedging relationship is properly documented and qualifying criteria are satisfied. For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

Cash flow hedge accounting is appropriate for hedges of forecasted interest payments associated with future periods - whether as a consequence of interest to be paid on existing variable-rate liabilities or in connection with intended debt issuances.

Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into earnings when the forecasted interest payments affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies for hedge accounting, the derivative will continue to be recorded on the consolidated balance sheet at its fair value, with gains or losses being recorded in earnings. Any amounts previously recorded in OCI related to the discontinued hedge are classified to earnings over the remaining duration of the debt.

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors exceeds 125% or falls below 80%, since the notional amount is the only critical term that varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. An assessment analysis is then prepared by management to determine the prospective treatment of the hedges that failed the retrospective test to determine if any portion of the corridor may still qualify for hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge, the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

The “new hedge relationship” is determined by re-aligning the hedge with the projected remaining bond balances (debt) as of the date the original hedge became retrospectively ineffective. The ratio of the outstanding balance of the debt to notional size of the revised hedge will then be 100% as of the re-alignment date. The expected repayment pattern of the debt associated to the original hedge is used as the basis to establish the “new hedge relationship” future repayment pattern. The difference between the fair value of the original hedge and the “new hedge relationship” hedge on the re-alignment date is classified as a trading security. Once classified as a trading security, any changes in the fair value are recorded directly to the statement of operations as a component of gain or loss on derivative instruments.

(4) Recent Accounting Developments

Accounting for Certain Hybrid Financial Instruments. In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” which amends SFAS No. 133 and No. 140. SFAS No. 155, among other things, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires, among other things, that (1) an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations; and (2) all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.

SFAS No. 156 also permits an entity to choose its measurement methods for each class of separately recognized servicing assets and servicing liabilities. At the date SFAS No. 156 is initially adopted, an entity with recognized servicing rights is permitted a one-time reclassification of available-for-sale securities to trading securities, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Additionally required by SFAS No. 156 is the separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. We do not expect the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

(5) Stock-Based Compensation

Prior to January 1, 2006, we accounted for awards under our stock options plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock option compensation cost was recognized in our consolidated statement of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123(R) are generally applied only to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123(R). Additionally, under this method, compensation cost recognized for the three months ended March 31, 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

We have three stock benefit plans outstanding. The 2005 Stock Incentive Plan (“2005 Plan” or “SIP”) provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”). A total of 1,000,000 shares of our common stock are reserved for issuance under the 2005 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in our common stock or capital structure. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. The term of any award granted under the 2005 Plan may not be for more than 10 years (or five years in the case of an incentive stock option granted to any participant who owns stock representing more than 10% of the combined voting power of our company or any parent or subsidiary of ours), excluding any period for which the participant has elected to defer the receipt of the shares or cash issuable pursuant to the award.

In addition to the 2005 Plan, we have two outstanding stock option plans. The 1996 Stock Option Plan (the “1996 Option Plan”) and 2001 Stock Option Plan (the “2001 Option Plan,” collectively with the 1996 Option Plan, the “Option Plans”) authorized the reserve of 2,200,000 shares and 1,500,000 shares, respectively, of unissued common stock for issuance. Substantially all of the options issued under the Option Plans vest over a five-year period at 20% per year and expire seven years from the grant date. Upon the exercise of a stock option, we will issue new shares of our common stock from authorized but unissued shares.

As a result of our adoption, our income before income tax expense and net income for the three months ended March 31, 2006 included stock option compensation cost of $106,000 and $65,000, respectively, which had no impact on basic and diluted earnings per share.

The fair value of each option award is estimated on the date of grant. For grants issued on and after January 1, 2006, the fair value will be determined using the Black Scholes Merton option pricing model. For options granted prior to January 1, 2006, the fair value of these awards was based on the fair value calculated for purposes of the SFAS No. 123 pro forma disclosures which also used the Black Scholes Merton option pricing model. The weighted average assumptions used in the valuations for the disclosures are summarized as follows:

	For the Three Months Ended March 31, 2005	For the Year Ended December 31, 2005

Dividend yield	2.3%	2.5%
Expected volatility	42.1%	48.2%
Risk-free interest rate	4.0%	4.2%
Expected life	3.7 years	3.8 years

The expected volatility is based on the historical volatility of our common stock. For the Black Scholes Merton valuation model, the expected term of the options is estimated based on historical option exercise activity and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the option activity regarding the Option Plans for the three months ended March 31, 2006:

(Dollars in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006 balance	2,174,300	$2.87
Options granted	--	--
Options exercised	137,800	0.99
Options expired	107,000	5.68
Options forfeited	2,200	1.58
March 31, 2006 balance	1,927,300	$2.85	3.4 years	$12,921
Options fully vested and exercisable	1,196,507	$1.90	2.9 years	$9,151

       We did not grant any stock options during the three months ended March 31, 2006. The total intrinsic value of the stock options exercised during the three months ended March 31, 2006 and 2005 was $1.1 million and $177,000, respectively. As of March 31, 2006, there was $1.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Option Plans. The unrecognized compensation cost at March 31, 2006 is expected to be recognized over 4.7 years.

       Cash received from option exercises under the Option Plans for the three months ended March 31, 2006 and 2005, was $137,000 and $55,000, respectively. The actual tax benefit for the tax deductions from option exercises totaled $53,000 and $21,000, respectively, for the three months ended March 31, 2006 and 2005.  The fair value of the shares that vested during the three months ended March 31, 2006 and 2005, totaled $231,000 and $256,000, respectively.

       We recorded compensation cost of $82,000 related to the restricted stock awards granted under the 2005 Plan for the three months ended March 31, 2006. The adoption of SFAS No. 123(R) did not result in material impact on our statement of operations. The status of our non-vested restricted stock awards as of March 31, 2006, and changes during the three months ended March 31, 2006, is set forth in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested restricted stock awards at January 1, 2006	157,275	$7.46
Granted	--	--
Vested	--	--
Forfeited	--	--
Non-vested restricted stock awards at March 31, 2006	157,275	$7.46

As of March 31, 2006, there was $1.0 million of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan. The unrecognized expense is expected to be recognized over a period of 4.6 years.

Share-based employee awards granted for the year ended December 31, 2005 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to 2006 that had no intrinsic value on the date of grant.

The following table illustrates the pro forma net income for the three months ended March 31, 2005 as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

(Dollars in thousands, except share data)	For the Three Months Ended March 31, 2005
Net income, as reported	$2,059
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	190
Pro forma net income applicable to common shares	$1,869

Earnings per share:
Basic - as reported	$0.10
Basic - pro forma	$0.09
Diluted - as reported	$0.10
Diluted - pro forma	$0.09

We estimate the fair value of our stock options using a Black Scholes Merton option-pricing model, which is used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Stock option valuation models require the input of assumptions, including the expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The weighted average fair value of the options granted during the three months ended March 31, 2005 was $2.69 per option.

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

Mortgage loans held for investment - securitized is comprised of the mortgage loans collateralizing our outstanding securitization asset-backed securities. During the three months ended March 31, 2006 and 2005, we closed securitization transactions totaling $848.3 million and $728.6 million, respectively, which were structured to be accounted for as a secured financing and which were collateralized by $875.0 million and $750.0 million, respectively, of mortgage loans held for investment - securitized. Mortgage loans held for investment - securitized had a weighted-average interest rate of 7.87% and 7.77% per annum at March 31, 2006 and December 31, 2005, respectively.

Mortgage loans held for investment - pre-securitization is comprised of mortgage loans to be included in a securitization and, to a lesser extent, an amount of loans that may be sold on a whole-loan basis. Included in our mortgage loans held for investment - pre-securitization at March 31, 2006 and December 31, 2005, was approximately $123.2 million and $222.8 million, respectively, of loans that were pledged as collateral for our warehouse financings. Mortgage loans held for investment - pre-securitization had a weighted-average interest rate of 9.02% and 8.35% per annum at March 31, 2006 and December 31, 2005, respectively.

The following table presents a summary of mortgage loans held for investment, net at March 31, 2006 and December 31, 2005:

(Dollars in thousands)	At March 31, 2006	At December 31, 2005
Mortgage loans held for investment - securitized (1)	$4,991,500	$4,430,775
Mortgage loans held for investment - pre-securitization (1)	174,147	270,372
Discounts (MSR related)	(30,033)	(26,750)
Net deferred origination fees	(12,005)	(10,735)
Allowance for loan losses	(41,911)	(36,832)
Mortgage loans held for investment, net	$5,081,698	$4,626,830

(1)   Included in the outstanding balance of the mortgage loans held for investment at March 31, 2006 and December 31, 2005 were impaired loans located in the Hurricanes Katrina and Rita disaster areas designated by FEMA of approximately $3.1 million and $3.9 million, respectively (of which $707,000 and $798,000, respectively, were pre-securitization loans).

For the three months ended March 31, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment - securitized of $89.1 million and $45.9 million, respectively. For the three months ended March 31, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment -pre-securitization of $9.3 million and $6.9 million, respectively.

The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Beginning balance	$36,832	$10,278
Provision (1)	6,404	6,864
Charge-offs (2)	(1,325)	(334)
Ending balance	$41,911	$16,808

(1)   The provision for loan losses for the three months ended March 31, 2006 includes an $11,000 provision, which is net of a $182,000 reversal of specific provision related to probable losses attributable to loans in Hurricanes Katrina and Rita disaster areas, for impaired loans.

(2)   The charge-offs for the three months ended March 31, 2006 includes $61,000 of charge-offs against the specific allowance for loan losses attributable to loans in Hurricanes Katrina and Rita disaster areas.

The allowance for loan losses at March 31, 2006 and December 31, 2005 contains a $1.7 million specific reserve related to impaired loans. The majority of the specific reserve relates to the significant effects of Hurricanes Katrina and Rita had on a select portion of our loan portfolio. Management identified specific loans located in FEMA declared disaster areas as being impaired and requiring a specific reserve. Based upon our estimated loss exposure attributable to 26 properties securing a total unpaid principal balance of $3.1 million in the affected areas at March 31, 2006, our allowance for loan losses includes a specific reserve of $1.5 million related to probable losses attributable to Hurricanes Katrina and Rita affected loans. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas. During the three months ended March 31, 2006 we also identified three additional impaired loans requiring a specific reserve that were not related to Hurricane Katrina and Rita.

As of March 31, 2006, December 31, 2005 and March 31, 2005, we had $151.5 million, $123.0 million and $33.2 million, respectively, of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status. If the non-accrual mortgage loans held for investment at March 31, 2006 and 2005 performed in accordance with their contractual loan terms, we would have recognized an additional $2.2 million and $754,000 of interest income during the three months ended March 31, 2006 and 2005, respectively.

Our recorded investment in impaired loans at March 31, 2006 and December 31, 2005 was $3.8 million (including $3.1 million of impaired loans that are Hurricane Katrina and Rita related) and $3.9 million (all were Hurricane Katrina and Rita related), respectively. We had no loans classified as impaired prior to December 31, 2005. We have a related allowance for these impaired loans totaling $1.7 million ($1.5 million relates to Hurricane Katrina and Rita affected loans) and $1.7 million at March 31, 2006 and December 31, 2005, respectively. The average recorded investment in impaired loans for the three months ended March 31, 2006 was $3.6 million. We recorded $65,000 of interest income on the loans classified as impaired during the three months ended March 31, 2006. We recorded no interest income on impaired loans during the three months ended March 31, 2005, as we held no loans classified as impaired during that period.

(7) Excess Cashflow Certificates

The following table presents the activity related to our excess cashflow certificates for the three months ended March 31, 2006 and the year ended December 31, 2005:

(Dollars in thousands)	For the Three Months Ended March 31, 2006	For the Year Ended December 31, 2005
Balance, beginning of year	$7,789	$14,933
Accretion	243	1,593
Cash receipts	(6,237)	(23,146)
Net change in fair value	3,261	14,409
Balance, end of period	$5,056	$7,789

       In accordance with EITF 99-20, we regularly analyze and review our assumptions to determine that the actual rate of return (interest income) on our excess cashflow certificates is within our expected rate of return. The expected rate of return is recorded as a component of interest income. Any return that either is greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of “other income” in the consolidated statement of operations. For the three months ended March 31, 2006 and 2005, we recorded interest income related to our excess cashflow certificates of $243,000 and $488,000, respectively. For the three months ended March 31, 2006 and 2005, we recorded fair value gain in income related to our excess cashflow certificates of $3.3 million and $2.7 million, respectively.

Our valuation of retained excess cashflow certificates is highly dependent upon the reasonableness of our assumptions and the predictiveness of the relationships that drive the results of our valuation model. The assumptions we utilize are complex, as we must make judgment calls about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more complex. In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period the uncertainty exists, the greater the potential for volatility in our valuation assumptions and the fair value of our excess cashflow certificates.

Since we structured our 2006 and 2005 securitizations to be accounted for as secured financings, we no longer record excess cashflow certificates on our consolidated balance sheet for our newly issued securitizations.

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

        The following table summarizes information regarding warehouse financing at March 31, 2006 and December 31, 2005:

(Dollars in thousands)			Balance at
Warehouse Line of Credit	Facility Amount	Interest Rate	3/31/06	12/31/05	Expiration Date
RBS Greenwich Capital	$350,000	Margin over LIBOR	$23,692	$77,931	October 2006
Citigroup (1)	350,000	Margin over LIBOR	99,485	144,912	May 2006
Bank of America	350,000	Margin over LIBOR	--	--	August 2006
Friedman, Billings, Ramsey (1)	200,000	Margin over LIBOR	--	--	May 2006
Total	$1,250,000		$123,177	$222,843

         (1)  In April 2006, we extended our warehouse financing facilities with Citigroup and Friedman, Billings, Ramsey to May 2006.

As securitization transactions are completed, a substantial portion of the proceeds from the long-term debt issued in the securitization is used to pay down our warehouse lines of credit. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $123.2 million we held at March 31, 2006, as our mortgage production and securitization programs continue.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of this type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of March 31, 2006.

(9) Financing on Mortgage Loans Held for Investment, Net

For the nine securitizations completed since March 2004, the securitization trust or special purpose entity (“SPE”) holds mortgage loans, referred to as “securitization loans,” and issues debt represented by securitization asset-backed securities. Accordingly, the securitization loans are recorded as an asset on our consolidated balance sheet under “mortgage loans held for investment, net” and the corresponding securitization debt is recorded as a liability under “financing on mortgage loans held for investment, net.” Since these securitizations were structured as financings and not sales, no gain-on-sale revenue was recorded at the time the securitizations closed. Rather, we record interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with each securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level-yield basis over the estimated life of the asset-backed securities.

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

At March 31, 2006 and December 31, 2005, the outstanding financing on mortgage loans held for investment, net consisted of $5.0 billion and $4.4 billion, respectively.

The following table summarizes the expected maturities on our secured financings at March 31, 2006:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backed securities, net	$4,992,688	$1,891,877	$1,912,378	$660,256	$528,177

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

(10) Derivative Instruments

We account for our derivative financial instruments such as corridors and interest rate swaps as cash flow hedges. The corridors hedge our interest payments on securitization variable-rate debt and the interest rate swaps hedge uncertain cash flows associated with future securitization financing. At March 31, 2006 and December 31, 2005, the fair value of our corridors totaled $10.8 million and $11.7 million, respectively, and the fair value of our interest rate swaps totaled a gain of $940,000 and a loss of $210,000, respectively. The fair value of our corridors and interest rate swaps are recorded as a component of other assets and other liabilities.

As of March 31, 2006, the effective portion of the changes in fair value of the corridors (effective portion), interest rate swaps and the gain on the terminated swaps (effective portion) are recorded as components of accumulated OCI and total gains, net of tax, of $2.1 million, $573,000 and $3.9 million, respectively. As of December 31, 2005, the changes in fair value of the corridors (effective portion), interest rate swaps and any gains on terminated swaps (effective portion) are recorded as components of accumulated other comprehensive income, and total, net of tax, gains of $1.9 million, losses of $128,000 and gains of $755,000, respectively. Accumulated other comprehensive income or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings. Hedge ineffectiveness associated with hedges resulted in gains of $60,000 and $16,000 for the three months ended March 31, 2006 and 2005, respectively.

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors exceeds 125% or falls below 80%, since the notional amount is the only critical term that varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. At March 31, 2006 and December 31, 2005, we held $1.3 million and $1.7 million, respectively, of hedges (specifically corridors) classified as trading securities in prepaid and other assets as these hedges were no longer deemed highly effective, as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%. During the three months ended March 31, 2006, a gain of $215,000 was recorded to earnings on the changes in fair value of the hedges held as trading securities. None of the hedges held during the three months ended March 31, 2005 were classified as trading securities.

The following table summarizes the notional amount, expected maturities and weighted-average strike price for the corridors that we held as of March 31, 2006:

(Dollars in thousands except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$2,169,692	$1,493,065	$423,062	$115,219	$34,554	$103,792
Weighted average strike price	$6.12	$5.45	$6.84	$7.47	$7.47	$7.41

Caps sold - notional	$2,169,692	$1,493,065	$423,062	$115,219	$34,554	$103,792
Weighted average strike price	$8.70	$8.32	$9.24	$9.30	$9.27	$9.29

The notional amount of the corridors totaled $2.5 billion at December 31, 2005.

(11) Accumulated Other Comprehensive Income

Accumulated OCI is comprised of our net unrealized gains on derivatives. The components of OCI for the three months ended March 31, 2006 and for the year ended December 31, 2005 are as follows:

(Dollars in thousands)	Before Tax Amount	Tax Expense	After Tax Amount
For the three months ended March 31, 2006:
Net unrealized holding gains on derivatives arising during the period	$5,092	$(1,986)	$3,106
Reclassification adjustment for gain on derivatives included in net income	1,580	(616)	964
Other comprehensive income	$6,672	$(2,602)	$4,070

For the year ended December 31, 2005:
Net unrealized holding gains on derivatives arising during the year	$3,896	$(1,519)	$2,377
Reclassification adjustment for gain on derivatives included in net income	3,879	(1,513)	2,366
Other comprehensive income	$7,775	$(3,032)	$4,743

(12) Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period presented. The computation of diluted EPS gives effect to stock options (except for those stock options with an exercise price greater than the average market price of our common stock during the period) outstanding during the applicable periods. The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2006	2005
Net income, as reported	$6,586	$2,059
Less preferred stock dividends	--	--
Net income available to common stockholders	$6,586	$2,059

Basic - weighted-average shares	20,497,408	20,295,874
Basic EPS	$0.32	$0.10

Basic - weighted-average shares	20,497,408	20,295,874
Incremental shares-options (1)(2)	862,768	940,266
Diluted - weighted-average shares	21,360,176	21,236,140
Diluted EPS (1)(2)	$0.31	$0.10

(1) For the three months ended March 31, 2006, approximately 1.9 million in-the-money employee stock options and approximately 157,000 restricted stock awards are included in the calculation of diluted EPS, while approximately 70,000 of out-of-the-money employee stock options have been excluded.

(2) For the three months ended March 31, 2005, approximately 2.1 million in-the-money employee stock options are included in the calculation of diluted EPS, while approximately 72,000 of out-of-the-money employee stock have been excluded.

(13) Subsequent Events

We paid a cash dividend of $0.05 per share of common stock on April 14, 2006 to stockholders of record as of the close of business on March 31, 2006.

On April 5, 2006, we announced the pricing of a private placement of 2,500,000 newly issued shares of our common stock at a price of $8.25 per share to a combination of new and existing institutional investors. The offering closed on April 10, 2006. We received proceeds of approximately $19.3 million, after deducting estimated expenses payable in connection with this offering. The proceeds were used to repay warehouse financings and originate mortgage loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, and please see “- Forward-Looking Statements” and “Part II - Item 1A. - Risk Factors.”

General

       We are a national specialty consumer finance company that originates, securitizes and sells non-conforming mortgage loans. Our loans are primarily secured by first mortgages on one- to four-family residential properties. Throughout our 24-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conforming lending guidelines of Fannie Mae and Freddie Mac. We make mortgage loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements. We provide our customers with a variety of loan products designed to meet their needs, using a risk-based pricing strategy to develop products for different risk categories. Historically, the majority of our loan production has been fixed-rate with amortization schedules ranging from five years to 30 years.

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

Origination of Mortgage Loans

We originate mortgage loans through two distribution channels, wholesale and retail. In the wholesale channel, we receive loan applications from independent third-party mortgage brokers who submit applications on a borrower’s behalf. In the retail channel, we receive loan applications directly from borrowers. We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower. We underwrite loan packages for approval through our Woodbury, New York headquarters, our Cincinnati, Ohio underwriting hub, or our regional offices in Phoenix, Arizona, Jacksonville, Florida and Dallas, Texas. We also purchase closed loans on a limited basis. (See “-Wholesale Loan Channel”).

For the three months ended March 31, 2006 and 2005, we originated the following loans by origination channel:

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Originations by channel:
Wholesale	$518,031	$467,450
Retail	426,693	369,270
Total originations	$944,724	$836,720

For the three months ended March 31, 2006, we originated $944.7 million of loans, an increase of 12.9% over the $836.7 million of loans originated in the comparable period in 2005. Of these amounts, approximately $518.0 million were wholesale loans, representing 54.8% of total loan production, and $426.7 million were retail loans, representing 45.2% of total loan production, compared to $467.4 million of wholesale loans, or 55.9% of total loan production, and $369.3 million of retail loans, or 44.1% of total loan production, during the three months ended March 31, 2005.

Wholesale Loan Channel. Through our wholesale loan distribution channel, which is principally conducted out of our Woodbury, New York headquarters, we primarily originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate the majority of our wholesale loans primarily in 34 states, through a network of approximately 3,000 independent brokers. The broker’s role is to source the business, identify the applicant, assist in completing the loan application, and process the loans, including, among other things, gathering the necessary information and documents, and serving as the liaison between the borrower and us through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all of the conditions that we impose as the lender, lend the money to the borrower. Due to the fact that brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers - for which they charge a broker fee - originating loans through our broker network generally allows us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations. Additionally, on a limited basis, we purchased loans on a flow basis from select independent correspondents. This typically involves purchasing individual loans shortly after the loans are originated, as opposed to bulk purchases, which entail purchasing typically larger pools of loans at one time. We re-underwrite every correspondent loan, in accordance with our underwriting standards, prior to purchasing.

Retail Loan Channel. Through our retail distribution channel, we develop retail loan leads primarily through our telemarketing system located in Cincinnati, Ohio, and also through Internet leads, direct mail and our network of 12 origination centers located in 11 states. We continually monitor the performance of our retail operations and evaluate current and potential retail office locations on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed.

Typically, contact with the customer initially is handled through our telemarketing center. Through our marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for our products. Our telemarketing representatives identify interested customers and forward these potential borrowers to a branch manager through our proprietary loan origination system, Click & Close® (“C&C”). The branch managers, in turn, distribute these leads to mortgage analysts via C&C by queuing the loan to a mortgage analyst’s “to do” list in C&C. The assigned mortgage analyst discusses the applicant’s qualifications and available loan products, negotiates loan terms with the borrower, ensures that an appraisal has been ordered from an independent third-party appraisal company or may, when certain underwriting criteria have been met, obtain an Insured Automated Valuation Model (“Insured AVM”) value (the coupling of a third-party valuation estimate and insurance on that value), orders a credit report from an independent, nationally recognized credit reporting agency and processes the loan through completion. Our mortgage analysts are trained to structure loans that meet the applicant’s needs while satisfying our lending guidelines. C&C is utilized to queue the loan to underwriters at the appropriate times for approvals and help to facilitate the loan application process through closing.

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

Securitizations and Whole-Loan Sales. As a fundamental part of our present business and financing strategy, we securitize a substantial portion of the mortgage loans we originate. We also sell a portion of our loans as whole loans when we believe that market conditions present an opportunity to achieve a better return through such sales. We select the outlet depending on market conditions, relative profitability and cash flows. During the three months ended March 31, 2006 and 2005, whole-loan sales comprised approximately 15.8% and 12.3%, respectively, of the total amount of our combined securitizations and whole-loan sales transactions.

The following table sets forth certain information regarding loans sold through our securitizations and on a whole-loan basis during the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Loan securitizations - portfolio based	$875,000	$749,999
Whole loan sales	164,711	105,419
Total securitizations and whole loan sales	$1,039,711	$855,418

We apply the net proceeds from securitizations and whole-loan sales to pay down our warehouse lines of credit - in order to make available capacity under these facilities for future funding of mortgage loans - and utilize any additional funds for working capital.

Securitizations. In a securitization, we pool together loans, typically each quarter, and convey these loans to a newly formed securitization trust. These trusts are established for the limited purpose of receiving our mortgage loans and are bankruptcy remote - meaning that purchasers of “asset-backed securities” may rely only on the cash flows generated from the assets held by the securitization trust for payment and not upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors, despite carrying the securitized loans and the securitization financing on our consolidated financial statements. We carry no contractual obligation related to these trusts or the loans sold to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis.  Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

Each of our securitizations contains an overcollateralization (“O/C”) provision, which is a credit enhancement that is designed to protect the securities sold from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, O/C occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of asset-backed securities.

During the three months ended March 31, 2006 and the year ended December 31, 2005, our securitizations required an O/C of 3.1% and ranged from 2.8% to 3.3%, respectively, of the initial mortgage loans sold to the securitization trust.

Historically, we have issued NIMs (net interest margin transactions) simultaneously with the underlying securitization. NIM transactions generally enable us to generate upfront cash flow when the securitization and related NIM transaction close, net of funding the upfront O/C, securitization and NIM costs, which helps offset a substantial portion of our cost to originate the loans included in the transaction.

A NIM represents a portion of the spread between the coupon rate on the mortgage loans and the asset-backed investors’ pass-through rate on the asset-backed securities. The NIM investor is paid a specified interest rate, and all cash flows generated by the excess cashflow certificate used to pay all principal and interest on the NIM note(s) until paid in full, which typically occurs approximately 18 to 22 months from the date the NIM was issued. The excess cashflow certificate entitles us to all cash flows generated by the excess cashflow certificate after the holder of the NIM has been paid in full.

We intend to continue to issue NIMs in the foreseeable future.

Each securitization trust also has the additional credit benefit of either a financial guaranty insurance policy from a monoline insurance company or a “senior-subordinated” securitization structure, or a combination of the two (referred to as a “hybrid”). In a securitization trust with a financial guaranty insurance policy that is not a hybrid, all securities are senior securities. The monoline insurance company guarantees the timely payment of principal and interest to all security holders in the event that the cash flows are not sufficient. In “senior-subordinated” securitization structures, the senior security holders are protected from losses (and payment shortfalls) first by the excess cash flows and the O/C, then by subordinated securities which absorb any losses prior to the senior security holders. In a hybrid structure, the senior securities generally have both the subordinated securities to absorb losses and a monoline insurance company that guarantees timely principal and interest payments with respect to the senior securities.

Each of our securitizations includes a series of asset-backed securities with various credit ratings, maturities and interest rates. The combined weighted average interest rate of the asset-backed securities in each securitization will generally increase over time as the shorter-term asset-backed securities with higher credit ratings and lower interest costs mature, leaving the longer-term asset-backed securities with lower credit ratings and higher interest costs remaining.

Securitizations Structured as a Financing. All of our securitizations completed since the beginning of 2004 were structured and accounted for as secured financings.  These securitizations do not meet the qualifying special purpose entity (“QSPE”) criteria under SFAS No. 140 and related interpretations, because after the loans are securitized, we have the unconditional right to (1) repurchase from the trust up to one percent of the aggregate outstanding principal balance of the mortgage loans at any time after the securitization closing date, and (2) we have the option to contribute a derivative instrument into the trust. We refer to the recordation of these transactions as “portfolio accounting.”

With portfolio accounting, (1) the mortgage loans we originate remain on our consolidated balance sheet as loans held for investment; (2) the securitization debt replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. Since we began structuring our securitizations in 2004 as secured financings and recording our income over time instead of upfront, there is a significant difference in our results of operations for the three months ended March 31, 2006 and 2005, as compared to pre-2004 historical results. As such, we do not expect our historical results will provide a meaningful comparison to our 2006 or 2005 results. We believe that portfolio accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

We intend to continue to utilize portfolio accounting this structure in the foreseeable future.

The following table sets forth information about our securitized mortgage loan portfolio, completed since the first quarter of 2004, at March 31, 2006:

(Dollars in thousands)
Asset-backed Security Series:	Issue Date	Current Loan Principal Balance (1)	Total Securitization Debt Balance (2)

2004-1	March 30, 2004	$ 264,754	$ 257,054
2004-2	June 29, 2004	299,183	283,583
2004-3	September 29, 2004	365,586	350,466
2004-4	December 29, 2004	414,636	404,001
2005-1	March 31, 2005	572,381	559,327
2005-2	June 29, 2005	650,006	645,083
2005-3	September 29, 2005	769,095	765,724
2005-4	December 30, 2005	857,444	853,877
2006-1	March 30, 2006	875,000	879,808
Total		$ 5,068,085	$ 4,998,923

         (1) The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), REO (at its trust basis value) and the principal portion of trustee receivables.

(2) The total securitization debt (financing on mortgage loans held for investment) balance shown excludes discounts of $6.2 million at March 31, 2006.

Securitizations Structured as a Sale. Prior to 2004, we structured our securitizations to be accounted for as sales under SFAS 140, which is known as “gain-on-sale accounting.” With gain-on-sale accounting, we recorded an upfront gain at the time of securitization and recorded the fair value of the excess cashflow certificates on our balance sheet. The excess cashflow certificates are trading securities and are carried at their fair value. In a securitization structured as a sale, or off-balance sheet, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our ownership in the trust (excess cashflow certificate). We receive the cash flows from the excess cashflow certificates after payment of servicing fees, guarantor fees and other trust expenses if the specified O/C requirements are met.

The fair value of the excess cashflow certificates are $5.1 million and $7.8 million at March 31, 2006 and December 31, 2005, respectively.

Securitizations Structured as Real Estate Mortgage Investment Conduits and Owner-Trusts for Income Tax Purposes. Prior to 2005, we typically structured our securitizations as Real Estate Mortgage Investment Conduits (“REMICs”), which for tax purposes required us to recognize an upfront taxable gain at the time of the securitization. Beginning in 2005, we began structuring our securitizations as owner-trust transactions and issued our securitizations from our Real Estate Investment Trust ("REIT") subsidiary. For federal tax purposes, owner-trust transactions are accounted for as borrowing transactions (debt-for-tax treatment), which facilitates compliance with the applicable REIT income and asset tests and allows us to defer recognition of any taxable gains associated with the securitized mortgage loans. Although we intend to continue to structure most of our securitizations as owner-trusts transactions, we may engage in REMIC securitizations in the future. We have in the past, and may in the future, recognize excess inclusion income attributable to the interests we retain in these securitization transactions, which could have negative tax consequences to us or our stockholders.

Whole-Loan Sales. Whole-loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis. We have found that, from time to time, we can receive better economic results by selling some of our mortgage loans on a whole-loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole-loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. During the three months ended March 31, 2006 and 2005, we sold whole-loans without recourse to third-party purchasers (with the exception of a premium recapture reserve described below) and on a servicing-released basis of $164.7 million and $105.4 million, respectively. The average gross premium we received for the whole loans sold during the three months ended March 31, 2006 was 3.44%, compared to 3.95% for the comparable 2005 period. The gross premium paid to us by third-party purchasers in whole-loan sale transactions does not include premiums we pay to originate the mortgage loans, net deferred origination fees, or premium recapture - each of which are components of the gain on sale calculation.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate recapture losses primarily based  upon historical premium recaptures and by reviewing the types of loan products, interest rates, borrower prepayment fee, if any, and an estimate of the impact of future interest rate changes may have on early repayments. The premium recapture reserve totaled $745,000 and $619,000 at March 31, 2006 and December 31, 2005, respectively.

During the three months ended March 31, 2006 we established a secondary market reserve for losses that arise in connection with loans that we may be required to repurchase from whole-loan sale investors. The secondary market reserve, which totaled $175,000 at March 31, 2006, covers our estimated exposure to losses arising from loan repurchases, or the net settlement, related to representation and warranty claims by investors. We estimate the exposure primarily based upon historical repurchases and we estimate losses using a detailed analysis of historical loan performance by product type and origination year, similar to the analysis performed for the allowance for loan losses related to our mortgage loans held for investment portfolio. We had no such reserve at December 31, 2005 or March 31, 2005.

Other Income. In addition to the income and cash flows we earn from securitizations (accounted for as sales and secured financings) and whole-loan sales, we also earn income and generate cash flows from:

•	any fair value adjustments related to the excess cashflow certificates in accordance with EITF 99-20, and
•	miscellaneous interest income, including prepayment penalties received on some of the mortgage loans we sold in connection with our securitizations prior to 2002.

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

•
Cash flows from corridors - we receive payments on corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) from third-party cap providers through the securitization trusts (which, when we sell NIM notes, are only received after the NIM notes are paid in full).

       The accounting estimates we use to value excess cashflow certificates are deemed to be “critical accounting estimates” because they can materially affect our income. The valuation of our excess cashflow certificates is highly dependent upon the reasonableness of our assumptions and the predictiveness of the relationships that drive the results of our valuation model. The assumptions we utilize, described below, are complex as we must make judgments about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more complex. Management uses internal, historical mortgage loan performance data and forward LIBOR interest rate curves to value future expected excess cash flows. The amount recorded for the excess cashflow certificates is subsequently reduced for cash distributions we receive, increased for the expected return and adjusted for changes in fair value of these excess cashflow certificates.

We believe that our assumptions used to determine fair value are reasonable based upon the estimates using our historical loan performance and the performance of similar mortgage pools from other lenders - in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things. However, these are only estimates and it is virtually impossible to predict the actual level of prepayments and losses, which also are driven by consumer behavior and as such, there can be no assurance as to the accuracy of the assumptions or estimates.

In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period over which the uncertainties exist, the greater the potential for volatility in our valuation assumptions, which may impact the fair value of our excess cashflow certificates. The fair value of each excess cashflow certificate represents the present value of the future cash flows we expect to receive in the future based upon our best estimates.

The assumptions used to determine fair value are the following:

A. Prepayments. We base our prepayment rate assumptions on our ongoing analysis of the performance of the mortgage pools we previously securitized, and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types based on our experience with different loan product types exhibiting different prepayment patterns. Generally, our mortgage loans can be grouped into two loan products - fixed-rate loans and adjustable-rate loans. With fixed-rate loans, an underlying borrower’s interest rate remains fixed throughout the life of the loan. Our adjustable-rate loans are a “hybrid” between fixed- and adjustable-rate loans, in that the interest rate generally remains fixed, typically for the first two or three years of the loan, and then adjusts, typically every six months thereafter. We also take into account within each product type factors other than interest rates that can affect our prepayment rate assumptions.

We have found that the rate at which borrowers prepay their loans tends to fluctuate. In general, prepayment speeds are lowest in the first month after origination. Thereafter, prepayment speeds generally increase until a peak speed is reached. Generally, loans will continue to prepay at the peak speed for some period of time, and then prepayment speeds typically begin to decline. We use prepayment assumptions that reflect these tendencies. The following table shows our assumptions regarding the percentage of loans that will be prepaid during the first month following the closing of a loan, peak speed over the life of a loan and the peak speed from March 31, 2006 forward:

Loan Type	Month One	Peak Speed Over the Life	Peak Speed from March 31, 2006 Forward
Fixed rate	4.0%	45.0% to 50.0%	35.0% to 40.0%
Adjustable-rate	4.0%	75.0%	35.0% to 75.0%

Our assumption regarding the peak speed over the life for fixed rate loans ranged from 35% to 40% prior to September 30, 2005. We revised our peak speed over the life assumption as of September 30, 2005 to reflect the prepayment trend experienced within the loan pools, which has remained consistent through March 31, 2006.

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

       B. Default Rate. The default rate is the percentage of estimated total loss of principal, interest and related advances that will take place over the life of the mortgage loans within a loan pool compared to the total original principal balance of the mortgage loans in the pool. A default rate is determined for each securitization reflecting the overall credit scores, average loan sizes and layered risks on the fixed- and adjustable-rate loans comprising each securitization trust. We apply a default or loss rate to the excess cashflow certificate because it is the “first-loss” piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. We revised our estimated default rates at September 30, 2005 to reflect the better-than-expected pool performance on our underlying securitizations. The current default rates, which are consistent with the revised rates at September 30, 2005, applied on the excess cashflow certificates range from 4.0% to 8.5%, with the majority ranging from 4.0% to 5.0%. Prior to September 30, 2005, our default rate assumptions ranged from 4.5% to 8.0%, with the majority ranging from 4.5% to 5.0%.

C. Forward LIBOR Curve. The forward LIBOR curve is used to project future interest rates, which affects both the rate to the floating-rate asset-backed security investors (primarily indexed off the one-month LIBOR) and the adjustable-rate mortgage loans sold to the securitization trust (a fixed rate of interest for either the first 24 or 36 months and a variable rate of interest thereafter indexed off the six-month LIBOR). Most of our loans are fixed-rate mortgages, and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As a result, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will impact our excess spread. If LIBOR is lower than anticipated, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we will receive less income and less excess cash flow than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding. We have adjusted the valuation of each excess cashflow certificate to use a forward interest rate curve that represents both today’s rates and the expectation for rates in the future. We adjusted our forward LIBOR curve assumptions as of March 31, 2006, and believe that the forward LIBOR curve we use reflects the estimate of future LIBOR rates.

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

We utilized a discount rate of 18% at March 31, 2006 and December 31, 2005 on all excess cashflow certificates (a discount rate of 15% was utilized at March 31, 2005).

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

        In accordance with SFAS No. 133, we record all of our derivatives on our consolidated balance sheet at fair value. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from a change in fair value are recognized in current period earnings. When derivatives are used as hedges, hedge accounting is permitted only if we document the hedging relationship and its effectiveness at the time we designate the derivative as a hedge instrument. If we meet certain requirements under SFAS No. 133, we may account for the hedge instrument as a cash flow hedge.

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

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors exceeds 125% or falls below 80%, since the notional amount is the only critical term that varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. An assessment analysis is then prepared by management to determine the go-forward treatment of the hedges that failed the retrospective test to determine if any portion of the hedge may still qualify for hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge; the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

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

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset. This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized. Management believes that, based upon on the available evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, at March 31, 2006 and December 31, 2005, we did not maintain a valuation allowance against our deferred tax assets.

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

       In order to estimate an appropriate allowance for losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical mortgage loan performance data. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, and an estimate is created. In accordance with SFAS No. 5, we believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the amount of the allowance for loan losses. A provision for loan losses is charged to our consolidated statement of operations. Losses incurred, if any, will be written-off against the allowance for loan losses.

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

In accordance with SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement. Due to the significant effects of Hurricanes Katrina and Rita on a portion of our mortgage loans held for investment portfolio, management identified certain loans located in FEMA declared disaster areas as meeting the criteria under SFAS No. 114 requiring a separate loan impairment review. Based upon the analysis performed, we identified specific mortgage loans in which the borrowers’ abilities to repay the loan in accordance with their contractual terms was impaired. We assessed the extent of damage to the underlying collateral and the extent to which damaged collateral is not covered by insurance in determining the amount of specific reserves needed. We established specific reserves for these affected mortgage loans based upon estimates of loss exposure. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the mortgage loans in the affected areas.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

General

Our net income for the three months ended March 31, 2006 was $6.6 million, or $0.32 per share basic and $0.31 per share diluted, compared to net income of $2.1 million, or $0.10 per share basic and diluted, for the three months ended March 31, 2005. The increase in net income during the three months ended March 31, 2006 primarily relates to the growth in the net interest income we realized from our mortgage loans held for investment portfolio, which has grown each quarter since our change from gain-on-sale accounting to portfolio accounting in the first quarter of 2004. Additionally, the increase in net income relates to an increase in non-interest income arising from the increase in the fair value of our excess cashflow certificates of $3.3 million, pre-tax, recorded during the three months ended March 31, 2006.

We recorded net interest income after provision for loan losses of $28.3 million during the three months ended March 31, 2006, an increase of $8.1 million, or 39.9%, from $20.2 million in the same period in 2005. The increase in net interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $5.1 billion of mortgage loans held for investment at March 31, 2006 compared to $2.9 billion of these loans held at March 31, 2005. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $5.0 billion in financing on mortgage loans held for investment at March 31, 2006, compared to $2.8 billion of financing on mortgage loans held for investment at March 31, 2005. During the three months ended March 31, 2006, total non-interest income increased by $2.5 million and total non-interest expense increased by $3.2 million, compared to the same period in 2005. The increase in non-interest income primarily reflects the impact of increases in the net gain on the sale of mortgage loans and the increase in the fair value of our excess cashflow certificates we experienced during the three months ended March 31, 2006, while the increase in non-interest expense primarily reflects the expenses associated with increases in origination volume, primarily reflected in the increase in payroll and related costs.

We originated $944.7 million of mortgage loans during the three months ended March 31, 2006, representing a $108.0 million, or 12.9%, increase from the $836.7 million of mortgage loans originated during the three months ended March 31, 2005. We securitized and/or sold $1.0 billion of loans during the three months ended March 31, 2006, representing a $184.3 million, or 21.5%, increase from the $855.4 million of loans securitized and/or sold during the same period in 2005.

Net Interest Income

We recorded net interest income of $34.7 million during the three months ended March 31, 2006, an increase of $7.6 million, or 28.1%, from the $27.1 million recorded in the same period in 2005. The increase in net interest income primarily reflects the net effect of the increases in the average balance of mortgage loans held for investment and the related financing during the three months ended March 31, 2006 compared to the same period in 2005. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

Interest Income. Interest income increased $47.1 million, or 85.8%, to $102.0 million for the three months ended March 31, 2006, from $54.9 million for the comparable period in 2005. The increase is primarily due to (1) the increase in interest income of $43.1 million on our loans held for investment - securitized, which totaled $5.0 billion at March 31, 2006 as compared to $2.8 billion at March 31, 2005; (2) the increase in interest income of $2.4 million related to the increase in the average amount of mortgage loans held for investment - pre-securitization during the three months ended March 31, 2006 compared to the same period in 2005; and (3) the increase in asset-backed security interest received from securitization trusts on fixed-rate asset-backed securities at the time of settlement - due to the increase in fixed-rate asset-backed securities issued during the three months ended March 31, 2006, compared to the asset-backed securities issued in the same period of 2005.

The following table is a summary of interest income:

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Interest income on mortgage loans held for investment - pre-securitization, net	$9,301	$6,854
Interest income on mortgage loans held for investment - securitized, net (1)	89,055	45,926
Interest income on excess cashflow certificates	243	488
Asset-backed security interest	3,374	1,607
Miscellaneous interest income	--	1
Total interest income	$101,973	$54,876

(1) The amount for the three months ended March 31, 2006 and 2005 includes $4.2 million and $2.2 million, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $39.5 million to $67.3 million for the three months ended March 31, 2006 from $27.8 million for the comparable period in 2005. The increase primarily was due to the increase in interest expense related to the increased securitization debt and, to a lesser extent, the increase in loans originated and financed during the three months ended March 31, 2006 on our warehouse facilities, compared to the same period in 2005. The increase in interest expense also reflected the 108 basis point increase in the average cost of funds on the mortgage loans held for investment financing for the three months ended March 31, 2006 as compared to the comparable period in 2005. To a lesser extent, the increase in interest expense was due to higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The one-month LIBOR rate increased on average to 4.61% for the three months ended March 31, 2006, compared to an average of 2.64% for the same period in 2005.

The following table presents the components of interest expense:

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Interest expense on warehouse financing	$7,883	$4,046
Interest expense on mortgage loans held for investment financing (1)	59,113	23,668
Interest expense on other borrowings	105	69
Other interest expense	165	--
Total interest expense	$67,266	$27,783

(1) The amount for the three months ended March 31, 2006 and 2005 includes $744,000 and $1.4 million, respectively, of amortized deferred securitization debt issuance expenses and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan loss at an appropriate level for currently existing probable losses of principal. We recorded a provision for loan losses of $6.4 million and $6.9 million for the three months ended March 31, 2006 and 2005, respectively, related to mortgage loans held for investment. The amount of the provision for loan losses reflects the performance and seasoning of our mortgage loans held for investment during the respective quarter.

Non-Interest Income

       Total non-interest income increased by $2.5 million, or 30.3%, to $10.6 million for the three months ended March 31, 2006, from $8.1 million for the comparable period in 2005. The increase in non-interest income primarily resulted from the increase in the gain recorded from the increase in the fair value of the excess cashflow certificates of $523,000, coupled with a $1.9 million increase in the net gain on sale of mortgage loans, during the three months ended March 31, 2006 as compared to the same period in 2005.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture reserve. During the three months ended March 31, 2006 and 2005, we recorded a net gain on the sale of mortgage loans of $7.2 million and $5.3 million, respectively, on the sale of $164.7 million and $105.4 million, respectively, of mortgage loans on a whole-loan basis.

The following table is a summary of our net gain on sale of mortgage loans for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Net Gain on Sale of Mortgage Loans:
Loans sold	$164,711	$105,419

Gain on whole-loan sales	$5,671	$4,162
Premium recapture reserve	(235)	(166)
Net loan origination fees	1,800	1,296
Net gain on sale recorded	$7,236	$5,292

Net gain on sale recorded as a percent of loans sold	4.39%	5.02%

Net gain on sale of mortgage loans increased $1.9 million, or 36.7%, to $7.2 million for the three months ended March 31, 2006, from $5.3 million for the comparable period in 2005. This increase was directly related to the volume of loan sales quarter over quarter. The impact from the increase in volume was partially offset by a decrease in the premium received. During the three months ended March 31, 2006, we sold $164.7 million (at a weighted average gross sales price of 3.44%) of mortgage loans on a whole-loan servicing-released basis, compared to $105.4 million (at a weighted average gross sales price of 3.95%) for the same period in the prior year.

The weighted average net gain-on-sale ratio for the three months ended March 31, 2006 and 2005 was 4.39% and 5.02%, respectively. The weighted-average net gain-on-sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Other Income. Other income increased $525,000, or 18.4%, to $3.4 million for the three months ended March 31, 2006, from $2.9 million for the three months ended March 31, 2005. The increase in other income primarily relates to a fair value adjustment on our excess cashflow certificates of $3.3 million for the three months ended March 31, 2006, as compared to a $2.7 million fair value adjustment on our excess cashflow certificates during the same period in 2005. The increase in the fair value of our excess cashflow certificates for the three months ended March 31, 2006 primarily was driven by lower losses on the underlying loans and the impact of our revised assumptions, specifically the lowering of the expected losses and/or changed shape of the loss curve used to value the excess cashflow certificates, to reflect losses occurring at a later date than originally anticipated.

Non-interest Expense

       Total non-interest expense increased by $3.2 million, or 12.7%, to $28.1 million for the three months ended March 31, 2006, from $24.9 million for the comparable period in 2005. The increase primarily is due to an increase in payroll and related costs associated with a 12.9% increase in our mortgage loan production and a 13.2% increase in personnel, coupled with an increase in other production related expenses. Additionally, offsetting non-interest expense was the $275,000 gain recorded on derivative instruments relating to the ineffective portion of our derivatives that is recognized through current earnings during the three months ended March 31, 2006 compared to a $16,000 gain recorded for the three months ended March 31, 2005.

       Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all non-loan production related employees and non-deferrable loan production related employees cost.

       Payroll and related costs increased by $1.8 million, or 12.4%, to $17.0 million for the three months ended March 31, 2006, from $15.2 million for the comparable period in 2005. The increase primarily was the result of higher compensation and related payroll costs associated with an increase in our staff. As of March 31, 2006, we employed 1,323 full- and part-time employees, an increase of 13.2% over our 1,169 full- and part-time employees as of March 31, 2005. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of a 12.9% increase in loan production during the three months ended March 31, 2006 compared to the same period in 2005.

       General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, professional fees, travel and entertainment expenses, advertising and promotional expenses.

General and administrative expenses increased $1.5 million, or 15.7%, to $11.3 million for the three months ended March 31, 2006, from $9.8 million for the comparative period in 2005. The increase primarily was due to an increase in expenses associated with a 12.9% increase in loan production during the three months ended March 31, 2006 compared to the same period in 2005 (which includes higher advertising, promotional and marketing expenses), and the consequent 13.2% increase in personnel and expenses related to our ongoing expansion of our wholesale and retail divisions (which includes rent and depreciation expenses).

       Gain on Derivative Instruments. The gain on derivative instruments recorded during the three months ended March 31, 2006 represents the (1) ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing, and (3) changes in the fair value of the derivative instruments classified as trading securities.

During the three months ended March 31, 2006, we recorded a net gain on derivative instruments of $275,000 as compared to a net gain on derivatives of $16,000 during the three months ended March 31, 2005. During the three months ended March 31, 2006 we recorded a gain of $60,000 on the ineffective portion of corridors and interest rate swaps, compared to a gain of $16,000 recorded on the ineffective portion of certain corridors and interest rate swaps during the three months ended March 31, 2005. At March 31, 2006, we hold $1.3 million of corridors which have been classified as trading assets within prepaid and other assets. These corridors were no longer deemed “highly effective,” as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%, and were classified as trading securities. During the three months ended March 31, 2006, a gain of $215,000 was recorded to earnings on the changes in fair value of the corridors held as trading securities. During the three months ended March 31, 2005, none of the corridors tested failed the effectiveness test.

Income Taxes

Deferred tax assets and liabilities are recognized based upon the income reported in the consolidated financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

We recorded an income tax expense of $4.2 million for the three months ended March 31, 2006 on pre-tax income of $10.8 million recorded for the period (utilizing an effective tax rate of approximately 39.1%). We recorded income tax expense of $1.4 million for the three months ended March 31, 2005 on a pre-tax income of $3.4 million (utilizing an effective tax rate of approximately 40.1%).

Financial Condition

March 31, 2006 compared to December 31, 2005

       Cash and cashequivalents. Cash and cash equivalents increased $1.0 million, or 21.9%, to $5.7 million at March 31, 2006, from $4.7 million at December 31, 2005. This increase primarily was related to timing of cash received and disbursed from normal operations.

Mortgage Loans Held for Investment,Net. Mortgage loans held for investment, net increased $454.9 million, or 9.8%, to $5.1 billion at March 31, 2006, from $4.6 billion at December 31, 2005. This account represents our basis in the mortgage loans that either were delivered to the securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net:

	At March 31,	At December 31,
(Dollars in thousands)	2006	2005
Mortgage loans held for investment - securitized	$4,991,500	$4,430,775
Mortgage loans held for investment - pre-securitization	174,147	270,372
Discounts (MSR related)	(30,033)	(26,750)
Net deferred origination fees	(12,005)	(10,735)
Allowance for loan losses	(41,911)	(36,832)
Mortgage loans held for investment, net	$5,081,698	$4,626,830

We maintain an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future (generally an 18-to 24-month period) on our mortgage loans held for investment. At March 31, 2006 and December 31, 2005, we established an allowance for loan losses totaling $41.9 million and $36.8 million, respectively, based upon our analysis of the mortgage loans held for investment portfolio, including a $1.7 million and $1.7 million, respectively, reserve for probable loan losses on mortgage loans specifically identified as impaired (which primarily consists of loans related to Hurricanes Katrina and Rita). The increase in the allowance for loan losses primarily is driven by the growth and seasoning of our mortgage loans held for investment portfolio. We have not substantively changed any aspect of our overall approach in the determination of the allowance for loan losses under SFAS No. 5, and there have been no material changes in our assumptions or estimates as compared to the prior year that impacted the determination of the allowance for loan losses at March 31, 2006.

The following table sets forth a summary of the activity in the allowance for loan losses for the three months ended March 31, 2006 and for the year ended December 31, 2005:

(Dollars in thousands)	For the Three Months Ended March 31, 2006	For the Year Ended December 31, 2005
Allowance for loan losses - beginning of year	$36,832	$10,278
Provision for loan losses (1)	6,404	28,592
Charge-offs (2)	(1,325)	(2,038)
Allowance for loan losses - end of period	$41,911	$36,832

(1)   The provision for loan losses for the three months ended March 31, 2006 and for the year ended December 31, 2005 includes an $11,000 and $1.7 million, respectively, specific provision related to probable losses attributable to impaired loans. The specific provision for the three months ended March 31, 2006 is net of a $182,000 reversal in the portion of the provision related to the loans in Hurricanes Katrina and Rita disaster areas. The specific provision recorded for the year ended December 31, 2005 all related to the loans in Hurricanes Katrina and Rita disaster areas.

(2)   The charge-offs for the three months ended March 31, 2006 and for the year ended December 31, 2005 includes a $61,000 and $3,000, respectively, charge-off against the specific allowance for loan losses attributable to loans in Hurricanes Katrina and Rita disaster areas.

At March 31, 2006 and December 31, 2005, a specific reserve for impaired loans totaled $1.7 million. The majority of the specific reserve at March 31, 2006 ($1.5 million) and all of the specific reserve at December 31, 2005 relates to the impaired loans within mortgage loans held for investment that are located in the Hurricanes Katrina and Rita disaster areas designated by FEMA. Our specific allowance for loan losses at March 31, 2006 and December 31, 2005 is based upon our probable loss exposure attributable to 29 properties (26 of these properties are Hurricane Katrina and Rita related) and 35 properties, respectively, securing a total unpaid principal balance of $3.8 million ($3.1 million of this balance is Hurricane Katrina and Rita related) and $3.9 million, respectively, in the affected areas. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas.

Trustee Receivable. Trustee receivable increased $17.3 million, or 30.9%, to $73.5 million at March 31, 2006 from $56.2 million at December 31, 2005. Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of March 31, 2006 and December 31, 2005 totaled $66.6 million and $50.7 million, respectively, relating to the securitizations accounted for as secured financings. The trustee is expected to remit these amounts on the following month’s scheduled remittance date, at which time they mainly will be used to pay down principal on the related financing on mortgage loans held for investment, net. The balance in trustee receivable also includes the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us one month after collection (i.e., interest collected by the third-party servicer after our March 2006 remittance cut-off date will be remitted to us in April 2006).

Accrued Interest Receivable. Accrued interest receivable increased $2.3 million, or 8.7%, to $29.3 million at March 31, 2006, from $27.0 million at December 31, 2005. The increase is due to the 12.7% increase in mortgage loans held for investment - securitized from December 31, 2005, offset by the 35.6% decrease in mortgage loans held for investment - pre-securitization during the same period. The increase in accrued interest receivable also includes the effect of an increase in the weighted-average interest rates on the mortgage loans held for investment - securitized and mortgage loans held for investment - pre-securitization of 10 basis points and 67 basis points, respectively, from December 31, 2005 to March 31, 2006.

Excess CashflowCertificates. The following table presents the activity related to our excess cashflow certificates for the three months ended March 31, 2006 and for the year ended December 31, 2005:

(Dollars in thousands)	For the Three Months Ended March 31, 2006	For the Year Ended December 31, 2005
Balance, beginning of year	$7,789	$14,933
Accretion	243	1,593
Cash receipts	(6,237)	(23,146)
Net change in fair value	3,261	14,409
Balance, end of period	$5,056	$7,789

       Since we began structuring our securitizations in 2004 to be accounted for as secured financings, we no longer record excess cashflow certificates (but rather the underlying mortgage loans) on newly issued securitizations on the consolidated balance sheet. We did not sell any excess cashflow certificates during the three months ended March 31, 2006 and 2005.

The decrease in the fair value of our excess cashflow certificates for the three months ended March 31, 2006, as compared to the same period in 2005, is primarily due to the timing of cash receipts and losses on the underlying loans, coupled with the change in the amount of remaining residual cash flows. Actual losses for the three months ended March 31, 2006 were lower than the anticipated losses, resulting in the receipt of cash earlier than expected. In addition, we revised the assumptions used to determine the fair value of the excess cashflow certificates during the first quarter of 2006 and the third quarter of 2005. The most notable of the changed assumptions was the third quarter 2005 decrease in the amount of expected losses over the remaining term of several of the certificates and the revised shape of the loss curve due to better-than-expected performance of the mortgage loans that underlie the excess cashflow certificates. As a result of the lower losses and the increased cash flow, the return was higher on the excess cashflow certificates during the three months ended March 31, 2006.

Equipment, Net. Equipment, net, increased $268,000, or 4.0%, to $7.0 million at March 31, 2006, from $6.7 million at December 31, 2005. This increase primarily is due to increased purchases of computer equipment and office furnishings during the three months ended March 31, 2006, which reflects our office expansions occurring during the period. Most of the equipment purchased during the first three months of 2006 will be depreciated over a three- to five-year period from the date acquired.

Accounts Receivable. Accounts receivable decreased $1.1 million, or 21.0%, to $4.0 million at March 31, 2006, from $5.1 million at December 31, 2005. This decrease primarily is due to a decrease in amounts due from the third-party servicer. The decrease in servicer receivables relates to the decrease in our mortgage loans held for investment - pre-securitization portfolio during the three months ended March 31, 2006. The servicer receivables generally are comprised of the principal and interest payments collected by our loan servicing provider during the month and remitted to us one month after collection (i.e., principal and interest collected by the third-party servicer during March 2006 will be remitted to us in April 2006).

Prepaid and Other Assets. Prepaid and other assets increased $5.2 million, or 16.9%, to $35.7 million at March 31, 2006, from $30.5 million at December 31, 2005. The increase is primarily due to the (1) $1.1 million increase in deferred securitization debt issuance costs that are recognized over the estimated life of the securitization debt as a yield adjustment to interest expense, (2) $4.1 million increase in REO properties due to the expected seasoning of the loan portfolio, and (3) recording of a $940,000 deferred gain which represents the fair value of the derivatives (swaps) used to hedge our cost of funds on our expected second quarter 2006 securitization debt. These increases were offset partially by a $906,000 decrease in the fair value of our derivatives (prepaid corridors) used to hedge our securitization debt.

At March 31, 2006 and December 31, 2005, we held $8.5 million and $4.4 million, respectively, of REO properties, which we carry at the lower of cost or fair value, less estimated selling costs.  The fair value of the REO properties were written down by $131,000 during the three months ended March 31, 2006. We recorded write downs of $213,000 during the year ended December 31, 2005.

Deferred Tax Asset. The deferred tax asset decreased by $5.2 million, or 9.5%, to $49.7 million at March 31, 2006, from $54.9 million at December 31, 2005. The decrease is primarily due to timing differences in GAAP income and taxable income recognition. The decrease in the deferred tax asset primarily relates to gain-on-sale accounting versus REMIC tax accounting for securitizations entered into prior to 2004, our 2004 securitizations which were accounted for as secured financings, and which for tax purposes were accounted for as REMIC transactions and are treated as sales, deferred origination fees and a $2.6 million decrease in deferred taxes related to the increase in the fair value of the hedge instruments within accumulated OCI. The decrease partially was offset by increases in the differences related to loan loss provision and actual charge-offs, and realized gains and losses on derivatives (interest rate swaps) associated with hedging the securitization debt issuance (financing costs).

Commencing in the first quarter of 2005, we began issuing our securitizations from a newly created subsidiary that we elected to treat as a REIT (also referred to as a “Captive REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The securitization was structured as a “debt-for-tax” transaction. Our prior to 2005 securitizations all were  structured as “sale-for-tax” transactions. The tax structure was changed to more closely conform to the GAAP accounting treatment.

Bank Payable. Bank payable decreased $71,000, or 3.7%, to $1.8 million at March 31, 2006, from $1.9 million at December 31, 2005. Bank payable represents the amount of checks written against our operating account which subsequently are covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

       Warehouse Financing. Our warehouse financing decreased $99.7 million, or 44.7%, to $123.2 million at March 31, 2006, from $222.8 million at December 31, 2005. The decrease was primarily due to a $96.2 million decrease in the amount of mortgage loans held for investment - pre-securitization. Additionally impacting the amount of outstanding borrowings under our warehouse credit facilities was the increase in the amount of self-funded loans from December 31, 2005 to March 31, 2006.

Financing on Mortgage Loans Held for Investment, Net. Our financing on mortgage loans held for investment, net increased $555.8 million, or 12.5%, to $5.0 billion at March 31, 2006, from $4.4 billion at December 31, 2005. This increase in the issuance of asset-backed securities corresponds to the increase in loans held for investment - securitized during the three months ended March 31, 2006. The balance of this account generally will  increase in proportion to the increase in mortgage loans held for investment - securitized.

Other Borrowings. Other borrowings decreased $585,000, or 12.2%, to $4.2 million at March 31, 2006, from $4.8 million at December 31, 2005. The decrease was due to the reduced need for equipment financing during the first quarter of 2006, as equipment purchases were made from available funds.

The following table summarizes certain information regarding other borrowings at March 31, 2006 and December 31, 2005:

(Dollars in thousands)
Equipment Financing	Range of Interest Rates	Balance	Range of Expiration Dates

At March 31, 2006	3.29% to 12.45%	$ 4,200	April 2006 to December 2008

At December 31, 2005	3.29% to 12.45%	$ 4,785	January 2006 to December 2008

Accrued Interest Payable. Accrued interest payable increased $3.2 million, or 24.4%, to $16.3 million at March 31, 2006, from $13.1 million at December 31, 2005. The increase primarily was related to the increase in the outstanding balance of our financing on mortgage loans held for investment, net, which increased $555.8 million, or 12.5%, at March 31, 2006 from December 31, 2005. The amount of accrued interest payable also increased due to an increase in the weighted average cost on mortgage loans held for investment financing to 5.30% at March 31, 2006 from 4.92% at December 31, 2005.

Accrued interest payable related to warehouse borrowings represented $114,000 and $279,000 of the balance at March 31, 2006 and December 31, 2005, respectively. The decrease is due to a 44.7% decrease in warehouse financing offset by a 44 basis point increase (4.83% at March 31, 2006 compared to 4.39% at December 31, 2005) in the index utilized to calculate the interest expense related to those borrowings.

       Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $3.1 million, or 9.1%, to $36.3 million at March 31, 2006, from $33.2 million at December 31, 2005. The increase was primarily due to a $2.7 million increase in accrued servicer payables related primarily to our accounting for loan securitizations as secured financings beginning in 2004, and to the lesser extent, increases in reserves related to legal, premium recapture, recourse loans and representation and warranty indemnifications, partially offset by a reduction in current taxes payable during the same period.

       Stockholders’ Equity. Stockholders’ equity increased $10.4 million, or 9.7%, to $117.2 million at March 31, 2006 from $106.8 million at December 31, 2005. This increase primarily is  due to (1) the recording of $6.6 million in net income for the three months ended March 31, 2006, (2) a $4.1 million, net of tax, increase in the cumulative OCI related to the net unrealized gains from derivatives, and (3) the $137,000 of proceeds we received from the exercise of 137,800 stock options from authorized but unissued shares during the same period, offset by the accrual of $1.0 million in common stock dividends that were declared on March 31, 2006 and paid on April 14, 2006.

Additionally increasing stockholders’ equity was the effect of the adoption of SFAS No. 123(R) which removed from stockholders’ equity the unearned common stock held by the SIP on January 1, 2006. During the fourth quarter of 2005, we contributed 157,275 shares, or $1.2 million, of our common stock to the SIP which represented deferred compensation and was initially recorded as a component of stockholders’ equity.

Contractual Obligations

The following table summarizes our material contractual obligations as of March 31, 2006:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backedsecurities (1)	$4,992,688	$1,891,877	$1,912,378	$660,256	$528,177
Operating leases	$22,285	$6,392	$10,236	$5,199	$458
Equipment financing	$4,200	$311	$3,889	$--	$--

(1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At March 31, 2006 and December 31, 2005, we had outstanding origination commitments to fund approximately $114.8 million and $104.8 million, respectively, in mortgage loans.

Off-Balance Sheet Arrangements

Substantially all of our off-balance sheet arrangements relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e., the excess cashflow certificates), there is $763.6 million in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of March 31, 2006. These trusts have issued asset-backed securities secured by these mortgage loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third-party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. See “ - Securitizations” for additional information regarding these transactions.

Liquidity and Capital Resources

       The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses, tax payments and planned dividend payments. We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We generate working capital primarily from the cash proceeds from our quarterly securitizations, including the sale of MSRs. Our current cost structure has many embedded fixed costs, which are not likely to be significantly affected by a relatively substantial change in our loan origination volume. If we can continue to originate a sufficient amount of mortgage loans and continue our practice of securitizations, we expect to generate sufficient cash proceeds from our securitization financings, whole-loan sales and the cash flows from our growing portfolio of mortgage loans held for investment to offset our current cost structure and cash uses. However, we may choose to not sell MSRs or reduce the amount of securitization debt we issue, which will negatively impact our cash flow in any period we do so.

We believe we must generate sufficient cash from the following in order to sustain our current level of working capital:

•	the proceeds we receive from selling or financing asset-backed securities in connection with our securitizations;

•	the proceeds from the sale of MSRs to a third-party mortgage servicer;

•	the premiums we receive from selling whole-loans on a servicing released basis;

•	origination fees collected on newly closed loans;

•	the cash flow from corridors;

•	excess cashflow certificates we retained in connection with our securitizations prior to 2004; and

•	principal and interest payments we receive on our loans held for investment.

Currently, our primary uses of cash include the funding of:

•	mortgage loans held for investment - pre-securitization which are not financed;

•	interest expense on warehouse lines of credit, financing of mortgage loans held for investment, and other financings;

•	scheduled principal pay-downs on financing of mortgage loans held for investment, warehouse lines of credit and other financings;

•	transaction costs, derivative costs and credit enhancement (O/C) in connection with our securitizations;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•	tax payments, including those related to excess inclusion income generated from our excess cashflow certificates and all, or a portion, of our dividends received from our REIT subsidiary; and

•	common stock dividends.

Historically, we have financed our operations utilizing securitization financings, various secured credit financing facilities, issuances of corporate debt, issuances of equity, and MSRs sold in conjunction with each of our securitizations to support our originations, securitizations, and general operating expenses.

       We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for our repurchase of any of the mortgage loans that become subject to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $716,000 and $762,000 at March 31, 2006 and December 31, 2005, respectively. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $303,000 and $310,000 at March 31, 2006 and December 31, 2005, respectively.

Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in “Part II. Item 1A. - Risk Factors”), we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least the next 12 months, however, there can be no assurance that we will be successful in this regard.

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

To originate and accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit. Throughout each quarter as we amass loans for inclusion in each quarter’s securitization, a significant portion of our total warehouse financing lines will be utilized to fund loans. The material terms and features of our financing facilities in place at March 31, 2006 are as follows:

       RBS Greenwich Capital Warehouse Line of Credit. We have a $350.0 million facility with RBS Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over one-month LIBOR. This facility provides us with the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The facility provides the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent. Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages. This facility expires in October 2006. As of March 31, 2006, the outstanding balance under the facility was $23.7 million.

       Citigroup Warehouse Line of Credit. We have a $350.0 million facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent. Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages. This facility expires in May 2006. As of March 31, 2006, the outstanding balance under the facility was $99.5 million.

Bank of America Warehouse Line of Credit. We have a $350.0 million facility with Bank of America, LLC which bears interest based upon a fixed margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent and a limited amount of mortgage loans between 60 to 89 days delinquent. This facility expires in August 2006. As of March 31, 2006, we had no outstanding balance under the facility.

Friedman, Billings, Ramsey Line of Credit. We have a $200.0 million multi-seller asset-backed commercial paper facility with Friedman, Billings, Ramsey (“FBR”), which bears interest based upon a fixed margin over one-month LIBOR. This facility allows for the funding and aggregation of mortgage loans using funds generated through the sale of short-term commercial paper. This facility expires in May 2006. As of March 31, 2006, we had no outstanding balance under the facility.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of March 31, 2006.

Interest Rate Risk

       Our primary market risk exposure is interest rate risk. Our results of operations may be significantly affected by the level of and fluctuation in interest rates. (See “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk”).

Current Interest Rate Environment. Net interest income after provision for loan loss represents 72.7% and 71.3% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the three months ended March 31, 2006 and 2005, respectively. Accordingly, the interest rate environment has a substantial impact on our earnings. Our balance sheet is currently liability sensitive. A company with a liability sensitive balance sheet generally experiences reduced net interest income in a rising or increasing rate environment, while earnings are enhanced in a sustained decreasing rate cycle. The impact of the flattening of the yield curve recently has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted. We would expect to be negatively impacted by any substantial sustained decrease in long-term interest rates or a parallel shift in interest rates if they occur.

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

We also sell loans on a whole-loan basis, from time-to-time, to banks and other financial institutions. When we sell mortgage loans on a whole-loan basis we are normally subjected to standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans. These representations and warranties include provisions requiring us to repurchase a mortgage loan if a borrower fails to make one or more of the first loan payments due on the mortgage loan. In these instances, we are subject to repurchase risk in the event of a breach of standard representations or warranties we make in connection with these whole-loan sales.

Geographical Concentration

Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States. For the three months ended March 31, 2006, approximately 25% and 13%, based upon principal balance, of the mortgage loans we originated were on properties located in New York and Florida, respectively, with no other state representing more than 7% of the originations.

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

Inflation

       Inflation affects us most significantly in the areas of mortgage loan originations and profit margins. Interest rates normally increase during periods of rising inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation). Historically, as interest rates increase, mortgage loan production decreases, particularly from loan refinancing. Generally, in such periods of reduced mortgage loan production the associated profit margins also decline due to increased competition among loan originators and due to higher unit costs, thus further reducing our earnings. (See “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate/Market Risk”).

Impact of New Accounting Standards

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133 and No. 140. SFAS No. 155, among other things, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156. SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires, among other things, that (1) an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations and (2) all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

SFAS No. 156 also permits an entity to choose its measurement methods for each class of separately recognized servicing assets and servicing liabilities. At the date SFAS No. 156 is initially adopted, an entity with recognized servicing rights is permitted a one-time reclassification of available-for-sale securities to trading securities, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Additionally required by SFAS No. 156 is the separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

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

Changes in the general interest rate levels between the time we originate mortgage loans and the time we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income revenue by affecting the “excess spread” between the interest rate on the mortgage loans and the interest paid on the asset-backed securities issued by the securitization trusts. If interest rates rise between the time we originate the loans and the time we securitize or sell the loans, the excess spread generally narrows, resulting in a loss in value of the loans and lower net interest income for us on mortgage loans we securitize and a lower net gain on sale for us on whole loan sales. Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life in the case of securitizations and an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans rises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in our having a higher cost of funds. This decreases both the fair value of the mortgage loans and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the loans prior to their securitization or sale. As a result, we may experience lower spreads on securitized loans and a lower gain on whole-loan sales.

The following table demonstrates the sensitivity, at March 31, 2006, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

(Dollars in thousands)	Fair Value of Excess Cashflow Certificates	Decrease (Increase) To Earnings (Pre-tax basis)

Fair value as of March 31, 2006	$5,056

10% increase in prepayment speed	5,244	$(188)
20% increase in prepayment speed	5,508	(452)

10% increase in credit losses	4,722	334
20% increase in credit losses	4,492	564

10% increase in discount rates	5,013	43
20% increase in discount rates	4,978	78

10% increase in one- and six-month LIBOR	5,032	24
20% increase in one- and six-month LIBOR	5,557	(501)

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
       We regularly issue securitization asset-backed securities collateralized by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when asset-backed securities are issued. To reduce our financial exposure to changes in interest rates, our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings. We also use corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) that are designed to limit our financing costs within the securitization by maintaining minimum margins. (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities”). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment and/or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “- Interest Rate Risk/Market Risk” and “Part II. - Item 1A. - Risk Factors”).

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

       Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on the loans held pending securitization or sale and the interest paid by us for funds borrowed under our warehouse facilities. In the past, from time to time, we have undertaken specific measures to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities”). Fluctuating interest rates also may significantly affect the excess cash flows from our excess cashflow certificates, as the interest rate on some of our asset-backed securities change monthly based on one-month LIBOR, but the collateral that backs such securities are comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates (e.g., fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six month) which creates basis risk. (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Excess Cashflow Certificates”). With our transition to on-balance sheet portfolio securitizations in 2004, we may undertake to hedge our exposure to interest rate risk as described above in “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities.”

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

       Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2006, borrowings under all of our financing arrangements adjust daily or monthly. On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed-rate; the remainder contains features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This 30-year loan is fixed for its first two years and then adjusts every six months thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure enhances our net interest income during the relevant period. However, if short-term interest rates rise rapidly, the earnings potential is significantly affected, as the asset rate resets would lag behind the borrowing rate resets.

       Interest Rate Sensitivity Analysis. To assess interest sensitivity as an indication of exposure to interest rate risk, management relies on models of financial information in a variety of interest rate scenarios. Using these models, the fair value and interest rate sensitivity of each financial instrument, or groups of similar instruments, is estimated and then aggregated to form a comprehensive picture of the risk characteristics of the consolidated balance sheet.

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

We refer to the one-year and the three-year projections of net interest income as the “base case.”  Second, once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following sensitivity tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at March 31, 2006:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One Year Projection:

Net interest income (1)(2)	$114,413	$111,807	$110,191	$118,576	$125,769
Percentage change from base		(2.28)%	(3.69)%	3.64%	9.93%

Three Year Projection:

Net interest income (1)(2)	$218,631	$211,755	$206,966	$227,320	$239,395
Percentage change from base		(3.14)%	(5.34)%	3.97%	9.50%

(1) Net interest income from assets (income from mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

(2) Assumes warehouse interest expense through June 30, 2006.

Because the assumptions used in the sensitivity tables are inherently uncertain, we cannot predict precisely the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume and characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.

       Hedging. From an interest rate risk management perspective, we use interest rate swaps and corridors in an effort to offset the potential adverse effects of our exposure during a period of rising rates. In this way, management intends generally to hedge as much of the interest rate risk as determined to be in our best interest, given the cost of hedging transactions.

We seek to build a consolidated balance sheet and undertake an interest risk management program that is likely, in management’s view, to enable us to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Accordingly, the hedging program addresses income preservation, as discussed in the first part of this section.

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

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted average strike rates for corridors that we held as of March 31, 2006:

(Dollars in thousands, except strike price)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$2,169,692	$1,493,065	$423,062	$115,219	$34,554	$103,792
Weighted average strike price	$6.12	$5.45	$6.84	$7.47	$7.47	$7.41

Caps sold - notional	$2,169,692	$1,493,065	$423,062	$115,219	$34,554	$103,792
Weighted average strike price	$8.70	$8.32	$9.24	$9.30	$9.27	$9.29

Item 4. Controls and Procedures.

       Prior to the filing of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures also are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant deficiencies or material weaknesses identified during the course of this evaluation.  There have not been any changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act of 1994, the Truth-in-Lending Act, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought: (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the District Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the New York State Banking Department ("NYSBD") from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In the fourth quarter of 1999, we and the NYSBD submitted opposition to the plaintiffs’ motion. In March 2000, the District Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The District Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the District Court’s request in or about April 2004. In August 2004, the District Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and the District Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. The objectors filed their appellate brief in July 2005. We filed our appellate papers in opposition in September 2005, and the objectors filed their reply papers in September 2005. In February 2006, the Appellate Court vacated the District Court’s decision to approve the settlement, not based on the merits of the settlement, but because a motion to intervene was decided by the District Court magistrate judge and not the District Court judge. The Appellate Court instructed the District Court judge to rule on the motion to intervene and, until then, it cannot be determined if the District Court judge will also have to rule on the fairness of the settlement, or if that issue will have to return to the Appellate Court. If the settlement is not approved, we believe we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

•
In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against Delta Funding Residual Exchange Company LLC (the “LLC”), an unaffiliated limited liability company, Delta Funding Residual Management, Inc. (“DFRM”), and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest (b) specific performance of the LLC’s obligations to us in the future and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Mr. Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered the New York County action. In February 2004, the Nassau County Supreme Court denied Mr. Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Mr. Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Supreme Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Mr. Morrison’s countersuit, which the Supreme Court denied in September 2004. Discovery is proceeding. In or about October 2004, the LLC commenced an action against KPMG LLP based upon similar allegations as asserted in this action. In September 2005, it was agreed that the action against KPMG LLP would be joined with this action. In the countersuit, the LLC was granted permission to serve an amended complaint, which it did in November 2005. The amended complaint included two additional causes of action alleging breach of fiduciary duty owed to the LLC, one against us and the other against several of our officers and directors. In December 2005, we filed a motion to amend our complaint to add claims (both individually and as a member of the LLC) against Mr. Morrison arising from the same and/or similar facts and circumstances, seeking recovery for waste, for improper personal benefit, for breach of fiduciary duty (beyond those already alleged in the complaint) and for a material misstatement in the LLC’s financial statements. In April 2006 the Supreme Court dismissed our motion to amend and granted us permission to revise the motion and refile it. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

•
In or about December 2003, we received a notice that we had been named in two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek (a) certification of a class of plaintiffs, (b) direction to return fax fees charged to borrowers, and (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged (1) breach of contract, (2) statutory fraud and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims. The plaintiff was granted leave to file a motion to amend his complaint in the fax fee case, which rendered our February 2004 motion to dismiss moot. The plaintiff filed an amended complaint in July 2004 and we filed a new motion to dismiss in August 2004, which the court denied in January 2005, and we have since filed an answer in that case. In March 2004, we filed a motion to dismiss the case pertaining to per diem interest claims, which the court denied in September 2004. We have since filed an answer in that case and plaintiffs filed a motion to dismiss our affirmative defenses, which the Circuit Court granted, permitting us leave to replead the defenses with more particularity, which we have done. Discovery has commenced in both cases. In June 2005, we filed opposition papers to the plaintiff’s motion for class certification in the case pertaining to fax fee claims. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In our about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our subsidiary, Fidelity Mortgage Inc. (“Fidelity”), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act. The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys’ fees, (5) leave to add additional plaintiffs and (6) leave to amend to add claims under applicable state laws. We filed an answer and discovery has commenced. In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion. In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff’s motion for conditional class certification be granted, and that plaintiff’s motion to authorize judicial notice be granted (subject to revision and final approval by the District Court). In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge’s Report and Recommendation and the plaintiff filed its opposition to our objections. In July 2005, the District Court upheld the Magistrate Judge’s Report and Recommendation. Any potential class members who desired to join the collective action were provided an opportunity to do so during an “opt-in” period that ended in October 2005. Approximately 180 individuals, virtually all of whom are former employees, are plaintiffs in the collective action. In April 2006, the plaintiffs filed a motion for summary judgment, which we expect to oppose in May 2006. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 1A. Risk Factors.

Certain information contained in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties that exist in our operations and business environment, and are subject to change based on a variety of important factors. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “may,” “plans,” “potential,” “predict,” “should,” “could,” “is likely to,” “believe,” “to be,” “will be,” “will continue to be,” or similar words or terminology. These statements include, but are not limited to, our future profitability and our future net interest income, our future cash flows and liquidity requirements, the future performance of our loan portfolios, our plans to grow originations, the impact of changes in interest rates, our future hedging strategy, the anticipated impact to our financial statements of our change to our accounting for securitizations, our ability to realize benefits from our deferred tax asset, and our anticipated outcome of litigation and regulatory matters, as well as statements expressing optimism or pessimism about future operating results. Such statements are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act (“PSLRA”) of 1995. The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report, regarding future events and operating performance and are applicable only as of the date of such statements. By their nature, all forward-looking statements involve risk and uncertainties. We caution readers that numerous important factors discussed in this section , or detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption "Risk Factors,", in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in this Quarterly Report.

The following risks and uncertainties, and those contained in our Annual Report on 10-K for the year ended December 31, 2005, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such forward-looking statements. We undertake no obligation to update publicly any of these statements in light of future events except as required by law. There can be no assurance, however, that our expectations will necessarily come to pass. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

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

•
Our ability or inability to continue to access lines of credit at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for investment - pre-securitization and our ability or inability to comply with covenants contained in these lines of credit.  In the past our warehouse providers have agreed to increase the available capacity on our warehouse lines beyond their contractual limits. There can be no assurance that our warehouse providers would do so in the future should the need arise;

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

•
The effect that the adoption of new, or amendments to, federal, state or local lending laws and regulations and the application of these laws and regulations may have on our ability to originate loans within a particular area, or to ultimately sell those loans through securitization or on a whole-loan basis. In some instances, we may choose or be forced to severely limit, or even cease, our lending activities in a particular area. Many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, federal, state and local laws could impact O/C requirements set by the rating agencies, which could decrease the cash proceeds we may receive from our securitizations;

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

•	Potentially unfavorable outcomes related to pending legal matters, including those matters described above in “Item 1. - Legal Proceedings;”

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

•
Geopolitical risks, such as terrorist attacks in the United States or other parts of the world, conflicts involving the United States or its allies, or military or trade disruptions, may harm our business. These types of events could cause, among other things, the delay or cancellation of plans to finance a mortgage with us on the part of our customers or potential customers, or could negatively impact the capital markets and the asset-backed market in particular. Any of these events could cause business and consumer confidence and spending to decrease further, resulting in increased volatility in the United States and worldwide financial markets and potentially an economic recession in the United States and internationally, which could harm our business;

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

•
Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers’ reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. We are particularly subject to economic conditions in the northeastern U.S., where approximately 44.0% of our loans were originated during the three months ended March 31, 2006. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market;

•
The effect that poor servicing or collections by third-party servicers that service the loans we originate, and/or regulatory actions and class action lawsuits against these servicers, could have on the value of our excess cashflow certificates, the net interest spread we earn, and/or our ability to sell or securitize loans in the future;

•
A decline in the quality of servicing and/or a degradation in the financial condition of the entity servicing our mortgage loans could lower the value of our excess cashflow certificates and our securitized loan portfolio, as well as our ability to sell or securitize loans. In May 2001, we transferred our servicing portfolio to Ocwen Federal Bank FSB, a subsidiary of Ocwen Financial Corporation and a related predecessor entity to Ocwen Loan Servicing, LLC, which presently services our loan portfolio. Poor servicing by Ocwen Loan Servicing, LLC (or its parent or subsidiaries) or any other third party servicer who services the loans we originate could harm the value of securitized mortgage loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Ocwen Financial Corporation and several of its affiliates have been named as defendants in a number of purported class action lawsuits that challenge its servicing practices under applicable federal and state laws. In addition, on November 29, 2005, a jury in County Court for Galveston County, Texas, returned a verdict of $11,500,000 in compensatory and punitive damages and attorneys' fees against Ocwen Loan Servicing, LLC, in favor of a plaintiff borrower who defaulted on a mortgage loan it serviced. The plaintiff claimed that Ocwen Loan Servicing, LLC's foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. On February 9, 2006, the trial court reduced the jury verdict and entered judgment in the amount of $1,830,375. Ocwen Loan Servicing, LLC believes the judgment was against the weight of evidence and contrary to law and has asked the trial court to set it aside. Ocwen Loan Servicing, LLC intends to continue to vigorously defend this matter and, if necessary, intends to take an appeal to the Texas Court of Appeals. Further, according to its public filings, Ocwen Financial Corporation and its affiliates maintain high levels of indebtedness. Ocwen Financial Corporation is a non-investment grade company and recently terminated its banking subsidiary's status as a federal savings bank under supervision of the Office of Thrift Supervision ("OTS") and Federal Deposit Insurance Corporation ("FDIC") and has obtained, or is in the process of obtaining, necessary licensing at the state and local level. If Ocwen Financial Corporation's operations are impaired as a result of litigation, judgments, governmental investigations, its inability to repay its indebtedness when due, or further degradation of its capitalization or credit rating, our profitability and operations may be harmed.

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

•
A portion of the income we receive from our excess cashflow certificates, which are created in a REMIC securitization, is referred to as excess inclusion. In addition, all or a portion of the dividend we receive from our REIT subsidiary is considered excess inclusion, resulting from the subsidiary’s ownership of the securitization trusts (that are classified as a taxable mortgage pool). With limited exceptions, excess inclusion is always subject to tax because it cannot be offset by other deductions or by net operating losses. If the total amount of excess inclusion exceeds our regular taxable income, our liquidity would be impacted as our cash payments for federal income taxes would exceed the amount that would otherwise be required.

•
Our inability to comply with REIT qualification tests for our REIT subsidiary on a continuous basis would subject our securitization trusts issued by our REIT subsidiary to federal income tax as a corporation (as a taxable mortgage pool) and not allow it to be filed as part of consolidated income tax return with any other corporation. The REIT rules require compliance with asset, income, distribution and ownership tests. The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock. As of April 12, 2006, members of the Miller family (considered one stockholder under the attribution rule applicable to the ownership of REIT stock) own approximately 33.8% of the common stock (including employees’ stock options as required by the Code and related rules and regulations). There can be no assurance that we will be able to comply with these tests or remain compliant. Failure to remain compliant would result in the imposition of a tax upon our securitization trusts and would reduce cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts. Such a failure would cause us to breach our representation, under each of our securitizations issued since the first quarter of 2005, that we would maintain Renaissance REIT Investment Corp. as a real estate investment trust. In addition, it would result in an event of default, unless waived, under our warehouse and certain other credit facilities. Accordingly, a failure to remain compliant with the REIT qualification tests may reduce our profitability and cash flow and have a material adverse impact on us;

•
Our executive officers (specifically, members of the Miller family) collectively own a large percentage of our common shares and could influence or control matters requiring shareholder approval. Accordingly, if members of the Miller family were to act in concert, they would have the ability to exercise significant control over us with respect to matters submitted to a stockholder vote, including the approval of fundamental corporate transactions, such as mergers and acquisitions, consolidations and asset sales, and electing all members of our Board of Directors. As long as the Miller family controls such a substantial percentage of our shares, third parties may not be able to gain control of us through purchases of our common stock. In addition, members of the Miller family hold positions as executive officers of our Company, including Chairman, Chief Executive Officer, Executive Vice President and Senior Vice President (General Counsel);

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

Dated: May 8, 2006

                                               DELTA FINANCIAL CORPORATION
                                               (Registrant)

                                               By: ________________________________
                                              Hugh Miller
                                              President and Chief Executive Officer

                                               By: ________________________________
                                              Richard Blass
                                              Executive Vice President and Chief Financial Officer