Form 10-Q
period 2006-06-30
DELTA FINANCIAL CORP
filed 2006-08-09
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                             (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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
Yes [   ]  No [ x ]

As of July 31, 2006, 23,361,112 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except for share data)

	At June 30, 2006	At December 31, 2005

Assets:
Cash and cash equivalents	$4,649	$4,673

Mortgage loans held for investment, net of discounts and deferred origination fees	5,572,135	4,663,662
Less: Allowance for loan losses	(46,326)	(36,832)
Mortgage loans held for investment, net	5,525,809	4,626,830

Trustee receivable	61,102	56,164
Accrued interest receivable	33,238	26,952
Excess cashflow certificates	3,043	7,789
Equipment, net	7,292	6,688
Accounts receivable	8,374	5,123
Prepaid and other assets	37,835	30,508
Deferred tax asset	46,828	54,875
Total assets	$5,728,170	$4,819,602

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,973	$1,921
Warehouse financing	89,210	222,843
Financing on mortgage loans held for investment, net	5,429,292	4,436,938
Other borrowings	5,544	4,785
Accrued interest payable	19,259	13,091
Accounts payable and other liabilities	38,606	33,242
Total liabilities	5,583,884	4,712,820

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 23,477,312 and 20,736,362 shares issued and 23,360,512 and 20,619,562 shares outstanding at June 30, 2006 and December 31, 2005, respectively	233	207
Additional paid-in capital	141,212	121,561
Accumulated deficit	(3,456)	(15,077)
Accumulated other comprehensive income	7,615	2,536
Unearned common stock held by stock incentive plan	--	(1,127)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	144,286	106,782
Total liabilities and stockholders’ equity	$5,728,170	$4,819,602

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Interest income	$112,736	$66,157	$214,709	$121,033
Interest expense	76,294	36,489	143,560	64,272
Net interest income	36,442	29,668	71,149	56,761
Provision for loan losses	6,998	7,478	13,402	14,342
Net interest income after provision for loan losses	29,444	22,190	57,747	42,419

Non-interest income:
Net gain on sale of mortgage loans	7,092	6,628	14,328	11,920
Other income	4,256	2,545	7,632	5,396
Total non-interest income	11,348	9,173	21,960	17,316

Non-interest expense:
Payroll and related costs	16,563	15,027	33,593	30,181
General and administrative	12,475	10,099	23,812	19,894
(Gain)/loss on derivative instruments	(148)	334	(423)	318
Total non-interest expense	28,890	25,460	56,982	50,393

Income before income tax expense	11,902	5,903	22,725	9,342
Provision for income tax expense	4,661	2,328	8,898	3,708
Net income	$7,241	$3,575	$13,827	$5,634

Comprehensive Income (Loss):
Other comprehensive income (loss)	1,009	(6,012)	5,079	(1,210)
Comprehensive income (loss)	$8,250	$(2,437)	$18,906	$4,424

Per Share Data:
Basic - weighted average number of shares outstanding	22,903,098	20,324,356	21,706,899	20,310,194
Diluted - weighted average number of shares outstanding	23,696,358	21,260,925	22,535,209	21,248,274

Net income applicable to common shares	$7,241	$3,575	$13,827	$5,634

Basic earnings per share - net income	$0.32	$0.18	$0.64	$0.28
Diluted earnings per share - net income	$0.31	$0.17	$0.61	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2006
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Unearned Common Stock Held by Stock Incentive Plan	Treasury Stock	Total

Balance at December 31, 2005	$207	$121,561	$(15,077)	$2,536	$(1,127)	$(1,318)	$106,782
Stock options exercised	2	245	--	--	--	--	247
Excess tax benefit related to share based compensation	--	768	--	--	--	--	768
Share-based compensation expense	--	419	--	--	--	--	419
Common stock issued in offering	25	19,345	--	--	--	--	19,370
Reversal of unearned common stock held by stock incentive plan	(1)	(1,126)	--	--	1,127	--	--
Cash dividend paid	--	--	(1,038)	--	--	--	(1,038)
Dividend declared and payable	--	--	(1,168)	--	--	--	(1,168)
Net unrealized gains on derivatives, net of tax	--	--	--	5,079	--	--	5,079
Net income	--	--	13,827	--	--	--	13,827
Balance at June 30, 2006	$233	$141,212	$(3,456)	$7,615	$--	$(1,318)	$144,286

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$13,827	$5,634
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	13,402	14,342
Provision for (recovery of) recourse loans and secondary marketing	228	(331)
Depreciation and amortization	1,626	1,105
Deferred tax expense (benefit)	4,803	(2,679)
Deferred origination income (costs)	109	(3,779)
Gain on change in fair value of excess cashflow certificates	(7,449)	(5,193)
Gain on sale of mortgage loans, net	(14,328)	(11,920)
Gain on sale of mortgage servicing rights	(94)	(72)
Amortization of bond securitizations deferred cost and premiums	(6,846)	1,364
Cash flows received from excess cashflow certificates, net of accretion	10,695	9,102
Proceeds from sale of excess cashflow certificates	1,500	--
Proceeds from sale of mortgage servicing rights	12,657	10,462
Share-based compensation expense	416	--
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(6,276)	(6,914)
Increase in trustee receivable, net	(4,938)	(16,382)
Increase in accounts receivable	(3,251)	(551)
Increase in prepaid and other assets	(6,982)	(5,620)
Increase in accrued interest payable	6,168	3,264
Increase in accounts payable and other liabilities	5,208	2,791
Net cash provided by (used in) operating activities	20,475	(5,377)

Cash flows from investing activities:
Origination of mortgage loans held for investment, net of repayments	(1,237,321)	(1,356,374)
Proceeds from sale of mortgage loans	333,046	251,645
Purchase of equipment	(2,230)	(1,770)
Net cash used in investing activities	(906,505)	(1,106,499)

Cash flows from financing activities:
Repayment of warehouse financing, net	(133,633)	(16,549)
Proceeds of financing on mortgage loans held for investment, net	1,000,511	1,130,194
Proceeds (repayment) of other borrowings, net	759	(780)
Increase (decrease) in bank payable	52	(138)
Cash dividends paid on common stock	(2,068)	(2,028)
Excess tax benefit related to share-based compensation	768	--
Proceeds from issuance of common stock in secondary offering, net	19,370	--
Proceeds from exercise of stock options	247	366
Net cash provided by financing activities	886,006	1,111,065

Net decrease in cash and cash equivalents	(24)	(811)

Cash and cash equivalents at beginning of period	4,673	5,187

Cash and cash equivalents at end of period	$4,649	$4,376

	For the Six Months Ended June 30,
	2006	2005
Supplemental Information:
Cash paid during the period for:

Interest	$137,103	$58,844
Income taxes	$9,941	$11,285

Non cash transactions:

Dividends payable	$1,168	$1,018
Transfer of mortgage loans held for investment to REO, net	$10,787	$1,905

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that should be expected for the entire year.

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

(3)    Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

    For cash flow reporting purposes, cash and cash equivalents include; cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $5,000 and $6,000 of interest-bearing deposits with select financial institutions at June 30, 2006 and December 31, 2005, respectively.

Additionally, cash and cash equivalents as of June 30, 2006 and December 31, 2005 included restricted cash held in various accounts totaling $29,000 and $29,000, respectively.

(b) Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net represent fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years that are securitized through transactions structured and accounted for as secured financings (mortgage loans held for investment - securitized) or held pending securitization (mortgage loans held for investment - pre-securitization). Mortgage loans held for investment are secured by residential properties and stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, net of discounts and net of deferred origination fees or costs.

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

The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on the amount of time spent and actual costs incurred by loan origination personnel in the performance of specific activities directly related to the origination of funded mortgage loans for that period. These activities include evaluating the prospective borrowers’ financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts. Management periodically reviews its time and cost estimates to determine if updates and refinements to the deferral amounts are necessary.

The secured financing related to the mortgage loans held for investment - securitized is included in our consolidated balance sheet as financing on mortgage loans held for investment. Once the mortgage loans are securitized, we earn the net pass-through rate of interest and pay interest on our financing on mortgage loans held for investment.

We typically hold our mortgage loans held for investment - pre-securitization for no more than 120 days, and for 60 days on average, before they are securitized, and from time-to-time sold on a whole-loan basis, in the secondary market. During the period in which the loans are held pending securitization or whole-loan sale, we earn the coupon rate of interest paid by the borrower and pay interest to the lenders that provide our warehouse financing, to the extent that we utilize such financing. We also pay a sub-servicing fee to a third-party during the period the loans are held pending securitization or whole-loan sale. Any gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

(c) Allowance and Provision for Loan Losses

In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statement No. 5 and 15,” we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that we bear probable losses on these loans.  Provision amounts are charged as a current period expense to operations. We charge-off uncollectible loans at the time they are deemed not probable of being collected. In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance. We stratify the loans held for investment into separately identified loan pools based upon seasoning criteria. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology with which to calculate or estimate the allowance for loan losses. The results of that analysis are then applied to the current long-term mortgage portfolio and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio. Losses incurred are written-off against the allowance.

    In evaluating the adequacy of this allowance, there are qualitative factors and estimates that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrowers' ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control, there is inherent uncertainty in these items and it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for losses, any increase in the provision for losses would decrease our income for that period. Management considers the current allowance to be adequate.

In accordance with SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Due to the significant effects of Hurricanes Katrina and Rita in 2005 on a portion of our mortgage loans held for investment portfolio, management identified certain loans located in Federal Emergency Management Agency (“FEMA”) declared disaster areas as meeting the criteria under SFAS No. 114, thereby requiring a separate loan impairment review. Based upon the analysis performed, we identified specific mortgage loans in which the borrowers’ ability to repay the loans in accordance with their contractual terms was impaired. We assessed the extent of damage to the underlying collateral and the extent to which damaged collateral is not covered by insurance in determining the amount of specific reserves needed. At June 30, 2006, we have a specific reserve of $1.2 million (which is included in the $1.5 million in specific reserves on impaired loans) for these affected loans based upon estimates of loss exposure. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the mortgage loans in the affected areas.

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

(d) Trustee Receivable

Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. Each month, the third-party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments generally received through a mid-month cut-off date. Unscheduled principal and interest payments and prepaid principal loan payments received after the cut-off date for the current month are recorded by us as a trustee receivable on the consolidated balance sheet. The trustee or third-party loan servicer retains these unscheduled principal and interest payments until the following month’s scheduled remittance date, at which time they primarily will be used to pay down financing on mortgage loans held for investment, net.

(e) Excess Cashflow Certificates

Prior to 2004, we structured our securitization transactions to be accounted for as sales. In these transactions, the excess cash flow certificates represent one or all of the following assets: (1) residual interest (“BIO”) certificates; (2) P certificates (prepayment penalty fees); (3) payments from our interest rate cap providers; and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates are classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their then allocated fair value. The amount recorded for the excess cashflow certificates is reduced for cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value in accordance with SFAS No. 140. Any changes in fair value are recorded as a component of “other income” in our consolidated statement of operations. For the three months ended June 30, 2006 and 2005, we recorded $4.2 million and $2.5 million, respectively, of other income due to an increase in the fair value of excess cashflow certificates. For the six months ended June 30, 2006 and 2005, we recorded $7.4 million and $5.2 million, respectively, of income due to an increase in the fair value of excess cashflow certificates.

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

The Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Recognition of Interest and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which provides guidance on expected return (interest income) recognition and fair value measurement for interests, such as excess cashflow certificates, retained in a securitization transaction accounted for as a sale. In order to determine whether there has been a favorable change (increase to earnings) or an adverse change (decrease to earnings) in excess cashflow certificates, a comparison is made between (1) the present value of the excess cash flows at period end, and (2) the estimated carrying value at period end - which is based on the change from the beginning period and adjusted for the required rate of return within the period (currently, the required rate of return is our discount rate of 18% per annum). If the present value of the excess cash flows at period end is greater than the carrying value at period end, the change is considered favorable. If the present value of the excess cash flows at the end of the period is less than the carrying value, the change is considered adverse. In both situations, the fair value adjustment, if any, will be equal to the excess above or the deficit below the required rate of return (the discount rate).

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

Depreciation and amortization are included in “non-interest expense - general and administrative” in our consolidated statements of operations, and amounted to approximately $835,000 and $543,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. Accumulated depreciation and amortization totaled $14.2 million and $12.5 million at June 30, 2006 and December 31, 2005, respectively.

(g) Real Estate Owned

Real estate owned (“REO”) represents properties acquired through, or in lieu of, foreclosure. REO properties are recorded at the lower of cost or fair value, less estimated selling costs. The fair value of an REO property is determined based upon values (i.e., appraisal or broker price opinion) obtained by the third-party servicer. REO properties are evaluated periodically for recoverability and any subsequent declines in value are reserved for through a provision. Any costs incurred to maintain the REO properties are expensed as incurred. Gains or losses on the sale of REO properties are recognized upon disposition.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classify our REO as “held for sale” at the date of foreclosure. The REO properties held are actively marketed for sale by our third-party servicer at a price that is deemed reasonable in relation to the properties’ current fair values. We generally expect the REO properties to be disposed of within six months to one year after being acquired.

The balance of REO is included in “prepaid expenses and other assets” on the consolidated balance sheet. We had $11.0 million and $4.4 million of REO properties as of June 30, 2006 and December 31, 2005, respectively. A provision of $415,000 and $546,000 was made during the three and six months ended June 30, 2006, respectively, for the decrease in the fair value of the REO properties in “general and administrative expenses.” A provision of $25,000 was made during the three and six months ended June 30, 2005, respectively, for the decrease in the fair value of the REO properties.

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

    Asset-backed securities are secured, or backed, by the pool of mortgage loans held by the securitization trust, which are recorded as mortgage loans held for investment - securitized on our consolidated balance sheet. Generally, the asset-backed security financing is comprised of a series of senior and subordinate securities with varying maturities ranging generally from one to 20 years and bearing either a fixed-rate of interest or a variable-rate of interest (representing a fixed margin over one-month LIBOR). The coupon rates of the variable-rate asset-backed securities adjusts monthly. Prior to 2004, we did not structure our securitizations as secured financings, and we did not have mortgage loans held for investment or related borrowings.

Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level-yield basis over the estimated life of the debt issued. From time-to-time, we may utilize derivative instruments (cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), such as interest rate swap contracts and corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices), in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk). (See - Note 3(n) - “Derivative Instruments” and Note 10 - “Derivative Instruments” for further information regarding hedging securitization financing).

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

(k) Interest Expense

Interest expense primarily represents the borrowing costs under (a) our warehouse credit facilities to finance loan originations; (b) securitization debt; (c) equipment financing; (d) hedge amortization; and (e) amortized discounts and deferred costs on a level-yield basis.

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

We generally sell mortgage loans on a non-recourse servicing-released basis and, as such, the risk of loss or default by the borrower generally has been assumed by the purchaser. However, we generally are required to make certain representations and warranties to these purchasers relating to the borrowers’ creditworthiness, loan documentation and collateral. To the extent that we do not comply with such representations and warranties, or there are early payment defaults, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

During the three months ended June 30, 2006 and 2005, we sold $154.0 million and $134.3 million, respectively, of whole-loans on a non-recourse basis. During the six months ended June 30, 2006 and 2005, we sold $318.7 million and $239.7 million, respectively, of whole-loans on a non-recourse basis. We establish a reserve for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold mortgage loan within an agreed period. The premium recapture reserve is recorded as a liability on our consolidated financial statements when the mortgage loans are sold based on our historical experience. The provision for premium recapture is recognized at the date of sale and is included in the consolidated statements of operations as a reduction of gain on sale of mortgage loans.

(m) Mortgage Servicing Rights Sales

We generally sell the rights to service our securitization transactions to a third-party service provider as of the securitization date. Upon the sale, we allocate a portion of the accounting basis of the mortgage loans held for investment to the MSRs, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool-by-pool basis, using the interest method calculation. For the three months ended June 30, 2006 and 2005, we received $6.3 million and $5.2 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings. For the six months ended June 30, 2006 and 2005, we received $12.7 million and $10.5 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations.

(n) Derivative Instruments

We regularly issue asset-backed securities collateralized by fixed- and variable-rate mortgage loans. We are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when asset-backed securities are issued. Our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings. We also use corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) and/or amortizing notional balance interest rate swaps that are designed to mitigate our basis risk within the securitization. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and neither is used by us for speculative purposes.

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

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. An assessment analysis is then prepared by management to determine the prospective treatment of the hedges that failed the retrospective test to determine if any portion of the corridor may still qualify for hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge, the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

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

(4)    Recent Accounting Developments

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Only tax positions meeting a "more-likely-than-not" threshold of being sustained are recognized under FIN No. 48. FIN No. 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact, if any, the adoption of FIN No. 48 on January 1, 2007 will have on our financial statements.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123(R) generally are applied only to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123(R). Additionally, under this method, compensation cost recognized for the three and six months ended June 30, 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

In addition to the 2005 Plan, we have two other outstanding stock option plans. The 1996 Stock Option Plan (the “1996 Option Plan”) and 2001 Stock Option Plan (the “2001 Option Plan,” collectively with the 1996 Option Plan, the “Option Plans”) authorized the reserve of 2,200,000 shares and 1,500,000 shares, respectively, of unissued common stock for issuance. Substantially all of the options issued under the Option Plans vest over a five-year period at 20% per year and expire seven years from the grant date. Upon the exercise of a stock option, we will issue new shares of our common stock from authorized but unissued shares.

In accordance with SFAS 123(R), our income before income tax expense and net income for the three months ended June 30, 2006 included stock option compensation cost of $148,000 and $90,000, respectively, which had no impact on basic and diluted earnings per share for the quarter. Additionally, our income before income tax expense and net income for the six months ended June 30, 2006 included stock option compensation cost of $253,000 and $154,000, respectively, which had no impact on basic earnings per share and $0.01 diluted earnings per share for the six month period.

The fair value of each option award is estimated on the date of grant using the Black Scholes Merton option pricing model. For options granted prior to January 1, 2006, the fair value was calculated for purposes of the SFAS No. 123 pro forma disclosures only. The weighted average assumptions used in the valuations are summarized as follows:

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Expected dividend yield	2.0%	2.3%
Expected volatility	57.6%	42.1%
Risk-free interest rate	5.0%	4.0%
Expected term	3.7 years	3.7 years
Annual forfeiture rate	7.8%	N/A

The average grant date fair value of the stock options granted during the three months ended June 30, 2006 was $4.16. No stock options were granted during the three months ended June 30, 2005. The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2006 and 2005 was $4.16 and $2.68, respectively. The expected volatility is based on the historical volatility of our common stock. For the Black Scholes Merton valuation model, the expected term of the options is estimated based on historical option exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the option activity regarding the Option Plans for the six months ended June 30, 2006:

(Dollars in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006 balance	2,174,300	$2.87
Options granted	5,000	9.90
Options exercised	242,200	1.02
Options expired	107,000	5.68
Options forfeited	15,800	3.38
June 30, 2006 balance	1,814,300	$2.97	3.2 years	$12,491
Options fully vested and exercisable	1,268,167	$1.84	2.6 years	$10,157

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the stock options exercised during the three months ended June 30, 2006 and 2005 was $861,000 and $434,000, respectively. The total intrinsic value of the stock options exercised during the six months ended June 30, 2006 and 2005 was $2.0 million and $610,000, respectively. As of June 30, 2006, there was $927,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Option Plans. The unrecognized compensation cost at June 30, 2006 is expected to be recognized over 4.9 years.

Cash received from option exercises under the Option Plans for the three months ended June 30, 2006 and 2005, was $110,000 and $102,000, respectively. Cash received from option exercises under the Option Plans for the six months ended June 30, 2006 and 2005, was $247,000 and $157,000, respectively. The actual tax benefit for the tax deductions from option exercises totaled $336,000 and $148,000, respectively, for the three months ended June 30, 2006 and 2005. The actual tax benefit for the tax deductions from option exercises totaled $768,000 and $207,000, respectively, for the six months ended June 30, 2006 and 2005. The fair value of the shares that vested during the three months ended June 30, 2006 and 2005, totaled $82,000 and $83,000, respectively. The fair value of the shares that vested during the six months ended June 30, 2006 and 2005, totaled $312,000 and $256,000, respectively.

Our income before income tax expense and net income for the three months ended June 30, 2006 included a restricted stock award compensation cost of $80,000 and $49,000, respectively, which had no impact on basic and diluted earnings per share for the quarter. Additionally, our income before income tax expense and net income for the six months ended June 30, 2006 included restricted stock award compensation cost of $162,000 and $99,000, respectively, which had no impact on basic earnings per share and diluted earnings per share for the six months ended June 30, 2006. No restricted stock awards were outstanding during the six months ended June 30, 2005. The adoption of SFAS No. 123(R) did not result in material impact on our statement of operations related to restricted stock awards. The status of our non-vested restricted stock awards as of June 30, 2006, and changes during the six months ended June 30, 2006, is set forth in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested restricted stock awards at January 1, 2006	157,275	$7.46
Granted	--	--
Vested	--	--
Forfeited	1,250	7.46
Non-vested restricted stock awards at June 30, 2006	156,025	$7.46

As of June 30, 2006, there was $1.0 million of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan. The unrecognized expense is expected to be recognized over a period of 4.4 years.

Share-based employee awards granted for the year ended December 31, 2005 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to 2006 that had no intrinsic value on the date of grant.

The following table illustrates the pro forma net income for the three and six months ended June 30, 2005 as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

(Dollars in thousands, except share data)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income, as reported	$3,575	$5,634
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	88	279
Pro forma net income applicable to common shares	$3,487	$5,355

Earnings per share:
Basic - as reported	$0.18	$0.28
Basic - pro forma	$0.17	$0.26
Diluted - as reported	$0.17	$0.27
Diluted - pro forma	$0.16	$0.25

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

Mortgage loans held for investment - securitized is comprised of the mortgage loans collateralizing our outstanding securitization asset-backed securities. During the six months ended June 30, 2006 and 2005, we closed securitization transactions totaling $1.7 billion and $1.5 billion, respectively, which were structured to be accounted for as a secured financing and which were collateralized by $1.7 billion and $1.5 billion, respectively, of mortgage loans held for investment - securitized. Mortgage loans held for investment - securitized had a weighted-average interest rate of 8.00% and 7.77% per annum at June 30, 2006 and December 31, 2005, respectively.

Mortgage loans held for investment - pre-securitization is comprised of mortgage loans to be included in a securitization and, to a lesser extent, an amount of loans that may be sold on a whole-loan basis. Included in our mortgage loans held for investment - pre-securitization at June 30, 2006 and December 31, 2005, was approximately $89.2 million and $222.8 million, respectively, of loans that were pledged as collateral for our warehouse financings. Mortgage loans held for investment - pre-securitization had a weighted-average interest rate of 8.97% and 8.35% per annum at June 30, 2006 and December 31, 2005, respectively.

The following table presents a summary of mortgage loans held for investment, net at June 30, 2006 and December 31, 2005:

(Dollars in thousands)	At June 30, 2006	At December 31, 2005
Mortgage loans held for investment - securitized (1)	$5,457,736	$4,430,775
Mortgage loans held for investment - pre-securitization (1)	161,019	270,372
Discounts (MSR related)	(32,864)	(26,750)
Net deferred origination fees	(13,756)	(10,735)
Allowance for loan losses	(46,326)	(36,832)
Mortgage loans held for investment, net	$5,525,809	$4,626,830

(1) Included in the outstanding balance of the mortgage loans held for investment at June 30, 2006 and December 31, 2005 were impaired loans located in the Hurricanes Katrina and Rita disaster areas designated by FEMA of approximately $2.6 million and $3.9 million, respectively (of which $563,000 and $798,000, respectively, were pre-securitization loans).

For the three months ended June 30, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment - securitized of $101.1 million and $57.4 million, respectively. For the six months ended June 30, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment - securitized, net of $190.1 million and $103.3 million, respectively. For the three months ended June 30, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment - pre-securitization of $8.4 million and $6.9 million, respectively. For the six months ended June 30, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment - pre-securitization (mortgage loans held for sale), net of $17.7 million and $13.7 million, respectively.

The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the three and six months ended June 30, 2006 and 2005:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$41,911	$16,808	$36,832	$10,278
Provision (1)	6,998	7,478	13,402	14,342
Charge-offs (2)	(2,583)	(303)	(3,908)	(637)
Ending balance	$46,326	$23,983	$46,326	$23,983

(1) The provision for loan losses for the three and six months ended June 30, 2006 includes $11,000 and $22,000, respectively, of provision, which is net of a $93,000 and $275,000, respectively, of reversals of a specific provision related to probable losses attributable to loans in Hurricanes Katrina and Rita disaster areas, for impaired loans.

(2) The charge-offs for the three and six months ended June 30, 2006 includes $211,000 and $282,000, respectively, of charge-offs against the specific allowance for loan losses attributable to loans in Hurricanes Katrina and Rita disaster areas.

The allowance for loan losses at June 30, 2006 and December 31, 2005 contains $1.5 million and $1.7 million, respectively, of specific reserves related to impaired loans. The majority of the specific reserve relates to the significant effect Hurricanes Katrina and Rita had on a select portion of our loan portfolio. Management identified specific loans located in FEMA declared disaster areas as being impaired and requiring a specific reserve. Based upon our estimated loss exposure attributable to 22 properties securing a total unpaid principal balance of $2.6 million in the affected areas at June 30, 2006, our allowance for loan losses includes a specific reserve of $1.2 million related to probable losses attributable to Hurricanes Katrina and Rita affected loans. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas. During the six months ended June 30, 2006 we also identified four additional impaired loans requiring a specific reserve that were not related to Hurricane Katrina and Rita.

As of June 30, 2006, December 31, 2005 and June 30, 2005, we had $190.9 million, $123.0 million and $46.0 million, respectively, of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status. If the non-accrual mortgage loans held for investment at June 30, 2006 and 2005 performed in accordance with their contractual loan terms, we would have recognized an additional $2.0 million and $1.0 million of interest income during the three months ended June 30, 2006 and 2005, respectively, and an additional $4.2 million and $1.6 million of interest income during the six months ended June 30, 2006 and 2005, respectively. More detailed delinquency information regarding the loans collateralizing each of our securitizations (which comprise our mortgage loans held for investment - securitized portfolio) is available on our website at www.deltafinancial.com/regAB.htm.

Our recorded investment in impaired loans at June 30, 2006 and December 31, 2005 was $3.6 million (including $2.6 million of impaired loans that are Hurricane Katrina and Rita related) and $3.9 million (all were Hurricane Katrina and Rita related), respectively. We had no loans classified as impaired prior to December 31, 2005. We have a related allowance for these impaired loans totaling $1.5 million ($1.2 million relates to Hurricane Katrina and Rita affected loans) and $1.7 million at June 30, 2006 and December 31, 2005, respectively. The average recorded investment in impaired loans for the three and six months ended June 30, 2006 was $3.6 million and $3.5 million, respectively. We recorded $61,000 and $121,000 of interest income, based upon the cash received, on the loans classified as impaired during the three and six months ended June 30, 2006, respectively. We recorded no interest income on impaired loans during the three and six months ended June 30, 2005, as we held no loans classified as impaired during either period.

(7)    Excess Cashflow Certificates

The following table presents the activity related to our excess cashflow certificates for the six months ended June 30, 2006 and the year ended December 31, 2005:

(Dollars in thousands)	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005
Balance, beginning of year	$7,789	$14,933
Excess cashflow certificates sold	(1,500)	--
Accretion	380	1,593
Cash receipts	(11,075)	(23,146)
Net change in fair value	7,449	14,409
Balance, end of period	$3,043	$7,789

    In accordance with EITF 99-20, we regularly analyze and review our assumptions to determine that the actual rate of return (interest income) on our excess cashflow certificates is within our expected rate of return. The expected rate of return is recorded as a component of interest income. Any return that either is greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of “other income” in the consolidated statement of operations. For the three months ended June 30, 2006 and 2005, we recorded interest income related to our excess cashflow certificates of $138,000 and $406,000, respectively. For the six months ended June 30, 2006 and 2005, we recorded interest income related to our excess cashflow certificates of $380,000 and $895,000, respectively. For the three months ended June 30, 2006 and 2005, we recorded fair value gain in income related to our excess cashflow certificates of $4.2 million and $2.5 million, respectively. For the six months ended June 30, 2006 and 2005, we recorded fair value gain in income related to our excess cashflow certificates of $7.5 million and $5.2 million, respectively. Additionally, we sold at fair value, $1.5 million of excess cashflow certificates during the three and six months ended June 30, 2006. We had no sales of excess cashflow certificates during the three or six months ended June 30, 2005.

Our valuation of retained excess cashflow certificates is highly dependent upon the reasonableness of our assumptions and the predictiveness of the relationships that drive the results of our valuation model. The assumptions we utilize are complex, as we must make judgments about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the possible future resolution of the uncertainties increase, those judgments become even more complex. In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period the uncertainty exists, the greater the potential for volatility in our valuation assumptions and the fair value of our excess cashflow certificates.

Since we structured our securitizations, beginning in 2004, to be accounted for as secured financings, we no longer record excess cashflow certificates on our consolidated balance sheet for our newly issued securitizations.

(8)   Warehouse Financing

Our warehouse lines of credit are collateralized by specific mortgage loans held for investment - pre-securitization, the balances of which are equal to or greater than the outstanding balances under the warehouse lines at any point in time. The amounts available under these warehouse lines are based on the amount of the collateral pledged. The amount we have outstanding on our warehouse facilities at any quarter end generally is a function of our mortgage loan originations relative to the timing of our securitizations and whole-loan sales.

The following table summarizes information regarding warehouse financing at June 30, 2006 and December 31, 2005:
(Dollars in thousands)			Balance at
Warehouse Line of Credit	Facility Amount	Interest Rate	6/30/06	12/31/05	Expiration Date
RBS Greenwich Capital	$ 350,000	Margin over LIBOR	$ 58,767	$ 77,931	October 2006
Citigroup (1)	350,000	Margin over LIBOR	30,443	144,912	May 2007
Bank of America	350,000	Margin over LIBOR	--	--	August 2006
JP Morgan Chase (2)	350,000	Margin over LIBOR	--	--	May 2007
Total	$ 1,400,000		$ 89,210	$ 222,843

(1) In May 2006, we extended our warehouse financing facility with Citigroup to May 2007.

(2) In May 2006, we entered into a new warehouse financing facility with JP Morgan Chase. The facility amount is comprised of a $200.0 million committed line and a $150.0 million uncommitted line.

As securitization transactions are completed, a substantial portion of the proceeds from the long-term debt issued in the securitization is used to pay down our warehouse lines of credit. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $89.2 million we held at June 30, 2006, as our mortgage production and securitization programs continue.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of this type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of June 30, 2006.

During the three months ended June 30, 2006, we entered into a new $350.0 million warehouse line of credit facility with JP Morgan Chase and allowed our $200.0 million warehouse line of credit facility with Friedman, Billings, Ramsey to expire.

(9) Financing on Mortgage Loans Held for Investment, Net

For the 10 securitizations completed since the beginning of 2004, the securitization trust or special purpose entity (“SPE”) holds mortgage loans, referred to as “securitization loans,” and issues debt represented by securitization asset-backed securities. Accordingly, the securitization loans are recorded as an asset on our consolidated balance sheet under “mortgage loans held for investment, net” and the corresponding securitization debt is recorded as a liability under “financing on mortgage loans held for investment, net.” Since these securitizations were structured as financings and not sales, no gain-on-sale revenue was recorded at the time the securitizations closed. Rather, we record interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with each securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level-yield basis over the estimated life of the asset-backed securities.

We historically have sold or financed our mortgage loans through the securitization market, issuing asset-backed securities. We expect to continue to build our loan portfolio and fund our mortgage loans using asset-backed securities issued in the securitization market. We believe that issuing asset-backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed-rate loans by securitizing them. Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by non-conforming mortgage loans.

At June 30, 2006 and December 31, 2005, the outstanding financing on mortgage loans held for investment, net consisted of $5.4 billion and $4.4 billion, respectively.

The following table summarizes the expected maturities on our secured financings at June 30, 2006:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backed securities, net	$5,429,292	$2,039,160	$2,077,646	$725,721	$586,765

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

(10) Derivative Instruments

We account for our derivative financial instruments such as corridors and interest rate swaps (including amortizing notional balance interest rate swaps) as cash flow hedges. We utilize both corridors and amortizing notional balance interest rate swaps to hedge our interest payments on securitization variable-rate debt, while we utilize interest rate swaps to hedge uncertain cash flows associated with future securitization financing. At June 30, 2006 and December 31, 2005, the fair value of our corridors totaled $8.9 million and $11.7 million, respectively, and the fair value of our interest rate swaps (including amortizing notional balance interest rate swaps) totaled a gain of $1.2 million and a loss of $210,000, respectively. The fair value of our corridors and interest rate swaps are recorded as a component of other assets and other liabilities.

As of June 30, 2006, the effective portion of the changes in fair value of the corridors (effective portion), interest rate swaps (effective portion) and any gains on terminated swaps (effective portion) are recorded as components of accumulated OCI and total gains, net of tax, of $2.1 million, $703,000 and $4.8 million, respectively. As of December 31, 2005, the changes in fair value of the corridors (effective portion), interest rate swaps (effective portion) and any gains on terminated swaps (effective portion) are recorded as components of accumulated OCI, and total, net of tax, gains of $1.9 million, losses of $128,000 and gains of $755,000, respectively. Accumulated OCI or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings. Hedge ineffectiveness associated with hedges resulted in gains of $79,000 and losses of $334,000 for the three months ended June 30, 2006 and 2005, respectively. Hedge ineffectiveness associated with hedges resulted in gains of $139,000 and losses of $318,000 for the six months ended June 30, 2006 and 2005, respectively.

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. At June 30, 2006 and December 31, 2005, we held $744,000 and $1.7 million, respectively, of hedges (specifically corridors) classified as trading securities in prepaid and other assets as these hedges were no longer deemed highly effective, as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%. During the three and six months ended June 30, 2006, a gain of $69,000 and $284,000, respectively, was recorded to earnings on the changes in fair value of the hedges held as trading securities. None of the hedges held during the three and six months ended June 30, 2005 were classified as trading securities.

The following table summarizes the notional amount, expected maturities and weighted-average strike price for the corridors and amortizing notional balance interest rate swaps that we held as of June 30, 2006:

(Dollars in thousands, except average strike price and rate)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$1,717,654	$1,127,586	$418,577	$42,720	$32,195	$96,576
Weighted average strike price	$6.39	$5.75	$7.08	$7.43	$7.46	$7.42

Caps sold - notional	$1,717,654	$1,127,586	$418,577	$42,720	$32,195	$96,576
Weighted average strike price	$8.85	$8.54	$9.28	$9.27	$9.27	$9.30

Amortizing notional balance interest rate swaps:
Notional	$134,099	$53,221	$53,559	$27,319	$--	$--
Weighted average rate	$5.41	$5.41	$5.41	$5.41	$--	$--

The notional amount of the corridors totaled $2.5 billion at December 31, 2005. We had no amortizing notional balance interest rate swaps at December 31, 2005.

(11) Accumulated Other Comprehensive Income

Accumulated OCI is comprised of our net unrealized gains on derivatives. The components of OCI for the six months ended June 30, 2006 and for the year ended December 31, 2005 are as follows:

(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	After Tax Amount
For the six months ended June 30, 2006:
Net unrealized holding gains on derivatives arising during the period	$12,671	$(4,941)	$7,730
Reclassification adjustment for loss on derivatives included in net income	(4,345)	1,694	(2,651)
Other comprehensive income	$8,326	$(3,247)	$5,079

For the year ended December 31, 2005:
Net unrealized holding gains on derivatives arising during the year	$3,896	$(1,519)	$2,377
Reclassification adjustment for gain on derivatives included in net income	3,879	(1,513)	2,366
Other comprehensive income	$7,775	$(3,032)	$4,743

(12) Earnings Per Share

Earnings per share (“EPS”) are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period presented. The computation of diluted EPS gives effect to stock options (except for those stock options with an exercise price greater than the average market price of our common stock during the period) and other share-based awards outstanding during the applicable periods. The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2006	2005	2006	2005
Net income, as reported	$7,241	$3,575	$13,827	$5,634
Less preferred stock dividends	--	--	--	--
Net income available to common stockholders	$7,241	$3,575	$13,827	$5,634

Basic - weighted-average shares	22,903,098	20,324,356	21,706,899	20,310,194
Basic EPS	$0.32	$0.18	$0.64	$0.28

Basic - weighted-average shares	22,903,098	20,324,356	21,706,899	20,310,194
Incremental shares-options (1) (2)	793,260	936,569	828,310	938,080
Diluted - weighted-average shares	23,696,358	21,260,925	22,535,209	21,248,274
Diluted EPS (1) (2)	$0.31	$0.17	$0.61	$0.27

    (1) For each of the three and six months ended June 30, 2006, approximately 1.8 million in-the-money employee stock options and approximately 156,000 restricted stock awards are included in the calculation of diluted EPS, while approximately 25,000 of out-of-the-money employee stock options have been excluded as they are anti-dilutive.

(2) For each of the three and six months ended June 30, 2005, approximately 2.0 million in-the-money employee stock options are included in the calculation of diluted EPS, while approximately 70,000 of out-of-the-money employee stock options have been excluded as they are anti-dilutive.

On April 6, 2006, we announced the pricing of a private placement of 2,500,000 newly issued shares, from authorized but unissued shares, of our common stock at a price of $8.25 per share to a combination of new and existing institutional investors. The offering closed on April 10, 2006. We received proceeds of approximately $19.4 million, after deducting expenses payable in connection with this offering. The proceeds were used to repay warehouse financings and originate mortgage loans.

(13) Subsequent Events

We paid a cash dividend of $0.05 per share of common stock on July 6, 2006 to stockholders of record as of the close of business on June 23, 2006.

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

Following this initial holding period, we either securitize our loans or sell them on a whole-loan basis, using the net proceeds from these transactions to repay our warehouse lines of credit and for working capital. Since the first quarter of 2004, we have structured our securitizations to be accounted for as on-balance sheet financings, in which we record interest income on the outstanding portfolio of loans in each securitization trust and interest expense from the pass-through securities issued by each securitization trust over time. Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. When we sell loans on a whole-loan basis, we record the premiums received upon sale as revenue, net of any premium recapture reserves. (See “Origination of Mortgage Loans - Securitizations and Whole-Loan Sales”).

Origination of Mortgage Loans

We originate mortgage loans through two distribution channels, wholesale and retail. In the wholesale channel, we receive loan applications from independent third-party mortgage brokers who submit applications on the borrowers’ behalf. In the retail channel, we receive loan applications directly from borrowers. We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower. We underwrite loan packages for approval through our Woodbury, New York headquarters, our Cincinnati, Ohio underwriting hub, or our regional offices in Phoenix, Arizona, Jacksonville, Florida and Dallas, Texas. We also purchase closed loans on a limited basis.

For the three and six months ended June 30, 2006 and 2005, we originated the following loans by origination channel and by loan type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Originations by channel:
Wholesale	$515,353	$488,562	$1,033,385	$956,012
Retail	455,259	392,567	881,951	761,837
Total originations	$970,612	$881,129	$1,915,336	$1,717,849

Loan type:
Fixed rate	85.6%	75.5%	84.6%	75.9%
Adjustable-rate	14.4	24.5	15.4	24.1
	100.0%	100.0%	100.0%	100.0%

    For the three and six months ended June 30, 2006, we originated $970.6 million and $1.9 billion, respectively, of loans, an increase of 10.2% and 11.5%, respectively, over the $881.1 million and $1.7 billion, respectively, of loans originated in the comparable periods in 2005. Loan originations for the three and six months ended June 30, 2006 were comprised of approximately $515.4 million and $1.0 billion, respectively, of wholesale loans, representing 53.1% and 54.0%, respectively, of total loan production, and $455.3 million and $882.0 million, respectively, of retail loans, representing 46.9% and 46.0%, respectively, of total loan production. This compares to originations for the three and six months ended June 30, 2005 of $488.6 million and $956.0 million, respectively, of wholesale loans, representing 55.4% and 55.7%, respectively, of total loan production, and $392.6 million and $761.8 million, respectively, of retail loans, representing 44.6% and 44.3%, respectively, of total loan production.

Securitizations and Whole-Loan Sales.  As a fundamental part of our present business and financing strategy, we securitize a substantial portion of the mortgage loans we originate. We also sell a portion of our loans as whole loans. We select the outlet depending on market conditions, relative profitability and cash flows. During the three months ended June 30, 2006 and 2005, whole-loan sales comprised approximately 15.7% and 15.2%, respectively, of the total amount of our combined securitizations and whole-loan sales transactions. During the six months ended June 30, 2006 and 2005, whole-loan sales comprised approximately 15.8% and 13.8%, respectively, of the total amount of our combined securitizations and whole-loan sales transactions.

The following table sets forth certain information regarding loans sold through our securitizations and on a whole-loan basis during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Loan securitizations - portfolio based	$824,978	$750,000	$1,699,978	$1,499,999
Whole-loan sales	154,008	134,306	318,718	239,725
Total securitizations and whole-loan sales	$978,986	$884,306	$2,018,696	$1,739,724

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

During the six months ended June 30, 2006 and the year ended December 31, 2005, our securitizations required a range of O/C from 2.9% to 3.1% and from 2.8% to 3.3%, respectively, of the initial mortgage loans sold to the securitization trust.

Prior to our change in accounting in 2004, from “gain-on-sale” to “portfolio,” we recorded excess cashflow certificates generated by the securitization transactions structured as sales. As holder of the excess cashflow certificate, we receive the spread between the coupon rate on the mortgage loans and the pass-through rate paid on the asset-backed securities, after payment of servicing fees, guarantor fees and other trust expenses if the specified O/C requirements are met. Over the past several years, we have issued NIM transactions simultaneously with the underlying securitization. In a NIM transaction, the rights to receive the excess cash flows generated by the pool of loans collateralizing the securitization structured as a financing, or from the excess cashflow certificates in transactions structured as sales, is transferred to a NIM investor, in exchange for an up front cash payment.

The NIM investor is paid a specified interest rate, and all cash flows generated by the excess cashflow certificate are used to pay all principal and interest on the NIM note(s) until paid in full, which typically occurs approximately 18 to 22 months from the date the NIM was issued. After the holder of the NIM has been paid in full, we receive the cash flows generated by the excess cashflow certificate.

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

Securitizations Structured as a Financing. All of our securitizations completed since the beginning of 2004 were structured and accounted for as secured financings. These securitizations do not meet the QSPE criteria under SFAS No. 140 and related interpretations, because after the loans are securitized, (1) we have the unconditional right to repurchase from the trust up to one percent of the aggregate outstanding principal balance of the mortgage loans at any time after the securitization closing date, and (2) we have the option to contribute a derivative instrument into the trust. We refer to the recordation of these transactions as “portfolio accounting.”

With portfolio accounting, (1) the mortgage loans we originate remain on our consolidated balance sheet as loans held for investment; (2) the securitization debt replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. Since we began structuring our securitizations in 2004 as secured financings, and recording our income over time instead of upfront, there is a significant difference in our results of operations for the three and six months ended June 30, 2006 and 2005, as compared to pre-2004 historical results. As such, we do not expect our historical results will provide a meaningful comparison to our 2006 or 2005 results. We believe that portfolio accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans. We intend to continue to utilize portfolio accounting in the foreseeable future.

The following table sets forth information about our securitized mortgage loan portfolio, completed since the first quarter of 2004, at June 30, 2006:
(Dollars in thousands)
Asset-backed Security Series:	Issue Date	Current Loan Principal Balance (1)	Total Securitization Debt Balance (2)

2004-1	March 30, 2004	$ 235,718	$ 228,018
2004-2	June 29, 2004	272,037	256,437
2004-3	September 29, 2004	337,460	320,820
2004-4	December 29, 2004	377,003	363,152
2005-1	March 31, 2005	519,485	502,065
2005-2	June 29, 2005	588,665	579,011
2005-3	September 29, 2005	714,770	705,612
2005-4	December 30, 2005	808,604	800,496
2006-1	March 30, 2006	847,733	848,516
2006-2	June 29, 2006	824,978	831,975
Total		$ 5,526,453	$ 5,436,102

(1) The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), REO (at its trust-basis value) and the principal portion of trustee receivables.

(2) The total securitization debt (financing on mortgage loans held for investment) balance shown excludes discounts of $6.8 million at June 30, 2006.

Securitizations Structured as a Sale. Prior to 2004, we structured our securitizations to be accounted for as sales under SFAS 140, which is known as “gain-on-sale accounting.” With gain-on-sale accounting, we recorded an upfront gain at the time of securitization and recorded the fair value of the excess cashflow certificates on our balance sheet. The excess cashflow certificates are trading securities and are carried at their fair value. In a securitization structured as a sale, or off-balance sheet, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our ownership in the distributions from the trust (excess cashflow certificate).

The fair value of the excess cashflow certificates are $3.0 million and $7.8 million at June 30, 2006 and December 31, 2005, respectively.

Securitizations Structured as Real Estate Mortgage Investment Conduits and Owner-Trusts for Income Tax Purposes. Prior to 2005, we typically structured our securitizations as Real Estate Mortgage Investment Conduits (“REMICs”), which for tax purposes required us to recognize an upfront taxable gain at the time of the securitization. Beginning in 2005, we began structuring our securitizations as owner-trust transactions and issued our securitizations using our Real Estate Investment Trust (“REIT”) subsidiary. For federal tax purposes, owner-trust transactions are accounted for as borrowing transactions (debt-for-tax treatment), which facilitates compliance with the applicable REIT income and asset tests and allows us to recognize any taxable gains associated with the securitized mortgage loans over time. Although we intend to continue to structure most of our securitizations as owner-trusts transactions, we may engage in REMIC securitizations in the future. We have in the past, and may in the future, recognize excess inclusion income attributable to the interests we retain in these securitization transactions, which could have negative tax consequences to us and possibly negatively impact our stock price.

Whole-Loan Sales. Whole-loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis. We have found that, from time-to-time, we can receive better economic results by selling some of our mortgage loans on a whole-loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole-loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. During the three months ended June 30, 2006 and 2005, we sold whole-loans without recourse to third-party purchasers (with the exception of a premium recapture reserve described below) and on a servicing-released basis of $154.0 million and $134.3 million, respectively. The average gross premium we received for the whole loans sold during the three months ended June 30, 2006 was 3.52%, compared to 4.04% for the comparable 2005 period. The gross premium paid to us by third-party purchasers in whole-loan sale transactions does not take into account premiums we pay to originate the mortgage loans, the origination fees we collect (whether deferred or not), or premium recapture - each of which are components of the net gain on sale calculation. During the six months ended June 30, 2006 and 2005, we sold whole loans without recourse and on a servicing-released basis of $318.7 million and $239.7 million, respectively. The average gross premium we received for the whole loans sold during the six months ended June 30, 2006 was 3.49%, compared to 4.01% for the comparable 2005 period.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate recapture losses primarily based upon historical premium recaptures and by reviewing the types of loan products, interest rates, borrower prepayment fees, if any, and an estimate of the impact of future interest rate changes may have on early repayments. The premium recapture reserve totaled $730,000 and $619,000 at June 30, 2006 and December 31, 2005, respectively.

During the three and six months ended June 30, 2006 we recorded a secondary market reserve provision of $53,000 and $228,000, respectively, for losses that arise in connection with loans that we may be required to repurchase from whole-loan sale investors. The secondary market reserve, which totaled $160,000 at June 30, 2006, covers our estimated exposure to losses arising from loan repurchases, or the net settlement, related to representation and warranty claims by investors. We estimate the exposure primarily based upon historical repurchases and we estimate losses using a detailed analysis of historical loan performance by product type and origination year, similar to the analysis performed for the allowance for loan losses related to our mortgage loans held for investment portfolio. We had no such reserve at December 31, 2005 or June 30, 2005.

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

Summary of Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, these estimates may significantly impact our financial results. The accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables, many of which are beyond our control, and there can be no assurance that our estimates are accurate.

Accounting for Hedging Activities. We regularly issue securitization asset-backed securities, backed by fixed- and adjustable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when the asset-backed securities are issued. Our strategy is to use interest rate swap contracts in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing. At times, we also use corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) and/or amortizing notional balance interest rate swaps that are designed to limit our financing costs within the securitization to maintain minimum margins, with the possibility of allowing us to increase margins in lower than anticipated interest rate environments. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and we do not use either of them for speculative purposes.

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

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. An assessment analysis is then prepared by management to determine the go-forward treatment of the hedges that failed the retrospective test to determine if any portion of the hedge may still qualify for hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge; the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

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

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset. This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized. Management believes that, based upon on the available evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, at June 30, 2006 and December 31, 2005, we did not maintain a valuation allowance against our deferred tax assets.

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

While we will continually evaluate the adequacy of the allowance for loan losses, we recognize that there are qualitative factors that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrower’s ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these estimates are influenced by factors outside of our control and are inherently uncertain, it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for loan losses, any increase in the provision for loan losses would negatively impact our results of operations.

In accordance with SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement. Due to the significant effects of Hurricanes Katrina and Rita on a portion of our mortgage loans held for investment portfolio, management identified certain loans located in FEMA declared disaster areas as meeting the criteria under SFAS No. 114 requiring a separate loan impairment review. Based upon the analysis performed, we identified specific mortgage loans in which the borrowers’ abilities to repay the loans in accordance with their contractual terms was impaired. We assessed the extent of damage to the underlying collateral and the extent to which damaged collateral is not covered by insurance in determining the amount of specific reserves needed. We established specific reserves for these affected mortgage loans based upon estimates of loss exposure. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the mortgage loans in the affected areas.

Amortization of Deferred Loan Origination Fees and Costs. Interest income is recorded on our mortgage loans held for investment portfolio based upon a combination of interest accruals based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination fees or costs accounted for in accordance with SFAS No. 91. Our net deferred origination fees/costs consist principally of origination fees, discount points, broker premiums, and payroll and commissions associated with originating our mortgage loans. For our loans held for investment, these net deferred fees or costs are accreted or amortized as adjustments to interest income over the estimated lives of the loans using the interest method. Our portfolio of mortgage loans held for investment is comprised of a large number of homogeneous loans for which we believe prepayments are probable. The periodic amortization of our deferred origination fees or costs is based on a model that considers actual prepayment experience to date as well as forecasted prepayments based on the contractual interest rate on the mortgage loans, loan age, loan type and prepayment fee coverage, among other factors. Mortgage prepayments are affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Prepayment assumptions are reviewed regularly to ensure that our actual experience, as well as industry data, is supportive of the prepayment assumptions used in our model. Any changes to these estimates are applied as if the revised estimates had been in place since the origination of the loans, and current period amortization is adjusted to reflect the effect of the changes.

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

•
Cash flows from corridors - we receive payments on corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) from third-party cap providers through the securitization trusts (which, when we sell NIM notes, are received only after the NIM notes are paid in full).

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

The assumptions used to determine fair value are the following:

A. Prepayments. We base our prepayment rate assumptions on our ongoing analysis of the performance of the mortgage pools we previously securitized and the performance of similar pools of mortgage loans securitized by others in the industry. We apply different prepayment speed assumptions to different loan product types based on our experience with different loan product types exhibiting different prepayment patterns. Generally, our mortgage loans can be grouped into two loan products - fixed-rate loans and adjustable-rate loans. With fixed-rate loans, an underlying borrower’s interest rate remains fixed throughout the life of the loan. Our adjustable-rate loans are a “hybrid” between fixed- and adjustable-rate loans, in that the interest rate generally remains fixed, typically for the first two or three years of the loan, and then adjusts based on a spread over the six-month LIBOR, typically every six months thereafter. We also take into account within each product type factors other than interest rates that can affect our prepayment rate assumptions.

We have found that the rate at which borrowers prepay their loans tends to fluctuate. In general, prepayment speeds are lowest in the first month after origination. Thereafter, prepayment speeds generally increase until a peak speed is reached. Generally, loans will continue to prepay at the peak speed for some period of time, and then prepayment speeds typically begin to decline. We use prepayment assumptions that reflect these tendencies. The following table shows our assumptions related to the excess cashflow certificates held at June 30, 2006 regarding the percentage of loans that will be prepaid during the first month following the closing of a loan, peak speed over the life of a loan and the peak speed from June 30, 2006 forward:

Loan Type	Month One	Peak Speed Over the Life	Peak Speed from June 30, 2006 Forward
Fixed rate	4.0%	45.0%	35.0%
Adjustable-rate	4.0%	75.0%	35.0% to 75.0%

Our assumption regarding the peak speed over the life ranged from 35.0% to 40.0% for fixed rate loans and was 75.0% for adjustable-rate loans prior to September 30, 2005. We revised our peak speed over the life assumption as of September 30, 2005 to reflect the prepayment trend experienced within the loan pools, which has remained consistent through June 30, 2006.

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

    B. Default Rate. The default rate is the percentage of estimated total loss of principal, interest and related advances that will take place over the life of the mortgage loans within a loan pool compared to the total original principal balance of the mortgage loans in the pool. A default rate is determined for each securitization reflecting the overall credit scores, average loan sizes and layered risks on the fixed- and adjustable-rate loans comprising each securitization trust. We apply a default or loss rate to the excess cashflow certificate because it is the “first-loss” piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. We revised our estimated default rates at September 30, 2005 to reflect the better-than-expected pool performance on our underlying securitizations. The current default rate, which is consistent with the revised rate at September 30, 2005, applied on the excess cashflow certificates held at June 30, 2006 is 4.0%. Prior to September 30, 2005, our default rate assumption on the same excess cashflow certificates held at June 30, 2006 was 4.5%.

C. Forward LIBOR Curve. The forward LIBOR curve is used to project future interest rates, which affects both the rate to the floating-rate asset-backed security investors (primarily indexed off the one-month LIBOR) and the adjustable-rate mortgage loans sold to the securitization trust (a fixed rate of interest for either the first 24 or 36 months and a variable rate of interest thereafter indexed off the six-month LIBOR). Most of our loans are fixed-rate mortgages and a significant amount of the securities sold by the securitization trust are floating-rate securities (the interest rate adjusts based upon an index, such as one-month LIBOR). As a result, our excess cashflow certificates are subject to significant basis risk and a change in LIBOR will impact our excess spread. If LIBOR is lower than anticipated, we generally will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. Conversely, if LIBOR is higher than expected, we generally will receive less income and less excess cash flow than expected in the future. In each of our securitizations in which we sold NIM note(s), we purchased an interest rate cap, which helps mitigate the basis risk for the approximate time that the NIM notes are outstanding. We have adjusted the valuation of each excess cashflow certificate to use a forward interest rate curve that represents both today’s rates and the expectation for rates in the future. We adjusted our forward LIBOR curve assumptions as of March 31, 2006. We have not changed our LIBOR curve assumptions since March 31, 2006 and believe that the forward LIBOR curve we use reflects the estimate of future LIBOR rates.

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

We utilized a discount rate of 18% at June 30, 2006 and December 31, 2005 on all excess cashflow certificates (a discount rate of 15% was utilized at June 30, 2005).

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

General

Our net income for the three months ended June 30, 2006 was $7.2 million, or $0.32 per share basic and $0.31 per share diluted, compared to net income of $3.6 million, or $0.18 per share basic and $0.17 per share diluted, for the three months ended June 30, 2005. The increase in net income during the three months ended June 30, 2006 primarily relates to the growth in the net interest income we realized from our mortgage loans held for investment portfolio, which has grown each quarter since our change from gain-on-sale accounting to portfolio accounting in the first quarter of 2004. Additionally, the increase in net income relates to an increase in non-interest income arising from the increase in the fair value of our excess cashflow certificates of $4.2 million, pre-tax ($2.6 million after tax), recorded during the three months ended June 30, 2006, as compared to recording an increase of $2.5 million, pre-tax ($1.5 million after tax), on excess cashflow certificates during the three months ended June 30, 2005.

We recorded net interest income after provision for loan losses of $29.4 million during the three months ended June 30, 2006, an increase of $7.2 million, or 32.7%, from $22.2 million in the same period in 2005. The increase in net interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $5.6 billion of mortgage loans held for investment at June 30, 2006 compared to $3.5 billion of these loans held at June 30, 2005. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $5.4 billion in financing on mortgage loans held for investment at June 30, 2006, compared to $3.4 billion of financing on mortgage loans held for investment at June 30, 2005. During the three months ended June 30, 2006, total non-interest income increased by $2.2 million and total non-interest expense increased by $3.4 million, compared to the same period in 2005. The increase in non-interest income primarily reflects the impact of increases in the net gain on the sale of mortgage loans and the increase in the fair value of our excess cashflow certificates we experienced during the three months ended June 30, 2006, while the increase in non-interest expense primarily reflects the expenses associated with increases in origination volume, primarily reflected in the increase in payroll and related costs.

We originated $970.6 million of mortgage loans during the three months ended June 30, 2006, representing an $89.5 million, or 10.2%, increase from the $881.1 million of mortgage loans originated during the three months ended June 30, 2005. We securitized and/or sold $979.0 million of loans during the three months ended June 30, 2006, representing a $94.7 million, or 10.7%, increase from the $884.3 million of loans securitized and/or sold during the same period in 2005.

Net Interest Income

We recorded net interest income of $36.4 million during the three months ended June 30, 2006, an increase of $6.7 million, or 22.8%, from the $29.7 million recorded in the same period in 2005. The increase in net interest income primarily reflects the net effect of the increases in the average balance of mortgage loans held for investment and the related financing during the three months ended June 30, 2006 compared to the same period in 2005. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

Interest Income. Interest income increased $46.5 million, or 70.4%, to $112.7 million for the three months ended June 30, 2006, from $66.2 million for the comparable period in 2005. The increase is primarily due to: (1) the increase in interest income of $43.7 million on our loans held for investment - securitized, which totaled $5.5 billion at June 30, 2006 as compared to $3.3 billion at June 30, 2005; (2) the increase in interest income of $1.5 million related to the increase in the average amount of mortgage loans held for investment - pre-securitization during the three months ended June 30, 2006 compared to the same period in 2005; and (3) the increase in asset-backed security interest relates to the increase in fixed-rate asset-backed securities issued by the securitization during the three months ended June 30, 2006, compared to the asset-backed securities issued in the same period of 2005.  Also contributing to the increase was a 26 basis point increase, to 8.00% at June 30, 2006, in the weighted-average interest rate on mortgage loans held for investment - securitized from June 30, 2005.

The following table is a summary of interest income:

	For the Three Months Ended June 30,
(Dollars in thousands)	2006	2005
Interest income on mortgage loans held for investment - pre-securitization, net	$8,396	$6,869
Interest income on mortgage loans held for investment - securitized, net (1)	101,072	57,408
Asset-backed security interest	3,130	1,464
Interest income on excess cashflow certificates	138	406
Miscellaneous interest income	--	10
Total interest income	$112,736	$66,157

(1) The amount for the three months ended June 30, 2006 and 2005 includes $5.0 million and $3.2 million, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $39.8 million to $76.3 million for the three months ended June 30, 2006 from $36.5 million for the comparable period in 2005. The increase primarily was due to the increase in interest expense related to the increased securitization debt, which increased 61.2% from June 30, 2005 to June 30, 2006, and, to a lesser extent, the increase in loans originated and financed by our warehouse facilities during the three months ended June 30, 2006, compared to the same period in 2005. Additionally, the increase in interest expense also reflected the 101 basis point increase in the average cost of funds on the mortgage loans held for investment financing for the three months ended June 30, 2006 as compared to the comparable period in 2005. To a lesser extent, the increase in interest expense was due to higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The one-month LIBOR rate increased on average to 5.09% for the three months ended June 30, 2006, compared to an average of 3.11% for the same period in 2005.

The following table presents the components of interest expense:

	For the Three Months Ended June 30,
(Dollars in thousands)	2006	2005
Interest expense on warehouse financing	$7,451	$4,607
Interest expense on mortgage loans held for investment financing (1)	68,568	31,816
Interest expense on other borrowings	105	66
Other interest expense	170	--
Total interest expense	$76,294	$36,489

(1) The amount for the three months ended June 30, 2006 and 2005 includes $72,000 and $1.2 million, respectively, of amortized deferred securitization debt issuance expenses and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan loss at an appropriate level for currently existing probable losses of principal. We recorded a provision for loan losses of $7.0 million and $7.5 million for the three months ended June 30, 2006 and 2005, respectively, related to mortgage loans held for investment. The amount of the provision for loan losses reflects the performance and seasoning of our mortgage loans held for investment during the respective quarter.

Non-Interest Income

    Total non-interest income increased by $2.1 million, or 23.7%, to $11.3 million for the three months ended June 30, 2006, from $9.2 million for the comparable period in 2005. The increase in non-interest income primarily resulted from the increase in the gain recorded from the increase in the fair value of the excess cashflow certificates of $1.7 million, coupled with a $464,000 increase in the net gain on sale of mortgage loans, during the three months ended June 30, 2006 as compared to the same period in 2005.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture reserve. During the three months ended June 30, 2006 and 2005, we recorded a net gain on the sale of mortgage loans of $7.1 million and $6.6 million, respectively, on the sale of $154.0 million and $134.3 million, respectively, of mortgage loans on a whole-loan basis.

The following table is a summary of our net gain on sale of mortgage loans for the three months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,
(Dollars in thousands)	2006	2005
Net Gain on Sale of Mortgage Loans:
Loans sold	$154,008	$134,306

Gain on whole-loan sales	$5,422	$5,457
Premium recapture reserve	(248)	(219)
Net loan origination fees	1,918	1,390
Net gain on sale recorded	$7,092	$6,628

Net gain on sale recorded as a percent of loans sold	4.60%	4.93%

Net gain on sale of mortgage loans increased $464,000, or 7.0%, to $7.1 million for the three months ended June 30, 2006, from $6.6 million for the comparable period in 2005. This increase was directly related to the volume of loan sales quarter over quarter. The impact from the increase in volume was partially offset by a decrease in the premium received. During the three months ended June 30, 2006, we sold $154.0 million (at a weighted average gross sales price of 3.52%) of mortgage loans on a whole-loan servicing-released basis, compared to $134.3 million (at a weighted average gross sales price of 4.06%) for the same period in the prior year.

The weighted average net gain-on-sale ratio for the three months ended June 30, 2006 and 2005 was 4.60% and 4.93%, respectively. The weighted-average net gain-on-sale ratio is calculated by dividing the net gain on sale by the total amount of loans sold.

Other Income. Other income increased $1.7 million, or 67.2%, to $4.3 million for the three months ended June 30, 2006, from $2.6 million for the three months ended June 30, 2005. The increase in other income primarily relates to a fair value adjustment on our excess cashflow certificates of $4.2 million for the three months ended June 30, 2006, as compared to a $2.5 million fair value adjustment on our excess cashflow certificates during the same period in 2005. The increase in the fair value of our excess cashflow certificates for the three months ended June 30, 2006 primarily was driven by the better-than-expected loan performance on the underlying loans.

Non-Interest Expense

    Total non-interest expense increased by $3.4 million, or 13.5%, to $28.9 million for the three months ended June 30, 2006, from $25.5 million for the comparable period in 2005. The increase primarily is due to an increase in payroll and related costs associated with a 10.2% increase in our mortgage loan production and a 6.9% increase in personnel, coupled with an increase in other production related expenses. Additionally, offsetting non-interest expense was the $148,000 gain recorded on derivative instruments relating to the ineffective portion of our derivatives that is recognized through current earnings during the three months ended June 30, 2006 compared to a $334,000 loss recorded for the three months ended June 30, 2005.

    Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all non-loan production related employees and non-deferrable loan production related employees cost.

    Payroll and related costs increased by $1.5 million, or 10.2%, to $16.6 million for the three months ended June 30, 2006, from $15.0 million for the comparable period in 2005. The increase primarily was the result of higher compensation and related payroll costs associated with an increase in our staff. As of June 30, 2006, we employed 1,333 full- and part-time employees, an increase of 6.9% over our 1,247 full- and part-time employees as of June 30, 2005. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of a 10.2% increase in loan production during the three months ended June 30, 2006 compared to the same period in 2005.

General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, professional fees, travel and entertainment expenses, advertising and promotional expenses.

General and administrative expenses increased $2.4 million, or 23.5%, to $12.5 million for the three months ended June 30, 2006, from $10.1 million for the comparative period in 2005. The increase primarily was due to an increase in expenses associated with a 10.2% increase in loan production during the three months ended June 30, 2006 compared to the same period in 2005 (which includes higher advertising, promotional and marketing expenses), and the consequent 6.9% increase in personnel and expenses related to our ongoing expansion of our wholesale and retail divisions (which includes rent and depreciation expenses).

    (Gain) Loss on Derivative Instruments. The gain on derivative instruments recorded during the three months ended June 30, 2006 represents the (1) ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing, and (3) changes in the fair value of the derivative instruments classified as trading securities.

During the three months ended June 30, 2006, we recorded a net gain on derivative instruments of $148,000 as compared to a net loss on derivatives of $334,000 during the three months ended June 30, 2005. During the three months ended June 30, 2006 we recorded a gain of $79,000 on the ineffective portion of certain corridors and interest rate swaps, compared to a loss of $334,000 recorded on the ineffective portion of certain corridors and interest rate swaps during the three months ended June 30, 2005. At June 30, 2006, we hold $744,000 of corridors which have been classified as trading assets within prepaid and other assets. These corridors were no longer deemed “highly effective,” as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%, and were classified as trading securities. During the three months ended June 30, 2006, a gain of $69,000 was recorded to earnings on the changes in fair value of the corridors held as trading securities. During the three months ended June 30, 2005, none of the corridors tested failed the effectiveness test. None of the interest rate swaps (including the amortizing notional balance interest rate swaps) held at June 30, 2006 or June 30, 2005 were classified as trading securities.

Income Taxes

Deferred tax assets and liabilities are recognized based upon the income reported in the consolidated financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

    We recorded an income tax expense of $4.7 million for the three months ended June 30, 2006 on pre-tax income of $11.9 million recorded for the period (utilizing an effective tax rate of approximately 39.2%). We recorded income tax expense of $2.3 million for the three months ended June 30, 2005 on a pre-tax income of $5.9 million (utilizing an effective tax rate of approximately 39.4%).

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

General

Our net income for the six months ended June 30, 2006 was $13.8 million, or $0.64 per share basic and $0.61 per share diluted, compared to net income of $5.6 million, or $0.28 per share basic and $0.27 per share diluted, for the six months ended June 30, 2005. The increase in net income during the six months ended June 30, 2006 primarily relates to the growth in the net interest income we realized from our mortgage loans held for investment portfolio, which has grown each quarter since our change from gain-on-sale accounting to portfolio accounting in the first quarter of 2004. Additionally, the increase in net income relates to an increase in non-interest income arising from the increase in the fair value of our excess cashflow certificates of $7.4 million, pre-tax ($4.5 million after tax), recorded during the six months ended June 30, 2006 as compared to recording an increase of $5.2 million, pre-tax ($3.2 million after tax), on excess cashflow certificates during the same period in 2005.

We recorded net interest income after provision for loan losses of $57.7 million during the six months ended June 30, 2006, an increase of $15.3 million, or 36.1%, from $42.4 million in the same period in 2005. The increase in net interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $5.6 billion of mortgage loans held for investment at June 30, 2006 compared to $3.5 billion of these loans held at June 30, 2005. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $5.4 billion in financing on mortgage loans held for investment at June 30, 2006, compared to $3.4 billion of financing on mortgage loans held for investment at June 30, 2005. During the six months ended June 30, 2006, total non-interest income increased by $4.7 million and total non-interest expense increased by $6.6 million, compared to the same period in 2005. The increase in non-interest income primarily reflects the impact of increases in the net gain on the sale of mortgage loans and the increase in the fair value of our excess cashflow certificates we experienced during the six months ended June 30, 2006, while the increase in non-interest expense primarily reflects the expenses associated with increases in origination volume, primarily increases in payroll and related costs.

We originated $1.9 billion of mortgage loans during the six months ended June 30, 2006, representing a $197.5 million, or 11.5%, increase from the $1.7 billion of mortgage loans originated during the six months ended June 30, 2005. We securitized and/or sold $2.0 billion of loans during the six months ended June 30, 2006, representing a $279.0 million, or 16.0%, increase from the $1.7 billion of loans securitized and/or sold during the same period in 2005.

Net Interest Income

We recorded net interest income of $71.1 million during the six months ended June 30, 2006, an increase of $14.3 million, or 25.3%, from the $56.8 million recorded in the same period in 2005. The increase in net interest income primarily reflects the net effect of the increases in the average balance of mortgage loans held for investment and the related financing during the six months ended June 30, 2006 compared to the same period in 2005. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

Interest Income. Interest income increased $93.7 million, or 77.4%, to $214.7 million for the six months ended June 30, 2006, from $121.0 million for the comparable period in 2005. The increase is primarily due to: (1) the increase in interest income of $86.8 million on our loans held for investment - securitized, which totaled $5.5 billion at June 30, 2006 as compared to $3.3 billion at June 30, 2005; (2) the increase in interest income of $4.0 million related to the increase in the average amount of mortgage loans held for investment - pre-securitization during the six months ended June 30, 2006 compared to the same period in 2005; and (3) the increase in asset-backed security interest relates to the increase in fixed-rate asset-backed securities issued by each securitization during the six months ended June 30, 2006, compared to the asset-backed securities issued in the same period of 2005.  Also contributing to the increase was a 26 basis point increase, to 8.00% at June 30, 2006, in the weighted-average interest rate on mortgage loans held for investment - securitized from June 30, 2005.

The following table is a summary of interest income:

	For the Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Interest income on mortgage loans held for investment - pre-securitization, net	$17,698	$13,724
Interest income on mortgage loans held for investment - securitized, net (1)	190,126	103,332
Asset-backed security interest	6,504	3,071
Interest income on excess cashflow certificates	380	895
Miscellaneous interest income	1	11
Total interest income	$214,709	$121,033

     (1) The amount for the six months ended June 30, 2006 and 2005 includes $9.2 million and $5.4 million, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $79.3 million to $143.6 million for the six months ended June 30, 2006 from $64.3 million for the comparable period in 2005. The increase primarily was due to the increase in interest expense related to the increased securitization debt, which increased 61.2% from June 30, 2005 to June 30, 2006, and, to a lesser extent, the increase in loans originated and financed by our warehouse facilities during the six months ended June 30, 2006, compared to the same period in 2005.  Additionally, the increase in interest expense also reflected the 104 basis point increase in the average cost of funds on the mortgage loans held for investment financing for the six months ended June 30, 2006 as compared to the comparable period in 2005. To a lesser extent, the increase in interest expense was due to higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The one-month LIBOR rate increased on average to 4.85% for the six months ended June 30, 2006, compared to an average of 2.88% for the same period in 2005.

The following table presents the components of interest expense:

	For the Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Interest expense on warehouse financing	$15,334	$8,652
Interest expense on mortgage loans held for investment financing (1)	127,681	55,484
Interest expense on other borrowings	210	136
Other interest expense	335	--
Total interest expense	$143,560	$64,272

(1) The amount for the six months ended June 30, 2006 and 2005 includes $815,000 and $2.6 million, respectively, of amortized deferred securitization debt issuance expenses and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

We recorded a provision for loan losses of $13.4 million and $14.3 million for the six months ended June 30, 2006 and 2005, respectively, related to mortgage loans held for investment. The amount of the provision for loan losses reflects the performance and seasoning of our mortgage loans held for investment during the respective period.

Non-Interest Income

    Total non-interest income increased by $4.7 million, or 26.8%, to $22.0 million for the six months ended June 30, 2006, from $17.3 million for the comparable period in 2005. The increase in non-interest income primarily resulted from the increase in the gain recorded from the increase in the fair value of the excess cashflow certificates of $2.3 million, and a $2.4 million increase in the net gain on sale of mortgage loans, during the six months ended June 30, 2006 as compared to the same period in 2005.

Net Gain on Sale of Mortgage Loans.  During the six months ended June 30, 2006 and 2005, we recorded a net gain on the sale of mortgage loans of $14.3 million and $11.9 million, respectively, on the sale of $318.7 million and $239.7 million, respectively, of mortgage loans on a whole-loan basis.

The following table is a summary of our net gain on sale of mortgage loans for the six months ended June 30, 2006 and 2005:

	For the Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Net Gain on Sale of Mortgage Loans:
Loans sold	$318,718	$239,725

Gain on whole-loan sales	$11,094	$9,619
Premium recapture reserve	(483)	(385)
Net loan origination fees	3,717	2,686
Net gain on sale recorded	$14,328	$11,920

Net gain on sale recorded as a percent of loans sold	4.50%	4.97%

Net gain on sale of mortgage loans increased $2.4 million, or 20.2%, to $14.3 million for the six months ended June 30, 2006, from $11.9 million for the comparable period in 2005. This increase was directly related to the volume of loan sales period over period. The impact from the increase in volume was partially offset by a decrease in the premium received. During the six months ended June 30, 2006, we sold $318.7 million (at a weighted average gross sales price of 3.48%) of mortgage loans on a whole-loan servicing-released basis, compared to $239.7 million (at a weighted average gross sales price of 4.01%) for the same period in the prior year.

    The weighted average net gain-on-sale ratio for the six months ended June 30, 2006 and 2005 was 4.50% and 4.97%, respectively. The weighted-average net gain-on-sale ratio is calculated by dividing the net gain on sale by the total amount of loans sold.

Other Income. Other income increased $2.2 million, or 41.4%, to $7.6 million for the six months ended June 30, 2006, from $5.4 million for the six months ended June 30, 2005. The increase in other income primarily relates to a fair value adjustment on our excess cashflow certificates of $7.4 million for the six months ended June 30, 2006, as compared to a $5.2 million fair value adjustment on our excess cashflow certificates during the same period in 2005. The increase in the fair value of our excess cashflow certificates for the six months ended June 30, 2006 primarily was driven by the better-than expected loan performance on the underlying loans.

Non-Interest Expense

    Total non-interest expense increased by $6.6 million, or 13.1%, to $57.0 million for the six months ended June 30, 2006, from $50.4 million for the comparable period in 2005. The increase primarily is due to an increase in payroll and related costs associated with a 11.5% increase in our mortgage loan production and a 6.9% increase in personnel, coupled with an increase in other production related expenses Additionally, offsetting non-interest expense was the $423,000 gain recorded on derivative instruments relating to the ineffective portion of our derivatives that is recognized through current earnings during the six months ended June 30, 2006 compared to a $318,000 loss recorded for the six months ended June 30, 2005.

    Payroll and Related Costs.  Payroll and related costs increased by $3.4 million, or 11.3%, to $33.6 million for the six months ended June 30, 2006, from $30.2 million for the comparable period in 2005. The increase primarily was the result of higher compensation and related payroll costs associated with an increase in our staff. As of June 30, 2006, we employed 1,333 full- and part-time employees, an increase of 6.9% over our 1,247 full- and part-time employees as of June 30, 2005. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of an 11.5% increase in loan production during the six months ended June 30, 2006 compared to the same period in 2005.

General and Administrative Expenses. General and administrative expenses increased $3.9 million, or 19.7%, to $23.8 million for the six months ended June 30, 2006, from $19.9 million for the comparative period in 2005. The increase primarily was due to an increase in expenses associated with a 11.5% increase in loan production during the six months ended June 30, 2006 compared to the same period in 2005 (which includes higher advertising, promotional and marketing expenses), the consequent 6.9% increase in personnel and expenses related to our ongoing expansion of our wholesale and retail divisions (which includes rent and depreciation expenses).

    (Gain) Loss on Derivative Instruments.  During the six months ended June 30, 2006, we recorded a net gain on derivative instruments of $423,000 as compared to a net loss on derivatives of $318,000 during the six months ended June 30, 2005. During the six months ended June 30, 2006, we recorded a gain of $139,000 on the ineffective portion of certain corridors and interest rate swaps, compared to a loss of $318,000 recorded on the ineffective portion of certain corridors and interest rate swaps during the six months ended June 30, 2005. At June 30, 2006, we hold $744,000 of corridors which have been classified as trading assets within prepaid and other assets. These corridors were no longer deemed “highly effective,” as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%, and were classified as trading securities. During the six months ended June 30, 2006, a gain of $284,000 was recorded to earnings on the changes in fair value of the corridors held as trading securities. During the six months ended June 30, 2005, none of the corridors tested failed the effectiveness test. None of the interest rate swaps (including the amortizing notional interest rate swaps) held at June 30, 2006 or June 30, 2005 were classified as trading securities.

Income Taxes

Deferred tax assets and liabilities are recognized based upon the income reported in the consolidated financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

    We recorded an income tax expense of $8.9 million for the six months ended June 30, 2006 on pre-tax income of $22.7 million recorded for the period (utilizing an effective tax rate of approximately 39.2%). We recorded income tax expense of $3.7 million for the six months ended June 30, 2005 on a pre-tax income of $9.3 million (utilizing an effective tax rate of approximately 39.7%).

Financial Condition

June 30, 2006 Compared to December 31, 2005

    Cash and Cash Equivalents. Cash and cash equivalents decreased $24,000, or 5.1%, to $4.6 million at June 30, 2006, from $4.7 million at December 31, 2005. This decrease primarily was related to timing of cash received and disbursed from normal operations.

Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net increased $899.0 million, or 19.4%, to $5.5 billion at June 30, 2006, from $4.6 billion at December 31, 2005. This account represents our basis in the mortgage loans that either were delivered to the securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net:

	At June 30,	At December 31,
(Dollars in thousands)	2006	2005
Mortgage loans held for investment - securitized	$5,457,736	$4,430,775
Mortgage loans held for investment - pre-securitization	161,019	270,372
Discounts (MSR related)	(32,864)	(26,750)
Net deferred origination fees	(13,756)	(10,735)
Allowance for loan losses	(46,326)	(36,832)
Mortgage loans held for investment, net	$5,525,809	$4,626,830

We maintain an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future (generally an 18- to 24-month period) on our mortgage loans held for investment. At June 30, 2006 and December 31, 2005, we established an allowance for loan losses totaling $46.3 million and $36.8 million, respectively, based upon our analysis of the mortgage loans held for investment portfolio, including a $1.5 million and $1.7 million, respectively, reserve for probable loan losses on mortgage loans specifically identified as impaired (which primarily consists of loans related to Hurricanes Katrina and Rita). The increase in the allowance for loan losses primarily is driven by the growth and seasoning of our mortgage loans held for investment portfolio. We have not substantively changed any aspect of our overall approach in the determination of the allowance for loan losses under SFAS No. 5, and there have been no material changes in our assumptions or estimates as compared to the prior year that impacted the determination of the allowance for loan losses at June 30, 2006.

The following table sets forth a summary of the activity in the allowance for loan losses for the six months ended June 30, 2006 and for the year ended December 31, 2005:

(Dollars in thousands)	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005
Allowance for loan losses - beginning of year	$36,832	$10,278
Provision for loan losses (1)	13,402	28,592
Charge-offs (2)	(3,908)	(2,038)
Allowance for loan losses - end of period	$46,326	$36,832

(1) The provision for loan losses for the six months ended June 30, 2006 and for the year ended December 31, 2005 includes a $22,000 and $1.7 million, respectively, specific provision related to probable losses attributable to impaired loans. The specific provision for the six months ended June 30, 2006 is net of a $275,000 reversal in the portion of the provision related to the loans in Hurricanes Katrina and Rita disaster areas. The specific provision recorded for the year ended December 31, 2005 all related to the loans in Hurricanes Katrina and Rita disaster areas.

(2) The charge-offs for the six months ended June 30, 2006 and for the year ended December 31, 2005 includes a $282,000 and $3,000, respectively, charge-off against the specific allowance for loan losses attributable to loans in Hurricanes Katrina and Rita disaster areas.

At June 30, 2006 and December 31, 2005, a specific reserve for impaired loans totaled $1.5 million and $1.7 million, respectively. The majority of the specific reserve at June 30, 2006 ($1.2 million) and all of the specific reserve at December 31, 2005 relates to the impaired loans within mortgage loans held for investment that are located in the Hurricanes Katrina and Rita disaster areas designated by FEMA. Our specific allowance for loan losses at June 30, 2006 and December 31, 2005 is based upon our probable loss exposure attributable to 26 properties (22 of these properties are Hurricane Katrina and Rita related) and 35 properties (all of these properties were Hurricane Katrina and Rita related), respectively, securing a total unpaid principal balance of $3.6 million ($2.6 million of this balance is Hurricane Katrina and Rita related) and $3.9 million, respectively, in the affected areas. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas.

Trustee Receivable. Trustee receivable increased $4.9 million, or 8.8%, to $61.1 million at June 30, 2006,  from $56.2 million at December 31, 2005. Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of June 30, 2006 and December 31, 2005 totaled $54.7 million and $50.7 million, respectively, relating to the securitizations accounted for as secured financings. The trustee is expected to remit these amounts on the following month’s scheduled remittance date, at which time they mainly will be used to pay down principal on the related financing on mortgage loans held for investment, net. The balance in trustee receivable also includes the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us one month after collection (i.e., interest collected by the third-party servicer after our June 2006 remittance cut-off date will be remitted to us in July 2006).

Accrued Interest Receivable. Accrued interest receivable increased $6.2 million, or 23.3%, to $33.2 million at June 30, 2006, from $27.0 million at December 31, 2005. The increase is due to the 23.2% increase in mortgage loans held for investment - securitized from December 31, 2005, offset by the 40.4% decrease in mortgage loans held for investment - pre-securitization during the same period. The increase in accrued interest receivable also includes the effect of an increase in the weighted-average interest rates on the mortgage loans held for investment - securitized and mortgage loans held for investment - pre-securitization of 23 basis points and 62 basis points, respectively, from December 31, 2005 to June 30, 2006.

Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the six months ended June 30, 2006 and for the year ended December 31, 2005:

(Dollars in thousands)	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005
Balance, beginning of year	$7,789	$14,933
Excess cashflow certificates sold	(1,500)	--
Accretion	380	1,593
Cash receipts	(11,075)	(23,146)
Net change in fair value	7,449	14,409
Balance, end of period	$3,043	$7,789

    Since we began structuring our securitizations in 2004 to be accounted for as secured financings, we no longer record excess cashflow certificates (but rather the underlying mortgage loans) on newly issued securitizations on the consolidated balance sheet. During May 2006, we sold $1.5 million of excess cashflow certificates at par to a third-party without recourse. We did not sell any excess cashflow certificates during the six months ended June 30, 2005 or during the year ended December 31, 2005.

Aside from the impact of the sale of excess cashflow certificates, the decrease in the fair value of our excess cashflow certificates for the six months ended June 30, 2006, as compared to the same period in 2005, primarily is due to the timing of cash receipts and losses on the underlying loans, coupled with the change in the amount of remaining residual cash flows. Actual losses for the six months ended June 30, 2006 were lower than the anticipated losses, resulting in the receipt of cash earlier than expected. In addition, we revised the assumptions used to determine the fair value of the excess cashflow certificates during the first quarter of 2006 and the third quarter of 2005. The most notable of the changed assumptions was the third quarter 2005 decrease in the amount of expected losses over the remaining term of several of the certificates and the revised shape of the loss curve due to better-than-expected performance of the mortgage loans that underlie the excess cashflow certificates. As a result of the lower losses and the increased cash flow, the return was higher on the excess cashflow certificates during the six months ended June 30, 2006.

Equipment, Net. Equipment, net increased $604,000, or 9.0%, to $7.3 million at June 30, 2006, from $6.7 million at December 31, 2005. This increase primarily is due to increased purchases of computer equipment and office furnishings during the six months ended June 30, 2006, which reflects the impact of our office expansions during the first quarter of 2006. Most of the equipment purchased during the first six months of 2006 will be depreciated over a three- to five-year period from the date acquired.

Accounts Receivable. Accounts receivable increased $3.3 million, or 63.5%, to $8.4 million at June 30, 2006, from $5.1 million at December 31, 2005. This increase primarily is due to an increase in amounts due from the third-party servicer and a $2.8 million increase in a current tax asset. The increase in servicer receivables relates to the early pay-offs occurring on our mortgage loans held for investment - pre-securitization portfolio during the last month of the six month period ended June 30, 2006. The servicer receivables generally are comprised of the principal and interest payments collected by our loan servicing provider during the month and remitted to us one month after collection (i.e., principal and interest collected by the third-party servicer during June 2006 will be remitted to us in July 2006).

Prepaid and Other Assets. Prepaid and other assets increased $7.3 million, or 24.0%, to $37.8 million at June 30, 2006, from $30.5 million at December 31, 2005. The increase is primarily due to the (1) $6.5 million increase in REO properties due to the expected seasoning of the loan portfolio, and (2) $1.8 million increase in deferred securitization debt issuance costs that are recognized over the estimated life of the securitization debt as a yield adjustment to interest expense. These increases were partially offset by a $1.6 million net decrease in the fair value of our derivative instruments used to hedge our securitization debt during the six months ended June 30, 2006.

At June 30, 2006 and December 31, 2005, we held $11.0 million and $4.4 million, respectively, of REO properties, which we carry at the lower of cost or fair value, less estimated selling costs.  The fair value of the REO properties were written down by $546,000 during the six months ended June 30, 2006. We recorded write-downs of $213,000 during the year ended December 31, 2005.

Deferred Tax Asset. The deferred tax asset decreased by $8.1 million, or 14.7%, to $46.8 million at June 30, 2006, from $54.9 million at December 31, 2005. The decrease primarily is due to timing differences in GAAP income and taxable income recognition. The decrease in the deferred tax asset primarily relates to gain-on-sale accounting versus REMIC tax accounting for securitizations entered into prior to 2004, our 2004 securitizations which were accounted for as secured financings, and which for tax purposes were accounted for as REMIC transactions and were treated as sales, deferred origination fees and a $3.2 million decrease in deferred taxes related to the increase in the fair value of the hedge instruments within accumulated OCI. The decrease was partially offset by increases in the differences related to the loan loss provision and actual charge-offs, and realized gains and losses on derivatives (interest rate swaps) associated with hedging the securitization debt issuance (financing costs) and accrued expenses.

Commencing in the first quarter of 2005, we began issuing our securitizations using a newly created subsidiary that we elected to treat as a REIT (also referred to as a “Captive REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Captive REIT securitizations are structured as “debt-for-tax” transactions. Our securitizations prior to 2005 all were structured as “sale-for-tax” transactions. The tax structure was changed to more closely conform to the GAAP accounting treatment.

Bank Payable. Bank payable increased $52,000, or 2.7%, to $2.0 million at June 30, 2006, from $1.9 million at December 31, 2005. Bank payable represents the amount of checks written against our operating account which subsequently are covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

    Warehouse Financing. Our warehouse financing decreased $133.6 million, or 60.0%, to $89.2 million at June 30, 2006, from $222.8 million at December 31, 2005. The decrease was primarily due to a $109.4 million, or 40.4%, decrease in the amount of mortgage loans held for investment - pre-securitization.

Financing on Mortgage Loans Held for Investment, Net. Our financing on mortgage loans held for investment, net increased $1.0 billion, or 22.4%, to $5.4 billion at June 30, 2006, from $4.4 billion at December 31, 2005. This increase in the issuance of asset-backed securities corresponds to the increase in loans held for investment - securitized during the six months ended June 30, 2006. The balance of this account generally will increase in proportion to the increase in mortgage loans held for investment - securitized.

Other Borrowings. Other borrowings increased $759,000, or 15.9%, to $5.5 million at June 30, 2006, from $4.8 million at December 31, 2005. The increase was due to the increased need for equipment financing during the six months ended June 30, 2006.

The following table summarizes certain information regarding other borrowings at June 30, 2006 and December 31, 2005:

(Dollars in thousands)
Equipment Financing	Range of Interest Rates	Balance	Range of Expiration Dates

At June 30, 2006	6.26% to 9.09%	$ 5,544	July 2006 to July 2009

At December 31, 2005	3.29% to 12.45%	$ 4,785	January 2006 to December 2008

Accrued Interest Payable. Accrued interest payable increased $6.2 million, or 47.1%, to $19.3 million at June 30, 2006, from $13.1 million at December 31, 2005. The increase primarily was related to the increase in the outstanding balance of our financing on mortgage loans held for investment, net, which increased $1.0 billion, or 22.4%, at June 30, 2006 from December 31, 2005, coupled with the increase in the weighted average cost on mortgage loans held for investment financing. The weighted average cost on mortgage loans held for investment financing was 5.46% at June 30, 2006 as compared to 4.92% at December 31, 2005.

Accrued interest payable related to warehouse borrowings represented $91,000 and $279,000 of the balance at June 30, 2006 and December 31, 2005, respectively. The decrease is due to the 60.0% decrease in warehouse financing offset by the 94 basis point increase (5.33% at June 30, 2006 compared to 4.39% at December 31, 2005) in the index utilized to calculate the interest expense related to those borrowings.

    Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $5.4 million, or 16.1%, to $38.6 million at June 30, 2006, from $33.2 million at December 31, 2005. The increase was primarily due to a $5.2 million increase in accrued servicer advances (payables) related to our accounting for loan securitizations as secured financings beginning in 2004, and to a lesser extent, increases in reserves related to legal, premium recapture and representation and warranty indemnifications, partially offset by a reduction in current taxes payable during the same period.

Stockholders’ Equity. Stockholders’ equity increased $37.5 million, or 35.1%, to $144.3 million at June 30, 2006 from $106.8 million at December 31, 2005. This increase primarily is due to (1) the recording of $13.8 million in net income for the six months ended June 30, 2006, (2) a $5.1 million, net of tax, increase in the accumulative OCI related to the net unrealized gains from derivatives, (3) the $19.4 million of net proceeds we received from the issuance of 2.5 million shares of common stock in April 2006, and (4) the $247,000 of proceeds and $768,000 of excess tax benefits related to the exercise of 242,200 stock options from authorized but unissued shares during the same period. These increases were offset by the payment of $1.0 million of dividends and the accrual of $1.2 million in common stock dividends that were declared on June 23, 2006 and paid on July 6, 2006.

Additionally increasing stockholders’ equity was the effect of the adoption of SFAS No. 123(R) which removed from stockholders’ equity the unearned common stock held by the SIP on January 1, 2006. During the fourth quarter of 2005, we contributed 157,275 shares, or $1.2 million, of our common stock to the SIP, which represented deferred compensation and was initially recorded as a component of stockholders’ equity.

Contractual Obligations

The following table summarizes our material contractual obligations as of June 30, 2006:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backed securities (1)	$5,429,292	$2,039,160	$2,077,646	$725,721	$586,765
Operating leases	$23,471	$6,533	$10,388	$5,880	$670
Equipment financing	$5,544	$434	$3,181	$1,929	$--

(1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At June 30, 2006 and December 31, 2005, we had outstanding origination commitments to fund approximately $131.4 million and $104.8 million, respectively, in mortgage loans.

Off-Balance Sheet Arrangements

Substantially all of our off-balance sheet arrangements relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e., excess cashflow certificates), there is $551.6 million in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of June 30, 2006. These trusts have issued asset-backed securities secured by these mortgage loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third-party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. See “Origination of Mortgage Loans - Securitizations” for additional information regarding these transactions.

Liquidity and Capital Resources

    The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses, tax payments and planned dividend payments. We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We generate working capital primarily from the cash proceeds we receive from our quarterly securitizations, including the NIM transactions and the sale of MSRs. Our current cost structure has many embedded fixed costs, which are not likely to be significantly affected by a relatively substantial change in our loan origination volume. If we can continue to originate a sufficient amount of mortgage loans and continue our practice of securitizations, we expect to generate sufficient cash proceeds from our securitization financings, whole-loan sales and the cash flows from our growing portfolio of mortgage loans held for investment to largely offset our current cost structure and cash uses. However, we may choose to not sell MSRs or reduce the amount of securitization debt we issue, which will negatively impact our cash flow in any period we do so. Additionally, although we believe our strategy to hedge our exposure to rising interest rates in an effort to “lock in” our spread (as discussed in more detail in “Summary of Critical Accounting Policies - Accounting for Hedging” above and “- Item 3.  Quantitative and Qualitative Disclsures About Market Risk - Hedging”) to be appropriate, decreasing interest rates could adversely impact our cash flow in any such period.

We believe we must generate sufficient cash from the following in order to sustain our current level of working capital:

•	the proceeds we receive from selling or financing asset-backed securities in connection with our securitizations;

•	the proceeds from the sale of MSRs to a third-party mortgage servicer;

•	the premiums we receive from selling whole-loans on a servicing-released basis;

•	origination fees collected on newly closed loans;

•	the cash flow from corridors and interest rate swaps;

•	excess cashflow certificates we retained in connection with our securitizations prior to 2004; and

•	principal and interest payments we receive on our loans held for investment.

Currently, our primary uses of cash include the funding of:

•	mortgage loans held for investment - pre-securitization which are not financed;

•	interest expense on warehouse lines of credit, financing of mortgage loans held for investment, interest rate swap payments and other financings;

•	scheduled principal pay-downs on financing of mortgage loans held for investment, warehouse lines of credit and other financings;

•	transaction costs, derivative costs and credit enhancement (O/C) in connection with our securitizations;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•	tax payments, including those related to excess inclusion income generated from our excess cashflow certificates and all, or a portion, of our dividends received from our REIT subsidiary; and

•	common stock dividends.

Historically, we have financed our operations utilizing securitization financings, various secured credit financing facilities, issuances of corporate debt, issuances of equity, and MSRs sold in conjunction with each of our securitizations to support our originations, securitizations and general operating expenses.

We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for our repurchase of any of the mortgage loans that become subject to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $612,000 and $762,000 at June 30, 2006 and December 31, 2005, respectively. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $262,000 and $310,000 at June 30, 2006 and December 31, 2005, respectively.

Subject to our ability to execute our business strategy and the various uncertainties described in this section and described in “Part II. Item 1A. - Risk Factors,” we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least the next 12 months; however, there can be no assurance that we will be successful in this regard.

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

To originate and accumulate loans for securitization, we borrow money on a short-term basis primarily through committed secured warehouse lines of credit. Throughout each quarter as we amass loans for inclusion in each quarter’s securitization, a significant portion of our total warehouse financing lines will be utilized to fund loans. The majority of the loans collateralizing warehouse borrowings are held for a period of up to 120 days, at which point they are securitized or sold. The material terms and features of our financing facilities in place at June 30, 2006 are as follows:

    RBS Greenwich Capital Warehouse Line of Credit. We have a $350.0 million committed facility with RBS Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over one-month LIBOR. This facility provides us with the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The facility provides the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent. Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages. This facility expires in October 2006. As of June 30, 2006, the outstanding balance under the facility was $58.8 million.

    Citigroup Warehouse Line of Credit. We have a $350.0 million committed facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent. Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages. This facility expires in May 2007. As of June 30, 2006, the outstanding balance under the facility was $30.4 million.

    Bank of America Warehouse Line of Credit. We have a $350.0 million committed facility with Bank of America, LLC which bears interest based upon a fixed margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent and a limited amount of mortgage loans between 60 to 89 days delinquent. This facility expires in August 2006. As of June 30, 2006, we had no outstanding balance under the facility.

JP Morgan Chase Warehouse Line of Credit. We have a $350.0 million facility ($200.0 million of which is committed) with JP Morgan Chase which bears interest based upon a fixed margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lesser of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent and a limited amount of mortgage loans between 60 to 89 days delinquent. This facility expires in May 2007. As of June 30, 2006, we had no outstanding balance under the facility.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of June 30, 2006.

Interest Rate Risk

    Our primary market risk exposure is interest rate risk. Our results of operations may be significantly affected by the level of and fluctuation in interest rates. (See “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk”).

Current Interest Rate Environment. Net interest income after provision for loan loss represents 72.2% and 70.8% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the three months ended June 30, 2006 and 2005, respectively. Net interest income after provision for loan loss represents 72.4% and 71.0% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the six months ended June 30, 2006 and 2005, respectively. Accordingly, the interest rate environment has a substantial impact on our earnings. Our balance sheet is currently liability sensitive. A company with a liability sensitive balance sheet generally experiences reduced net interest income in a rising or increasing rate environment, such as the present environment, while earnings are enhanced in a sustained decreasing rate cycle. The impact of the flattening of the yield curve recently has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted.

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

Credit Risk

A significant portion of our loans held for investment have been made to non-prime credit borrowers and are secured by residential property. There is no guarantee that, in the event of borrower default, we will be able to recoup the full principal amount and interest due on a loan. We have adopted underwriting and loan quality monitoring systems, procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believe are prudent and appropriate to minimize this risk by tracking loan performance, assessing the likelihood of nonperformance and diversifying our loan portfolio. These policies and procedures, however, may not prevent unexpected losses that could adversely affect our results.

We also sell loans on a whole-loan basis, from time-to-time, to banks and other financial institutions. When we sell mortgage loans on a whole-loan basis we normally make standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans if they are breached. Additionally, certain whole-loan sale contracts include provisions that require us to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. In these instances, we are subject to repurchase risk in the event of a breach of standard representations or warranties we make in connection with these whole-loan sales.

Geographical Concentration

Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States. For the three months ended June 30, 2006, approximately 24% and 14%, based upon principal balance, of the mortgage loans we originated were on properties located in New York and Florida, respectively, with no other state representing more than 7% of the originations.

The concentration of mortgage loans in specific geographic areas may increase the risk of loss. Economic conditions in the states where borrowers reside may affect the delinquency, loss and foreclosure experience of the mortgage loans. These states may suffer economic problems or reductions in market values for residential properties that are not experienced in other states.

The value of mortgaged properties could decline as a result of an overall decline in the economy or residential real estate market, or from the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies (i.e., hurricane-related damages). This decline, in turn, would increase the risk of delinquency, default or foreclosures on mortgage loans in our mortgage loans held for investment portfolio and restrict our ability to originate, sell, or securitize mortgage loans, which would significantly harm our business, financial condition and liquidity.

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

Inflation

    Inflation affects us most significantly in the areas of mortgage loan originations and profit margins. Interest rates normally increase during periods of rising inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation). Historically, as interest rates increase, such as the current trend, mortgage loan production decreases, particularly from loan refinancing. Generally, in such periods of reduced mortgage loan production the associated profit margins also decline due to increased competition among loan originators and due to higher unit costs, thus further reducing our earnings. (See “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate/Market Risk”).

Impact of New Accounting Standards

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN No. 48.   FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. Only tax positions meeting a "more-likely-than-not" threshold of being sustained are recognized under FIN No. 48. FIN No. 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact, if any, the adoption of FIN No. 48 on January 1, 2007 will have on our financial statements.

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

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156. SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires, among other things, that (1) an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations, and (2) all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.

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

Changes in the general interest rate levels between the time we originate mortgage loans and the time we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income revenue by affecting the “excess spread” between the interest rate on the mortgage loans and the interest paid on the asset-backed securities issued by the securitization trusts. We may use hedges, such as interest rate swaps and corridors, to mitigate the effect of changing interest rates between the time we originate loans and the time we either securitize or sell loans. If hedges are not utilized, as interest rates rise between the time we originate the loans and the time we securitize or sell the loans, the excess spread generally would narrow, resulting in a loss of value on the loans and lowering the net interest income we would receive on the mortgage loans we securitize and lower net gains, or possibly produce losses on the whole loans we sell. Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life in the case of securitizations and an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans rises when moving from a lower to a higher interest rate environment, such as the current environment. A higher interest rate environment results in our having a higher cost of funds. This decreases both the fair value of the mortgage loans and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the loans prior to their securitization or sale. As a result, we may experience lower spreads on securitized loans and a lower gain on whole-loan sales.

The following table demonstrates the sensitivity, at June 30, 2006, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate fair value:

(Dollars in thousands)	Fair Value of Excess Cashflow Certificates	Decrease (Increase) To Earnings (Pre-tax basis)

Fair value as of June 30, 2006	$3,043

10% increase in prepayment speed	3,149	$(106)
20% increase in prepayment speed	3,268	(225)

10% increase in credit losses	2,993	50
20% increase in credit losses	2,941	102

10% increase in discount rates	3,040	3
20% increase in discount rates	3,035	8

10% increase in one- and six-month LIBOR	3,233	(190)
20% increase in one- and six-month LIBOR	3,861	(818)

    The sensitivities are hypothetical and are presented for illustrative purposes only. Changes in the fair value resulting from a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the resulting change in fair value may not be linear. Each change in assumptions presented above was calculated independently, without changing any other assumption. However, in reality, changes in one assumption may result in changes in another assumption, which may magnify or counteract the sensitivities. For example, a change in market interest rates may simultaneously impact prepayment speeds, credit losses and the discount rate. We are unable to predict how one change in a particular assumption may impact other assumptions.

We regularly issue securitization asset-backed securities collateralized by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when asset-backed securities are issued. To reduce our financial exposure to changes in interest rates, our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings. We also use corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) and/or amoritizing notional balance interest rate swaps that are designed to mitigate our basis risk within the securitization. (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities”). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment and/or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “- Interest Rate Risk/Market Risk” and “Part II. - Item 1A. - Risk Factors”).

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

    Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can harm us by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, decreasing our net interest margin.

Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on the loans held pending securitization or sale and the interest paid by us for funds borrowed under our warehouse facilities. In the past, from time to time, we have undertaken specific measures to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities”). Fluctuating interest rates also may significantly affect the excess cash flows from our excess cashflow certificates, as the interest rate on some of our asset-backed securities change monthly based on one-month LIBOR, but the collateral that backs such securities are comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates (e.g., fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months) which creates basis risk. (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Excess Cashflow Certificates”). With our transition to on-balance sheet portfolio securitizations in 2004, we have and may continue to hedge our exposure to interest rate risk as described above in “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities.”

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

    Management uses financing sources where the interest rate resets frequently. As of June 30, 2006, the adjustable-rate borrowings under all of our financing arrangements adjust daily (i.e., all of our warehouse lines of credit) or monthly (i.e., portions of our securitization debt). On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed-rate; the remainder contains features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This 30-year loan is fixed for its first two years and then adjusts every six months thereafter.

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

We refer to the one-year and the three-year projections of net interest income as the “base case.” Second, once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following sensitivity tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at June 30, 2006:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One Year Projection:

Net interest income (1)(2)	$118,437	$115,619	$114,216	$121,738	$126,691
Percentage change from base		(2.38)%	(3.56)%	2.79%	6.97%

Three Year Projection:

Net interest income (1)(2)	$227,722	$221,520	$217,306	$234,854	$246,801
Percentage change from base		(2.72)%	(4.57)%	3.13%	8.38%

(1) Net interest income from assets (income from mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

(2) Assumes warehouse interest expense through September 30, 2006.

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

    Hedging. From an interest rate risk management perspective, we use interest rate swaps and corridors in an effort to offset the potential adverse effects of our exposure during a period of rising rates, such as the current environment. In this way, management generally intends to hedge as much of the interest rate risk as determined to be in our best interest, given the cost of hedging transactions.

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

Maturity and Repricing Information

    The following table summarizes the notional amount, expected maturities and weighted average strike rates for corridors and amortizing notional balance interest rate swaps that we held as of June 30, 2006:

(Dollars in thousands, except average strike price and rate)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$1,717,654	$1,127,586	$418,577	$42,720	$32,195	$96,576
Weighted average strike price	$6.39	$5.75	$7.08	$7.43	$7.46	$7.42

Caps sold - notional	$1,717,654	$1,127,586	$418,577	$42,720	$32,195	$96,576
Weighted average strike price	$8.85	$8.54	$9.28	$9.27	$9.27	$9.30

Amortizing notional balance interest rate swaps:
Notional	$134,099	$53,221	$53,559	$27,319	$--	$--
Weighted average rate	$5.41	$5.41	$5.41	$5.41	$--	$--

Item 4. Controls and Procedures.

    Prior to the filing of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported as and when required. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures also are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant deficiencies or material weaknesses identified during the course of this evaluation. There have not been any changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act of 1994, the Truth-in-Lending Act, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought: (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the District Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the New York State Banking Department (“NYSBD”) from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In the fourth quarter of 1999, we and the NYSBD submitted opposition to the plaintiffs’ motion. In March 2000, the District Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The District Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the District Court’s request in or about April 2004. In August 2004, the District Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and the District Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. The objectors filed their appellate brief in July 2005. We filed our appellate papers in opposition in September 2005, and the objectors filed their reply papers in September 2005. In February 2006, the Appellate Court vacated the District Court’s decision to approve the settlement, not based on the merits of the settlement, but because a motion to intervene was decided by the District Court Magistrate Judge and not the District Court Judge. The Appellate Court instructed the District Court Judge to rule on the motion to intervene and, until then, it cannot be determined if the District Court Judge will also have to rule on the fairness of the settlement, or if that issue will have to return to the Appellate Court. Briefing on the intervention motion was re-submitted to the District Court Judge in July 2006. If the settlement is not approved, we believe we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

•
In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against Delta Funding Residual Exchange Company LLC (the “LLC”), an unaffiliated limited liability company, Delta Funding Residual Management, Inc. (“DFRM”), and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest, (b) specific performance of the LLC’s obligations to us in the future, and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Mr. Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered the New York County action. In February 2004, the Nassau County Supreme Court denied Mr. Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Mr. Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Supreme Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Mr. Morrison’s countersuit, which the Supreme Court denied in September 2004. Discovery is proceeding. In or about October 2004, the LLC commenced an action against KPMG LLP based upon similar allegations as asserted in this action. In September 2005, it was agreed that the action against KPMG LLP would be joined with this action. In the countersuit, the LLC was granted permission to serve an amended complaint, which it did in November 2005. The amended complaint included two additional causes of action alleging breach of fiduciary duty owed to the LLC, one against us and the other against several of our officers and directors. In December 2005, we filed a motion to amend our complaint to add claims (both individually and as a member of the LLC) against Mr. Morrison arising from the same and/or similar facts and circumstances, seeking recovery for waste, for improper personal benefit, for breach of fiduciary duty (beyond those already alleged in the complaint) and for a material misstatement in the LLC’s financial statements. In April 2006 the Supreme Court dismissed our motion to amend and granted us permission to revise the motion and refile it. In July 2006, we re-filed our motion to amend our complaint. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

•
In or about December 2003, we received a notice that we had been named in two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek (a) certification of a class of plaintiffs, (b) direction to return fax fees charged to borrowers, and (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged (1) breach of contract, (2) statutory fraud and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims. The plaintiff was granted leave to file a motion to amend his complaint in the fax fee case, which rendered our February 2004 motion to dismiss moot. The plaintiff filed an amended complaint in July 2004 and we filed a new motion to dismiss in August 2004, which the court denied in January 2005, and we have since filed an answer in that case. In March 2004, we filed a motion to dismiss the case pertaining to per diem interest claims, which the court denied in September 2004. We have since filed an answer in that case and plaintiffs filed a motion to dismiss our affirmative defenses, which the Circuit Court granted, permitting us leave to replead the defenses with more particularity, which we have done. Discovery has commenced in both cases. In June 2005, we filed opposition papers to the plaintiff’s motion for class certification in the case pertaining to fax fee claims. In June 2006, we filed a motion for summary judgment in the case pertaining to the fax fees claims. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In our about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our subsidiary, Fidelity Mortgage Inc. (“Fidelity”, now a division of our other subsidiary, Delta Funding Corporation), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act. The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys’ fees, (5) leave to add additional plaintiffs, and (6) leave to amend to add claims under applicable state laws. We filed an answer and discovery has commenced. In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion. In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff’s motion for conditional class certification be granted, and that plaintiff’s motion to authorize judicial notice be granted (subject to revision and final approval by the District Court). In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge’s Report and Recommendation and the plaintiff filed its opposition to our objections. In July 2005, the District Court upheld the Magistrate Judge’s Report and Recommendation. Any potential class members who desired to join the collective action were provided an opportunity to do so during an “opt-in” period that ended in October 2005. Approximately 180 individuals, virtually all of whom are former employees, are plaintiffs in the collective action. In April 2006, the plaintiffs filed a motion for summary judgment. By agreement in June 2006, the Court stayed the action permitting the parties to engage in non-binding mediation, and plaintiffs’ motion for summary judgment was withdrawn without prejudice to it being re-filed. Unless the matter is resolved, the stay will be lifted in August 2006, the plaintiffs’ motion re-filed and we will file our opposition to the motion. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 1A. Risk Factors.

Certain information contained in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties that exist in our operations and business environment, and are subject to change based on a variety of important factors. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “may,” “plans,” “potential,” “predict,” “should,” “could,” “is likely to,” “believe,” “to be,” “will be,” “will continue to be,” or similar words or terminology. These statements include, but are not limited to, our future profitability and our future net interest income, our future cash flows and liquidity requirements, the future performance of our loan portfolios, our plans to grow originations, the impact of changes in interest rates, our future hedging strategy, the anticipated impact to our financial statements of our change to our accounting for securitizations, the impact of changes to accounting rules, our ability to realize benefits from our deferred tax asset, and our anticipated outcome of litigation and regulatory matters, as well as statements expressing optimism or pessimism about future operating results. Such statements are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act (“PSLRA”) of 1995. The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements. By their nature, all forward-looking statements involve risk and uncertainties. We caution readers that numerous important factors discussed in this section, or detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Risk Factors,” in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in this Quarterly Report.

The following risks and uncertainties, and those contained in our Annual Report on 10-K for the year ended December 31, 2005, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such forward-looking statements. We undertake no obligation to update publicly any of these statements in light of future events except as required by law. There can be no assurance, however, that our expectations will necessarily come to pass. We qualify any and all of our forward-looking statements entirely by these cautionary factors. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

•
Our ability or inability to earn a sufficient spread between our cost of funds and our average mortgage rates to generate sufficient revenues and cash flows to offset our current cost structure and cash uses;

•	Our ability or inability to originate a sufficient amount of mortgage loans, and subsequent sale or securitization of such loans, to offset our current cost structure and cash uses;

•
Our ability or inability to continue our practice of securitizing mortgage loans, as well as our ability to utilize optimal securitization structures (including the execution of NIM transactions and the sale of MSRs at the time of securitization) at terms favorable to us to generate sufficient cash proceeds to offset our current cost structure;

•
Our ability or inability to manage interest rate risk. Our primary interest rate exposure relates to our mortgage loans and variable-rate debt, as well as the interest rate swaps and caps that we use for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. Changes in the level of interest rates also can affect our ability to originate or acquire mortgage loans, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising short-term interest rates, such as the current environment, our interest expense could increase while the interest we earn on our interest-earning assets would not change as rapidly. We generally finance loans prior to securitization or whole-loan sale through warehouse financing. The net income we receive on these mortgage loans is the difference between the interest income we receive from the borrower on the mortgage loan, less the sub-servicing fee and interest expense we pay. The warehouse financing is based upon one-month LIBOR. An increase in one-month LIBOR, without a corresponding increase in the rates at which we lend would reduce our net income;

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

•	Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations;

•
The leveling off of or decline in the value of residential properties could have a significant impact on our origination levels and/or financial position and results of operations. The increase in home prices over the last several years has contributed to the growth in our origination volume, as well as, reducing the risk of losses by improving LTV ratios. The slowing of home-price growth, or perhaps a decline in values in some markets, could have a significant impact on our mortgage loan origination growth, as well as impact our prepayment speed and credit loss assumptions on the mortgage loans held for investment and the corresponding allowance for loan losses;

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

•
Our ability or inability to find alternative methods of generating retail leads and originating retail loans in light of the Federal Trade Commission (“FTC”) and various state “do not call” registries, which were implemented beginning in 2003 and may limit our ability to utilize telemarketing to generate retail leads and originate retail loans. Our marketing operations are or may become subject to various federal and state “do not call” list requirements. Under the FTC’s regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from cold calling anyone on that registry. These regulations may restrict our ability to market effectively our products and services to new customers. Furthermore, compliance with these regulations may prove costly and difficult, and we may incur penalties for improperly conducting our marketing activities;

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

•
Natural disasters may adversely affect the performance of mortgage loans in a variety of ways, including but not limited to, impacting borrowers’ abilities to repay their loans, displacing the homeowners due to severe damage to the properties, and decreasing the value of the mortgaged property, which may result in increased losses to us. Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricanes and floods. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. Additionally, claims for insurance recoveries may be disputed if insured parties and their insurers disagree in their assessments or type of insurable damage, causing the timing and receipt of insurance payments for damages to be delayed or made at amounts lower than expected, if at all. We may not be able to readily determine the particular nature of such economic effects, how long any of these effects may last, or the impact on the performance of mortgage loans affected by the natural disaster;

•
The risk that any material decline in real estate values would weaken our collateral LTV ratios and increase the possibility of loss if a borrower defaults. In such event, we would be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by a third-party credit enhancement;

•
The risk that using Insured AVMs in lieu of appraisals could increase our losses. An AVM may be considered a less accurate measure to value a property than a full appraisal with an interior inspection performed by a licensed appraiser. We utilized an Insured AVM on approximately 12% of the loans we originated during the three months ended June 30, 2006. If the values received from the AVM are higher than the actual property values, we may incur higher losses. While we obtain an insurance policy on the AVM value at the time of origination, there can be no assurance that we will recover claims from this policy in the event of a loss;

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

•	The risk that demand for cash-out refinancing may decrease as interest rates rise and the prices of homes decline, which would reduce our origination volumes for this type of refinancing;

•	The risk that we may need to repurchase loans securitized or sold on a whole-loan basis if we breach the representations and warranties that we make in connection with the sales;

•	Our ability or inability to continue monetizing our existing excess cashflow certificates, including without limitation selling, financing or securitizing such assets;

•	The accuracy of our estimates of the value of our excess cashflow certificates;

•
Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers’ reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. We are particularly subject to economic conditions in the northeastern U.S., where approximately 42.3% and 43.2% of our loans were originated during the three and six months ended June 30, 2006, respectively. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market and we may cause us to sustain a reduction in our net income or incur losses;

•
The effect that poor servicing or collections by third-party servicers that service the loans we originate, and/or regulatory actions and class action lawsuits against these servicers, could have on the value of our excess cashflow certificates, the net interest spread we earn, and/or our ability to sell or securitize loans in the future;

•
A decline in the quality of servicing and/or a degradation in the financial condition of the entity servicing our mortgage loans could lower the value of our excess cashflow certificates and our securitized loan portfolio, as well as our ability to sell or securitize loans. We have a third-party mortgage loan servicer, Ocwen Loan Servicing, LLC, which presently services our loan portfolio. Poor servicing by Ocwen Loan Servicing, LLC (or its parent Ocwen Financial Corporation, or subsidiaries, collectively referred to as “Ocwen”) or any other third-party servicer who services the loans we originate could harm the value of securitized mortgage loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Ocwen has been named as a defendant in a number of purported class action lawsuits that challenge its servicing practices under applicable federal and state laws. In addition, on November 29, 2005, a jury in County Court for Galveston County, Texas, returned a verdict of $11,500,000 in compensatory and punitive damages and attorneys' fees against Ocwen, in favor of a plaintiff borrower who defaulted on a mortgage loan it serviced. The plaintiff claimed that Ocwen’s foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. On February 9, 2006, the trial court reduced the jury verdict and entered judgment in the amount of $1,830,375. Ocwen has indicated in its public filings that it believes the judgment was against the weight of evidence and contrary to law and has asked the trial court to set it aside. Ocwen also has indicated in its public filings that it intends to continue to vigorously defend this matter and, if necessary, intends to take an appeal to the Texas Court of Appeals. Further, according to its public filings, Ocwen maintains high levels of indebtedness. Ocwen is a non-investment grade company and in 2004 terminated its banking subsidiary's status as a federal savings bank under supervision of the Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation (“FDIC”). Ocwen is now licensed and regulated primarily at the state and local level. If Ocwen’s operations are impaired as a result of litigation, judgments, governmental investigations, its inability to repay its indebtedness when due, or further degradation of its capitalization or credit rating, our profitability and operations may be harmed.

•	The failure of a counterparty to complete an agreed-upon transaction or perform an agreed-upon service may subject us to potential losses;

•
In 2006 we adopted SFAS 123(R), which requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period the awards expected to vest. The determination of compensation cost requires us to make many assumptions regarding volatility, expected option life and forfeiture rates. In addition, changes in our stock price or prevailing interest rates will also impact the determination of fair value and compensation cost. If any of our assumptions used to determine fair value change significantly, future share-based compensation may differ materially from that recorded in the current period;

•	The effect that an interruption in, or breach of, our information systems could have on our business;

•	Our ability or inability to adapt to and implement technological changes to become and/or remain competitive and/or efficient;

•	The possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•
We rely heavily upon communications and information systems to conduct our business. Any material interruption or breach in security of our communication or information systems or the third-party systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. Additionally, in connection with our loan file due diligence reviews, we have access to the personal financial information of the borrowers which is highly sensitive and confidential, and subject to significant federal and state regulation. If a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Our policies and safeguards may not be sufficient to prevent the misappropriation of confidential information, may become noncompliant with existing federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future;

•	Unpredictable delays or difficulties in the development of new product programs;

•
While we are not subject to direct supervision by the OTS, changes in regulations issued by them have limited our ability to charge prepayment penalties on some of the mortgage loans we originate. These changes do not affect our competitors that are federally regulated institutions, which could have an adverse impact on ability to compete in certain states. In addition, the absence of prepayment penalties on some of our loans could also adversely impact our securitizations and related profitability;

•
The unanticipated expenses of assimilating newly acquired business, if any, into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures;

•
A portion of the income we receive from our excess cashflow certificates, which are created in a REMIC securitization, is referred to as excess inclusion. In addition, all or a portion of the dividends we receive from our REIT subsidiary is considered excess inclusion, resulting from the subsidiary’s ownership of the securitization trusts (that are classified as a taxable mortgage pool). With limited exceptions, excess inclusion is always subject to tax because it cannot be offset by other deductions or by net operating losses. If the total amount of excess inclusion exceeds our regular taxable income, our liquidity would be impacted as our cash payments for federal income taxes would exceed the amount that would otherwise be required;

•
Our inability to comply with REIT qualification tests for our REIT subsidiary on a continuous basis would subject our securitization trusts owned by our REIT subsidiary to federal income tax as a corporation (as a taxable mortgage pool) and not allow it to be filed as part of consolidated income tax return with any other corporation. The REIT rules require compliance with asset, income, distribution and ownership tests. The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock. As of June 30, 2006, members of the Miller family (considered one stockholder under the attribution rule applicable to the ownership of REIT stock) own approximately 33.7% of the common stock (including employees’ stock options as required by the Code and related rules and regulations). There can be no assurance that we will be able to comply with these tests or remain compliant. Failure to remain compliant would result in the imposition of a tax upon our securitization trusts and would reduce cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts. In addition, it would result in an event of default, unless waived, under our warehouse and certain other credit facilities. Accordingly, a failure to remain compliant with the REIT qualification tests may reduce our profitability and cash flow and have a material adverse impact on us;

•
Our executive officers (specifically, members of the Miller family) collectively own a large percentage of our common shares and could influence or control matters requiring shareholder approval. Accordingly, if members of the Miller family were to act in concert, they would have the ability to exercise significant control over us with respect to matters submitted to a stockholder vote, including the approval of fundamental corporate transactions, such as mergers and acquisitions, consolidations and asset sales, and electing all of the members of our Board of Directors. As long as the Miller family controls such a substantial percentage of our shares, third parties may not be able to gain control of us through purchases of our common stock. In addition, members of the Miller family hold positions as executive officers of our Company, including Chairman, Chief Executive Officer, Executive Vice President and Senior Vice President (General Counsel);

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2006, we announced the pricing of a private placement of 2,500,000 newly issued shares, from authorized but unissued shares, of our common stock at a price of $8.25 per share to a combination of new and existing institutional investors. The offering was made to accredited investors and was exempt from registration under the Securities Act of 1933. The offering closed on April 10, 2006. We received proceeds of approximately $19.4 million, after deducting expenses payable in connection with this offering. The proceeds were used to repay warehouse financings and originate mortgage loans.

Item 4. Submission of Matters to a Vote of Security Holders.

    Our annual meeting of stockholders was held on May 25, 2006. At the meeting, Arnold B. Pollard and Richard Blass were re-elected as Class I Directors for a term of three years and John Adamovich and William Addas were elected as a Class II and Class III Director, respectively, for terms of one year and two years, respectively. Sidney A. Miller and Martin D. Payson continue to serve as Class II Directors and Hugh Miller and Margaret A. Williams continue to serve as Class III Directors.

  ▪  Votes cast in favor of Mr. Arnold Pollard’s selection totaled 15,539,598; while 54,556 votes were withheld.

  ▪  Votes cast in favor of Mr. Richard Blass’ selection totaled 15,509,573; while 84,581 votes were withheld.

  ▪  Votes cast in favor of Mr. John Adamovich’s selection totaled 15,538,951; while 55,203 votes were withheld.

  ▪  Votes cast in favor of Mr. William Addas’ selection totaled 15,539,651; while 54,503 votes were withheld.

      The stockholders also voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. Votes cast in favor of this ratification were 15,495,610; while votes cast against were 54,400 and abstentions totaled 44,144.

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

DELTA FINANCIAL CORPORATION (Registrant)

Date: August 8, 2006	By:
Hugh Miller
President and Chief Executive Officer

By:
Richard Blass
Executive Vice President and Chief Financial Officer