Form 10-Q
period 2006-09-30
DELTA FINANCIAL CORP
filed 2006-11-09
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                             (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

or

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
Yes [ ]  No [ x ]

As of October 31, 2006, 23,423,711 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.
DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except for share data)

	At September 30, 2006	At December 31, 2005

Assets:
Cash and cash equivalents	$5,107	$4,673

Mortgage loans held for investment, net of discounts and deferred origination fees	5,961,792	4,663,662
Less: Allowance for loan losses	(50,833)	(36,832)
Mortgage loans held for investment, net	5,910,959	4,626,830

Trustee receivable	64,791	56,164
Accrued interest receivable	38,154	26,952
Excess cashflow certificates	457	7,789
Equipment, net	8,021	6,688
Accounts receivable	4,683	5,123
Prepaid and other assets	39,067	30,508
Deferred tax asset	49,758	54,875
Total assets	$6,120,997	$4,819,602

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,690	$1,921
Warehouse financing	55,297	222,843
Financing on mortgage loans held for investment, net	5,845,277	4,436,938
Other borrowings	5,107	4,785
Accrued interest payable	22,081	13,091
Accounts payable and other liabilities	47,808	33,242
Total liabilities	5,977,260	4,712,820

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 23,510,612 and 20,736,362 shares issued and 23,393,812 and 20,619,562 shares outstanding at September 30, 2006 and December 31, 2005, respectively	234	207
Additional paid-in capital	141,521	121,561
Retained earnings (accumulated deficit)	3,334	(15,077)
Accumulated other comprehensive (loss) income	(34)	2,536
Unearned common stock held by stock incentive plan	--	(1,127)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	143,737	106,782
Total liabilities and stockholders’ equity	$6,120,997	$4,819,602

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Interest income	$122,313	$79,359	$337,022	$200,392
Interest expense	84,734	46,949	228,294	111,221
Net interest income	37,579	32,410	108,728	89,171
Provision for loan losses	6,874	6,586	20,276	20,928
Net interest income after provision for loan losses	30,705	25,824	88,452	68,243

Non-interest income:
Net gain on sale of mortgage loans	9,659	7,494	23,987	19,414
Other income	1,815	6,263	9,447	11,659
Total non-interest income	11,474	13,757	33,434	31,073

Non-interest expense:
Payroll and related costs	16,505	16,769	50,098	46,950
General and administrative	12,548	11,347	36,360	31,241
Loss (gain) on derivative instruments	262	548	(161)	866
Total non-interest expense	29,315	28,664	86,297	79,057

Income before income tax expense	12,864	10,917	35,589	20,259
Provision for income tax expense	4,904	4,283	13,802	7,991
Net income	$7,960	$6,634	$21,787	$12,268

Comprehensive Income:
Other comprehensive (loss) income	(7,649)	3,899	(2,570)	2,689
Comprehensive income	$311	$10,533	$19,217	$14,957

Per Share Data:
Basic - weighted average number of shares outstanding	23,213,262	20,366,675	22,214,538	20,329,228
Diluted - weighted average number of shares outstanding	23,978,901	21,290,527	23,021,825	21,268,832

Net income applicable to common shares	$7,960	$6,634	$21,787	$12,268

Basic earnings per share - net income	$0.34	$0.33	$0.98	$0.60
Diluted earnings per share - net income	$0.33	$0.31	$0.95	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2006
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Unearned Common Stock Held by Stock Incentive Plan	Treasury Stock	Total

Balance at December 31, 2005	$207	$121,561	$(15,077)	$2,536	$(1,127)	$(1,318)	$106,782
Stock options exercised	3	295	--	--	--	--	298
Excess tax benefit related to share-based compensation	--	872	--	--	--	--	872
Share-based compensation expense	--	615	--	--	--	--	615
Common stock issued in offering	25	19,304	--	--	--	--	19,329
Reversal of unearned common stock held by stock incentive plan	(1)	(1,126)	--	--	1,127	--	--
Cash dividend paid	--	--	(2,207)	--	--	--	(2,207)
Dividend declared and payable	--	--	(1,169)	--	--	--	(1,169)
Net unrealized loss on derivatives, net of tax benefit	--	--	--	(2,570)	--	--	(2,570)
Net income	--	--	21,787	--	--	--	21,787
Balance at September 30, 2006	$234	$141,521	$3,334	$(34)	$--	$(1,318)	$143,737

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$21,787	$12,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	20,276	20,928
Provision for (recovery of) recourse loans and secondary marketing	386	(331)
Depreciation and amortization	2,518	1,701
Deferred tax expense (benefit)	6,760	(2,888)
Deferred origination income (costs)	516	(6,476)
Gain on change in fair value of excess cashflow certificates	(9,184)	(11,520)
Gain on sale of mortgage loans, net	(23,987)	(19,414)
Gain on sale of mortgage servicing rights	(144)	(113)
Amortization of bond securitizations deferred cost and premiums	(10,462)	(2,218)
Cash flows received from excess cashflow certificates, net of accretion	15,016	14,976
Proceeds from sale of excess cashflow certificates	1,500	--
Proceeds from sale of mortgage servicing rights	19,092	16,237
Share-based compensation expense	615	--
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(11,174)	(10,715)
Increase in trustee receivable, net	(8,627)	(35,144)
Decrease (increase) in accounts receivable	440	(1,003)
Increase in prepaid and other assets	(14,046)	(6,578)
Increase in accrued interest payable	8,990	5,430
Increase in accounts payable and other liabilities	13,417	11,423
Net cash provided by (used in) operating activities	33,689	(13,437)

Cash flows from investing activities:
Origination of mortgage loans held for investment, net of repayments	(1,829,338)	(2,077,025)
Proceeds from sale of mortgage loans	539,449	409,442
Purchase of equipment	(3,851)	(3,107)
Net cash used in investing activities	(1,293,740)	(1,670,690)

Cash flows from financing activities:
(Repayment of) proceeds from warehouse financing, net	(167,546)	28,181
Proceeds of financing on mortgage loans held for investment, net	1,410,677	1,656,999
Proceeds of other borrowings, net	322	355
(Decrease) increase in bank payable	(231)	660
Cash dividends paid on common stock	(3,236)	(3,047)
Excess tax benefit related to share-based compensation	872	--
Net proceeds from issuance of common stock in secondary offering	19,329	--
Proceeds from exercise of stock options	298	475
Net cash provided by financing activities	1,260,485	1,683,623

Net increase (decrease) in cash and cash equivalents	434	(504)

Cash and cash equivalents at beginning of period	4,673	5,187

Cash and cash equivalents at end of period	$5,107	$4,683

	For the Nine Months Ended September 30,
	2006	2005
Supplemental Information:
Cash paid during the period for:

Interest	$219,322	$101,182
Income taxes	$9,975	$12,630

Non cash transactions:

Dividends payable	$1,169	$1,019
Transfer of mortgage loans held for investment to REO, net	$21,356	$3,668

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities and stockholders’ equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that should be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

(2) Basis of Consolidation

       The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include our accounts and those of our subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(3) Summary of Significant Accounting Policies

      (a) Cash and Cash Equivalents

      For cash flow reporting purposes, cash and cash equivalents include; cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $4,000 and $6,000 of interest-bearing deposits with select financial institutions at September 30, 2006 and December 31, 2005, respectively.

     Additionally, cash and cash equivalents as of September 30, 2006 and December 31, 2005 included restricted cash held in various accounts totaling $21,000 and $29,000, respectively.

(b) Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net represent fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years that are securitized through transactions structured and accounted for as secured financings (mortgage loans held for investment - securitized) or held pending securitization (mortgage loans held for investment - pre-securitization). Mortgage loans held for investment are secured by residential properties and are stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, net of discounts and net of deferred origination fees or costs.

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

The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on the amount of time spent and actual costs incurred by loan origination personnel in the performance of specific activities directly related to the origination of funded mortgage loans for that period. These activities include evaluating the prospective borrowers’ financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to loan origination efforts. Management periodically reviews its time and cost estimates to determine if updates and refinements to the deferral amounts are necessary.

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

(c) Allowance and Provision for Loan Losses

In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statement No. 5 and 15,” we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that we bear probable losses on these loans. Provision amounts are charged as a current period expense to operations. We charge-off uncollectible loans at the time we deem they are not probable of being collected. In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance. We stratify the loans held for investment into separately identified loan pools based upon seasoning criteria. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology with which to calculate or estimate the allowance for loan losses. The results of that analysis are then applied to the current long-term mortgage portfolio and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio. Losses incurred are written-off against the allowance.

      In evaluating the adequacy of this allowance, there are qualitative factors and estimates that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrowers’ ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control, there is inherent uncertainty in these items and it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for losses, any increase in the provision for losses would decrease our income for that period. Management considers the current allowance to be adequate.

In accordance with SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Due to the significant effects of Hurricanes Katrina and Rita in 2005 on a portion of our mortgage loans held for investment portfolio, management identified certain loans located in Federal Emergency Management Agency (“FEMA”) declared disaster areas as meeting the criteria under SFAS No. 114, thereby requiring a separate loan impairment review. Based upon the analysis performed, we identified specific mortgage loans in which the borrowers’ ability to repay the loans in accordance with their contractual terms was impaired. We assessed the extent of damage to the underlying collateral and the extent to which damaged collateral is not covered by insurance in determining the amount of specific reserves needed. At September 30, 2006, we have a specific reserve of $705,000 (which is included in the $1.0 million in specific reserves on impaired loans) for these affected loans based upon estimates of loss exposure. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the mortgage loans in the affected areas.

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

(e) Excess Cashflow Certificates

Prior to 2004, we structured our securitization transactions to be accounted for as sales. In these transactions, the excess cashflow certificates represent one or all of the following assets: (1) residual interest (“BIO”) certificates; (2) P certificates (prepayment penalty fees); (3) payments from our interest rate cap providers; and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates are classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their then allocated fair value. The amount recorded for the excess cashflow certificates is reduced for cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value. Any changes in fair value are recorded as a component of “other income” in our consolidated statement of operations. For the three months ended September 30, 2006 and 2005, we recorded $1.7 million and $6.3 million, respectively, of other income due to an increase in the fair value of excess cashflow certificates. For the nine months ended September 30, 2006 and 2005, we recorded $9.2 million and $11.5 million, respectively, of income due to an increase in the fair value of excess cashflow certificates.

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

The Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Recognition of Interest and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which provides guidance on expected return (interest income) recognition and fair value measurement for interests, such as excess cashflow certificates, retained in a securitization transaction accounted for as a sale. In order to determine whether there has been a favorable change (increase to earnings) or an adverse change (decrease to earnings) in excess cashflow certificates, a comparison is made between (1) the present value of the excess cash flows at period end, and (2) the estimated carrying value at period end - which is based on the change from the beginning period (specifically from cash receipts) and adjusted for the required rate of return within the period (currently, the required rate of return is our discount rate of 18% per annum). If the present value of the excess cash flows at period end is greater than the carrying value at period end, the change is considered favorable. If the present value of the excess cash flows at the end of the period is less than the carrying value, the change is considered adverse. In both situations, the fair value adjustment, if any, will be equal to the excess above or the deficit below the required rate of return (the discount rate).

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

Depreciation and amortization are included in “non-interest expense - general and administrative” in our consolidated statements of operations, and amounted to approximately $892,000 and $595,000 for the three months ended September 30, 2006 and 2005, respectively, and $2.5 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. Accumulated depreciation and amortization totaled $15.1 million and $12.5 million at September 30, 2006 and December 31, 2005, respectively.

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

The balance of REO is included in “prepaid and other assets” on the consolidated balance sheet. We had $17.8 million and $4.4 million of REO properties as of September 30, 2006 and December 31, 2005, respectively. A provision of $240,000 and $67,000 was made during the three months ended September 30, 2006 and 2005, respectively, for the decrease in the fair value of the REO properties in “general and administrative expenses.” A provision of $786,000 and $92,000 was made during the nine months ended September 30, 2006 and 2005, respectively, for the decrease in the fair value of the REO properties. During the nine months ended September 30, 2006 and the year ended December 31, 2005, we sold $6.1 million and $1.5 million, respectively, of REO properties.

(h) Warehouse Financing

Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held pending securitization. Generally, warehouse financing facilities are used as interim, short-term financing that bear interest at a fixed margin over an index, LIBOR. The outstanding balance of our warehouse financings will fluctuate based on our lending volume, cash flows from operations, other financing activities and equity transactions.

(i) Financing on Mortgage Loans Held for Investment, Net

Financing on mortgage loans held for investment, net represents the securitization debt (referred to as “asset-backed securities”) used to finance loans held for investment - securitized, along with any discounts on the financing. The balance of this account will generally increase in proportion to the increase in mortgage loans held for investment - securitized.

       Asset-backed securities are secured, or backed, by the pool of mortgage loans held by the securitization trust, which are recorded as “mortgage loans held for investment - securitized” on our consolidated balance sheet. Generally, the asset-backed security financing is comprised of a series of senior and subordinate securities with varying maturities ranging generally from one to 20 years and bearing either a fixed-rate of interest or a variable-rate of interest (representing a fixed margin over one-month LIBOR). The coupon rate of the variable-rate asset-backed securities adjusts monthly. Prior to 2004, we did not structure our securitizations as secured financings and we did not have mortgage loans held for investment or related borrowings.

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

Financing on mortgage loans held for investment represent securitizations that are accounted for as financings under SFAS No. 140. In these transactions, the securitization trusts do not meet the qualifying special purpose entity (“QSPE”) criteria under SFAS No. 140 and related interpretations, due to their ability to enter into derivative contracts. Additionally, we have the option to purchase loans from the trust at our discretion. Our pre-2004 securitizations did meet the QSPE criteria, which required those securitizations to be accounted for as sales of mortgage loans.

(j) Interest Income

Interest income primarily represents the sum of (a) the gross interest, net of servicing fee, we earn on mortgage loans held for investment - securitized; (b) the gross interest we earn on mortgage loans held for investment - pre-securitization; (c) securitization accrued bond interest (income received from the securitization trust for fixed-rate asset-backed securities at the time of securitization settlement); (d) excess cashflow certificate income; (e) interest earned on bank accounts; (f) prepayment penalty fees; and (g) amortized discounts, deferred origination costs and fees recognized on a level-yield basis.

Interest on mortgage loans is recognized as revenue when earned according to the contractual terms of the mortgages and when, in the opinion of management, it is deemed collectible. Mortgage loans are placed on non-accrual status generally when the loan becomes greater than 90 days past due, or earlier when concern exists as to the ultimate collectability of principal or interest (i.e., an impaired loan), in accordance with contractual terms of the mortgage. A non-accrual loan will be returned to accrual status when principal and interest payments are less than 90 days past due, and the loan is anticipated to be fully collectible. Cash receipts on non-accrual loans, including impaired loans, generally are applied to principal and interest in accordance with the contractual terms of the loan.

(k) Interest Expense

Interest expense primarily represents the borrowing costs under (a) our warehouse credit facilities to finance loan originations; (b) securitization debt; and (c) equipment financing. Interest expense also reflects the impact of hedge amortization and the amortization of discounts and deferred costs on a level-yield basis.

(l) Gain on Sale of Mortgage Loans

Gains on the sale of mortgage loans are recognized at settlement date and are determined by the difference between the selling price and the carrying value of the mortgage loans sold. These transactions are accounted for as sales in accordance with SFAS No. 140. Any unamortized origination fees or costs at the date of sale are included in the determination of our basis in the mortgage loans being sold, thus adjusting the gain recognized on sale.

We generally sell mortgage loans on a non-recourse servicing-released basis and, as such, the risk of loss or default by the borrower generally has been assumed by the purchaser. However, we generally are required to make certain representations and warranties to these purchasers relating to the borrowers’ creditworthiness, loan documentation and collateral. To the extent that we do not comply with such representations and warranties, or in the event there are early payment defaults, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

During the three months ended September 30, 2006 and 2005, we sold $196.7 million and $151.0 million, respectively, of whole-loans on a non-recourse basis. During the nine months ended September 30, 2006 and 2005, we sold $515.5 million and $391.0 million, respectively, of whole-loans on a non-recourse basis. We establish a reserve for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold mortgage loan within an agreed period. The premium recapture reserve is recorded as a liability on our consolidated financial statements when the mortgage loans are sold based on our historical experience. The provision for premium recapture is recognized at the date of sale and is included in the consolidated statements of operations as a reduction of the gain on sale of mortgage loans.

(m) Mortgage Servicing Rights Sales

We generally sell the rights to service our securitization transactions to a third-party service provider as of the securitization date. Upon the sale, we allocate a portion of the basis of the mortgage loans held for investment to the MSRs, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool-by-pool basis, using the interest method calculation. For the three months ended September 30, 2006 and 2005, we received $6.4 million and $5.8 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings. For the nine months ended September 30, 2006 and 2005, we received $19.1 million and $16.2 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations.

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

Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss initially is reported as a component of other comprehensive income (“OCI”) and subsequently reclassified into earnings when the forecasted interest payments affects earnings. The ineffective portion of the derivative’s gain or loss is reported in earnings immediately.

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

If and when hedge accounting is discontinued, typically when it is determined that the hedge no longer qualifies for hedge accounting, the derivative will continue to be recorded on the consolidated balance sheet at its fair value, with gains or losses being recorded in earnings. Any amounts previously recorded in OCI related to the discontinued hedge are accreted or amortized to earnings over the remaining duration of the hedged item.

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for cash flow hedge accounting. An assessment analysis is then prepared by management to determine the prospective treatment of the hedges that failed the retrospective test to determine if any portion of the hedge may still qualify for cash flow hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge, the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

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

(4) Recent Accounting Developments

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 during the first quarter of 2008 will have a material impact on our financial condition or results of operations, but we are currently in the process of assessing the impact that the adoption of SFAS No. 157 will have on our financial statements.

Prior Year Misstatements. In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are in the process of assessing the effect, if any, of SAB No. 108 on our consolidated financial statements.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN No. 48. FIN No. 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We currently are evaluating the impact, if any, that the adoption of FIN No. 48 on January 1, 2007 will have on our consolidated financial statements.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires, among other things, that (1) an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations; and (2) all separately recognized servicing assets and servicing liabilities initially be measured at fair value, if practicable.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123(R) generally are applied only to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123(R). Additionally, under this method, compensation cost recognized for the three and nine months ended September 30, 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

In addition to the 2005 Plan, we have two other outstanding stock option plans. The 1996 Stock Option Plan (the “1996 Option Plan”) and 2001 Stock Option Plan (the “2001 Option Plan,” and collectively with the 1996 Option Plan, the “Option Plans”) authorized the reserve of 2,200,000 shares and 1,500,000 shares, respectively, of unissued common stock for issuance. Substantially all of the options issued under the Option Plans vest over a five-year period at 20% per year and expire seven years from the grant date. Upon the exercise of a stock option, we will issue new shares of our common stock from authorized but unissued shares.

In accordance with SFAS 123(R), our income before income tax expense and net income for the three months ended September 30, 2006 included stock option compensation cost of $119,000 and $73,000, respectively, which had no impact on basic and diluted earnings per share for the quarter. Additionally, our income before income tax expense and net income for the nine months ended September 30, 2006 included stock option compensation cost of $373,000 and $228,000, respectively, which had a $0.01 impact on basic earnings per share and diluted earnings per share for the nine month period.

The fair value of each option award is estimated on the date of grant using the Black Scholes Merton option pricing model. For options granted prior to January 1, 2006, the fair value was calculated for purposes of the SFAS No. 123 pro forma disclosures only. The weighted average assumptions used in the valuations are summarized as follows:

	For the Nine Months Ended September 30,
	2006	2005

Expected dividend yield	2.2%	2.3%
Expected volatility	53.6%	42.1%
Risk-free interest rate	4.9%	4.0%
Expected term	3.7 years	3.7 years
Annual forfeiture rate	7.9%	N/A

The weighted average grant date fair value of the stock options granted during the three months ended September 30, 2006 was $3.51 per option. No stock options were granted during the three months ended September 30, 2005. The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2006 and 2005 was $3.64 and $2.68, respectively, per option. For the Black Scholes Merton option pricing model, the expected term of the options is estimated based on historical option exercise activity and represents the period of time that options granted are expected to be outstanding. The expected volatility is based on the historical volatility of our common stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the option activity regarding the Option Plans for the nine months ended September 30, 2006:

(Dollars in thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
January 1, 2006 balance	2,174,300	$2.87
Options granted	25,000	9.28
Options exercised	276,500	1.08
Options expired	107,000	5.68
Options forfeited	17,800	3.23
September 30, 2006 balance	1,798,000	$3.07	3.0 years	$10,980
Options fully vested and exercisable	1,303,267	$1.89	2.4 years	$9,479

 The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the stock options exercised during the three months ended September 30, 2006 and 2005 was $259,000 and $170,000, respectively. The total intrinsic value of the stock options exercised during the nine months ended September 30, 2006 and 2005 was $2.2 million and $780,000, respectively. As of September 30, 2006, there was $863,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Option Plans. The unrecognized compensation cost at September 30, 2006 is expected to be recognized over 4.9 years.

Cash received from option exercises under the Option Plans for the three months ended September 30, 2006 and 2005, was $51,000 and $53,000, respectively. Cash received from option exercises under the Option Plans for the nine months ended September 30, 2006 and 2005, was $298,000 and $210,000, respectively. The actual tax benefit for the tax deductions from option exercises totaled $101,000 and $56,000, respectively, for the three months ended September 30, 2006 and 2005. The actual tax benefit for the tax deductions from option exercises totaled $872,000 and $263,000, respectively, for the nine months ended September 30, 2006 and 2005. The fair value of the shares that vested during the three months ended September 30, 2006 and 2005, totaled $119,000 and $127,000, respectively. The fair value of the shares that vested during the nine months ended September 30, 2006 and 2005, totaled $431,000 and $383,000, respectively.

Prior to the adoption of SFAS No. 123(R), unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as unearned common stock held by stock incentive plan, a separate component of stockholders’ equity. The unearned compensation was amortized to compensation expense over the restricted stock award’s vesting period. In accordance with the adoption of SFAS No. 123(R) on January 1, 2006, we reclassified the unearned compensation from unearned common stock held by the SIP to additional paid-in-capital within stockholders’ equity.

Our income before income tax expense and net income for the three months ended September 30, 2006 included a restricted stock award compensation cost of $80,000 and $48,000, respectively, which had no impact on basic and diluted earnings per share for the quarter. Additionally, our income before income tax expense and net income for the nine months ended September 30, 2006 included restricted stock award compensation cost of $242,000 and $147,000, respectively, which had a $0.01 impact on basic earnings per share and diluted earnings per share for the nine months ended September 30, 2006. No restricted stock awards were outstanding during the nine months ended September 30, 2005. The adoption of SFAS No. 123(R) did not have a material impact on our statement of operations related to restricted stock awards. The status of our non-vested restricted stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is set forth in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested restricted stock awards at January 1, 2006	157,275	$7.46
Granted	--	--
Vested	--	--
Forfeited	2,250	7.46
Non-vested restricted stock awards at September 30, 2006	155,025	$7.46

As of September 30, 2006, there was $869,000 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan. The unrecognized expense is expected to be recognized over a period of 4.1 years.

Share-based employee awards granted for the year ended December 31, 2005 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to 2006 that had no intrinsic value on the date of grant.

SFAS No. 123(R) requires the disclosure of pro-forma information for periods prior to adoption. The following table illustrates the pro forma net income for the three and nine months ended September 30, 2005 as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

(Dollars in thousands, except share data)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income, as reported	$6,634	$12,268
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	83	322
Pro forma net income applicable to common shares	$6,551	$11,946

Earnings per share:
Basic - as reported	$0.33	$0.60
Basic - pro forma	$0.32	$0.59
Diluted - as reported	$0.31	$0.58
Diluted - pro forma	$0.31	$0.56

       We estimate the fair value of our stock options using a Black Scholes Merton option pricing model, which is used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Stock option valuation models require the input of assumptions, including the expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates.

(6) Mortgage Loans Held for Investment, Net and Allowance for Loan Losses

Mortgage loans held for investment represents our basis in the mortgage loans that either were delivered to securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred origination fees and allowance for loan losses.

Mortgage loans held for investment - securitized is comprised of the mortgage loans collateralizing our outstanding securitization asset-backed securities. During the nine months ended September 30, 2006 and 2005, we closed securitization transactions totaling $2.5 billion and $2.3 billion, respectively, which were structured to be accounted for as a secured financing and which were collateralized by $2.5 billion and $2.3 billion, respectively, of mortgage loans held for investment - securitized. Mortgage loans held for investment - securitized had a weighted-average interest rate of 8.12% and 7.77% per annum at September 30, 2006 and December 31, 2005, respectively.

Mortgage loans held for investment - pre-securitization is comprised of mortgage loans to be included in a securitization and, to a lesser extent, an amount of loans that may be sold on a whole-loan basis. Included in our mortgage loans held for investment - pre-securitization at September 30, 2006 and December 31, 2005, was approximately $55.3 million and $222.8 million, respectively, of loans that were pledged as collateral for our warehouse financings. Mortgage loans held for investment - pre-securitization had a weighted-average interest rate of 9.19% and 8.35% per annum at September 30, 2006 and December 31, 2005, respectively.

The following table presents a summary of mortgage loans held for investment, net at September 30, 2006 and December 31, 2005:

(Dollars in thousands)	At September 30, 2006	At December 31, 2005
Mortgage loans held for investment - securitized (1)	$5,881,758	$4,430,775
Mortgage loans held for investment - pre-securitization (1)	131,450	270,372
Discounts (MSR related)	(35,707)	(26,750)
Net deferred origination fees	(15,709)	(10,735)
Allowance for loan losses	(50,833)	(36,832)
Mortgage loans held for investment, net	$5,910,959	$4,626,830

(1) Included in the outstanding balance of the mortgage loans held for investment at September 30, 2006 and December 31, 2005 were impaired loans located in the Hurricanes Katrina and Rita disaster areas designated by FEMA of approximately $1.5 million and $3.9 million, respectively (of which $313,000 and $798,000, respectively, were pre-securitization loans).

For the three months ended September 30, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment - securitized of $110.2 million and $69.7 million, respectively. For the nine months ended September 30, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment - securitized, net of $300.4 million and $173.1 million, respectively. For the three months ended September 30, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment - pre-securitization of $9.0 million and $7.6 million, respectively. For the nine months ended September 30, 2006 and 2005, we recorded interest income related to our mortgage loans held for investment - pre-securitization, net of $26.7 million and $21.3 million, respectively.

The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the three and nine months ended September 30, 2006 and 2005:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$46,326	$23,983	$36,832	$10,278
Provision (1)	6,874	6,586	20,276	20,928
Charge-offs (2)	(2,367)	(782)	(6,275)	(1,419)
Ending balance	$50,833	$29,787	$50,833	$29,787

(1)  The provision for loan losses for the three and nine months ended September 30, 2006 includes $61,000 and $82,000, respectively, of specific provision, which is net of reversals of $469,000 and $745,000, respectively, related to estimated losses attributable to impaired loans in Hurricanes Katrina and Rita disaster areas.

(2)  The charge-offs for the three and nine months ended September 30, 2006 include $70,000 and $352,000, respectively, of charge-offs against the specific allowance for loan losses attributable to impaired loans in Hurricanes Katrina and Rita disaster areas.

The allowance for loan losses at September 30, 2006 and December 31, 2005 contains $1.0 million and $1.7 million, respectively, of specific reserves related to impaired loans. The majority of the specific reserve relates to the significant effect Hurricanes Katrina and Rita had on a select portion of our loan portfolio. Management identified specific loans located in FEMA declared disaster areas as being impaired and requiring a specific reserve. Based upon our estimated loss exposure attributable to 14 properties securing a total unpaid principal balance of $1.5 million in the affected areas at September 30, 2006, our allowance for loan losses includes a specific reserve of $705,000 related to probable losses attributable to Hurricanes Katrina and Rita affected loans. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas. As of September 30, 2006 we also identified four additional impaired loans, with an unpaid principal balance totaling $973,000, requiring a specific reserve that were not related to Hurricane Katrina and Rita.

As of September 30, 2006, December 31, 2005 and September 30, 2005, we had $253.9 million, $123.0 million and $79.3 million, respectively, of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status. If the non-accrual mortgage loans held for investment at September 30, 2006 and 2005 performed in accordance with their contractual loan terms, we would have recognized an additional $4.3 million and $1.9 million of interest income during the three months ended September 30, 2006 and 2005, respectively, and an additional $9.5 million and $3.7 million of interest income during the nine months ended September 30, 2006 and 2005, respectively. We expect the amount of non-accrual mortgage loans to change over time depending on a number of factors, such as the growth or decline in the size of our mortgage loans held for investment portfolio, the maturity of the loan portfolio, the number and dollar value of problem loans that are recognized and resolved through collection efforts made by our third-party servicer, and the amount of charge-offs. Additionally, the performance of our mortgage loans can be affected by external factors, such as economic and employment conditions, or other factors related to the individual borrower. More detailed delinquency information regarding the loans collateralizing each of our securitizations (which comprise our mortgage loans held for investment - securitized portfolio) is available on our website at www.deltafinancial.com/regAB.htm.

Our recorded investment in impaired loans at September 30, 2006 and December 31, 2005 was $2.4 million (including $1.5 million of impaired loans that are Hurricane Katrina and Rita related) and $3.9 million (all were Hurricane Katrina and Rita related), respectively. We had no loans classified as impaired prior to December 31, 2005. We have a related allowance for these impaired loans totaling $1.0 million ($705,000 relates to Hurricane Katrina and Rita affected loans) and $1.7 million at September 30, 2006 and December 31, 2005, respectively. The average recorded investment in impaired loans for the three and nine months ended September 30, 2006 was $3.2 million and $3.4 million, respectively. We recorded $66,000 and $187,000 of interest income, based upon the cash received, on the loans classified as impaired during the three and nine months ended September 30, 2006, respectively. We recorded no interest income on impaired loans during the three and nine months ended September 30, 2005, as we held no loans classified as impaired during either period.

(7) Excess Cashflow Certificates

The following table presents the activity related to our excess cashflow certificates for the nine months ended September 30, 2006 and the year ended December 31, 2005:

(Dollars in thousands)	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005
Balance, beginning of year	$7,789	$14,933
Excess cashflow certificates sold	(1,500)	--
Accretion	433	1,593
Cash receipts	(15,449)	(23,146)
Net change in fair value	9,184	14,409
Balance, end of period	$457	$7,789

       In accordance with EITF 99-20, we regularly analyze and review our assumptions to determine that the actual rate of return (interest income) on our excess cashflow certificates is within our expected rate of return. The expected rate of return is recorded as a component of interest income. Any return that either is greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of “other income” in the consolidated statement of operations. For the three months ended September 30, 2006 and 2005, we recorded interest income related to our excess cashflow certificates of $53,000 and $311,000, respectively. For the nine months ended September 30, 2006 and 2005, we recorded interest income related to our excess cashflow certificates of $433,000 and $1.2 million, respectively. For the three months ended September 30, 2006 and 2005, we recorded fair value gain in income related to our excess cashflow certificates of $1.7 million and $6.3 million, respectively. For the nine months ended September 30, 2006 and 2005, we recorded fair value gain in income related to our excess cashflow certificates of $9.2 million and $11.5 million, respectively. Additionally, we sold at fair value, $1.5 million of excess cashflow certificates during the nine months ended September 30, 2006. We had no sales of excess cashflow certificates during the three months ended September 30, 2006 and 2005 or during the nine months ended September 30, 2005.

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

Since we began structuring our securitizations to be accounted for as secured financings, we no longer record excess cashflow certificates on our consolidated balance sheet for our newly issued securitizations.

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

The following table summarizes information regarding warehouse financing at September 30, 2006 and December 31, 2005:

(Dollars in thousands)
			Balance at
Warehouse Line of Credit	Facility Amount	Interest Rate	9/30/06	12/31/05	Expiration Date
Bank of America (1)	$ 350,000	Margin over LIBOR	$ 53,525	$ --	August 2007
RBS Greenwich Capital (2)	350,000	Margin over LIBOR	1,772	77,931	November 2007
Citigroup	350,000	Margin over LIBOR	--	144,912	May 2007
JP Morgan Chase (3)	350,000	Margin over LIBOR	--	--	May 2007
Total	$ 1,400,000		$ 55,297	$ 222,843

(1)  In August 2006, we extended our warehouse financing facility with Bank of America to August 2007. The extended warehouse facility is comprised of a $175.0 million committed line and a $175.0 million uncommitted line.

(2)  In November 2006, we extended our warehouse financing facility with RBS Greenwich Capital to November 2007. The extended warehouse facility is comprised of a $200.0 million committed line and a $150.0 million uncommitted line.

(3)  In May 2006 we entered into a new warehouse financing facility with JP Morgan Chase. The JP Morgan Chase warehouse facility amount is comprised of a $200.0 million committed line and a $150.0 million uncommitted line.

As securitization transactions are completed, a substantial portion of the proceeds from the long-term debt issued in the securitization is used to pay down our warehouse lines of credit. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $55.3 million we held at September 30, 2006, as our mortgage production and securitization programs continue.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of this type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of September 30, 2006.

(9) Financing on Mortgage Loans Held for Investment, Net

For the 11 securitizations completed since the beginning of 2004, the securitization trust or special purpose entity (“SPE”) holds mortgage loans, referred to as “securitization loans,” and issues debt represented by securitization asset-backed securities. Accordingly, the securitization loans are recorded as an asset on our consolidated balance sheet under “mortgage loans held for investment, net” and the corresponding securitization debt is recorded as a liability under “financing on mortgage loans held for investment, net.” Since these securitizations were structured as financings, we record interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with each securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level-yield basis over the estimated life of the asset-backed securities.

We primarily finance our mortgage loans through the securitization market, issuing asset-backed securities. We expect to continue to build our loan portfolio and fund our mortgage loans using asset-backed securities issued in the securitization market. We believe that issuing asset-backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed-rate loans by securitizing them. Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by non-conforming mortgage loans.

At September 30, 2006 and December 31, 2005, the outstanding financing on mortgage loans held for investment, net consisted of $5.8 billion and $4.4 billion, respectively.

The following table summarizes the expected maturities on our secured financings at September 30, 2006:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backed securities, net	$5,845,277	$2,183,474	$2,226,865	$788,201	$646,737

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

(10) Derivative Instruments

We account for our derivative financial instruments such as corridors and interest rate swaps (including amortizing notional balance interest rate swaps) as cash flow hedges. We utilize both corridors and amortizing notional balance interest rate swaps to hedge our interest payments on securitization variable-rate debt, while we utilize interest rate swaps to hedge uncertain cash flows associated with future securitization financing. At September 30, 2006 and December 31, 2005, the fair value of our corridors totaled $4.2 million and $11.7 million, respectively, and the fair value of our interest rate swaps (including amortizing notional balance interest rate swaps) totaled losses of $1.4 million and $210,000, respectively. The fair value of our corridors and interest rate swaps are recorded as a component of other assets or other liabilities.

As of September 30, 2006, the effective portion of the changes in fair value of the corridors, interest rate swaps and any gains on terminated swaps are recorded as components of accumulated OCI and total, net of tax, gains of $274,000, losses of $880,000 and gains of $572,000, respectively. As of December 31, 2005, the effective portion of the changes in fair value of the corridors, interest rate swaps and any gains on terminated swaps are recorded as components of accumulated OCI, and total, net of tax, gains of $1.9 million, losses of $128,000 and gains of $755,000, respectively. Accumulated OCI or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings. Hedge ineffectiveness associated with hedges resulted in losses of $99,000 and $553,000 for the three months ended September 30, 2006 and 2005, respectively. Ineffectiveness associated with hedges resulted in gains of $40,000 and losses of $871,000 for the nine months ended September 30, 2006 and 2005, respectively.

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. At September 30, 2006 and December 31, 2005, we held $258,000 and $1.7 million, respectively, of hedges (specifically corridors) classified as trading securities in prepaid and other assets as these hedges were no longer deemed highly effective, as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge was outside of the range of 80% to 125%. During the three months ended September 30, 2006 and 2005, a loss of $163,000 and a gain of $6,000, respectively, was recorded to earnings on the changes in fair value of the hedges held as trading securities. During the nine months ended September 30, 2006 and 2005, a gain of $121,000 and $6,000, respectively, was recorded to earnings on the changes in fair value of the hedges held as trading securities.

The following table summarizes the notional amount, expected maturities and weighted-average strike price for the corridors and amortizing notional balance interest rate swaps that we held as of September 30, 2006:

(Dollars in thousands, except average strike price and rate)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$1,309,123	$878,486	$270,984	$39,803	$30,158	$89,692
Weighted average strike price	$6.67	$6.11	$7.31	$7.46	$7.46	$7.42

Caps sold - notional	$1,309,123	$878,486	$270,984	$39,803	$30,158	$89,692
Weighted average strike price	$9.01	$8.78	$9.33	$9.27	$9.27	$9.30

Amortizing notional balance interest rate swaps:
Notional	$228,135	$93,856	$85,937	$46,323	$2,019	$--
Weighted average rate	$5.30	$5.30	$5.29	$5.28	$5.18	$--

The notional amount of the corridors totaled $2.5 billion at December 31, 2005. We had no amortizing notional balance interest rate swaps at December 31, 2005.

(11) Accumulated Other Comprehensive (Loss) Income

Accumulated OCI is comprised of our net unrealized gains or losses on derivatives. The components of OCI for the nine months ended September 30, 2006 and for the year ended December 31, 2005 are as follows:
(Dollars in thousands)	Before Tax Amount	Tax Expense (Benefit)	After Tax Amount
For the nine months ended September 30, 2006:
Net unrealized holding gains on derivatives arising during the period	$2,903	$(1,132)	$1,771
Reclassification adjustment for loss on derivatives included in net income	(7,116)	2,775	(4,341)
Other comprehensive loss	$(4,213)	$1,643	$(2,570)

For the year ended December 31, 2005:
Net unrealized holding gains on derivatives arising during the year	$3,896	$(1,519)	$2,377
Reclassification adjustment for gain on derivatives included in net income	3,879	(1,513)	2,366
Other comprehensive income	$7,775	$(3,032)	$4,743

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2006	2005	2006	2005
Net income, as reported	$7,960	$6,634	$21,787	$12,268
Less preferred stock dividends	--	--	--	--
Net income available to common stockholders	$7,960	$6,634	$21,787	$12,268

Basic - weighted-average shares	23,213,262	20,366,675	22,214,538	20,329,228
Basic EPS	$0.34	$0.33	$0.98	$0.60

Basic - weighted-average shares	23,213,262	20,366,675	22,214,538	20,329,228
Incremental shares-options (1) (2)	765,639	923,852	807,287	939,604
Diluted - weighted-average shares	23,978,901	21,290,527	23,021,825	21,268,832
Diluted EPS (1) (2)	$0.33	$0.31	$0.95	$0.58

(1) For each of the three and nine months ended September 30, 2006, approximately 1.8 million in-the-money employee stock options and approximately 155,000 restricted stock awards are included in the calculation of diluted EPS, while approximately 25,000 of out-of-the-money employee stock options have been excluded as they are anti-dilutive.

(2) For each of the three and nine months ended September 30, 2005, approximately 2.1 million in-the-money employee stock options are included in the calculation of diluted EPS, while approximately 70,000 of out-of-the-money employee stock options have been excluded as they are anti-dilutive.

On April 6, 2006, we announced the pricing of a private placement of 2,500,000 newly issued shares, from authorized but unissued shares, of our common stock at a price of $8.25 per share to a combination of new and existing institutional investors. The offering closed on April 10, 2006. We received proceeds of approximately $19.3 million, after deducting expenses payable in connection with this offering. The proceeds were used to repay warehouse financings and originate mortgage loans.

(13) Subsequent Events

We paid a cash dividend of $0.05 per share of common stock on October 4, 2006 to stockholders of record as of the close of business on September 25, 2006.

During October 2006, we entered into a new $350.0 million warehouse facility with Deutsche Bank. The facility amount is comprised of a $200.0 million committed line and a $150.0 million uncommitted line. The terms of the new warehouse agreement are customary and are consistent with the terms of our other existing warehouse facilities. The addition of the Deutsche Bank warehouse line of credit, which will expire in October 2007, raised our total warehouse facilities amount to $1.75 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, and please see “Part II - Item 1A. - Risk Factors.”

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

       We make mortgage loans to individual borrowers, which are a cash outlay for us. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse lines of credit or by utilizing our available working capital. During the time we hold the loans prior to securitization or whole-loan sale, we earn interest income from the borrower. The income is partially offset by any interest we pay to our warehouse creditors for providing us with financing. Additionally, we pay a third-party servicer a sub-servicing fee to perform the servicing of the mortgage loans during this pre-securitization or pre-sale holding period.

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

For the three and nine months ended September 30, 2006 and 2005, we originated the following loans by origination channel and by loan type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Originations by channel:
Wholesale	$505,728	$526,165	$1,539,113	$1,482,177
Retail	489,204	497,996	1,371,155	1,259,833
Total originations	$994,932	$1,024,161	$2,910,268	$2,742,010

Loan type:
Fixed rate	87.0%	80.5%	85.4%	77.6%
Adjustable-rate	13.0	19.5	14.6	22.4
	100.0%	100.0%	100.0%	100.0%

      For the three and nine months ended September 30, 2006, we originated $994.9 million and $2.9 billion, respectively, of loans, a decrease of 2.9% and an increase of 6.1%, respectively, over the $1.0 billion and $2.7 billion, respectively, of loans originated in the comparable periods in 2005. Loan originations for the three and nine months ended September 30, 2006 were comprised of approximately $505.7 million and $1.5 billion, respectively, of wholesale loans, representing 50.8% and 52.9%, respectively, of total loan production, and $489.2 million and $1.4 billion, respectively, of retail loans, representing 49.2% and 47.1%, respectively, of total loan production. This compares to originations for the three and nine months ended September 30, 2005 of $526.2 million and $1.5 billion, respectively, of wholesale loans, representing 51.4% and 54.1%, respectively, of total loan production, and $498.0 million and $1.3 billion, respectively, of retail loans, representing 48.6% and 45.9%, respectively, of total loan production.

Securitizations and Whole-Loan Sales. As a fundamental part of our present business and financing strategy, we securitize a substantial portion of the mortgage loans we originate. We also sell a portion of our loans as whole loans. We select the outlet (securitization or whole-loan sale) depending on market conditions, relative profitability and cash flows. During the three months ended September 30, 2006 and 2005, whole-loan sales comprised approximately 19.3% and 15.5%, respectively, of the total amount of our combined securitizations and whole-loan sales transactions. During the nine months ended September 30, 2006 and 2005, whole-loan sales comprised approximately 17.0% and 14.4%, respectively, of the total amount of our combined securitizations and whole-loan sales transactions.

The following table sets forth certain information regarding loans sold through our securitizations and on a whole-loan basis during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Loan securitizations - portfolio based	$824,999	$825,000	$2,524,977	$2,324,999
Whole-loan sales	196,744	151,026	515,462	390,969
Total securitizations and whole-loan sales	$1,021,743	$976,026	$3,040,439	$2,715,968

Securitizations. In a securitization, we pool together loans, typically each quarter, and convey these loans to a newly formed securitization trust. These trusts are established for the limited purpose of receiving our mortgage loans and are bankruptcy remote - meaning that purchasers of asset-backed securities may rely only on the cash flows generated from the assets held by the securitization trust for payment and not upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors, despite carrying the securitized loans and the securitization financing on our consolidated financial statements. We carry no contractual obligation related to these trusts or the loans sold to the trusts, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

Each of our securitizations contains an overcollateralization (“O/C”) provision, which is a credit enhancement that is designed to protect the securities sold from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, O/C occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of asset-backed securities (senior note portion only).

During the nine months ended September 30, 2006 and the year ended December 31, 2005, our securitizations required a range of O/C from 2.9% to 3.1% and from 2.8% to 3.3%, respectively, of the initial mortgage loans sold to the securitization trust.

Prior to our change in accounting in 2004 from “gain-on-sale” to “portfolio,” we recorded excess cashflow certificates generated by the securitization transactions structured as sales. As holder of the excess cashflow certificate, we receive the spread between the coupon rate on the mortgage loans and the pass-through rate paid on the asset-backed securities, after payment of servicing fees, guarantor fees and other trust expenses if the specified O/C requirements are met. Over the past several years, we have issued NIM transactions (either NIM notes or Class N Notes) simultaneously with the underlying securitization. In a NIM transaction, the rights to receive the excess cash flows generated by the pool of loans collateralizing the securitization structured as a financing, or from the excess cashflow certificates in transactions structured as sales, is transferred to a NIM investor, in exchange for an up front cash payment.

The NIM investor is paid a specified interest rate, and all cash flows generated by the excess cashflow certificate are used to pay all principal and interest on the NIM note(s) until paid in full, which typically occurs approximately 18 to 22 months from the date the NIM was issued. After the holders of the NIM have been paid in full, we receive the cash flows generated by the excess cashflow certificate.

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

Each of our securitizations includes a series of asset-backed securities with various credit ratings, maturities and interest rates. The combined weighted average interest rate of the asset-backed securities in each securitization generally will increase over time as the shorter-term asset-backed securities with higher credit ratings and lower interest costs mature, leaving the longer-term asset-backed securities with lower credit ratings and higher interest costs remaining.

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

       With portfolio accounting, (1) the mortgage loans we originate remain on our consolidated balance sheet as loans held for investment; (2) the securitization debt replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. Since we began structuring our securitizations in 2004 as secured financings, and recording our income over time instead of upfront, there is a significant difference in our results of operations for the three and nine months ended September 30, 2006 and 2005, as compared to pre-2004 historical results. As such, we do not expect our historical results will provide a meaningful comparison to our 2006 or 2005 results. We believe that portfolio accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans. We intend to continue to utilize portfolio accounting in the foreseeable future.

The following table sets forth information about our securitized mortgage loan portfolio and the corresponding securitization debt balance, for each asset-backed security series completed since the first quarter of 2004, at September 30, 2006:

(Dollars in thousands)	Issue Date	Current Loan Principal Balance (1)	Total Securitization Debt Balance (2)

Asset-backed Security Series:

2004-1	March 30, 2004	$ 216,062	$ 208,604
2004-2	June 29, 2004	249,862	234,262
2004-3	September 29, 2004	302,271	285,631
2004-4	December 29, 2004	348,144	331,944
2005-1	March 31, 2005	477,208	455,833
2005-2	June 29, 2005	540,761	526,655
2005-3	September 29, 2005	648,206	633,655
2005-4	December 30, 2005	754,296	741,276
2006-1	March 30, 2006	796,281	791,804
2006-2	June 29, 2006	804,399	807,442
2006-3	September 29, 2006	800,253	834,653
Total		$ 5,937,743	$ 5,851,759

(1) The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), REO (at its trust-basis value) and the principal portion of trustee receivables.

(2) The total securitization debt (financing on mortgage loans held for investment) balance shown excludes discounts of $6.5 million at September 30, 2006.

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

The fair value of the excess cashflow certificates are $457,000 and $7.8 million at September 30, 2006 and December 31, 2005, respectively.

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

Whole-Loan Sales. Whole-loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis. We have found that, from time-to-time, we can receive better economic results by selling some of our mortgage loans on a whole-loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole-loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. During the three months ended September 30, 2006 and 2005, we sold whole-loans without recourse to third-party purchasers (with the exception of a premium recapture reserve described below) and on a servicing-released basis of $196.7 million and $151.0 million, respectively. The average gross premium we received for the whole loans sold during the three months ended September 30, 2006 was 3.79%, compared to 4.08% for the comparable 2005 period. The gross premium paid to us by third-party purchasers in whole-loan sale transactions does not take into account premiums we pay to originate the mortgage loans, the origination fees we collect (whether deferred or not), or premium recapture - each of which are components of the net gain on sale calculation. During the nine months ended September 30, 2006 and 2005, we sold whole loans without recourse and on a servicing-released basis of $515.5 million and $391.0 million, respectively. The average gross premium we received for the whole loans sold during the nine months ended September 30, 2006 was 3.60%, compared to 4.04% for the comparable 2005 period.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate recapture losses primarily based upon historical premium recaptures and by reviewing the types of loan products, interest rates, borrower prepayment fees, if any, and an estimate of the impact of future interest rate changes may have on early repayments. The premium recapture reserve totaled $783,000 and $619,000 at September 30, 2006 and December 31, 2005, respectively.

During the three and nine months ended September 30, 2006 we recorded a secondary market reserve provision of $158,000 and $386,000, respectively, for losses that arise in connection with loans that we may be required to repurchase from whole-loan sale investors. The secondary market reserve, which totaled $218,000 at September 30, 2006, covers our estimated exposure to losses arising from loan repurchases, or the net settlement, related to representation and warranty claims by investors. We estimate the exposure primarily based upon historical repurchases and we estimate losses using a detailed analysis of historical loan performance by product type and origination year, similar to the analysis performed for the allowance for loan losses related to our mortgage loans held for investment portfolio. We had no such reserve at December 31, 2005 or September 30, 2005.

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

      Under cash flow hedge accounting treatment, the changes in the fair value of the derivative instruments are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss initially is reported as a component of OCI and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for cash flow hedge accounting. An assessment analysis is then prepared by management to determine the go-forward treatment of the hedges that failed the retrospective test to determine if any portion of the hedge may still qualify for cash flow hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge, the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

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

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset. This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized. Management believes that, based upon on the available evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, at September 30, 2006 and December 31, 2005, we did not maintain a valuation allowance against our deferred tax assets.

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

While we will continually evaluate the adequacy of the allowance for loan losses, we recognize that there are qualitative factors that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrowers’ ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these estimates are influenced by factors outside of our control and are inherently uncertain, it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for loan losses, any increase in the provision for loan losses would negatively impact our results of operations.

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

We believe that our assumptions used to determine fair value are reasonable based upon the estimates using our historical loan performance and the performance of similar mortgage pools from other lenders - in addition to accessing other public information about market factors such as interest rates, inflation, recession, unemployment and real estate market values, among other things. However, these are only estimates and it is virtually impossible to predict the actual level of prepayments and losses, which also are driven by consumer behavior, and as such there can be no assurance as to the accuracy of the assumptions or estimates.

In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period over which the uncertainties exist, the greater the potential for volatility in our valuation assumptions, which may impact the fair value of our excess cashflow certificates. The fair value of each excess cashflow certificate represents the present value of the cash flows we expect to receive in the future based upon our best estimates.

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

We have found that the rate at which borrowers prepay their loans tends to fluctuate. In general, prepayment speeds are lowest in the first month after origination. Thereafter, prepayment speeds generally increase until a peak speed is reached. Generally, loans will continue to prepay at the peak speed for some period of time, and then prepayment speeds typically begin to decline. We use prepayment assumptions that reflect these tendencies. The following table shows our assumptions related to the excess cashflow certificates held at September 30, 2006 regarding the percentage of loans that will be prepaid during the first month following the closing of a loan, peak speed over the life of a loan and the peak speed from September 30, 2006 forward:

Loan Type	Month One	Peak Speed Over the Life	Peak Speed from September 30, 2006 Forward
Fixed rate	4.0%	45.0%	35.0%
Adjustable-rate	4.0%	75.0%	35.0% to 75.0%

       We revised our peak speed over the life assumption as of September 30, 2005 to reflect the prepayment trend experienced within the loan pools, which has remained consistent through September 30, 2006.  Our assumption regarding the peak speed over the life ranged from 35.0% to 40.0% for fixed rate loans and was 75.0% for adjustable-rate loans prior to September 30, 2005.

If mortgage loans prepay faster than anticipated, we generally will earn less income in connection with the mortgage loans and receive less excess cash flow in the future. Conversely, if mortgage loans prepay at a slower rate than anticipated, we generally earn more income and more excess cash flow in the future, subject to other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates.

       B. Default Rate. The default rate is the percentage of estimated total loss of principal, interest and related advances that will take place over the life of the mortgage loans within a loan pool compared to the total original principal balance of the mortgage loans in the pool. A default rate is determined for each securitization reflecting the overall credit scores, average loan sizes and layered risks on the fixed- and adjustable-rate loans comprising each securitization trust. We apply a default or loss rate to the excess cashflow certificate because it is the “first-loss” piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. We revised our estimated default rates at September 30, 2005 to reflect the better-than-expected pool performance on our underlying securitizations. The current default rate, which is consistent with the revised rate at September 30, 2005, applied on the excess cashflow certificates held at September 30, 2006 is 4.0%. Prior to September 30, 2005, our default rate assumption on the same excess cashflow certificates held at September 30, 2006 was 4.5%.

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

We utilized a discount rate of 18% at September 30, 2006 and December 31, 2005 on all excess cashflow certificates (a discount rate of 18% was utilized at September 30, 2005).

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

General

Our net income for the three months ended September 30, 2006 was $8.0 million, or $0.34 per share basic and $0.33 per share diluted, compared to net income of $6.6 million, or $0.33 per share basic and $0.31 per share diluted, for the three months ended September 30, 2005. The increase in net income during the three months ended September 30, 2006 primarily relates to the growth in the net interest income we realized from our mortgage loans held for investment portfolio, which has grown each quarter since our change from gain-on-sale accounting to portfolio accounting in the first quarter of 2004. Offsetting the increase in net income was a decrease in non-interest income primarily arising from the decrease in income generated by the change in fair value of our excess cashflow certificates which totaled $1.7 million, pre-tax ($1.1 million after tax), during the three months ended September 30, 2006, as compared to $6.3 million, pre-tax ($3.9 million after tax), during the three months ended September 30, 2005.

We recorded net interest income after provision for loan losses of $30.7 million during the three months ended September 30, 2006, an increase of $4.9 million, or 18.9%, from $25.8 million in the same period in 2005. The increase in net interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $6.0 billion of mortgage loans held for investment at September 30, 2006 compared to $4.0 billion of these loans held at September 30, 2005. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $5.8 billion in financing on mortgage loans held for investment at September 30, 2006, compared to $3.9 billion of financing on mortgage loans held for investment at September 30, 2005. During the three months ended September 30, 2006, total non-interest income decreased by $2.3 million and total non-interest expense increased by $651,000, compared to the same period in 2005. The decrease in non-interest income primarily reflects the net impact of the decreased income from the change in fair value of our excess cashflow certificates offset partially by an increase in the net gain on the sale of mortgage loans we experienced during the three months ended September 30, 2006. The increase in non-interest expense primarily reflects the expenses associated with increases in personnel and expansion efforts, primarily reflected in the increase in general and administrative expenses.

We originated $994.9 million of mortgage loans during the three months ended September 30, 2006, representing a $29.3 million, or 2.9%, decrease from the $1.0 billion of mortgage loans originated during the three months ended September 30, 2005. We securitized and/or sold $1.0 billion of loans during the three months ended September 30, 2006, representing a $45.7 million, or 4.7%, increase from the $976.0 million of loans securitized and/or sold during the same period in 2005.

Net Interest Income

We recorded net interest income of $37.6 million during the three months ended September 30, 2006, an increase of $5.2 million, or 15.9%, from the $32.4 million recorded in the same period in 2005. The increase in net interest income primarily reflects the net effect of the increases in the average balance of mortgage loans held for investment and the increase in the average balance of the related financing during the three months ended September 30, 2006 compared to the same period in 2005. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs:

Interest Income. Interest income increased $42.9 million, or 54.1%, to $122.3 million for the three months ended September 30, 2006, from $79.4 million for the comparable period in 2005. The increase is primarily due to: (1) the increase in interest income of $40.5 million, or 58.1%, on our loans held for investment - securitized, which totaled $5.9 billion at September 30, 2006 as compared to $3.8 billion at September 30, 2005; (2) the increase in interest income of $1.4 million, or 18.7%, primarily related to the increase in the average interest rate earned on mortgage loans held for investment - pre-securitization, offset by a slight decrease in the average amount of such loans held, during the three months ended September 30, 2006 compared to the same period in 2005; and (3) the increase in asset-backed security interest related to the increase in fixed-rate asset-backed securities issued by the securitization during the three months ended September 30, 2006, compared to the asset-backed securities issued in the same period of 2005. Also contributing to the increase in interest income was a 38 basis point increase to 8.12% at September 30, 2006, in the weighted-average interest rate on mortgage loans held for investment - securitized from September 30, 2005.

        The following table is a summary of interest income:

	For the Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Interest income on mortgage loans held for investment - securitized, net (1)	$110,232	$69,717
Interest income on mortgage loans held for investment - pre-securitization, net	8,966	7,552
Asset-backed security interest	3,048	1,776
Interest income on excess cashflow certificates	53	311
Miscellaneous interest income	14	3
Total interest income	$122,313	$79,359

(1)  The amount for the three months ended September 30, 2006 and 2005 includes $6.0 million and $4.4 million, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $37.8 million, or 80.5%, to $84.7 million for the three months ended September 30, 2006 from $46.9 million for the comparable period in 2005. The increase primarily was due to the $36.0 million, or 87.5%, increase in interest expense related to the 50.1% increase in securitization debt from September 30, 2005 to September 30, 2006, and, to a lesser extent, the increase in loans originated and financed by our warehouse facilities during the three months ended September 30, 2006, compared to the same period in 2005. Additionally, the increase in interest expense also reflected the 78 basis point increase in the average cost of funds on the mortgage loans held for investment financing for the three months ended September 30, 2006 as compared to the comparable period in 2005. Also contributing to the increase in interest expense was the increase in warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The average one-month LIBOR rate increased to 5.35% for the three months ended September 30, 2006, compared to an average of 3.60% for the same period in 2005.

The following table presents the components of interest expense:

	For the Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Interest expense on mortgage loans held for investment financing (1)	$77,057	$41,089
Interest expense on warehouse financing	7,645	5,792
Interest expense on other borrowings	107	68
Other interest (income) expense	(75)	--
Total interest expense	$84,734	$46,949

(1)  The interest expense on mortgage loans held for investment for the three months ended September 30, 2006 and 2005 includes income of $33,000 and an expense of $2.7 million, respectively, from the amortization of deferred securitization debt issuance expenses and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan loss at an appropriate level for currently existing probable losses of principal. We recorded a provision for loan losses of $6.9 million and $6.6 million for the three months ended September 30, 2006 and 2005, respectively, related to mortgage loans held for investment. The amount of the provision for loan losses reflects the performance and seasoning of our mortgage loans held for investment during the respective quarter. The provision for loan losses during the three months ended September 30, 2006 also was impacted by a $372,000 reversal of provision related to adjustments made to specific reserves on impaired loans. The provision reversal primarily was due to the change in the composition of the impaired loan portfolio (FEMA declared disaster area impaired loans) and updated estimates of loss exposure on the impaired loan portfolio at September 30, 2006.

Non-Interest Income

      Total non-interest income decreased by $2.3 million, or 16.6%, to $11.5 million for the three months ended September 30, 2006, from $13.8 million for the comparable period in 2005. The decrease in non-interest income primarily resulted from the $4.6 million decrease in the gain recorded from our excess cashflow certificates, partially offset by a $2.2 million increase in the net gain on sale of mortgage loans, during the three months ended September 30, 2006 as compared to the same period in 2005.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture reserve. During the three months ended September 30, 2006 and 2005, we recorded a net gain on the sale of mortgage loans of $9.7 million and $7.5 million, respectively, on the sale of $196.7 million and $151.0 million, respectively, of mortgage loans on a whole-loan basis.

The following table is a summary of our net gain on sale of mortgage loans for the three months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Net Gain on Sale of Mortgage Loans:
Loans sold	$196,744	$151,026

Gain on whole-loan sales	$7,449	$6,163
Premium recapture reserve	(248)	(248)
Net loan origination fees	2,458	1,579
Net gain on sale recorded	$9,659	$7,494

Net gain on sale recorded as a percent of loans sold	4.91%	4.96%

Net gain on sale of mortgage loans increased $2.2 million, or 28.9%, to $9.7 million for the three months ended September 30, 2006, from $7.5 million for the comparable period in 2005. This increase was directly related to the volume of loan sales quarter over quarter, offset by a slight decrease in the premium received over the same period. During the three months ended September 30, 2006, we sold $196.7 million (at a weighted average gross sales price of 3.79%) of mortgage loans on a whole-loan servicing-released basis, compared to $151.0 million (at a weighted average gross sales price of 4.08%) for the same period in the prior year.

The weighted average net gain-on-sale ratio, which is calculated by dividing the net gain on sale by the total amount of loans sold, decreased to 4.91% for the three months ended September 30, 2006, as compared to 4.96% for the same period in 2005.

Other Income. Other income decreased $4.5 million, or 71.0%, to $1.8 million for the three months ended September 30, 2006, from $6.3 million for the three months ended September 30, 2005. The decrease in other income primarily relates to a fair value adjustment on our excess cashflow certificates of $1.7 million for the three months ended September 30, 2006, as compared to a $6.3 million fair value adjustment on our excess cashflow certificates during the same period in 2005. The decrease in the income generated from the change in fair value of our excess cashflow certificates for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the fair value change associated with $11.5 million of excess cashflow certificates outstanding as of September 30, 2005 as compared to $457,000 of excess cashflow certificates outstanding as of September 30, 2006. The decrease in the fair value adjustment recorded on our excess cashflow certificates during the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the amount of remaining expected future cash flows as of the valuation dates. Additionally, the fair value adjustment recorded on our excess cashflow certificates during three months ended September 30, 2005 benefited from assumption revisions, specifically the lowering of expected losses and a change in the loss curve, which increased the fair value as of that date (see Note 7 - Excess Cashflow Certificates to our consolidated financial statements).

Non-Interest Expense

      Total non-interest expense increased by $651,000, or 2.3%, to $29.3 million for the three months ended September 30, 2006, from $28.7 million for the comparable period in 2005. The increase primarily is due to an increase in general and administrative expenses associated with a 10.3% increase in personnel. Partially offsetting the increase was a decrease in payroll and related costs, due to lower commissions paid on lower loan production and a reduction in the loss recorded on derivative instruments. Included in non-interest expense was a $262,000 loss recorded on derivative instruments relating to the ineffective portion of our derivatives recognized through current earnings during the three months ended September 30, 2006 compared to a $548,000 loss recorded for the three months ended September 30, 2005.

      Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all non-loan production related employees and non-deferrable loan production related employees cost.

      Payroll and related costs decreased by $264,000, or 1.6%, to $16.5 million for the three months ended September 30, 2006, from $16.8 million for the comparable period in 2005. The decrease in payroll and related costs primarily was due to lower loan commissions paid as a result of a 2.9% decrease in loan production during the three months ended September 30, 2006 compared to the same period in 2005. The decrease in commissions expense was partially offset by an increase non-commission based payroll costs due to an increase in staff from September 30, 2005 to September 30, 2006. As of September 30, 2006, we employed 1,376 full- and part-time employees, an increase of 10.3% over our 1,248 full- and part-time employees as of September 30, 2005.

General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, professional fees, travel and entertainment expenses, and advertising and promotional expenses.

      General and administrative expenses increased $1.2 million, or 10.6%, to $12.5 million for the three months ended September 30, 2006, from $11.3 million for the comparable period in 2005. The increase primarily was due to an increase in expenses associated with a 10.3% increase in personnel and expenses related to our ongoing expansion efforts of our wholesale and retail divisions (which includes rent and depreciation expenses), coupled with slight increases in marketing and REO related expenses. Partially offsetting the increase was a decrease in loan origination related expenses due to the 2.9% decrease in loan production during the three months ended September 30, 2006 compared to the same period in 2005 and reductions in professional fee expenses (primarily accounting fees).

      Loss on Derivative Instruments. The loss on derivative instruments recorded during the three months ended September 30, 2006 represents the (1) ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing, and (3) changes in the fair value of the derivative instruments classified as trading securities.

During the three months ended September 30, 2006, we recorded a net loss on derivative instruments of $262,000 as compared to a net loss on derivative instruments of $548,000 during the three months ended September 30, 2005. During the three months ended September 30, 2006 we recorded a loss of $99,000 on the ineffective portion of certain corridors and interest rate swaps, compared to a loss of $553,000 recorded on the ineffective portion of certain corridors and interest rate swaps during the three months ended September 30, 2005. At September 30, 2006 and 2005, we held $258,000 and $390,000, respectively, of corridors which have been classified as trading assets within prepaid and other assets. These corridors were no longer deemed “highly effective,” as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%, and were classified as trading securities. During the three months ended September 30, 2006 and 2005, we recorded a loss of $163,000 and a gain of $6,000, respectively, to earnings on the changes in fair value of the corridors held as trading securities. None of the interest rate swaps (including the amortizing notional balance interest rate swaps) held at September 30, 2006 or September 30, 2005 were classified as trading securities.

Income Taxes

Deferred tax assets and liabilities are recognized based upon the income reported in the consolidated financial statements regardless of when such taxes are paid. These deferred taxes are measured by applying current enacted tax rates.

We recorded an income tax expense of $4.9 million for the three months ended September 30, 2006 on pre-tax income of $12.9 million recorded for the period (utilizing an effective tax rate of approximately 38.1%). We recorded income tax expense of $4.3 million for the three months ended September 30, 2005 on pre-tax income of $10.9 million recorded for the period (utilizing an effective tax rate of approximately 39.2%).

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

General

Our net income for the nine months ended September 30, 2006 was $21.8 million, or $0.98 per share basic and $0.95 per share diluted, compared to net income of $12.3 million, or $0.60 per share basic and $0.58 per share diluted, for the nine months ended September 30, 2005. The increase in net income during the nine months ended September 30, 2006 primarily relates to the growth in the net interest income we realized from our mortgage loans held for investment portfolio, which has grown each quarter since our change from gain-on-sale accounting to portfolio accounting in the first quarter of 2004. Net income for the nine months ended September 30, 2006 was also impacted by the $7.2 million increase in non-interest expense, primarily related to increases in payroll and related costs and general and administrative expenses, and the $2.3 million increase in non-interest income, primarily related to the increased volume of mortgage loan sales, as compared to the same period in 2005.

We recorded net interest income after provision for loan losses of $88.5 million during the nine months ended September 30, 2006, an increase of $20.3 million, or 29.6%, from $68.2 million in the same period in 2005. The increase in net interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $6.0 billion of mortgage loans held for investment at September 30, 2006 compared to $4.0 billion of these loans held at September 30, 2005. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $5.8 billion in financing on mortgage loans held for investment at September 30, 2006, compared to $3.9 billion of financing on mortgage loans held for investment at September 30, 2005. During the nine months ended September 30, 2006, total non-interest income increased by $2.3 million and total non-interest expense increased by $7.2 million, compared to the same period in 2005. The increase in non-interest income primarily reflects the impact of increases in the net gain on the sale of mortgage loans and the decrease in the gains recorded related to the fair value of our excess cashflow certificates during the nine months ended September 30, 2006, while the increase in non-interest expense primarily reflects the expenses associated with increases in origination volume, primarily increases in payroll and related costs.

We originated $2.9 billion of mortgage loans during the nine months ended September 30, 2006, representing a $168.3 million, or 6.1%, increase from the $2.7 billion of mortgage loans originated during the nine months ended September 30, 2005. We securitized and/or sold $3.0 billion of loans during the nine months ended September 30, 2006, representing a $324.5 million, or 11.9%, increase from the $2.7 billion of loans securitized and/or sold during the same period in 2005.

Net Interest Income

We recorded net interest income of $108.7 million during the nine months ended September 30, 2006, an increase of $19.5 million, or 21.9%, from the $89.2 million recorded in the same period in 2005. The increase in net interest income primarily reflects the net effect of the increases in the average balance of mortgage loans held for investment and the increase in the average balance of the related financing during the nine months ended September 30, 2006 compared to the same period in 2005. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs:

Interest Income. Interest income increased $136.6 million, or 68.2%, to $337.0 million for the nine months ended September 30, 2006, from $200.4 million for the comparable period in 2005. The increase is primarily due to: (1) the increase in interest income of $127.3 million, or 73.6%, on our loans held for investment - securitized, which totaled $5.9 billion at September 30, 2006 as compared to $3.8 billion at September 30, 2005; (2) the increase in interest income of $5.4 million, or 25.3%, related to the increase in the interest rate earned on mortgage loans held for investment - pre-securitization, coupled with a slight increase in the average amount of such loans held, during the nine months ended September 30, 2006 compared to the same period in 2005; and (3) the increase in asset-backed security interest relates to the increase in fixed-rate asset-backed securities issued by each securitization during the nine months ended September 30, 2006, compared to the asset-backed securities issued in the same period of 2005. Also contributing to the increase in interest income was a 38 basis point increase to 8.12% at September 30, 2006, in the weighted-average interest rate on mortgage loans held for investment - securitized from September 30, 2005.

The following table is a summary of interest income:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Interest income on mortgage loans held for investment - securitized, net (1)	$300,357	$173,051
Interest income on mortgage loans held for investment - pre-securitization, net	26,664	21,275
Asset-backed security interest	9,553	4,847
Interest income on excess cashflow certificates	433	1,205
Miscellaneous interest income	15	14
Total interest income	$337,022	$200,392

(1) The amount for the nine months ended September 30, 2006 and 2005 includes $15.2 million and $9.8 million, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $117.1 million to $228.3 million for the nine months ended September 30, 2006 from $111.2 million for the comparable period in 2005. The increase primarily was due to the $108.2 million increase in interest expense related to the securitization debt. The increase in securitization debt related interest expense primarily was due to the increased amount of securitization debt outstanding, which increased $1.9 billion, or 50.1% from September 30, 2005 to September 30, 2006. Interest expense also increased, to a lesser extent, due to the increase in loans originated and financed by our warehouse facilities during the nine months ended September 30, 2006, compared to the same period in 2005. Additionally contributing to the increase in interest expense were increases in the average cost of funds during the nine months ended September 30, 2006. The average cost of funds on the mortgage loans held for investment financing for the nine months ended September 30, 2006 increased 93 basis points as compared to the comparable period in 2005. To a lesser extent, the increase in interest expense was due to higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The average one-month LIBOR rate increased to 5.02% for the nine months ended September 30, 2006, compared to an average of 3.13% for the same period in 2005.

The following table presents the components of interest expense:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Interest expense on mortgage loans held for investment financing (1)	$204,738	$96,573
Interest expense on warehouse financing	22,979	14,444
Interest expense on other borrowings	317	204
Other interest expense	260	--
Total interest expense	$228,294	$111,221

(1) The amount for the nine months ended September 30, 2006 and 2005 includes expenses of $782,000 and $5.3 million, respectively, of amortized deferred securitization debt issuance expenses and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

We recorded a provision for loan losses of $20.3 million and $20.9 million for the nine months ended September 30, 2006 and 2005, respectively, related to mortgage loans held for investment. The amount of the provision for loan losses reflects the performance and seasoning of our mortgage loans held for investment during the respective period. The provision for loan losses during the nine months ended September 30, 2006 also was impacted by a $675,000 reversal of provision related to adjustments made to specific reserves on impaired loans. The provision reversal primarily was due to the change in the composition of the impaired loan portfolio (FEMA declared disaster area impaired loans) and updated estimates of loss exposure on the impaired loan portfolio at September 30, 2006.

Non-Interest Income

Total non-interest income increased by $2.3 million, or 7.6%, to $33.4 million for the nine months ended September 30, 2006, from $31.1 million for the comparable period in 2005. The increase in non-interest income primarily resulted from the $4.6 million increase in the net gain on sale of mortgage loans, during the nine months ended September 30, 2006 as compared to the same period in 2005, offset by the $2.3 million decrease in the gain recorded related to the fair value of the excess cashflow certificates over the same periods.

Net Gain on Sale of Mortgage Loans. During the nine months ended September 30, 2006 and 2005, we recorded a net gain on the sale of mortgage loans of $24.0 million and $19.4 million, respectively, on the sale of $515.5 million and $391.0 million, respectively, of mortgage loans on a whole-loan basis.

The following table is a summary of our net gain on sale of mortgage loans for the nine months ended September 30, 2006 and 2005:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Net Gain on Sale of Mortgage Loans:
Loans sold	$515,462	$390,969

Gain on whole-loan sales	$18,543	$15,782
Premium recapture reserve	(732)	(633)
Net loan origination fees	6,176	4,265
Net gain on sale recorded	$23,987	$19,414

Net gain on sale recorded as a percent of loans sold	4.65%	4.97%

Net gain on sale of mortgage loans increased $4.6 million, or 23.6%, to $24.0 million for the nine months ended September 30, 2006, from $19.4 million for the comparable period in 2005. This increase was directly related to the volume of loan sales period over period. The impact from the increase in volume was partially offset by a decrease in the premium received. During the nine months ended September 30, 2006, we sold $515.5 million (at a weighted average gross sales price of 3.60%) of mortgage loans on a whole-loan servicing-released basis, compared to $391.0 million (at a weighted average gross sales price of 4.04%) for the same period in the prior year.

       The weighted average net gain-on-sale ratio for the nine months ended September 30, 2006 and 2005 was 4.65% and 4.97%, respectively. The weighted-average net gain-on-sale ratio is calculated by dividing the net gain on sale by the total amount of loans sold.

Other Income. Other income decreased $2.3 million, or 19.0%, to $9.4 million for the nine months ended September 30, 2006, from $11.7 million for the nine months ended September 30, 2005. The decrease in other income primarily relates to the fair value adjustment recorded on our excess cashflow certificates of $9.2 million for the nine months ended September 30, 2006, as compared to an $11.5 million fair value adjustment on our excess cashflow certificates during the same period in 2005. The decrease in the fair value of our excess cashflow certificates for the nine months ended September 30, 2006 primarily was due to the fair value change associated with $11.5 million of excess cashflow certificates outstanding as of September 30, 2005, compared to $457,000 of excess cashflow certificates outstanding as of September 30, 2006. The decrease in the fair value adjustment recorded on our excess cashflow certificates during the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the amount of remaining expected future cash flows as of the valuation dates. Additionally, the fair value adjustment recorded on our excess cashflow certificates during nine months ended September 30, 2005 benefited from assumption revisions, specifically the lowering of expected losses and a change in the loss curve, which increased the fair value as of that date (see Note 7 - Excess Cashflow Certificates to our consolidated financial statements).

Non-interest Expense

       Total non-interest expense increased by $7.2 million, or 9.2%, to $86.3 million for the nine months ended September 30, 2006, from $79.1 million for the comparable period in 2005. The increase primarily is due to an increase in payroll and related costs associated with a 10.3% increase in personnel and an increase in general and administrative expense primarily related to the 6.1% increase in our mortgage loan production which increased our other production related expenses. Additionally, offsetting non-interest expense was the $161,000 gain recorded on derivative instruments relating to the ineffective portion of our derivatives that is recognized through current earnings during the nine months ended September 30, 2006 compared to an $866,000 loss recorded for the nine months ended September 30, 2005.

        Payroll and Related Costs. Payroll and related costs increased by $3.1 million, or 6.7%, to $50.1 million for the nine months ended September 30, 2006, from $47.0 million for the comparable period in 2005. The increase primarily was the result of higher compensation and related payroll costs associated with a 6.1% increase in loan originations, coupled with an increase of 10.3% in our staff as of September 30, 2006 as compared to September 30, 2005. Additionally, payroll and related costs were higher due to the inclusion of $615,000 of stock-based compensation expense during the nine months ended September 30, 2006 compared to no stock-based compensation expense in the same period in 2005.

General and Administrative Expenses. General and administrative expenses increased $5.2 million, or 16.4%, to $36.4 million for the nine months ended September 30, 2006, from $31.2 million for the comparable period in 2005. The increase primarily was due to an increase in expenses associated with a 6.1% increase in loan production during the nine months ended September 30, 2006 compared to the same period in 2005 (which includes higher non-deferrable fees, telephone, advertising, and promotional and marketing expenses), the consequent 10.3% increase in personnel related to our ongoing expansion of our wholesale and retail divisions (which resulted in a $2.4 million increase in rent and depreciation expenses), a $1.1 million increase in legal expenses and the impact of a $1.0 million increase in REO related expenses. These increases were partially offset by a $1.3 million decrease in accounting fees, primarily related to a reduction in Sarbanes-Oxley Act of 2002 related expenses.

(Gain) Loss on Derivative Instruments. During the nine months ended September 30, 2006, we recorded a net gain on derivative instruments of $161,000 as compared to a net loss on derivative instruments of $866,000 during the nine months ended September 30, 2005. During the nine months ended September 30, 2006 we recorded a gain of $40,000 on the ineffective portion of certain corridors and interest rate swaps, compared to a loss of $871,000 recorded on the ineffective portion of certain corridors and interest rate swaps during the nine months ended September 30, 2005. At September 30, 2006 and 2005, we held $258,000 and $390,000, respectively, of corridors which were classified as trading assets within prepaid and other assets. These corridors were no longer deemed “highly effective,” as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%, and were classified as trading securities. During the nine months ended September 30, 2006 and 2005, we recorded a gain of $121,000 and $6,000, respectively, to earnings on the changes in fair value of the corridors held as trading securities. None of the interest rate swaps (including the amortizing notional interest rate swaps) held at September 30, 2006 or September 30, 2005 were classified as trading securities.

Income Taxes

We recorded an income tax expense of $13.8 million for the nine months ended September 30, 2006 on pre-tax income of $35.6 million recorded for the period (utilizing an effective tax rate of approximately 38.8%). We recorded income tax expense of $8.0 million for the nine months ended September 30, 2005 on a pre-tax income of $20.3 million recorded for the period (utilizing an effective tax rate of approximately 39.4%).

Financial Condition

September 30, 2006 Compared to December 31, 2005

      Cash and Cash Equivalents. Cash and cash equivalents increased $434,000, or 9.3%, to $5.1 million at September 30, 2006, from $4.7 million at December 31, 2005. This increase primarily was related to timing of cash received and disbursed from normal operations.

Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net increased $1.3 billion, or 27.8%, to $5.9 billion at September 30, 2006, from $4.6 billion at December 31, 2005. This account represents our basis in the mortgage loans that either were delivered to the securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred origination fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net:

	At September 30,	At December 31,
(Dollars in thousands)	2006	2005
Mortgage loans held for investment - securitized	$5,881,758	$4,430,775
Mortgage loans held for investment - pre-securitization	131,450	270,372
Discounts (MSR related)	(35,707)	(26,750)
Net deferred origination fees	(15,709)	(10,735)
Allowance for loan losses	(50,833)	(36,832)
Mortgage loans held for investment, net	$5,910,959	$4,626,830

We maintain an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future (generally an 18- to 24-month period) on our mortgage loans held for investment. At September 30, 2006 and December 31, 2005, we established an allowance for loan losses totaling $50.8 million and $36.8 million, respectively, based upon our analysis of the mortgage loans held for investment portfolio, including a $1.0 million and $1.7 million, respectively, reserve for probable loan losses on mortgage loans specifically identified as impaired (which primarily consists of loans related to Hurricanes Katrina and Rita). The increase in the allowance for loan losses primarily is driven by the growth and seasoning of our mortgage loans held for investment portfolio. We have not substantively changed any aspect of our overall approach in the determination of the allowance for loan losses under SFAS No. 5, and there have been no material changes in our assumptions or estimates as compared to the prior year that impacted the determination of the allowance for loan losses at September 30, 2006.

The following table sets forth a summary of the activity in the allowance for loan losses for the nine months ended September 30, 2006 and for the year ended December 31, 2005:

(Dollars in thousands)	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005
Allowance for loan losses - beginning of year	$36,832	$10,278
Provision for loan losses (1)	20,276	28,592
Charge-offs (2)	(6,275)	(2,038)
Allowance for loan losses - end of period	$50,833	$36,832

(1)  The provision for loan losses for the nine months ended September 30, 2006 and for the year ended December 31, 2005 includes an $82,000 and $1.7 million, respectively, specific provision related to estimated losses attributable to impaired loans. The specific provision for the nine months ended September 30, 2006 is net of a $745,000 reversal in the portion of the provision related to the loans in Hurricanes Katrina and Rita disaster areas. The specific provision recorded for the year ended December 31, 2005 all related to the loans in Hurricanes Katrina and Rita disaster areas.

(2)  The charge-offs for the nine months ended September 30, 2006 and for the year ended December 31, 2005 include a $352,000 and $3,000, respectively, charge-off against the specific allowance for loan losses attributable to loans in Hurricanes Katrina and Rita disaster areas.

At September 30, 2006 and December 31, 2005, a specific reserve for impaired loans totaled $1.0 million and $1.7 million, respectively. The majority of the specific reserve at September 30, 2006 ($705,000 of the total) and all of the specific reserve at December 31, 2005 relates to the impaired loans within mortgage loans held for investment that are located in the Hurricanes Katrina and Rita disaster areas designated by FEMA. Our specific allowance for loan losses at September 30, 2006 and December 31, 2005 is based upon our probable loss exposure attributable to 18 properties (14 of these properties are Hurricane Katrina and Rita related) and 35 properties (all of these properties were Hurricane Katrina and Rita related), respectively, securing a total unpaid principal balance of $2.4 million ($1.5 million of this balance is Hurricane Katrina and Rita related) and $3.9 million, respectively, in the affected areas. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas.

Trustee Receivable. Trustee receivable increased $8.6 million, or 15.4%, to $64.8 million at September 30, 2006, from $56.2 million at December 31, 2005. Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of September 30, 2006 and December 31, 2005 totaled $59.2 million and $50.7 million, respectively, relating to the securitizations accounted for as secured financings. The trustee is expected to remit these amounts on the following month’s scheduled remittance date, at which time they mainly will be used to pay down principal on the related financing on mortgage loans held for investment, net. The balance in trustee receivable also includes the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us one month after collection (i.e., interest collected by the third-party servicer after our September 2006 remittance cut-off date will be remitted to us in October 2006).

Accrued Interest Receivable. Accrued interest receivable increased $11.2 million, or 41.6%, to $38.2 million at September 30, 2006, from $27.0 million at December 31, 2005. The increase is due to the 32.7% increase in mortgage loans held for investment - securitized from December 31, 2005, offset by the 51.4% decrease in mortgage loans held for investment - pre-securitization during the same period. The increase in accrued interest receivable also includes the effect of an increase in the weighted-average interest rates on the mortgage loans held for investment - securitized and mortgage loans held for investment - pre-securitization of 35 basis points and 84 basis points, respectively, from December 31, 2005 to September 30, 2006.

Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the nine months ended September 30, 2006 and for the year ended December 31, 2005:

(Dollars in thousands)	For the NineMonths Ended September 30, 2006	For the Year Ended December 31, 2005
Balance, beginning of year	$7,789	$14,933
Excess cashflow certificates sold	(1,500)	--
Accretion	433	1,593
Cash receipts	(15,449)	(23,146)
Net change in fair value	9,184	14,409
Balance, end of period	$457	$7,789

      Since we began structuring our securitizations in 2004 to be accounted for as secured financings, we no longer record excess cashflow certificates (but rather the underlying mortgage loans) on newly issued securitizations on the consolidated balance sheet. During May 2006, we sold $1.5 million of excess cashflow certificates at par to a third-party without recourse. We did not sell any excess cashflow certificates during the nine months ended September 30, 2005 or during the year ended December 31, 2005.

Aside from the impact of the sale of excess cashflow certificates, the decrease in the fair value of our excess cashflow certificates for the nine months ended September 30, 2006, as compared to the same period in 2005, primarily is due to the timing of cash receipts and losses on the underlying loans, coupled with the change in the amount of remaining residual cash flows. Actual losses for the nine months ended September 30, 2006 were lower than the anticipated losses, resulting in the receipt of cash earlier than expected. In addition, we revised the assumptions used to determine the fair value of the excess cashflow certificates during the first quarter of 2006 and the third quarter of 2005. The most notable of the changed assumptions was the third quarter 2005 decrease in the amount of expected losses over the remaining term of several of the certificates and the revised shape of the loss curve due to better-than-expected performance of the mortgage loans that underlie the excess cashflow certificates. As a result of the lower losses and the increased cash flow, the return was higher on the excess cashflow certificates during the nine months ended September 30, 2006.

Equipment, Net. Equipment, net increased $1.3 million, or 19.9%, to $8.0 million at September 30, 2006, from $6.7 million at December 31, 2005. This increase primarily is due to purchases of computer equipment, leasehold improvements and office furnishings during the nine months ended September 30, 2006, which reflects the impact of our office expansions during 2006. The equipment and office furnishings purchased during the first nine months of 2006 will be depreciated over a three- to five-year period from the date acquired, while the leasehold improvements will be depreciated generally over the shorter of the life of the lease or five years.

Accounts Receivable. Accounts receivable decreased $440,000, or 8.6%, to $4.7 million at September 30, 2006, from $5.1 million at December 31, 2005. This decrease primarily is due to a decrease in amounts due from the third-party servicer, offset by a slight increase of $90,000 in a current tax asset. The decrease in servicer receivables relates to the decrease in the amount of mortgage loans held for investment - pre-securitization. The servicer receivables generally relate to early pay-offs occurring on our mortgage loans held for investment - pre-securitization portfolio during the last month of a period and are comprised of the principal and interest payments collected by our loan servicing provider during the month and remitted to us one month after collection (i.e., principal and interest collected by the third-party servicer during September 2006 will be remitted to us in October 2006).

Prepaid and Other Assets. Prepaid and other assets increased $8.6 million, or 28.1%, to $39.1 million at September 30, 2006, from $30.5 million at December 31, 2005. The increase primarily is due to the (1) $13.4 million increase in REO properties due to the expected seasoning of the loan portfolio, and (2) $2.6 million net increase in deferred securitization debt issuance costs that are recognized over the estimated life of the securitization debt as a yield adjustment to interest expense. These increases were partially offset by a $7.5 million net decrease in the fair value of our derivative instruments used to hedge our securitization debt during the nine months ended September 30, 2006.

At September 30, 2006 and December 31, 2005, we held $17.8 million and $4.4 million, respectively, of REO properties, which we carry at the lower of cost or fair value, less estimated selling costs.  The fair value of the REO properties were written down by $786,000 during the nine months ended September 30, 2006. We recorded write-downs of $213,000 during the year ended December 31, 2005.

Deferred Tax Asset. The deferred tax asset decreased by $5.1 million, or 9.3%, to $49.8 million at September 30, 2006, from $54.9 million at December 31, 2005. The decrease primarily is due to timing differences in GAAP income and taxable income recognition. The decrease in the deferred tax asset primarily relates to (1) gain-on-sale accounting versus REMIC tax accounting for securitizations entered into prior to 2004, our 2004 securitizations which were accounted for as secured financings, and which for tax purposes were accounted for as REMIC transactions and were treated as sales, (2) deferred hedge gains (interest rate swaps) and (3) deferred origination fees. These decreases were offset by a $1.6 million increase in deferred taxes related to the decrease in the fair value of the hedge instruments within accumulated OCI. Additionally, the decrease was partially offset by increases in the timing differences related to the allowance for loan losses and accrued expenses.

Commencing in the first quarter of 2005, we began issuing our securitizations using a newly created subsidiary that we elected to treat as a REIT (also referred to as a “Captive REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Captive REIT securitizations are structured as “debt-for-tax” transactions. Our securitizations prior to 2005 all were structured as REMICs or “sale-for-tax” transactions. The tax structure was changed to more closely conform to the GAAP accounting treatment. See “Origination of Mortgage Loans - Securitizations Structured as Real Estate Mortgage Investment Conduits and Owner-Trusts for Income Tax Purposes” above for information relating to our use of our REIT subsidiary in securitization transactions.

Bank Payable. Bank payable decreased $231,000, or 12.0%, to $1.7 million at September 30, 2006, from $1.9 million at December 31, 2005. Bank payable represents the amount of checks written against our operating account which subsequently are covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

Warehouse Financing. Our warehouse financing decreased $167.5 million, or 75.2%, to $55.3 million at September 30, 2006, from $222.8 million at December 31, 2005. The decrease in warehouse financing was primarily due to a $138.9 million, or 51.4%, decrease in the amount of mortgage loans held for investment - pre-securitization at September 30, 2006 as compared to December 31, 2005.

Financing on Mortgage Loans Held for Investment, Net. Our financing on mortgage loans held for investment, net increased $1.4 billion, or 31.7%, to $5.8 billion at September 30, 2006, from $4.4 billion at December 31, 2005. This increase in the issuance of asset-backed securities corresponds to the 32.7% increase in loans held for investment - securitized during the nine months ended September 30, 2006. The balance of this account generally will increase in proportion to the increase in mortgage loans held for investment - securitized.

Other Borrowings. Other borrowings increased $322,000, or 6.7%, to $5.1 million at September 30, 2006, from $4.8 million at December 31, 2005. The increase was due to the increased need for equipment financing during the nine months ended September 30, 2006.

The following table summarizes certain information regarding other borrowings at September 30, 2006 and December 31, 2005:

(Dollars in thousands)
Equipment Financing	Range of Interest Rates	Balance	Range of Expiration Dates

At September 30, 2006	6.26% to 9.09%	$ 5,107	November 2006 to October 2009

At December 31, 2005	3.29% to 12.45%	$ 4,785	January 2006 to December 2008

Accrued Interest Payable. Accrued interest payable increased $9.0 million, or 68.7%, to $22.1 million at September 30, 2006, from $13.1 million at December 31, 2005. The increase primarily was related to the increase in the outstanding balance of our financing on mortgage loans held for investment, net, which increased $1.4 billion, or 31.7%, at September 30, 2006 from December 31, 2005, coupled with the increase in the weighted average cost on mortgage loans held for investment financing. The weighted average cost on mortgage loans held for investment financing was 5.56% at September 30, 2006 as compared to 4.92% at December 31, 2005.

Accrued interest payable related to warehouse borrowings represented $14,000 and $279,000 of the balance at September 30, 2006 and December 31, 2005, respectively. The decrease is due to the 75.2% decrease in warehouse financing offset by the 93 basis point increase (5.32% at September 30, 2006 compared to 4.39% at December 31, 2005) in the index utilized to calculate the interest expense related to those borrowings.

      Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $14.6 million, or 43.8%, to $47.8 million at September 30, 2006, from $33.2 million at December 31, 2005. The increase was primarily due to an $11.4 million increase in accrued servicer advances (payables) during the nine months ended September 30, 2006 related to our accounting for loan securitizations as secured financings beginning in 2004, and to a lesser extent, an increase in deferred hedge related losses of $1.2 million. Also contributing to the increase in accounts payable and other liabilities were increases in employee benefit related accruals (i.e., bonus and medical expense), reserves related to legal, premium recapture and representation and warranty indemnifications, partially offset by a reduction in current taxes payable during the same period.

Stockholders’ Equity. Stockholders’ equity increased $36.9 million, or 34.6%, to $143.7 million at September 30, 2006 from $106.8 million at December 31, 2005. This increase primarily is due to (1) the recording of $21.8 million in net income for the nine months ended September 30, 2006, (2) the $19.3 million of net proceeds we received from the issuance of 2.5 million shares of common stock in a private placement in April 2006, and (4) the $298,000 of proceeds and $872,000 of excess tax benefits related to the exercise of 276,500 stock options from authorized but unissued shares during the same period. These increases were offset by decreases of $2.6 million, net of tax, in the accumulated OCI related to the net unrealized losses from derivatives, the payment of $2.2 million of dividends and the accrual of $1.2 million in common stock dividends that were declared on September 25, 2006 and paid on October 4, 2006.

Additionally increasing stockholders’ equity was the effect of the adoption of SFAS No. 123(R) which removed from stockholders’ equity the unearned common stock held by the SIP on January 1, 2006. During the fourth quarter of 2005, we contributed 157,275 shares, or $1.2 million, of our common stock to the SIP, which represented deferred compensation and initially was recorded as a component of stockholders’ equity.

Contractual Obligations

The following table summarizes our material contractual obligations as of September 30, 2006:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Securitization asset-backed securities (1)	$5,845,277	$2,183,474	$2,226,865	$788,201	$646,737
Operating leases	$22,319	$6,734	$9,738	$5,507	$340
Equipment financing	$5,107	$433	$3,794	$880	$--

(1)  Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At September 30, 2006 and December 31, 2005, we had outstanding origination commitments to fund approximately $118.2 million and $104.8 million, respectively, in mortgage loans.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements primarily relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e., excess cashflow certificates), there is $501.9 million in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of September 30, 2006. These trusts have issued asset-backed securities secured by these mortgage loans. We have no obligation to provide funding support to either the third party investors or the off-balance sheet trusts. The third-party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. See “Origination of Mortgage Loans - Securitizations” and “Securitizations Structured as a Sale” for additional information regarding these transactions.

Liquidity and Capital Resources

      The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses, tax payments and planned dividend payments. We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We generate working capital primarily from the cash proceeds we receive from our quarterly securitizations, including the NIM transactions and the sale of MSRs. Our current cost structure has many embedded fixed costs, which are not likely to be significantly affected by a relatively substantial change in our loan origination volume. If we can continue to originate a sufficient amount of mortgage loans and continue our practice of securitizations, we expect to generate sufficient cash proceeds from our securitization financings, whole-loan sales and the cash flows from our growing portfolio of mortgage loans held for investment to largely offset our current cost structure and cash uses. However, we may choose to not sell MSRs or reduce the amount of securitization debt we issue, which will negatively impact our cash flow in any period we do so. Additionally, although we believe our strategy to hedge our exposure to rising interest rates in an effort to “lock in” our spread (as discussed in more detail in “Summary of Critical Accounting Policies - Accounting for Hedging Activities” above and “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Hedging” below) to be appropriate, decreasing interest rates could adversely impact our cash flow in future periods.

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

We have repurchase agreements with several of the institutions that have purchased mortgage loans from us in the past. Some of the agreements provide for our repurchase of any of the mortgage loans that become subject to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $596,000 and $762,000 at September 30, 2006 and December 31, 2005, respectively. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $248,000 and $310,000 at September 30, 2006 and December 31, 2005, respectively. We did not repurchased any loans that were sold with recourse under our existing repurchase agreements during the nine months ended September 30, 2006 or during the year ended December 31, 2005.

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

To originate and accumulate loans for securitization, we borrow money on a short-term basis primarily through committed secured warehouse lines of credit. Throughout each quarter as we amass loans for inclusion in each quarter’s securitization and a significant portion of our total warehouse financing lines may be utilized to fund these loans. The majority of the loans collateralizing warehouse borrowings are held for a period of up to 120 days, at which point they are securitized or sold. The material terms and features of our financing facilities in place at September 30, 2006 (including any subsequent changes thereto) are as follows:

       Bank of America Warehouse Line of Credit. We have a $350.0 million facility ($175.0 million of which is committed) with Bank of America, LLC which bears interest based upon a fixed margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and "wet" collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent and a limited amount of mortgage loans between 60 to 89 days delinquent. This facility expires in August 2007. As of September 30, 2006, the outstanding balance under the facility was $53.5 million.

RBS Greenwich Capital Warehouse Line of Credit. We have a $350.0 million committed facility ($200.0 million of which is committed, commencing in November 2006) with RBS Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over one-month LIBOR. This facility provides us with the ability to borrow against first and second lien loans and wet collateral. The facility provides the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent. Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages. This facility expires in November 2007. As of September 30, 2006, the outstanding balance under the facility was $1.8 million.

Citigroup Warehouse Line of Credit. We have a $350.0 million committed facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent. Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages. This facility expires in May 2007. As of September 30, 2006, we had no outstanding balance under the facility.

JP Morgan Chase Warehouse Line of Credit. We have a $350.0 million facility ($200.0 million of which is committed) with JP Morgan Chase which bears interest based upon a fixed margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent and a limited amount of mortgage loans between 60 to 89 days delinquent. This facility expires in May 2007. As of September 30, 2006, we had no outstanding balance under the facility.

Deutsche Bank Warehouse Line of Credit. Commencing in October 2006, we have added a $350.0 million facility ($200.0 million of which is committed) with Deutsche Bank which bears interest based upon a fixed margin over one-month LIBOR. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 29 days delinquent and a limited amount of mortgage loans between 30 to 89 days delinquent. This facility expires in October 2007.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of September 30, 2006.

Interest Rate Risk

      Our primary market risk exposure is interest rate risk. Our results of operations may be significantly affected by the level of and fluctuation in interest rates. (See “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk”).

Current Interest Rate Environment. Net interest income after provision for loan loss represents 72.8% and 65.2% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the three months ended September 30, 2006 and 2005, respectively. Net interest income after provision for loan loss represents 72.6% and 68.7% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the nine months ended September 30, 2006 and 2005, respectively. Accordingly, the interest rate environment has a substantial impact on our earnings. Our balance sheet is currently liability sensitive. A company with a liability sensitive balance sheet generally experiences reduced net interest income in a rising or increasing rate environment, such as the present environment, while earnings are enhanced in a sustained decreasing rate cycle. The impact of the flattening of the yield curve recently has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted.

Valuation Risk

In connection with the securitizations structured as sales, we have retained certain assets for which the market is limited and illiquid. As a result, valuations are derived using complex modeling and significant assumptions and judgments, in the absence of active market quotations or sale information to value such assets. These retained assets are primarily comprised of excess cashflow certificates. As market conditions change, the fair value of our excess cashflow certificates could vary significantly, impacting non-interest income. (See “- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Excess Cashflow Certificates”).

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

We also sell loans on a whole-loan basis, from time-to-time, to banks and other financial institutions. When we sell mortgage loans on a whole-loan basis we normally make standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans if they are breached. Additionally, certain whole-loan sale contracts include provisions that require us to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. In these instances, we are subject to repurchase risk in the event of a breach of standard representations or warranties we make in connection with these whole-loan sales. During the nine months ended September 30, 2006 and the year ended December 31, 2005, we repurchased or net settled $678,000 and $723,000, respectively, of loans under certain re-purchase provisions related to whole-loan sales.

Geographical Concentration

Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States. For the three months ended September 30, 2006, approximately 23.6%, 11.3%, 6.2%, 6.1% and 5.6%, based upon principal balance, of the mortgage loans we originated were on properties located in New York, Florida, Illinois, Pennsylvania and New Jersey, respectively, with no other state representing more than 5% of the originations.

The concentration of mortgage loans in specific geographic areas may increase the risk of loss. Economic conditions in the states where borrowers reside may affect the delinquency, loss and foreclosure experience of the mortgage loans. These states may suffer economic problems, natural disasters or reductions in market values for residential properties that are not experienced in other states.

The value of mortgaged properties could decline as a result of an overall decline in the economy or residential real estate market, or from the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies (i.e., hurricane-related damages). This decline, in turn, would increase the risk of delinquency, default or foreclosures on mortgage loans in our mortgage loans held for investment portfolio and restrict our ability to originate, sell or securitize mortgage loans, which would significantly harm our business, financial condition and liquidity.

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

Impact of New Accounting Standards

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 during the first quarter of 2008 will have a material impact on our financial condition or results of operations, but we are currently in the process of assessing the impact that the adoption of SFAS No. 157 will have on our financial statements.

Prior Year Misstatements. In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are in the process of assessing the effect, if any, of SAB No. 108 on our consolidated financial statements.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN No. 48. FIN 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We currently are evaluating the impact, if any, that the adoption of FIN No. 48 on January 1, 2007 will have on our financial statements.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156. SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires, among other things, that (1) an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations, and (2) all separately recognized servicing assets and servicing liabilities initially be measured at fair value, if practicable.

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

The following table demonstrates the sensitivity, at September 30, 2006, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, change in the key assumptions we use to estimate fair value:

(Dollars in thousands)	Fair Value of Excess Cashflow Certificates	Increase (Decrease) To Earnings (Pre-tax basis)

Fair value as of September 30, 2006	$457

10% increase in prepayment speed	539	$82
20% increase in prepayment speed	627	170

10% increase in credit losses	256	(201)
20% increase in credit losses	190	(267)

10% increase in discount rates	456	(1)
20% increase in discount rates	453	(4)

10% increase in one- and six-month LIBOR	317	(140)
20% increase in one- and six-month LIBOR	628	171

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

Loan Price Volatility. Under our current mode of operation, we utilize the market for wholesale non-conforming mortgage loans to sell a portion of our loan origination production, normally at a gain, each quarter. The use of the wholesale mortgage loan market to sell our loans is dependent upon the market prices being offered compared to the potential financial benefit of retaining the loans (i.e., securitizing the loans) in our portfolio. Our financial results may be significantly impacted depending upon whether we decide sell or retain the loans. Our decision to sell will also depend, in part, on our ability to find purchasers for our loans at prices that cover origination expenses.

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

Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on the loans held pending securitization or sale and the interest paid by us for funds borrowed under our warehouse facilities. In the past, from time to time, we have undertaken specific measures to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities”). Fluctuating interest rates also may significantly affect the excess cash flows from our excess cashflow certificates, as the interest rate on some of our asset-backed securities change monthly based on one-month LIBOR, but the collateral that backs such securities is comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates (e.g., fixed for the initial two or three years of the mortgage loan, and adjusting thereafter every six months) which creates basis risk. (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Excess Cashflow Certificates”). With our transition to on-balance sheet portfolio securitizations in 2004, we have and may continue to hedge our exposure to interest rate risk as described above in “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities.”

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

       Management uses financing sources where the interest rate resets frequently. As of September 30, 2006, the adjustable-rate borrowings under all of our financing arrangements adjust daily (i.e., our warehouse lines of credit) or monthly (i.e., portions of our securitization debt). On the other hand, very few of the mortgage assets we own adjust on a monthly or daily basis. Most of the mortgage loans are fixed-rate; the remainder contain features where their rates are fixed for some period of time and then adjust frequently thereafter. For example, one of our loan products is the “2/28” loan. This 30-year loan is fixed for its first two years and then adjusts every six months thereafter.

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

We refer to the one-year and the three-year projections of net interest income as the “base case.” Second, once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following sensitivity tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at September 30, 2006:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One Year Projection:

Net interest income (1)(2)	$129,438	$125,941	$125,340	$132,884	$137,478
Percentage change from base		(2.70)%	(3.17)%	2.66%	6.21%

Three Year Projection:

Net interest income (1)(2)	$257,302	$250,139	$247,545	$263,841	$271,669
Percentage change from base		(2.78)%	(3.79)%	2.54%	5.58%

(1) Net interest income from assets (income from mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

(2) Assumes warehouse interest expense through December 31, 2006.

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

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted average strike price or rates for corridors and amortizing notional balance interest rate swaps that we held as of September 30, 2006:

(Dollars in thousands, except average strike price and rate)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$1,309,123	$878,486	$270,984	$39,803	$30,158	$89,692
Weighted average strike price	$6.67	$6.11	$7.31	$7.46	$7.46	$7.42

Caps sold - notional	$1,309,123	$878,486	$270,984	$39,803	$30,158	$89,692
Weighted average strike price	$9.01	$8.78	$9.33	$9.27	$9.27	$9.30

Amortizing notional balance interest rate swaps:
Notional	$228,135	$93,856	$85,937	$46,323	$2,019	$--
Weighted average rate	$5.30	$5.30	$5.29	$5.28	$5.18	$--

Item 4. Controls and Procedures.

Prior to the filing of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures also are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant deficiencies or material weaknesses identified during the course of this evaluation. There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act of 1994, the federal Truth-in-Lending Act, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought: (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the District Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the New York State Banking Department (“NYSBD”) from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In the fourth quarter of 1999, we and the NYSBD submitted opposition to the plaintiffs’ motion. In March 2000, the District Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The District Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the District Court’s request in or about April 2004. In August 2004, the District Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and the District Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. The objectors filed their appellate brief in July 2005. We filed our appellate papers in opposition in September 2005, and the objectors filed their reply papers in September 2005. In February 2006, the Appellate Court vacated the District Court’s decision to approve the settlement, not based on the merits of the settlement, but because a motion to intervene was decided by the District Court Magistrate Judge and not the District Court Judge. The Appellate Court instructed the District Court Judge to rule on the motion to intervene and, until then, it cannot be determined if the District Court Judge will also have to rule on the fairness of the settlement, or if that issue will have to return to the Appellate Court. Briefing on the intervention motion was re-submitted to the District Court Judge in July 2006. If the settlement is not approved, we believe we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In or about March 1999, we received notice that we and certain of our officers and directors had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint sought: (a) certification of a class of plaintiffs, (b) an accounting and (c) unspecified compensatory and punitive damages, including attorneys’ fees, based upon alleged (i) unjust enrichment, (ii) fraud and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by the plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, we filed a motion to change venue and the plaintiffs opposed the motion. In July 1999, the Court denied the motion. We appealed, and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, the plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Appellate Court granted the plaintiffs’ motion for class certification, from which we appealed. The Appellate Court denied our appeal in December 2001. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We appealed that decision, but the Appellate Court denied our appeal in November 2002. We filed a motion to reargue in December 2002, which was denied by the Appellate Court in January 2003. Discovery continued in the lower Court. In October 2006, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The settlement agreement is subject to Court approval. The Court preliminarily approved the settlement and scheduled a fairness hearing in February 2007. If the settlement is not approved, we believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In July 2003, we commenced a lawsuit in the Supreme Court of the State of New York, Nassau County, against Delta Funding Residual Exchange Company LLC (the “LLC”), an unaffiliated limited liability company, Delta Funding Residual Management, Inc. (“DFRM”), and James E. Morrison, President of the LLC and DFRM, alleging that (1) the LLC breached its contractual duties by failing to pay approximately $142,000 due to us in June 2003, and (2) that Mr. Morrison and DFRM knowingly and intentionally caused the default, thereby breaching their respective fiduciary duties to the LLC. The complaint seeks: (a) payment of amounts past due under our agreement with the LLC, plus interest, (b) specific performance of the LLC’s obligations to us in the future, and (c) monetary damages for breach of fiduciary duty, in an amount to be determined by the Court. In September 2003, Mr. Morrison, the LLC and DFRM filed a motion to dismiss our complaint and the LLC and DFRM filed a countersuit in the Supreme Court of the State of New York, New York County, against several of our directors and officers and us seeking, among other things, damages of not less than $110 million. The countersuit alleges misrepresentation, negligence and/or fraud by defendants in that case relating to our August 2001 exchange offer. In October 2003, we filed our opposition to the motion to dismiss and cross-moved to consolidate the two actions in Nassau County. In November 2003, we answered the New York County action. In February 2004, the Nassau County Supreme Court denied Mr. Morrison’s motion to dismiss our causes of action seeking (a) payment of amounts due under our agreements with the LLC and (b) monetary damages for breach of fiduciary duty, and granted Mr. Morrison’s motion to dismiss our cause of action seeking specific performance to preclude future defaults by Morrison and the LLC. The Supreme Court also granted our motion to consolidate the cases in Nassau County. In April 2004, we filed a motion to dismiss Mr. Morrison’s countersuit, which the Supreme Court denied in September 2004. Discovery is proceeding. In or about October 2004, the LLC commenced an action against KPMG LLP, our independent public accountants at that time, based upon similar allegations as asserted in this action. In September 2005, it was agreed that the action against KPMG LLP would be joined with this action. In the countersuit, the LLC was granted permission to serve an amended complaint, which it did in November 2005. The amended complaint included two additional causes of action alleging breach of fiduciary duty owed to the LLC, one against us and the other against several of our officers and directors. In December 2005, we filed a motion to amend our complaint to add claims (both individually and as a member of the LLC) against Mr. Morrison arising from the same and/or similar facts and circumstances, seeking recovery for waste, for improper personal benefit, for breach of fiduciary duty (beyond those already alleged in the complaint) and for a material misstatement in the LLC’s financial statements. In April 2006, the Supreme Court dismissed our motion to amend and granted us permission to revise the motion and re-file it. In July 2006, we re-filed our motion to amend our complaint, which motion was opposed. In November 2006, the Court denied our motion. We believe we have meritorious claims in our lawsuit and meritorious defenses in the countersuit. We intend to vigorously prosecute our claims and vigorously defend ourselves against the countersuit. We cannot estimate with any certainty our ultimate legal or financial recovery and/or liability, if any, with respect to the alleged claims in the countersuit.

•
In or about December 2003, we received a notice that we had been named in two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek (a) certification of a class of plaintiffs, (b) direction to return fax fees charged to borrowers, and (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged (1) breach of contract, (2) statutory fraud and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims. The plaintiff was granted leave to file a motion to amend his complaint in the fax fee case, which rendered our February 2004 motion to dismiss moot. The plaintiff filed an amended complaint in July 2004 and we filed a new motion to dismiss in August 2004, which the court denied in January 2005, and we have since filed an answer in that case. In March 2004, we filed a motion to dismiss the case pertaining to per diem interest claims, which the court denied in September 2004. We have since filed an answer in that case and plaintiffs filed a motion to dismiss our affirmative defenses, which the Circuit Court granted, permitting us leave to replead the defenses with more particularity, which we have done. Discovery has commenced in both cases. In June 2005, we filed opposition papers to the plaintiff’s motion for class certification in the case pertaining to fax fee claims. In June 2006, we filed a motion for summary judgment in the case pertaining to the per diem interest and in July 2006 we filed a motion for summary judgment in the case pertaining to fax fees claims. We believe that we have meritorious defenses and intend to vigorously defend these suits, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In our about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our subsidiary, Fidelity Mortgage Inc. (“Fidelity”, now a division of our other subsidiary, Delta Funding Corporation), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act. The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys’ fees, (5) leave to add additional plaintiffs, and (6) leave to amend to add claims under applicable state laws. We filed an answer and discovery has commenced. In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion. In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff’s motion for conditional class certification be granted, and that plaintiff’s motion to authorize judicial notice be granted (subject to revision and final approval by the District Court). In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge’s Report and Recommendation and the plaintiff filed its opposition to our objections. In July 2005, the District Court upheld the Magistrate Judge’s Report and Recommendation. Any potential class members who desired to join the collective action were provided an opportunity to do so during an “opt-in” period that ended in October 2005. Approximately 180 individuals, virtually all of whom are former employees, are plaintiffs in the collective action. In April 2006, the plaintiffs filed a motion for summary judgment. By agreement in June 2006, the Court stayed the action while the parties engaged in non-binding mediation, and plaintiffs’ motion for summary judgment was withdrawn without prejudice to it being re-filed. The matter was not resolved through mediation, the stay was lifted in August 2006, the plaintiffs’ motion was re-filed and we filed our opposition to the motion and a cross-motion for partial summary judgment. In September 2006, the plaintiffs filed their papers in response to our opposition to their motion and replied to our cross-motion. In October 2006, we filed our reply papers to the plaintiffs’ opposition to our cross-motion. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

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

The following risks and uncertainties, and those contained in our Annual Report on 10-K for the year ended December 31, 2005, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such forward-looking statements. We undertake no obligation to update publicly any of these statements in light of future events, except as required by law. There can be no assurance, however, that our expectations will necessarily come to pass. We qualify any and all of our forward-looking statements entirely by these cautionary factors. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

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

•
Our ability to securitize or sell certain of the mortgage loans we originate depends upon the acceptance of those products by various parties in the market, including, among others, underwriters or purchasers of our asset-backed securities, ratings agencies, bond insurers and/or whole-loan purchasers. Any one of these or other parties can determine that certain of the loan products that we originate (now or in the future) are undesirable or problematic, which can make it more difficult to securitize these loans or sell them at par in the future. Our inability to securitize or sell certain types of loan products in the future may cause us to retain such loans in our portfolio, which may have an adverse impact on our cash position or generate losses, or sell them at a significant discount, which may generate losses;

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

•	Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position, results of operations and our ability to securitize or sell our loans;

•
The leveling off of or decline in the value of residential properties could have a significant impact on our origination levels and/or financial position and results of operations. The increase in home prices over the last several years has contributed to the growth in our origination volume, as well as, reducing the risk of losses by improving LTV or CLTV ratios. The slowing of home-price growth, or perhaps a decline in values in some markets, could have a significant impact on our mortgage loan origination growth, as well as impact our prepayment speed and credit loss assumptions on the mortgage loans held for investment and the corresponding allowance for loan losses;

•
Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers’ reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. We are particularly subject to economic conditions in the northeastern U.S., where approximately 42.4% and 42.9% of our loans were originated during the three and nine months ended September 30, 2006, respectively. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market and we may cause us to sustain a reduction in our net income or incur losses;

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

•
Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, generally including, but not limited to, the adoption of new, or changes in, federal, state or local lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, the adoption of new, or changes in, accounting policies and practices and the application of such policies and practices. Failure to comply with various federal, state and local regulations, accounting policies and/or environmental compliance can lead to the loss of approved status, rights of rescission for mortgage loans, class action lawsuits, demands for indemnification or loan repurchases by purchasers of our loans and administrative enforcement action against us;

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

•
While we are not subject to direct supervision by the Office of Thrift Supervision ("OTS"), changes in OTS regulations have limited our ability to charge prepayment penalties on some of the mortgage loans we originate. These changes do not affect our competitors that are federally regulated institutions, which could have an adverse impact on ability to compete in certain states. In addition, the absence of prepayment penalties on some of our loans also could adversely impact our securitizations and related profitability;

•	The risk that we will be subject to claims under environmental laws;

•
Geopolitical risks, such as terrorist attacks in the United States or other parts of the world, conflicts involving the United States or its allies, or military or trade disruptions, may harm our business, the U.S. economy and capital markets, and in particular the asset-backed market. These types of events could cause, among other things, the delay or cancellation of plans to finance a mortgage with us on the part of our customers or potential customers, or could negatively impact the capital markets and the asset-backed market in particular. Any of these events could cause business and consumer confidence and spending to decrease further, resulting in increased volatility in the United States and worldwide financial markets and potentially an economic recession in the United States and internationally, which could harm our business;

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

•
The risk that using Insured Automated Valuation Models (“Insured AVMs”) in lieu of appraisals could increase our losses. An AVM may be considered a less accurate measure to value a property than a full appraisal with an interior inspection performed by a licensed appraiser. We utilized an Insured AVM on approximately 12.4% of the loans we originated during the three months ended September 30, 2006. If the values received from the AVM are higher than the actual property values, we may incur higher losses. While we obtain an insurance policy on the AVM value at the time of origination, there can be no assurance that we will recover claims from this policy in the event of a loss;

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

•
Our ability or inability to continue monetizing our rights to receive excess cash flow from securitizations (both new and existing), including without limitation selling, financing or securitizing such assets;

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

•
A decline in the quality of servicing and/or a degradation in the financial condition of the entity servicing our mortgage loans could lower the value of our excess cashflow certificates and our securitized loan portfolio, as well as our ability to sell or securitize loans. Ocwen Loan Servicing, LLC, a third-party mortgage loan servicer, presently services our loan portfolio. Poor servicing by Ocwen Loan Servicing, LLC (or its parent, Ocwen Financial Corporation, or subsidiaries, collectively referred to as “Ocwen”) or any other third-party servicer who services the loans we originate could harm the value of securitized mortgage loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Ocwen has been named as a defendant in a number of purported class action and other lawsuits that challenge its servicing practices under applicable federal and state laws. In addition, on November 29, 2005, a jury in County Court for Galveston County, Texas, returned a verdict of $11.5 million in compensatory and punitive damages and attorneys' fees against Ocwen, in favor of a plaintiff borrower who defaulted on a mortgage loan it serviced. The plaintiff claimed that Ocwen’s foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. On February 9, 2006, the trial court reduced the jury verdict and entered judgment in the amount of approximately $1.8 million. Ocwen has indicated in its public filings that it believes the judgment was against the weight of evidence and contrary to law and that the attorneys’ fees award, which comprises approximately $1.1 million of the judgment should be reduced as impermissibly excessive. Ocwen also has indicated in its public filings that they have appealed the decision and intends to continue to vigorously defend this matter. Further, according to its public filings, Ocwen maintains high levels of indebtedness. Ocwen is a non-investment grade company and in 2004 terminated its banking subsidiary's status as a federal savings bank under supervision of the OTS and Federal Deposit Insurance Corporation (“FDIC”). Ocwen is now licensed and regulated primarily at the state and local level. If Ocwen’s operations are impaired as a result of litigation, judgments, governmental investigations, its inability to repay its indebtedness when due, or further degradation of its capitalization or credit rating, our profitability and operations may be harmed;

•	The effect that an interruption in, or breach of, our information systems could have on our business;

•	Our ability or inability to adapt to and implement technological changes to become and/or remain competitive and/or efficient;

•	The possibility of failure of our operating facilities, computer systems and communication systems during a catastrophic event;

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

•
The unanticipated expenses of assimilating newly acquired businesses, if any, into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures;

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

•
Our inability to comply with REIT qualification tests for our REIT subsidiary on a continuous basis would subject our securitization trusts owned by our REIT subsidiary to federal income tax as a corporation (as a taxable mortgage pool) and not allow it to be filed as part of consolidated income tax return with any other corporation. The REIT rules require compliance with asset, income, distribution and ownership tests. The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock. As of September 30, 2006, members of the Miller family (considered one stockholder under the attribution rule applicable to the ownership of REIT stock) own approximately 33.4% of the common stock (including employees’ stock options as required by the Code and related rules and regulations). There can be no assurance that we will be able to comply with these tests or remain compliant. Failure to remain compliant would result in the imposition of a tax upon our securitization trusts and would reduce cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts. In addition, it would result in an event of default, unless waived, under our warehouse and certain other credit facilities. Accordingly, a failure to remain compliant with the REIT qualification tests may reduce our profitability and cash flow and have a material adverse impact on us;

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

DELTA FINANCIAL CORPORATION
(Registrant)
Date: November 8, 2006	By:	/s/ Hugh Miller
Hugh Miller
Title: President and Chief Executive Officer

By:	/s/ Richard Blass
Richard Blass
Title: Executive Vice President and Chief Financial Officer