Form 10-K
period 2006-12-31
DELTA FINANCIAL CORP
filed 2007-03-09
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes [ ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Yes [ ]  No [ x ]

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of $9.85 for such stock on that date, was approximately $161.5 million.

As of March 2, 2007, 23,495,411 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference from Delta Financial Corporation’s definitive proxy statement to stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

PART I
Item 1. Business.

An investment in Delta Financial Corporation common stock involves substantial risks and uncertainties. Delta Financial Corporation encourages you to carefully review the information set forth under the caption “Forward Looking Statements and Risk Factors” on page 22 and “Risk Factors” on page 23 for a description of some of these uncertainties.

Description of Our Business

Delta Financial Corporation (and collectively with its subsidiaries, the “Company,” “we” or “us” and on a stand-alone basis “Delta Financial” or the “Holding Company”) is a specialty consumer finance company that originates, securitizes and sells non-conforming mortgage loans. We were incorporated in 1996 as a Delaware corporation. We were initially organized in 1982 as Delta Funding Corporation, a New York corporation. Our corporate offices are located at 1000 Woodbury Road, Suite 200, Woodbury, NY 11797 and we can be contacted at (516) 364-8500 or through our Internet website at www.deltafinancial.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access our filings with the SEC at no cost from the SEC’s website at http://www.sec.gov, or on the Investor Relations page of our website, as soon as reasonably practicable after such material is electronically filed with or presented to the SEC. Information appearing on our website will not be deemed to be part of this report.

Our loans are primarily fixed rate and secured by first mortgages on one- to four-family residential properties. Throughout our 25-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with the conforming lending guidelines of Fannie Mae and Freddie Mac. We make mortgage loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements.

We provide our customers with a variety of loan products designed to meet their needs, using a risk-based pricing strategy to develop products for different risk categories. Historically, the majority of our loan production has been fixed-rate with amortization schedules ranging from five years to 30 years. In 2006, our average loan size was approximately $154,000 and, at the time of origination, the weighted average interest rate was 8.9%, the weighted average combined loan-to-value (“CLTV”) ratio was 78.0% and the weighted average credit score of the underlying borrowers was approximately 618. Since 2001, at least 35% of our annual loan production has been related to borrowers located in New York, New Jersey and Pennsylvania.

We adhere to our Best Practice Lending Program aimed at ensuring the origination of quality loans and helping to better protect consumers. This Best Practice Lending Program includes:

▪
fair lending initiatives aimed at ensuring that all borrowers are treated fairly and similarly regardless of race, color, creed, religion, national origin, sex, sexual orientation, marital status, age, disability and the applicant’s good faith exercise of any right under the Consumer Credit Protection Act;

▪	oversight of mortgage brokers and closing agents;

▪	fraud detection and protection;

▪	plain English disclosures; and

▪	other origination and underwriting initiatives which we believe help protect consumers.

    We make mortgage loans to individual borrowers, which are a cash outlay for us. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse lines of credit or utilizing our available working capital. Following this initial holding period, we either securitize our loans or sell them on a whole-loan basis, using the net proceeds from these transactions to repay our warehouse credit facilities and for working capital. Since the first quarter of 2004, we have structured our securitizations to be accounted for as on-balance sheet financings, in which we record interest income on the outstanding portfolio of loans in each securitization trust and interest expense from the asset-backed securities issued by each securitization trust over time. Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. When we sell loans on a whole-loan basis, we record the premiums received upon sale as revenue, net of any reserves.

Origination of Mortgage Loans

We originate mortgage loans through two distribution channels, wholesale and retail. The majority of the mortgage loans we originate occur in 34 states. In the wholesale channel, we receive loan applications from independent third-party mortgage brokers, who submit applications on a borrower’s behalf. In the retail channel, we receive loan applications directly from borrowers. We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower. We underwrite loan packages for approval through our Woodbury, New York headquarters, our Cincinnati, Ohio underwriting hub, and our regional offices in Phoenix, Arizona; Jacksonville, Florida; and Dallas, Texas. We also purchase closed loans on a limited basis. (See “-Wholesale Loan Channel”).

For the year ended December 31, 2006, we originated $4.0 billion of loans, an increase of $195.8 million, or 5.1%, over the $3.8 billion of loans originated in the year ended December 31, 2005. The amount originated in 2006 included approximately $2.1 billion of wholesale loans, representing 51.4% of total loan production, and $1.9 billion of retail loans, representing 48.6% of total loan production, compared to $2.0 billion of wholesale loans, or 53.9% of total loan production, and $1.8 billion of retail loans, or 46.1% of total loan production, during the year ended December 31, 2005.

The following table shows certain data regarding our loan originations, presented by channel of loan origination, for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Wholesale:
Number of loans	11,104	10,982	8,434
Principal balance	$2,073,124	$2,065,638	$1,497,743
Average principal balance per loan	187	188	178
Weighted average initial LTV/CLTV ratio (1)	76.6%	77.5%	76.5%
Weighted average interest rate	8.7%	7.7%	7.7%
Weighted average credit score	606	618	623

Retail:
Number of loans	15,135	13,927	9,259
Principal balance	$1,958,302	$1,770,007	$1,113,783
Average principal balance per loan	129	127	120
Weighted average initial LTV/CLTV ratio (1)	79.5%	80.2%	80.0%
Weighted average interest rate	9.0%	8.3%	8.1%
Weighted average credit score	630	639	640

Total Wholesale and Retail:
Number of loans	26,239	24,909	17,693
Principal balance	$4,031,426	$3,835,645	$2,611,526
Average principal balance per loan	154	154	148
Weighted average initial LTV/CLTV ratio (1)	78.0%	78.8%	78.0%
Weighted average interest rate	8.9%	8.0%	7.9%
Weighted average credit score	618	628	630

Percentage of Loans Secured by:
First mortgages	95.4%	97.8%	97.7%
Second mortgages	4.6%	2.2%	2.3%

Loan Type:
Fixed rate mortgages	87.1%	79.5%	78.4%
Adjustable-rate mortgages	12.9%	20.5%	21.6%

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

The following table shows the weighted average interest rate and initial LTV or CLTV ratio by lien position for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
	2006	2005	2004
First Mortgage:
Weighted average initial LTV ratio (1)	77.8%	78.7%	78.0%
Weighted average interest rate	8.8%	7.9%	7.8%

Second Mortgage:
Weighted average initial CLTV ratio (1)	82.4%	80.2%	80.1%
Weighted average interest rate	10.6%	9.3%	9.1%

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

The following table shows the geographic distribution of loan purchases and originations for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
	2006		2005		2004
	Percentage	Amount	Percentage	Amount	Percentage	Amount
Region:			(Dollars in millions)
New York, New Jersey and Pennsylvania	35.4%	$1,426.7	37.7%	$1,447.6	41.5%	$1,083.3
Southeast	17.7	713.1	15.5	595.6	10.1	264.1
Mid-Atlantic (1)	14.5	583.1	14.4	552.7	15.3	400.7
Midwest	14.3	575.0	16.0	612.7	17.8	463.8
West	11.0	445.5	8.8	336.2	4.7	121.9
New England	7.1	288.0	7.6	290.8	10.6	277.7
Total	100.0%	$4,031.4	100.0%	$3,835.6	100.0%	$2,611.5

(1) Excluding New York, New Jersey and Pennsylvania.

Wholesale Loan Channel. Through our wholesale loan channel, which is principally conducted out of our Woodbury, New York headquarters, we primarily originate mortgage loans indirectly through independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. We currently originate our wholesale loans through a network of approximately 3,200 independent brokers. The brokers’ role is to source the business, identify the applicant, assist in completing the loan application, and process the loans, including, among other things, gathering the necessary information and documents, and serving as the liaison between the borrower and us through the entire origination process. We review, process and underwrite the applications submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all of the conditions that we impose as the lender, lend the money to the borrower. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers - for which they charge a broker fee - originating loans through our wholesale network generally allows us to increase our loan volume without incurring the higher marketing and employee costs associated with increased retail originations. Additionally, on a limited basis, we purchase loans on a flow basis from select independent correspondents. This typically involves purchasing individual loans shortly after the loans are originated, as opposed to bulk purchases, which entail purchasing typically larger pools of loans at one time. We re-underwrite each of these loans, in accordance with our underwriting standards, prior to purchasing. As of December 31, 2006, we employed 125 account executives focused exclusively on the wholesale market. For the year ended December 31, 2006, our wholesale network accounted for $2.1 billion, or 51.4% of our loan originations, compared to $2.1 billion, or 53.9%, of our loan originations for the year ended December 31, 2005 and $1.5 billion, or 57.4%, of our loan originations for the year ended December 31, 2004. No single broker contributed more than 4.8%, 5.3% or 5.9% of our total loan production in the years ended December 31, 2006, 2005 and 2004, respectively.

Wholesale Marketing. Historically, we have established and maintained relationships with brokers offering non-conforming mortgage products.

Typically, we initiate contact with brokers through our Business Development Department, supervised by a senior officer with over 24 years of sales and marketing experience in the industry. We usually hire account executives that have contacts with brokers that originate non-conforming mortgage loans within their geographic territory. The account executives are responsible for developing and maintaining our wholesale network within their geographic territory by frequently visiting brokers, communicating our underwriting guidelines, disseminating new product information and pricing changes, soliciting loan leads, analyzing applications, providing pre-approvals and by demonstrating a continuing commitment to understanding the needs of the customer. The account executives attend industry trade shows and inform us about the products and pricing being offered by competitors and new market entrants. This information assists us in refining our programs and product offerings in order to remain competitive. Account executives are typically compensated with a base salary or draw, and commissions based on the volume of loans originated as a result of their efforts.

Approval Process for Independent Mortgage Brokers. Before an independent mortgage broker becomes part of our network, the broker must go through our approval process. Once approved, the broker may begin submitting applications to us.

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

Once approved, a broker may submit loan applications for prospective borrowers. To process broker submissions, our wholesale originations channel is organized by geographic regions and into teams, each consisting of account executives and account managers/processors, which are generally assigned to specific brokers. Since we operate in a highly competitive environment where brokers often submit the same loan application to several prospective lenders simultaneously, we strive to provide brokers with a rapid and informed response. Account executives analyze the application and provide the broker with a preliminary approval, subject to final underwriting approval, or a denial, typically within the same business day. In addition, brokers can obtain preliminary approvals, typically within seconds, directly from our proprietary originations software program - Click & Close® - by logging in and entering the basic loan information. Once a package is received from the broker, and the application is logged into Click & Close (“C&C”), the loan is automatically sent to an underwriting queue for review. If our underwriter approves the application, a “conditional approval” will be issued to the broker with a list of specific conditions to be met and additional documents to be supplied prior to funding the loan. The file is then queued back to the account manager/processor, who works directly with the submitting broker to collect the requested information, meet all underwriting conditions and send out all appropriate documentation and disclosures.

In most cases, we fund loans within 14 to 21 days after preliminary approval of the loan application. In the case of a denial, we will use reasonable efforts to ensure that there is no missing information concerning the borrower or the application that might change the denial decision on the loan.

We strive to have our account executives maintain the level of knowledge and experience integral to our commitment to provide the highest quality service for brokers. We believe that by maintaining an efficient, trained and experienced staff, we have addressed four key factors that generally influence where a broker sends its business:

▪	the service and support a lender provides;

▪	product offerings and pricing;

▪	the turn-around time, or speed in which a lender closes loans; and

▪	the lender’s knowledge concerning the broker and the broker’s business.

Retail Loan Channel. Through our retail distribution channel, we develop retail loan leads primarily through our telemarketing system located in Cincinnati, Ohio, and also through Internet leads, direct mail, and our network of 10 origination centers located in nine states. We continually monitor the performance of our retail operations and evaluate current and potential retail office locations on the basis of selected demographic statistics, marketing analyses and other criteria that we have developed. The retail channel accounted for $1.9 billion, or 48.6%, of our loan originations for the year ended December 31, 2006, compared to $1.8 billion, or 46.1%, of our loan originations for the year ended December 31, 2005 and $1.1 billion, or 42.6%, of our loan originations for the year ended December 31, 2004.

Typically, contact with the customer is handled initially through our telemarketing center. Through our marketing efforts, the retail loan channel is able to identify, locate and focus on individuals who, based on historic customer profiles, are likely customers for our products. Our telemarketing representatives identify interested customers and forward these potential borrowers to a branch manager through our C&C system. The branch managers, in turn, distribute these leads to mortgage analysts via C&C by queuing the loan to a mortgage analyst’s “to do” list in C&C. The assigned mortgage analyst discusses the applicant’s qualifications and available loan products, negotiates loan terms with the borrower, ensures that an appraisal has been ordered from an independent third-party appraisal company (or may, when certain underwriting criteria have been met, obtain an Insured AVM value), orders a credit report from an independent, nationally recognized credit reporting agency and processes the loan through completion. Our mortgage analysts are trained to structure loans that meet the applicant’s needs while satisfying our lending guidelines. C&C is utilized to queue the loan to underwriters at the appropriate times for approvals and help to facilitate the loan application process through closing. At December 31, 2006, we employed 464 mortgage analysts, representing a 12.3% increase over the 413 mortgage analysts employed at December 31, 2005.

Loan Underwriting

Underwriting Guidelines. We maintain written underwriting guidelines that are utilized by all of our employees associated with the underwriting process. Throughout our 25-year history, these guidelines have been reviewed and updated on an on-going basis by senior underwriters and the head of risk management. We provide our underwriting guidelines to all of the brokers from whom we accept loan applications. Loan applications are classified according to particular characteristics, including, but not limited to, the applicant’s:

▪	ability to pay;

▪	credit history (with emphasis on the applicant’s existing mortgage payment history);

▪	credit score (specifically the borrower’s Fair, Isaac & Co. (“FICO”) score, which measures an individual’s record in using credit);

▪	income documentation type;

▪	lien position;

▪	LTV ratio;

▪	property type; and

▪	general stability, in terms of employment history, time in residence, occupancy and condition and location of the collateral.

We have established classifications with respect to the credit profile of the applicant, and each loan is placed into one of four letter ratings ‘‘A’’ through ‘‘D,’’ with sub-ratings within each of those classifications (referred to as the “credit grade”). Terms of loans that we make, as well as maximum LTV ratios and debt-to-income ratios, vary depending on the classification of the applicant and the borrower’s credit score. Loan applicants with less favorable credit ratings and/or lower credit scores are generally offered loans with higher interest rates and lower LTV ratios than applicants with more favorable credit ratings and/or higher credit scores. The general criteria our underwriting staff uses in classifying loan applicants are set forth in the following table:

Summary of Delta’s Principal Underwriting Criteria (1)

	“A” Risk	“B” Risk	“C” Risk	“D” Risk

Credit Profile	Excellent credit history.	Good overall credit history.	Good to fair credit history.	Fair to poor credit history.
Existing Mortgage History	Up to a maximum of two rolling 30-day late payments in the last 12 months.	Up to a maximum of one rolling 60-day late payment in the last 12 months.	Up to a maximum of one 90-day late payment in the last 12 months.	Up to a maximum of one 120-day late payment in the last 12 months. Case by case open foreclosures considered.
Credit Scores (2)	Generally, minimum credit score of 500.	Generally, minimum credit score of 500.	Generally, minimum credit score of 500.	Generally, minimum credit score of 525.
Bankruptcy Filings	Generally, Ch. 7 discharged or Ch. 13 filed more than two years prior to closing. Open Ch. 13 considered.	Generally, Ch. 7 discharged or Ch. 13 filed more than one year prior to closing. Open Ch. 13 is considered.	Generally, Ch. 7 must be discharged prior to closing. Open Ch. 13 is considered.	Generally, Ch. 7 discharged by closing. Open Ch. 13 considered.
Debt Service to Income Ratio	55% or less	55% or less	55% or less	55% or less
Maximum LTV ratio:
Owner-Occupied	Up to 100% LTV with a 580 credit score for full income check loans if mortgage is 0x30 within last 12 months.	Up to 90% LTV with a 600 credit score for full income check loans if mortgage is no worse than 1x60 rolling within the last 12 months (maximum of 3 consecutive months).	Up to 80% LTV with a 550 credit score for full income check loans if 1x90 within the last 12 months.	Up to 70% LTV with a 550 credit score for full income check, one 1x120 within last 12 months.
Non-Owner Occupied	Up to 90% LTV with a 660 credit score for full income check loans if mortgage is no worse than 1x30 rolling within the last 12 months.	Up to 80% LTV with a 580 credit score for full income check loans if mortgage is no worse than 0x60 within the last 12 months.	Not available.	Not available.

(1) Each lettered risk classification has one or more sub-classifications. For example, within the “A” risk class, there are the following credit program sub-classifications: “A+”, “A1” and “A2”. The letter grades applied to each risk classification in the table reflect our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(2) The minimum credit score and maximum LTV set forth in the table is for borrowers providing full documentation for a first mortgage on a one to two family property. Depending on the risk parameters of the loan, the minimum credit score requirement may be higher and the maximum LTV may be lower, or require a higher credit score for the same LTV. (“0x30” means no payments late by 30 days, “1x30” means one payment late by 30 days; “0x60” means no payments late by 60 days, “1x60” means one payment late by 60 days, “0x90” means no payments late by 90 days, “1x90” means one payment late by 90 days and “1x120” means one payment late by 120 days).

Underwriting Exceptions. We use these underwriting classifications and characteristics as a guideline only. On a case-by-case basis, we may determine that the prospective borrower warrants an exception from our underwriting guidelines if sufficient compensating factors exist. Examples of compensating factors we consider include the following:

▪	low debt ratio;

▪	long-term stability of employment and/or residence;

▪	excellent payment history on past mortgages; or

▪	a significant reduction in monthly expenses.

The following table sets forth the credit grade of our originations along with the weighted average coupon and weighted average LTV/CLTV, for the years ended December 31, 2006, 2005 and 2004:

(Dollars in thousands)
For the Year Ended	Credit Grade	Total Originations	Percent of Total Originations	Weighted Average Coupon	Weighted Average LTV/CLTV

December 31, 2006	A	$ 3,555,222	88.2%	8.7%	79.7%
	B	258,227	6.4	9.4	69.1
	C	120,296	3.0	9.9	65.4
	D	97,681	2.4	10.3	57.2
Total/Average		$ 4,031,426	100.0%	8.9%	78.0%

December 31, 2005	A	$ 3,466,805	90.4%	7.9%	80.1%
	B	195,085	5.1	8.6	69.8
	C	96,780	2.5	8.9	66.0
	D	76,975	2.0	9.6	56.6
Total/Average		$ 3,835,645	100.0%	8.0%	78.8%

December 31, 2004	A	$ 2,331,952	89.3%	7.7%	79.4%
	B	153,768	5.9	8.6	70.4
	C	81,369	3.1	9.0	64.7
	D	44,437	1.7	10.0	55.7
Total/Average		$ 2,611,526	100.0%	7.9%	78.0%

The mortgage loans we originate have amortization schedules ranging from five years to 30 years, generally bear interest at fixed rates and require equal monthly payments, which are due on a scheduled day of each month. The adjustable-rate mortgage loans we originate, referred to as “2/28” or “3/27” products, generally contain features where rates are fixed for a period of time (two to three years) and then adjust every six months thereafter. We also offer a product referred to as a stepped fixed-rate mortgage. This product has a fixed rate throughout its term, and a 30-year maturity without a balloon payment. During the first 10 years of the stepped fixed-rate mortgage loan’s term, the fixed monthly payment is based on either a 40-year or (commencing in late December 2006) a 50-year amortization, after which the fixed monthly payment is adjusted based on a 20-year amortization during the remaining 20 years of the term. Both the initial monthly mortgage payments (for the first 10 years of the loan) and the subsequent monthly mortgage payments over the next 20 years are known by the borrower upfront at closing.

The principal amounts of the loans we originate generally range from a minimum of $40,000 to a maximum of $800,000; however we will consider loans up to $1.2 million. We will lend up to 100% of the CLTV ratio. Our loans are generally secured by one- to four-family residences, including condominiums and townhouses, and these properties are usually occupied by the owner. It is our policy not to accept commercial properties or unimproved land as collateral. However, we will accept mixed-use properties, such as a property where a portion of the property is used for residential purposes and the balance is used for commercial purposes, and we will accept small multifamily properties of five to eight units, both at reduced LTV ratios. We do not originate loans where any senior mortgage contains an open-end advance, negative amortization or shared appreciation provisions - all of which could have the effect of increasing the amount of the senior mortgage, thereby increasing the CLTV, and increasing the risk of the loan to us.

We periodically review the loan products we offer to determine the need for changes to or elimination of a product. While interest-only mortgage loans represented less than 1% of our annual 2006 loan origination volume, we stopped offering this product altogether in the fourth quarter of 2006 because of our view of the product’s diminished risk adjusted return. Additionally, during the fourth quarter of 2005 we ceased originating mortgages collateralized by double-wide mobile homes, which represented 2.9% of our annual 2005 loan origination volume, due to decreased interest in such products in the secondary market.

Documentation and Review. Our mortgage loan programs include:

•	a full documentation program;

•	a limited documentation program;

•	a no income verification program for self-employed borrowers; and

•	a stated income program.

Our borrowers’ total monthly debt obligations - which include principal and interest on the new loan and all other mortgages, loans, charge accounts and scheduled indebtedness - generally are 50% or less of the borrowers’ monthly gross income. Some of our borrowers will qualify using our maximum debt-to-income ratio of 55%. For loans to borrowers who are salaried employees, we require current employment information in addition to employment history. We verify this information based on one or more of the following: written confirmation from employers, a recent pay-stub, a recent W-2 tax form, recent tax return, bank statements and telephone confirmation from the employer. For our limited documentation program, we require either six months of bank statements or a job letter which contains substantially the same information one would find on a standard verification of employment form, including:

•	job position;

•	length of time on job; and

•	current salary.

The job letter should be on the employer’s letterhead and include the telephone number and signature of the individual completing the letter on behalf of the employer.

For our no income verification program, we require proof of self-employment in the same business for two years. We only offer our stated income program, which represents a very small percentage of our loans, to better credit quality borrowers where employment can be verified by an underwriter via telephone. We usually require lower combined LTV ratios with respect to loans made under programs other than our full documentation program.

We assess a borrower’s credit-worthiness primarily based on the borrower’s mortgage history and credit score, and we generally adjust our pricing and LTV ratios based on many other risk parameters. Our borrowers often have either (a) mortgage or other credit delinquencies, (b) problems providing documentation generally required by traditional lenders, and/or (c) collateral types against which traditional lenders may not lend. Qualification for a loan is based primarily upon our risk-based pricing model and guidelines, which we have developed over our 25-year history and our extensive database of prior loan performance. Because there are compelling circumstances with some borrowers, we employ experienced non-conforming mortgage loan underwriters to review the applicant’s credit profile and to evaluate whether an impaired credit history is a result of adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner. An applicant's credit record will often be impaired by personal circumstances, including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing.

We have a staff of 92 underwriters, averaging nine years of non-conforming lending experience and averaging six years working for us. All underwriting functions for broker originations are conducted in our Woodbury, New York headquarters, and our regional offices in Jacksonville, Florida; and Dallas, Texas. All underwriting functions for retail originations are conducted in our Cincinnati, Ohio retail underwriting ‘‘hub’’; our Phoenix, Arizona regional office and our Woodbury, New York headquarters. We do not delegate underwriting authority to any third-party. Our underwriting department functions independently of our business development and sales departments and does not report to any individual directly involved in the sales origination process. Our underwriters are trained to review all components of the loan to determine its compliance with our underwriting guidelines.

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

Appraisals, Insured AVMs and Quality Control. We underwrite every loan submitted by thoroughly reviewing credit and by performing the following:

▪
a separate appraisal/valuation review is conducted by our underwriters and/or appraisal review department, except where an appraisal is not centrally ordered by us or when an Insured AVM is utilized; and

▪
a full compliance review, to ensure that all documents have been properly prepared, all applicable disclosures have been given in a timely fashion, and all federal and state regulations were properly complied with.

When we utilize appraisals, we require that they be performed by third-party, fee-based appraisers. Each appraisal includes, among other things, an inspection of both the exterior and interior of the subject property and data from sales within the preceding 12 months of similar properties within the same general location as the subject property. We perform an appraisal review on each loan prior to closing on appraisals that were not centrally ordered by us. In addition to reviewing each of these appraisals for accuracy, we also access alternate sources to validate sales data used in the appraisals to determine market value. These alternate sources include:

▪	Multiple Listing Services;

▪	assessment and sales services, such as Comps, Inc., Pace and RealQuest;

▪	on-line Internet services, such as Realtor.com; and

▪	other sources for verification, including broker price opinions and market analyses by local real estate agents.

For quality control purposes, using the criteria that we have developed over time, we actively track and grade all appraisers from whom we accept appraisals. We do not accept work from appraisers who have not conformed to our review standards. Our underwriters conduct limited reviews of the appraisals centrally ordered by us and the AVMs utilized in order to determine that the appraisal/AVM meets our guidelines.

When certain underwriting criteria have been met, we may utilize an Insured AVM in lieu of an appraisal for certain originations. If a borrower has a 620 or higher credit score, the property type is either one-family or condominium and the loan amount is $500,000 or less, we may utilize an Insured AVM in lieu of an appraisal. An Insured AVM is the coupling of a third-party valuation estimate and insurance on that value. The third-party AVM providers have created computer programs that use relevant real estate information, such as sales prices, property characteristics and demographics, to calculate a value for a specific property. Public records are the primary data source for an Insured AVM, and the quality of the values that they generate varies depending upon the data they use and the design of their model. AVMs are complex programs incorporating a variety of forecasting techniques, including linear regression, expert systems, neural networks, artificial intelligence and other methodologies. The different methodologies, algorithms, and variables used by the third-party AVM providers may vary greatly and affect their reliability and accuracy.

Once an acceptable AVM has been generated, we will order a property condition report to mitigate one of the weaknesses in using an AVM to value a property - the lack of a physical exterior or interior inspection of the property. For each AVM considered for use, we therefore require a property condition report which is a limited physical external inspection of the property. The primary benefit of using Insured AVMs is that they substantially reduce the time to complete a value estimate on a property. During the years ended December 31, 2006 and 2005, we utilized an Insured AVM for approximately 12% and 11%, respectively, of the loans we originated and those loans had a weighted average LTV of 76% and 77%, respectively, and a weighted average credit score of 680 and 689, respectively.

At the closing of a loan, where an AVM is used, we will purchase insurance, from a company that meets our minimum requirements (i.e., A.M. Best insurer rating of A+), that will insure the value of the property. In the event the borrower defaults upon the loan, resulting in the liquidation of the property, the insurance company may have to pay a portion of any losses we incur. A retroactive appraisal is performed as of the original valuation date when a loss arises involving an Insured AVM. If the Insured AVM value is found to exceed the appraisal value by more than a specific tolerance percentage (i.e., 10%), the insurer must reimburse us for either the losses we incurred from the disposal of the property or the difference between the values, whichever is less, plus certain other expenses.

For quality control purposes, we perform post-funding reviews on Insured AVMs, similar to our appraisal post-funding reviews.

After completing the underwriting and processing of a loan, we schedule the closing of the loan with an approved closing attorney or settlement agent. We hold the closing attorney or settlement agent responsible for completing the loan closing transaction in accordance with applicable law and our operating procedures. We also require title insurance to insure our interest as a lender, and evidence of adequate homeowner’s insurance naming us or our servicing agent as an additional insured party on all loans.

We perform a post-funding quality control review to monitor and evaluate our loan origination policies and procedures. Our quality control department is separate from our underwriting department and reports directly to a member of senior management.

Our quality control department samples at least 10% of all loan originations and performs a full quality control re-underwriting and review, the results of which are reported to senior management on a quarterly basis. On a daily basis, should the need arise, the manager of quality control department will notify senior management of any critical loan findings. The sample of loans reviewed is selected in the following manner:

▪	all early default payments and customer complaints;

▪	at least 5% of all funded loans each month are selected on a random basis; and

▪
targets, which may be based on sources of business (both internal branches/teams and external brokers, geographic areas or other third parties) or products (perceived riskier products and/or newly offered products).

If any discrepancies are discovered during the quality control review process, a senior quality control underwriter re-reviews the loan and proceeds with any necessary follow-up actions. Discrepancies noted by the review are analyzed and corrective actions are instituted. A typical quality control review currently includes:

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

Click & Close®. C&C is a proprietary web-based system that we developed internally to streamline and integrate our origination process. C&C opens an online channel of communications between us, brokers and a wide range of other mortgage information sources. C&C includes an integrated imaging system that reduces paper flow and allows loans to be handled simultaneously by multiple employees in the originations process. We currently use C&C to automate and facilitate many of our origination processes, including, but not limited to:

▪	logging in and tracking applications in our retail and wholesale channels;

▪	increasing the amount of internal loan origination processes that can be handled electronically, which reduces paper flow between account managers, mortgage analysts, loan processors and underwriters;

▪	generating pre-approvals utilizing our risk-based pricing model;

▪	generating stipulation sheets, preliminary disclosures and other documents, including closing documents; and

▪	easy, real-time supervisory oversights to ensure that all applications are being worked on in a timely manner.

We are continuing to improve C&C to further streamline our processes and to reduce the paper flow required throughout the mortgage origination process. Our goal is to reduce our reliance on paper records, which we believe will lower our cost to originate.

Pooling of Loans Prior to Securitization or Whole-Loan Sales. After we fund a loan, we typically pledge the loan as collateral under a warehouse credit facility to obtain financing against that mortgage loan. By doing so, we replenish our capital in order to make new loans. Typically, loans are financed though a warehouse credit facility for only a limited time - generally, not more than three months - long enough to enable us to either securitize or sell the loans. During the time we hold the loans prior to securitization or whole-loan sale, we earn interest income from the borrower. The income is partially offset by any interest we pay to our warehouse creditors for providing us with financing. Additionally, we pay a third-party servicer a sub-servicing fee to perform the servicing of the mortgage loans during this pre-securitization or pre-sale holding period.

Securitizations and Whole-Loan Sales. As a fundamental part of our business and financing strategy, we securitize a substantial portion of the mortgage loans we originate. We also sell a portion of our loans as whole-loans. We select the outlet (securitization or whole-loan sale) depending on market conditions, relative profitability and cash flows. In the years ended December 31, 2006 and 2005, whole-loan sales comprised approximately 18.7% and 14.9%, respectively, of the total amount of our combined securitizations and whole-loan sales transactions.

The following table sets forth certain information regarding loan securitizations and loans sold on a whole-loan basis for the years ended December 31, 2006 and 2005:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Loan securitizations - portfolio based	$3,149,976	$3,199,997
Whole-loan sales	725,112	561,487
Total securitizations and whole-loan sales	$3,875,088	$3,761,484

We apply the net proceeds from securitizations and whole-loan sales to pay down our warehouse lines of credit - in order to make available capacity under these facilities for future funding of mortgage loans - and utilize any additional funds for working capital.

Securitizations. In a securitization, we pool together loans, typically each quarter, and convey these loans to a newly formed securitization trust. These trusts are established for the limited purpose of receiving our mortgage loans and are bankruptcy remote - meaning that purchasers of asset-backed securities may rely on the cash flows generated from the assets held by the securitization trust for payment and not upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors, despite carrying the securitized loans and securitization financing on our consolidated financial statements. We carry no contractual obligation related to these trusts or the loans conveyed to them, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

The following table sets forth information about our securitized mortgage loan portfolio and the corresponding securitization debt balance, for each asset-backed security series, at December 31, 2006:

(Dollars in thousands)	Issue Date	Current Loan Principal Balance (1)	Total Securitization Debt Balance (2)

Asset-backed Security Series:

2004-1	March 30, 2004	$ 199,796	$ 192,305
2004-2	June 29, 2004	231,836	215,674
2004-3	September 29, 2004	276,600	259,961
2004-4	December 29, 2004	318,167	301,240
2005-1	March 31, 2005	441,285	418,997
2005-2	June 29, 2005	492,547	473,905
2005-3	September 29, 2005	587,594	567,731
2005-4	December 30, 2005	678,338	660,428
2006-1	March 30, 2006	739,566	729,398
2006-2	June 29, 2006	760,753	758,055
2006-3	September 29, 2006	808,693	813,490
2006-4	December 29, 2006	624,999	633,038
Total		$ 6,160,174	$ 6,024,222

(1) The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), real estate owned (“REO”) (at its trust-basis value) and the principal portion of trustee receivables.

(2) The total securitization debt (financing on mortgage loans held for investment) balance shown excludes discounts of $6.3 million at December 31, 2006.

The securitization trust raises cash to purchase the mortgage loans from us generally by issuing securities to the public. These securities, known as “asset-backed securities,” are secured, or backed, by the pool of mortgage loans held by the securitization trust. These asset-backed securities, which are usually purchased by insurance companies, mutual funds and/or other institutional investors, entitle their holders to receive the principal (including prepayments of principal) and a portion of the interest, collected on the mortgage loans in the securitization trust. We structured each of our securitizations in 2006, 2005 and 2004 to be accounted for as a secured financing, which is known as “portfolio accounting.” With portfolio accounting, the mortgage loans held in the securitization trust are recorded on our balance sheet as mortgage loans held for investment, together with the related financing on the mortgage loans held for investment (which are the certificates or notes issued by the securitization trust). Prior to 2004, we structured our securitizations to be accounted for as sales, which is known as “gain-on-sale accounting.” With gain-on-sale accounting, we recorded an upfront gain at the time of securitization and capitalized the excess cashflow certificates on our balance sheet.

Each of the securitizations includes a series of asset-backed securities with various credit ratings, maturities and interest rates. The combined weighted average interest rate of the asset-backed securities in each securitization generally will increase over time as the shorter-term asset-backed securities with higher credit ratings and lower interest costs mature, leaving the longer-term asset-backed securities with lower credit ratings and higher interest costs remaining.

During the years ended December 31, 2006 and 2005, we issued four securitizations totaling $3.1 billion in collateral and four securitizations totaling $3.2 billion in collateral, respectively. All of our 2006 and 2005 securitizations received ratings from a combination of several rating agencies. The ratings received on the various classes of securities issued ranged from AAA to BBB- rated by Standard & Poor's Ratings Services (“S&P”) or Fitch Ratings, Inc. (“Fitch”), Aaa to Ba1 rated by Moody's Investors Service, Inc (“Moody’s”), and AAA to BBB (low) rated by Dominion Bond Rating Service, Inc. (“DBRS”).

The following table sets forth information with respect to our 2006, 2005 and 2004 securitizations as of their issuance date by offering size (which includes pre-funded amounts), collateral, initial weighted average pass-through rate and type of credit enhancement:

Securitization	Issuance Date	Public Offering Size	Collateral	Initial Weighted Average Pass-Through Rate	Credit Enhancement
		(Dollars in millions)
2006-1	March 30, 2006	$ 848.3	$ 875.0	5.88%	Senior/Sub
2006-2	June 29, 2006	801.1	825.0	6.04	Senior/Sub
2006-3	September 29, 2006	800.3	825.0	5.90	Senior/Sub
2006-4	December 29, 2006	608.4	625.0	5.60	Senior/Sub
		$ 3,058.1	$ 3,150.0

2005-1	March 31, 2005	$ 728.6	$ 750.0	4.49%	Senior/Sub
2005-2	June 29, 2005	729.0	750.0	4.57	Senior/Sub
2005-3	September 29, 2005	797.8	825.0	4.92	Senior/Sub
2005-4	December 30, 2005	848.3	875.0	5.82	Senior/Sub
		$ 3,103.7	$ 3,200.0

2004-1	March 30, 2004	$ 542.3	$ 550.0	1.71%	Senior/Sub
2004-2	June 29, 2004	504.4	520.0	4.44	Senior/Sub
2004-3	September 29, 2004	623.4	640.0	4.18	Senior/Sub
2004-4	December 29, 2004	583.8	600.0	4.34	Senior/Sub
		$ 2,253.9	$ 2,310.0

Each of our securitizations of mortgage loans during 2006, 2005 and 2004 were structured and accounted for as secured financings. Under this securitization structure, the securitization trust holds mortgage loans as assets (referred to as “securitized loans”) and issues debt represented by asset-backed securities, comprised of “senior and subordinate notes” and net interest margin (“NIM”) notes or Class N Notes. The securitized loans are recorded as an asset on our balance sheet under “mortgage loans held for investment, net” and the corresponding debt is recorded as a liability under “financing on mortgage loans held for investment, net.” This structure recognizes the related revenue as interest on mortgage loans held for investment and the related expense as interest expense on the financing on mortgage loans held for investment. In contrast, the structures we used prior to 2004 required us to record virtually all of the anticipated income as an upfront gain on sale of mortgage loans under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.” We plan to continue to structure our future securitizations to be accounted for as secured financings. We believe structuring, and therefore accounting for, securitizations as secured financings more closely matches the recognition of income with the receipt of cash payments on the individual loans.

Each of our securitizations contains an overcollateralization (“O/C”) provision, which is a credit enhancement that is designed to protect the securities sold from credit losses, which arise principally from defaults on the underlying mortgage loans. In short, O/C occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of asset-backed securities (senior and subordinate note portions only). The O/C is created to absorb losses that the securitization trust may suffer, as loans are liquidated at a loss. Beginning with our 2002 securitizations, and in each of our subsequent securitizations, we created the O/C by initially selling asset-backed securities (senior and subordinate note portions) totaling approximately 96.7% to 98.9% of the total amount of mortgage loans sold to the trust. In doing so, we created the full amount of the O/C required by the trust at the time we completed the securitization, instead of over time. For example, if a securitization trust contains collateral of $100 million principal amount of mortgage loans, and our O/C requirement is 2%, we issue approximately $98 million in asset-backed securities (senior and subordinate note portions).

The O/C is generally expressed as a percentage of the initial mortgage loan or collateral principal balance sold to the securitization trust to the amount of senior and subordinate notes issued. The required O/C is initially determined by the rating agencies and/or the bond insurer, if any, using various factors, including:

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

•	the structure of the underlying securitization (i.e., issuing BBB- certificates creates greater credit enhancement in the securitization transaction, which generally results in a lower O/C).

During 2006 and 2005, our securitizations required a range of O/C from 2.7% to 3.1% and 2.8% to 3.3%, respectively, of the initial mortgage loans held as collateral by the securitization trust. The required O/C can increase or decrease throughout the life of the transaction depending upon subordination levels, delinquency and/or loss tests and is subject to minimum and maximum levels, as defined by the rating agencies and/or the bond insurer insuring the securitization. As long as the O/C requirement is met, any excess cash flows (defined as the funds available for distribution after all principal, interest and hedging related payments are made in full on the senior, subordinate, and NIM notes or Class N notes)  generated from the securitizations are distributed to us after all other distributions are made in accordance with the “waterfall” described below.

Each month we are entitled to receive payment only after all required payments have been made on all the other securities issued by the securitization trust, because our right of payment is subordinate to all other securities issued by the securitization trust. In addition, before we receive any payments, the excess cash flows are generally applied in a “waterfall” manner as follows:

•	first, to cover any losses on the mortgage loans in the related mortgage pool;

•	second, to reimburse the bond insurer, if any, of the related series of asset-backed securities for amounts paid by or otherwise owing to that insurer;

•
third, to build or maintain the required level of the O/C provision, as described above, for that securitization trust by applying the funds as an accelerated payment of principal to the holders of the asset-backed securities of the related series;

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

In 2002 through 2004, we utilized a securitization structure in which we completed a concurrent NIM transaction. In a NIM transaction, the excess cash flows (the rights to receive excess cash flows are referred to as the “excess cashflow certificates” or “owner trust certificates”) are sold to a NIM trust without recourse, except for standard representations and warranties. The NIM trust issues NIM note(s) that one or more third-party investors will purchase and we receive the net proceeds from the issuance of the NIM note(s). Commencing in 2005, we began issuing the NIM note(s) through the securitization trust (referred to as “Class N Notes”) as opposed to issuing them through a NIM trust.

The NIM note(s), or Class N Notes, entitles the holder to be paid a specified interest rate, and further provides for all cash flows generated by the excess cashflow or owner trust certificates to be used to pay all principal and interest on the NIM note(s), or Class N Notes, until paid in full, which typically occurs approximately 18 to 24 months from the date the NIM note(s), or Class N Notes, were issued. We ultimately will hold the excess cashflow or owner trust certificates after the holder of the NIM note(s), or Class N Notes, has been paid in full.

As part of a NIM transaction, we typically “fully fund” the O/C at closing - as opposed to having it build up over time as we had prior to 2002 - which enables the NIM investors to receive cash flows in the first month. We used a portion of the net proceeds we received from selling NIM note(s), or Class N Notes, to make up for the difference between (1) the principal amount of the mortgage loans sold, and (2) the proceeds from selling the asset-backed securities. During 2006 and 2005, all of our securitizations had fully funded O/Cs at closing.

NIM transactions generally enable us to generate upfront cash flow when the securitization and related NIM transaction close, net of funding the upfront O/C, securitization and NIM costs, which helps offset a substantial portion of our cost to originate the loans included in the transaction.

    Commencing in 2004, we structured our NIM transactions to be accounted for as a secured financing in which the amount of NIM notes, or Class N Notes, are recorded as a liability on our balance sheet, as a component of the financing on mortgage loans held for investment, net. Conversely, in the securitizations and related NIM transactions we completed prior to 2004, the underlying securitization was structured as a gain-on-sale under SFAS No. 140. In these transactions, we recorded the net cash proceeds generated from the sale of the NIM notes as a component of our net gain on sale of mortgage loans. Under this structure, we also retained, and recorded as a component of our net gain on sale of mortgage loans, a relatively small excess cashflow certificate, representing the estimated fair value of the excess cash flows following the repayment of the NIM notes, which normally ranged from 0.0% to 1.0% of the securitized collateral.

Securitizations Structured as a Financing. All of the securitization transactions completed in 2006 and 2005 were structured and accounted for as secured financings. We refer to recordation of these transactions as “portfolio accounting,” and intend to utilize this structure in the foreseeable future. The securitizations were structured for accounting purposes as secured financings under SFAS No. 140. The 2006 and 2005 securitizations do not meet the qualifying special purpose entity (“QSPE”) criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the option to either contribute a derivative instrument into the trust or purchase up to 1% of the mortgage loans contained in the securitization mortgage pool. Securitization transactions consummated prior to 2004 met the QSPE criteria under SFAS No. 140 and were accounted for, recognized and recorded as sales.

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

Deferred securitization debt issuance costs are amortized on a level yield basis over the estimated life of the debt. We also defer on our balance sheet, as a component of mortgage loans held for investment, net, the incremental direct fees and costs to originate the loans in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” which are amortized on a level yield basis over the estimated life of the related loans, on a homogeneous pool basis, using the interest method calculation. In addition, we allocate a portion of the accounting basis of the mortgage loans held for investment to the mortgage servicing rights (“MSRs”), which results in a discount to the mortgage loans held for investment. The fair value of the mortgage servicing rights is determined based upon the price a third-party servicer is willing to pay for the contract right to service that loan in the securitization. The allocation of the cost basis between the loan and the MSR, generally results in a discount being created on the loan retained in the securitization. The MSRs generally are sold to a third-party servicer. The resulting discount is accreted to interest income on a level-yield basis over the estimated life of the related loans, on a pool-by-pool basis, using the interest method calculation.

Since we began structuring our securitizations in 2004 as secured financings, and recording our income over time instead of upfront, there is a significant difference in our results of operations for the years ended December 31, 2006, 2005 and 2004 as compared to pre-2004 historical results. We believe that portfolio accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

Securitizations Structured as a Sale - Off-Balance Sheet Arrangements. Prior to 2004, we structured our securitizations to be accounted for as sales under SFAS No. 140, which is known as “gain-on-sale accounting.” In a securitization structured as a sale, or off-balance sheet, we sold a pool of loans to a trust for a cash purchase price and a certificate (specifically an excess cashflow certificate) evidencing our ownership in the distributions from the trust. With gain-on-sale accounting, we recorded an upfront gain at the time of securitization and recorded the fair value of the excess cashflow certificates on our balance sheet. We allocated our basis in the mortgage loans and excess cashflow certificates between the portion of the mortgage loans and excess cashflow certificates sold through securitization and the portion retained based on the relative fair values of those portions on the date of sale. The excess cashflow certificates are trading securities and are carried at their fair value.

We may recognize gains or losses attributable to the changes in fair value of the excess cashflow certificates, which are recorded at estimated fair value and accounted for as “trading” securities. We are not aware of any active market for the sale of our excess cashflow certificates. Although we believe that the assumptions we use to determine fair value of our excess cashflow certificates are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates.

Whole-Loan Sales. Whole-loan sales are the sale of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis. We have found that, from time to time, we can receive better economic results by selling some of our mortgage loans on a whole-loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole-loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. During the years ended December 31, 2006 and 2005, we sold whole loans without recourse to third-party purchasers (with the exception of a premium recapture and secondary marketing reserves described below) on a servicing-released basis of $725.1 million and $561.5 million, respectively. The average gross premium we received for the whole loans sold during the year ended December 31, 2006 was 3.7%, compared to 3.9% for the year ended December 31, 2005. The gross premium paid to us by third-party purchasers in whole-loan sale transactions does not take into account premiums we pay to originate the mortgage loans, the origination fees we collect (whether deferred or not), premium recapture reserves or secondary marketing reserves - each of which are components of the gain on sale calculation.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans. During the years ended December 31, 2006, 2005 and 2004, we recorded a premium recapture reserve provision of $1.1 million, $1.1 million and $309,000, respectively. The premium recapture reserve is recorded as a liability on the consolidated balance sheet. We estimate recapture based primarily upon historical premium recaptures and by reviewing the types of loan products, interest rates, borrower prepayment fees, if any, and an estimate of the impact of future interest rate changes may have on early repayments. The premium recapture reserve totaled $958,000 and $619,000 at December 31, 2006 and 2005, respectively.

We also maintain a secondary market reserve related to our estimated exposure to losses arising from loan repurchases, or the net settlement, related to representation and warranty claims by investors. During the year ended December 31, 2006, we recorded a secondary market reserve provision of $780,000 for losses that arise in connection with loans that we may be required to repurchase from whole-loan sale investors. No such provision was recorded during the years ended December 31, 2005 or 2004. We estimate the exposure primarily based upon historical repurchases and we estimate losses using a detailed analysis of historical loan performance by product type and origination year, similar to the analysis performed for the allowance for loan losses related to our mortgage loans held for investment portfolio. The secondary market reserve totaled $512,000 at December 31, 2006. We had no such reserve at December 31, 2005.

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

•	miscellaneous interest income, gains from the sale of MSRs and prepayment penalties received on some of the mortgage loans we sold in connection with our securitizations prior to 2002.

Loan Servicing

The mortgage loans comprising our mortgage loans held for investment - pre-securitization are sub-serviced for us by a third-party servicer, Ocwen Loan Servicing, LLC, a subsidiary of Ocwen Financial Corporation, under a sub-servicing agreement. The sub-servicer is required, in servicing and administering the mortgage loans, to employ or cause to be employed procedures and exercise the same care that it customarily employs and exercises in servicing and administering mortgage loans for its own account, in accordance with accepted mortgage servicing practices of prudent lending institutions servicing mortgage loans similar to the mortgage loans, in return for a fee.

Currently, we sell the MSRs related to our securitized mortgage loans to Ocwen Loan Servicing, LLC, or another third-party servicer, at the time we securitize our mortgage loans. If we choose to sell the MSRs to another third-party servicer, Ocwen Loan Servicing, LLC will then, on our behalf, transfer the mortgage loans electronically to the other third-party servicer. Normally a servicing transfer can be completed within 45 days following the close of the securitization. We continually assess third-party servicers in order to determine the one to which we will sell the MSRs to on a securitization by securitization basis. We also employ several employees whose job functions are to monitor servicers with regards to delinquent and defaulted loans, as well as aid us in our portfolio retention efforts.

Competition

As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, savings banks, mortgage real estate investment trusts (“REITs”), government-sponsored entities (such as Fannie Mae and Freddie Mac) and other finance companies. Many of these competitors in the financial services business are substantially larger, have more capital and substantially greater resources than we do, and have a lower cost of funds and a more established market presence than we have. Our competition varies by origination channel, delivery system and geographic region. Some of our competitors originate mortgage loans primarily through the wholesale channel, while others primarily originate directly to the consumer through a retail operation; some deliver their services exclusively via the Internet while others exclusively through “brick and mortar” offices. Additionally, some of our competitors offer products that we do not offer, such as negative amortization loans.

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

We depend primarily on independent mortgage brokers for the origination of our wholesale mortgage loans, which constitute a significant portion of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with other lenders for the independent brokers’ business on the basis of competitive pricing, quality of service, diversification of products offered, use of technology and other factors. Competition from other lenders could negatively affect the volume and pricing of our wholesale loans, which could reduce our loan production and/or increase our cost to originate such loans.

If our competitors increase their marketing efforts to include our target market of borrowers, we may be forced to reduce the rates and fees we currently charge in order to maintain and/or expand our market share. Any reduction in our rates or fees could reduce our profitability and adversely affect our business.

The sub-prime mortgage industry has undergone rapid consolidation in recent months. Several of our peer competitors have been acquired by large investment banks or other mortgage companies. In order to compete effectively in this business, we must maintain a high level of operational, technological and managerial expertise. The impact of these consolidations on our business has not been significant to date, but it is uncertain whether and to what extent we will be harmed or benefit from this industry consolidation over the long term. Additionally, over the past several years, many larger finance companies, financial institutions and conforming mortgage originators have adapted their conforming origination programs and allocated resources to the origination of non-conforming loans. Some of these companies have begun to offer products similar to those offered by us to customers in our target markets. For example, the government-sponsored entities Fannie Mae and Freddie Mac have begun to adapt some of their programs to include some products similar to those offered by us, and have begun to expand their presence into the non-conforming market. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. A material expansion of their involvement in the market to purchase sub-prime loans could change the dynamics of the industry in which we operate in ways adverse to us by virtue of their size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience higher-than-expected losses, overall investor perception of the sub-prime mortgage industry may suffer. The entrance of these government-sponsored entities and other larger and better-capitalized competitors into our market may reduce our market share and/or our overall level of loan originations.

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

▪  the Fair Credit Reporting Act of 1970, as amended (“FCRA”);

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

In July 2003, regulations adopted by the Office of Thrift Supervision (“OTS”) became effective. These regulations eliminated the ability of state-chartered financial institutions and bankers, such as us, to charge prepayment penalties on certain alternative mortgages under the Federal Alternative Mortgage Transactions Parity Act (“Parity Act”), while federally-regulated entities still enjoy that right. As a result, these regulations provide a competitive disadvantage for state-chartered entities, such as our company, in certain states with respect to alternative mortgages. There can be no assurance that other federal regulations promulgated in the future will not contain similar provisions that give federally-regulated entities greater rights than state-chartered financial institutions and mortgage bankers, such as us.

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

Subsidiary Activities

As of December 31, 2006, Delta Financial Corporation had two wholly-owned direct subsidiaries, Delta Funding Corporation and DFC Financial Corporation. The following is a summary of each of these subsidiaries activities at December 31, 2006:

Delta Funding Corporation - Originates mortgage loans through two distribution channels. The majority of these originations occur in 34 states. In the wholesale channel, Delta Funding Corporation originates mortgage loans indirectly through a network of 3,200 independent mortgage brokers and other real estate professionals who submit loan applications on behalf of borrowers. Through its retail operating division - Fidelity Mortgage - Delta Funding Corporation originates mortgage loans directly with borrowers who submit loan applications. Fidelity Mortgage develops loan leads primarily through a telemarketing system, and also through Internet leads, direct mail and a network of 10 origination centers located in nine states. Additionally, Delta Funding Corporation has 17 wholly owned direct and indirect subsidiaries.

DFC Financial Corporation - Holds certain trademark rights for both Fidelity Mortgage Inc. and Delta Funding Corporation.

Employees

As of December 31, 2006 and 2005, we had a total of 1,395 and 1,327 employees, respectively, including both full-time and part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    Certain information contained in this Annual Report on Form 10-K constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risk and uncertainties that exist in our operations and business environment, and are subject to change on a variety of important factors. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “may,” “plans,” “potential,” “predict,” “project,” “should,” “target,” “could,” “is likely to,” “believe,” “to be,” “will be,” “will continue to be,” or similar words or terminology. These statements include, but are not limited to, our future profitability and our future net interest income, our future cash flows and liquidity requirements, the future performance of our loan portfolios, our future originations volume, the size of our loan portfolio, the impact of changes in interest rates, our future hedging strategy, the adequacy of our allowance for loan losses and other reserves, the anticipated impact to our financial statements of our change to our accounting for securitizations, our ability to realize benefits from our deferred tax asset, and our anticipated outcome of litigation and regulatory matters, as well as statements expressing optimism or pessimism about future operating results. Such statements are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act (“PSLRA”) of 1995. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the date of such statements. By their nature, all forward-looking statements involve risk and uncertainties. We caution readers that numerous important factors discussed in this Report, or detailed in our other SEC reports and filings, in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in this Report.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such forward-looking statements. We undertake no obligation to update publicly any of these statements in light of future events, except as required by law. Significant factors affecting these expectations are set forth under “Item 1A - Risk Factors.”

Item 1A. Risk Factors.

Risks Related to Our Business Operations

We may operate on a negative cash flow basis and may not have sufficient capital resources to satisfy our fixed obligations and fund our operations.

We require substantial amounts of cash to fund our loan originations and operations. We have operated on a negative cash flow basis at times during the past several years. We utilize cash proceeds from our securitizations, including NIM transactions, as well as cash generated from our whole-loan sales, to help offset the costs to originate our loans. We cannot assure you, however, that we will be able to earn a sufficient spread between our cost of funds and our average mortgage rates, or that we will be able to utilize optimal securitization structures (including the sale of NIM notes, Class N Notes or interest-only certificates or bonds), or be able to securitize at all or at terms favorable to us, to generate sufficient revenues and cash flows to offset our current cost structure and cash uses or generate sufficient cash flow from whole-loan sales to offset the cost to originate our loans. Furthermore, we cannot assure you that we will be able to continue to originate a sufficient number of loans, which could also impact our ability to generate enough cash from securitizations, whole-loan sales and net interest income to offset our costs in the future.

In addition, we cannot assure you that we will generate positive cash flow in future periods, or at all, or that we will have sufficient working capital to fund our operations, which includes substantial fixed costs. If we do not have sufficient working capital, we may need to reduce the scope of our operations and may not be able to satisfy our obligations as they become due.

We depend primarily on independent mortgage brokers for the origination of our wholesale mortgage loans.

Independent mortgage brokers produce the majority of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. For the years ended December 31, 2006 and 2005, 51.4% and 53.9%, respectively, of our loan originations were originated through approximately 3,200 and 3,000 independent mortgage brokers, respectively. We compete with other lenders for the independent mortgage brokers’ business on the basis of pricing, service, loan fees, costs and other factors. Competition from other lenders could harm the volume and pricing of our wholesale loans, which could reduce our loan production.

Intense competition in the non-conforming mortgage loan industry may result in reduced loan production, reduced net income or in revised underwriting standards, which could harm our business.

As an originator of mortgage loans, we face intense competition, primarily from diversified consumer financial companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, savings banks, mortgage REITs and other finance companies. Compared to us, many of these competitors are substantially larger than we are, have greater access to capital at a lower cost than we do, have substantially greater resources than we do and have a more established market presence than we have. In addition, we have experienced increased competition over the Internet, where barriers to entry are relatively low. Competition can take many forms, including lower interest rates and costs to the borrower, less stringent underwriting standards, convenience in obtaining a loan, customer service, the amount and term of a loan and more desirable or effective marketing and distribution channels. Furthermore, the entrance of additional competitors into our market could adversely affect the overall execution of our securitizations as well as reduce the gains that we may realize in future whole-loan sales. In addition, efficiencies in the asset-backed securities market have generally created a desire for even larger transactions, giving companies with greater volumes of originations a competitive advantage.

If our competitors increase their marketing efforts, we may be forced to expand our marketing efforts, reduce the rates and fees we currently charge or change our underwriting guidelines in order to maintain and expand our market share. Any reduction in our rates or fees, or any change to our underwriting guidelines, could reduce our profitability or the likelihood that our loans will be repaid. Any expansion of our marketing efforts could result in higher costs.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

At the time we originate mortgage loans, we rely heavily upon information supplied to us by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and we do not detect the misrepresentation prior to funding the loan, the value of the loan may be significantly lower than expected. Whether any misrepresentation or fraudulent act is made by the loan applicant, the mortgage broker, another third party or one of our employees, we may bear the risk of loss. A loan subject to such misrepresentation or fraud is typically unsaleable or subject to repurchase by us if it is sold by us prior to detection of the misrepresentation or fraud. Even though we may have rights against persons and entities who made or knew about the misrepresentation or fraudulent act, these persons and entities are often difficult to locate, making it difficult to collect any monetary losses we may have suffered.

We have controls and processes that are designed to help us identify misrepresentations from our borrowers, mortgage brokers, other vendors and our employees. However, we cannot assure you that we have detected or will detect all misrepresentations or fraud in our loan originations.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties in our mortgage loan sales agreements.

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

A loan that does not comply with these representations and warranties may not be saleable or saleable only at a discount. If the loan is sold before we detect non-compliance with these requirements, we may be obligated to repurchase the loan and bear any associated loss, or we may be obligated to indemnify the purchaser against that loss. We believe that we have qualified personnel and have established controls to help ensure that all loans will be originated to the market’s requirements; however, we cannot provide any assurance that we will succeed in doing so. We seek to minimize losses from defective loans by correcting flaws if possible and then securitizing, selling or re-selling these loans. We also create allowances in our financial statements to provide for defective loans. However, we cannot provide any assurance that losses associated with defective loans will not harm our business, or that the allowances in our financial statements will be sufficient to reflect the actual losses that we may incur.

Our loan products may require payment adjustments during the term of the mortgage loan that may result in increased payment defaults by borrowers and higher losses to us.

Some of our loan products require payment adjustments during the term of the mortgage loan. This can result in payment defaults by borrowers who are unprepared or unable to meet higher payment requirements. In addition, some of our loan products do not amortize evenly and generally enable the borrower to either pay only interest for several years before the loan begins amortizing or pay a reduced principal and interest payment for the first 10 years that the loan is outstanding. These loan products, in addition to possibly having increased payment defaults, also may result in higher losses to us due to higher principal balances outstanding at the time of a borrower default than would be the case for a loan that amortizes evenly throughout its term.

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

Even if we retain our current employees, our management must continually recruit talented professionals in order to grow our business. These professionals must have skills in business strategy, marketing, sales, finance and underwriting loans. Moreover, we depend, in large part, upon our wholesale account executives and retail loan analysts to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. The market for these skilled professionals is highly competitive and may lead to increased hiring and retention costs. An inability to attract, motivate and retain qualified professionals could disrupt our operations and limit our growth.

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

The intense competition in the non-conforming mortgage industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current wholesale and retail structure and information systems to compete effectively. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, process status updates instantly and other conveniences that customers may expect. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could reduce our ability to compete.

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

We use Insured AVMs in lieu of appraisals for certain mortgage loan originations (totaling approximately 12% and 11% of our total loan production in 2006 and 2005, respectively). An Insured AVM is the coupling of a third-party valuation estimate and insurance on that value. The third-party AVM providers have created computer programs that use relevant real estate information, such as sales prices, property characteristics and demographics, to calculate a value for a specific property. Public records are the primary data source for an AVM, and the quality of the values that they generate varies depending upon the data they use and their design. AVMs are complex programs incorporating a variety of forecasting techniques, including linear regression, expert systems, neural networks, artificial intelligence and other methodologies. The different methodologies, algorithms and variables used by the third-party AVM providers may vary greatly and affect their reliability and accuracy.

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

At the closing of the loan, we purchase insurance that insures the value of the property. In the event the borrower defaults upon their loan, resulting in the liquidation of the property, the insurance company may have to pay a portion of any losses incurred by the securitization trust. There can be no assurance, however, that the securitization trust will be able to collect any insurance in the event of a loss, which would affect the interest income we earn from such trust.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits, which can harm our business.

If appropriate opportunities become available, we may attempt to acquire businesses that we believe are a strategic fit with our business. We currently have no agreements to consummate any acquisitions. If we pursue any transaction, the process of negotiating the acquisition and integrating an acquired business may result in operating difficulties and expenditures, and may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or the recording of goodwill and other intangible assets, which could increase our expenses, or harm our results of operations, financial condition and business prospects.

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

If any of our assumptions used to determine the fair value of our stock-based awards change significantly, future share-based compensation expense may differ materially from that recorded currently.

In 2006 we adopted SFAS No. 123(R), “Share-Based Payment,” which required us to measure compensation cost for stock awards at fair value and recognize compensation over the service period the awards are expected to vest. The determination of compensation cost requires us to make many assumptions regarding volatility, expected option life and forfeiture rates. In addition, changes in our stock price or prevailing interest rates will also impact the determination of fair value and compensation cost. If any of our assumptions used to determine fair value change significantly, future share-based compensation expense may differ materially from the amounts currently recorded.

We are subject to certain risks in connection with the level of our allowance for loan losses.

A variety of factors could cause our borrowers to default on their loan payments and the collateral securing such loans to be insufficient to pay any remaining indebtedness. In such an event, we could experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

In the process of originating a loan, we make various assumptions and judgments about the ability of the borrower to repay it, based on the creditworthiness of the borrower, and the value of the real estate, among other factors. We establish an allowance for loan losses through an assessment of probable losses in our loan portfolio. Several factors are considered in this process, including historical and projected default rates and loss severities. If our assumptions and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material. See “Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Allowance for Loan Losses on Mortgage Loans Held for Investment” for a discussion of the procedures we follow in establishing our loan loss allowance.

Our previous financial statements are not indicative of our future financial results.

In March 2004, we began using a securitization structure that we account for as a secured financing, also known as portfolio accounting. Portfolio accounting recognizes the related revenue as net interest income is received over the life of the securitized loans. In contrast, our prior securitization structures required us to record virtually all of the income received upfront as a gain on sale of mortgage loans. We structured all of our 2006, 2005 and 2004 securitizations as secured financings and plan to continue to utilize this structure, and portfolio accounting, for our future securitization transactions. As a result, income that would have otherwise been recognized upfront as gain-on-sale revenue at the time of a securitization is now recognized over the life of the loans.

As a result of these changes, our results of operations in 2006, 2005 and 2004 were recorded on a basis that is substantially different from years prior to 2004. We have recorded increased quarterly income during 2006, as compared to the same quarter in 2005. The increasing trend in same quarter over same quarter income we have experienced from the first quarter of 2004 through the fourth quarter of 2006 largely reflects the time it took to build our loan portfolio to a size that generated sufficient net interest income to offset our operating expenses. Accordingly, our financial statements from years prior to 2004, and to a certain extent in 2004 and 2005 when we started building up our loan portfolio, will be of limited use to you in evaluating our performance in future periods.

Risks Related to Our Financing Activities

We depend on third-party financing sources, which may be unavailable to us in the future.

To accumulate loans for securitization or sale, we borrow money on a short-term basis through warehouse credit facilities. We have relied upon a limited number of lenders to provide the primary credit facilities for our loan originations. As of December 31, 2006, we had five warehouse credit facilities for this purpose, each from a different lender. These facilities are due to expire between May 2007 and November 2007. We may not be able to renew or replace these warehouse facilities at their respective maturities, at terms satisfactory to us or at all.

Any failure to renew or obtain adequate funding under these warehouse credit facilities or other financing arrangements, or any reduction in the size of, or increase in the cost of, these types of facilities could increase our interest expense or reduce the number of loans that we can originate. If we are not successful in maintaining adequate financing, we would not be able to hold a sufficient volume of loans pending securitization. As a result, we would have to curtail our loan origination activities or sell loans either through whole loan sales or in smaller securitizations, which could render our operations unprofitable.

During volatile times in the capital markets, our access to warehouse and other financing has been severely limited. If we are unable to maintain adequate financing and other sources of capital are not available, we would be forced to suspend or curtail our operations.

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

These restrictions may interfere with our ability to enter into other financing arrangements or to engage in other business activities, such as selling new types of loan products.

Our warehouse financing is subject to margin calls based on our lender’s opinion of the value of our collateral. An unanticipated margin call could harm our liquidity.

The amount of financing we receive under our warehouse credit facilities depends in large part on our lenders’ valuation of the mortgage loans securing the financings. Each credit facility provides the lender the right to re-evaluate the loan collateral that secures our outstanding borrowings at any time. If the lender determines that the value of the collateral has decreased, the lender has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of our outstanding borrowings. Any margin call could force us to redeploy our assets in a manner which may not be favorable to us, and if we are not able to satisfy a margin call, could result in the loss of the related line of credit and a default under any other credit facility.

Our inability to access the securitization market or realize cash proceeds from securitizations and whole-loan sales in excess of the loan acquisition costs could harm our financial position.

We rely, and expect to continue to rely, significantly upon our ability to securitize our mortgage loans - and, to a lesser extent, the premiums we receive on whole-loan sales in excess of the outstanding principal balance of the loans - to generate cash for repayment of our short-term credit and warehouse facilities and to finance mortgage loans for the remainder of each mortgage loan’s life.

We may not be successful in securitizing mortgage loans that we accumulate in the future. Our ability to complete securitizations of our loans at favorable prices or at all will depend on a number of factors, including:

•	conditions in the securities markets generally;

•	conditions in the asset-backed securities market specifically;

•	the availability of credit enhancement on acceptable economic terms or at all; and

•	the performance of our portfolio of securitized loans.

Additionally, we may not receive premiums on our future whole-loan sales transactions, and may sell loans at a discount, affecting the amount of cash proceeds we realize. If we are unable to originate loans at a cost lower than the cash proceeds realized from securitizations and loan sales, our ability to operate our business profitably will be impaired.

We typically finance borrowers with lower credit ratings relative to those who would otherwise qualify for prime mortgage loans. This strategy may hinder our ability to obtain financing and to continue securitizing loans or selling loans on attractive terms in the future.

We market a significant portion of our loans to borrowers who are either unable or unwilling to obtain financing from traditional sources, such as commercial banks, credit unions, savings and loans, savings banks, and government-sponsored entities. This type of borrower is commonly referred to as a sub-prime or non-conforming borrower. Loans made to non-conforming borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. This fact may hinder our ability to obtain financing and to continue securitizing loans or sell loans on attractive terms in the future. A borrower’s delinquency in making timely mortgage loan payment will interrupt the flow of projected interest income from the mortgage loans we hold and can ultimately lead to a borrower’s loan default and a loss to us if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. In addition, our cost of financing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning at the time of origination. We continue to bear this risk until we sell these loans and, thereafter, we continue to bear this risk if we sell the loans with a retained interest or if we securitize the loans. We also reacquire the risk of delinquency and default for loans that we are obligated to repurchase in connection with a securitization or a loan sale. Repurchase obligations are typically triggered in loan sale transactions if the first payment due to the buyer following the loan sale is made more than 30 days after it is due or in any sale or securitization if the loan is not in material compliance with the representations and warranties we provided in our sale documents. Higher than anticipated loan delinquencies, including underestimating the extent of losses that our loans may incur, could cause us to incur substantial loan repurchase obligations, limit our ability to sell or securitize additional loans and limit the cash flow from our securitizations.

Historically, we have experienced higher rates of delinquency on loans made to these credit-impaired, non-conforming borrowers compared to delinquency rates experienced by other financial companies on loans to borrowers who are not credit impaired. While we use underwriting standards designed to mitigate the higher credit risk associated with lending to these non-conforming borrowers, our standards and procedures may not offer adequate protection against the risk of default. In addition, any deterioration of prevailing economic conditions, such as higher unemployment rates, may further increase the risks inherent in making loans to these types of borrowers.

We are exposed to contingent risks and liabilities related to all of the loans we originate and either securitize or sell.

We have the following contingent risks with respect to loans that we originate and either securitize or sell:

•
We retain some degree of credit risk on all loans we originate or purchase during the period of time that we hold loans before securitization or sale. This credit risk includes the risk of borrower default, the risk of foreclosure and the risk that an increase in interest rates would result in a decline in the value of our loans to potential purchasers.

•
Our securitizations generally require the use of the excess cash flow distributions related to the owner trust certificates to accelerate the amortization of the securities balances relative to the amortization of the mortgage loans held by the trust, up to specified O/C limits. The resulting O/C serves as credit enhancement for the related securitization trust and, therefore, is available to absorb losses realized on loans held by that securitization trust. Generally, the form of credit enhancement agreement entered into in connection with securitization transactions contains limits on the delinquency, default and loss rates on the loans included in each securitization trust. If, at any measuring date, the delinquency, default or loss rate with respect to any trust exceeds the specified delinquency, default and loss rates, excess cash flow from the securitization trust, if any, would be used to fund the increased O/C limit instead of being distributed to us as the holder of the owner trust certificate, which would reduce our cash flow.

•
When we sell or finance mortgage loans, either through securitization or on a whole-loan basis, we make standard representations and warranties regarding these loans and may be required to repurchase mortgage loans that are not in compliance with any of these representations and warranties. In the past, we also have sold loans and/or pools of loans directly to commercial banks, consumer finance companies and accredited investors. In general, we sold these pools of loans or individual loans with recourse, in which case we are obligated to repurchase any loan upon default and to acquire the related mortgage loan. This obligation is subject to various terms and conditions, including, in some instances, a time limit. At December 31, 2006, we had reserved $81,000 in potential losses against $387,000 in aggregate principal amount of loans sold subject to future repurchase should these loans meet the default provisions.

A decline in the quality of servicing could lower the value of our excess cashflow certificates and our ability to sell or securitize loans.

In May 2001, we transferred our servicing portfolio to Ocwen Federal Bank FSB, a subsidiary of Ocwen Financial Corporation and a related predecessor entity to Ocwen Loan Servicing, LLC, which presently services our loan portfolio. Poor servicing by Ocwen Loan Servicing, LLC (or its parent or subsidiaries) or any other third-party servicer who services the loans we originate could harm the value of securitized mortgage loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans (and our excess cashflow certificates in pre-2004 securitizations) and our ability to sell or securitize loans. Ocwen Financial Corporation and several of its affiliates have been named as defendants in a number of purported class action lawsuits that challenge its servicing practices under applicable federal and state laws. In addition, according to its public filings, Ocwen Financial Corporation and its affiliates maintain high levels of indebtedness. Ocwen Financial Corporation is a non-investment grade company and terminated its banking subsidiary’s status as a federal savings bank under supervision of the OTS and Federal Deposit Insurance Corporation (“FDIC”) and has obtained necessary licensing at the state and local level. If Ocwen Financial Corporation's operations are impaired as a result of litigation, governmental investigations, its inability to repay its indebtedness when due, or further degradation of its capitalization or credit rating, our profitability and operations may be harmed.

Risks Related to Economic Factors, Market Conditions and Other Factors Beyond Our Control

Interest rate fluctuations may reduce our loan origination volume, increase our prepayment, delinquency, default and foreclosure rates, and reduce the value of and income from our loans.

One of our primary market risks is interest rate risk. Our profitability may be directly affected by the level of, and fluctuation in, interest rates, which affects our ability to earn a spread between the interest received on our loans and the cost of our borrowings, which are tied to various interest rate swap maturities, commercial paper rates and the London Inter-Bank Offered Rate (“LIBOR”). Our profitability is likely to be harmed during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive to the borrower, and qualifying for a loan may be more difficult for the borrower.

Risks Associated with Increased Interest Rates. Some of the risks we face relating to an increase in interest rates are:

•	reduced customer demand for our mortgage loan products;

•	higher delinquency and default rates on the adjustable-rate mortgage loans that we have originated;

•	reduced profitability on future securitizations due to wider investor spread requirements or increased O/C requirements for securities issued in securitizations;

•
increased cost of funds on our warehouse credit financings or other corporate borrowings, which may result in a reduced spread between the rate of interest we receive on loans and the interest rates we must pay under our credit facilities; and

•	limited access to borrowings in the capital markets.

Risks Associated with Lower Interest Rates. A decline in market interest rates generally induces borrowers to refinance their loans, and could reduce our long-term profitability. Because consumers in the United States have recently experienced a prolonged period of low interest rates (predominantly in late 2001 through mid-2004), many borrowers have already refinanced their existing debt, which could reduce the pool of borrowers interested in our mortgage products. Furthermore, a material decline in interest rates could increase the level of loan prepayments, which in turn could decrease the amount of collateral underlying our securitizations, and cause us to earn less income in connection with these loans over time. To the extent excess cashflow certificates have been capitalized on our financial statements (in our securitizations prior to 2004), higher than anticipated rates of loan prepayments or losses could require us to write-down the value of these excess cash flow certificates, and reduce our earnings.

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

An economic slowdown or recession could cause us to experience losses, including increasing delinquencies, decreasing real estate values and increasing foreclosures on our loans.

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

Because of our focus on non-conforming credit-impaired borrowers in the home equity loan market, the actual rates of delinquencies, foreclosures and losses on the loans we hold is likely to be higher under adverse economic conditions than delinquencies, foreclosures and losses currently experienced in the mortgage loan industry in general. Any sustained period of increased delinquencies, foreclosures, losses or increased costs could reduce our ability to sell, and could increase the cost of selling loans through securitization or on a whole loan basis. Any sustained increase in delinquencies, defaults or foreclosures is likely to increase losses and harm the pricing of our future securitizations and whole-loan sales as well as our ability to finance our loan originations.  More detailed delinquency information regarding the loans collateralizing each of our securitizations (which comprise our mortgage loans held for investment - securitized portfolio) is available on our website at www.deltafinancial.com/regAB.htm.

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

Additionally, the economic impact of the United States’ military operations in Afghanistan, Iraq and other countries, as well as the possibility of any terrorist attacks in response to these operations, is uncertain, but could have a material adverse effect on general economic conditions, consumer confidence and market liquidity. No assurance can be given as to the effect of these events on consumer confidence and the performance of our mortgage loans. United States military operations also may increase the likelihood of shortfalls under the Servicemembers Civil Relief Act or similar state laws, which provide for reduced interest payments for members of the armed forces while on active duty.

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

•
legal defenses delaying or otherwise harming the servicers’ ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction, or remove the security interest in the property;

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

If we do not comply with Regulation X under the RESPA, we could be subject to substantial fines and potential limitations upon future business activities.

We also are subject to the RESPA, and Regulation X under RESPA. These laws and regulations, which are administered by HUD, impose limits on the amount of funds a lender can require a borrower to deposit in any escrow account for the payment of taxes, insurance premiums or other charges; limits the types of fees which may be paid to third parties; and imposes various disclosure requirements on the lender. If we do not comply with these requirements, we could be subject to refunding unearned fees, imposition of substantial fines and potential limitations upon future business activities.

The increasing number of federal, state and local “anti-predatory” lending laws may restrict our ability to originate, or increase our risk of liability with respect to, some types of mortgage loans and could increase our cost of doing business.

In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration for adoption, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose restrictions on mortgage loans on which certain points and fees, interest rate, or the annual percentage rate (“APR”) exceed specified amounts. Some of these restrictions expose lenders to risks of litigation and penalties no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation. It is against our policy to engage in predatory lending practices.

We have decided not to originate loans that exceed the interest rate, APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance those types of loans. The continued enactment of these laws, rules and regulations may prevent us from making these loans and may cause us to reduce the interest rate, APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-conforming loans, making it difficult to fund, sell or securitize any of our loans. If we decide to originate loans that are subject to these laws, rules and regulations, we will be exposed to greater risks for actual or perceived non-compliance with them. This could lead to demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. In any event, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these requirements.

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

We are a defendant in several class action lawsuits that are pending in courts in the states of New York and Illinois. These actions allege that we engaged in improper practices in connection with our origination of mortgage loans, including fraud, unjust enrichment, charging improper fees and making firm offers under the fair credit reporting act. These actions generally seek unspecified compensatory damages, statutory damages, punitive damages and the return of allegedly improperly collected fees. It is difficult to predict how these matters will be ultimately determined. We believe that we have meritorious defenses to these actions, and we intend to vigorously defend these actions. However, an adverse judgment in any of these matters could require us to pay substantial amounts.

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

The non-conforming mortgage market in which we operate has been the subject of significant scrutiny by various federal and state governmental agencies and legislators. In particular, in 1999, the lending practices we utilized were the subject of investigations by the New York State Banking Department (“NYSBD”), the New York Office of the Attorney General (“NYOAG”) and the Department of Justice (“DOJ”). The investigations centered on our compliance with various federal and state laws. In September 1999 and March 2000, we entered into related settlement agreements with these regulatory agencies, joined by the HUD and the Federal Trade Commission (“FTC”), which provided for changes to our lending practices on a prospective basis, and retrospective relief to some borrowers. If similar claims are made in the future, defending those claims may result in significant legal expenses to us, which will reduce our profitability. A finding against us, or any settlement we may enter into, may result in our payment of damages, which may be costly to us.

We may be subject to fines or other penalties based upon the conduct of the independent mortgage brokers who place loans with us.

The independent mortgage brokers through which we source mortgage loans have legal obligations to which they are subject. These laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies have increasingly sought to impose liability upon assignees, as well as wholesale lenders. For example, the FTC recently entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. Moreover, in the past, the DOJ has sought to hold non-conforming mortgage lenders responsible for the pricing practices of their mortgage brokers, alleging that the mortgage lenders were directly responsible for the total fees and charges paid by the borrower under the FHAct even if the lenders neither dictated what the mortgage broker could charge nor kept the money for its own account. This was one of the DOJ’s primary allegations against us at the time of our settlement with the DOJ.

Accordingly, we may be subject to fines or other penalties in the future based upon the conduct of our independent mortgage brokers.

Regulatory actions and/or class actions against servicers who service the loans we originate could lower the value of our securitized mortgage loans, our excess cashflow certificates and our ability to sell or securitize our loans.

Federal agencies, including the FTC, HUD and the DOJ, have recently investigated, and/or commenced regulatory actions against, several servicers who specialize in servicing nonconforming loans. Similarly, numerous class actions have been brought against servicers alleging improper servicing policies and procedures. Any regulatory actions and/or class actions of these kinds brought against any of the servicers who service the loans we originate could harm the value of our excess cashflow certificates and our ability to sell or securitize our loans.

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

We have been named in several lawsuits brought as class actions, alleging violations of various federal and state consumer protection laws, and have entered into settlement agreements with various governmental agencies following investigations of our lending practices. Defending these claims and any claims asserted in the future may result in significant legal expenses. A finding against us could result in the payment of damages, which may be costly.

Our inability to comply with REIT qualification tests for our REIT subsidiary may result in our securitization trusts being taxed as a taxable mortgage pool, which would reduce our earnings and cash flow.

Our inability to comply with REIT qualification tests for our REIT subsidiary (Renaissance REIT Investment Corp.) on a continuous basis would subject our securitization trusts issued by our REIT subsidiary to federal income tax as a corporation (as a taxable mortgage pool) and not allow it to be filed as part of consolidated income tax return with any other corporation. The REIT rules require compliance with asset, income, distribution and ownership tests. The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock. As of December 31, 2006, members of the Miller family (considered one stockholder under the attribution rule applicable to the ownership of REIT stock) own approximately 33.6% of the common stock (including employee stock options as required by the Internal Revenue Code of 1986, as amended (the “Code”), and related rules and regulations). There can be no assurance that we will be able to comply with these tests or remain compliant.

Failure to remain compliant would result in the imposition of a tax upon our securitization trusts and would reduce the cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts. Such a failure would cause us to breach our representation, under each of our securitizations issued since the first quarter of 2005, that we would maintain Renaissance REIT Investment Corp. as a real estate investment trust. In addition, it would result in an event of default, unless waived, under our warehouse and certain other credit facilities. Accordingly, a failure to remain compliant with the REIT qualification tests may reduce our profitability and cash flow and have a material adverse impact on us.

Complying with the Sarbanes-Oxley Act of 2002, as well as other recently-enacted and proposed changes to applicable securities laws, are likely to increase our costs and make it more difficult for us to attract directors, officers and other personnel.

The Sarbanes-Oxley Act of 2002, and the related regulations of the SEC and U.S. stock exchanges, has substantially increased the complexity and cost of corporate governance, financial reporting and disclosure practices for public companies such as ours. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve in our finance department and on our audit committee.

Risks Related to Our Capital Structure

We are controlled by principal stockholders, some of whom are also members of our senior management, who may have the ability to influence fundamental corporate changes if they act in concert.

As of March 2, 2007, our principal stockholders, members of the Miller family, beneficially owned approximately 33.1% of the outstanding shares of our common stock. Accordingly, if members of the Miller family were to act in concert, they would have the ability to exercise significant control over us with respect to matters submitted to a stockholder vote, including the approval of fundamental corporate transactions, such as mergers and acquisitions, consolidations and asset sales, and electing all members of our Board of Directors. As long as the Miller family controls such a substantial percentage of our shares, third parties may not be able to gain control of us through purchases of our common stock. In addition, members of the Miller family hold positions as executive officers of our Company, including Chairman, Chief Executive Officer, Executive Vice President and Senior Vice President (General Counsel).

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

Our common stock commenced trading on the American Stock Exchange (“AMEX”) in May 2003. However, we cannot assure you that an active public trading market for our common stock will be sustained. If active trading in our common stock does not continue, the price that you may receive in connection with any sale of your shares may be substantially less than the price that you paid for them.

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

We may need additional capital, which may be dilutive to our stockholders or impose burdensome financial restrictions on our business.

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

Our current stockholders hold a substantial number of shares of our common stock, which they are able to sell in the public market today. Sales of these shares or the perception that these sales could occur, could harm the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In addition, as of December 31, 2006, we had approximately 1.8 million shares of our common stock issuable upon exercise of options, approximately 1.3 million of which were currently exercisable, and 203,775 shares of restricted common stock granted and outstanding.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and administrative offices are located at 1000 Woodbury Road, Woodbury, New York 11797, where we lease approximately 99,000 square feet of office space at an aggregate annual base rent of approximately $2.7 million. The lease provides for certain scheduled rent increases and expires in 2008.

In addition to our headquarters in New York, we also maintain four regional wholesale offices located in Florida, Massachusetts, Ohio and Texas. Our retail operation currently maintains 10 retail mortgage origination centers located in Arizona, Illinois, Missouri, Nevada, New York, North Carolina, Ohio, Pennsylvania (2) and Texas. We also maintain one telemarketing hub located in Ohio and two underwriting hubs located in Arizona and Ohio. The terms of these leases vary as to duration and rent escalation provisions; with the latest expiring in 2012 (see “Part II, Item 8. - Financial Statements and Supplementary Data - Note 13 - Commitments and Contingencies - Operating Lease Obligations” in our audited consolidated financial statements). We consider our leased properties adequate for our current needs. We do not consider any specific leased location to be material to our operations. We believe that alternative locations are available in all areas where we currently do business.

Item 3. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act of 1994, the federal Truth-in-Lending Act, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought: (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, plaintiff filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the District Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the NYSBD from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In the fourth quarter of 1999, we and the NYSBD submitted opposition to the plaintiffs’ motion. In March 2000, the District Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The District Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the District Court’s request in or about April 2004. In August 2004, the District Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and the District Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. The objectors filed their appellate brief in July 2005. We filed our appellate papers in opposition in September 2005, and the objectors filed their reply papers in September 2005. In February 2006, the Appellate Court vacated the District Court’s decision to approve the settlement, not based on the merits of the settlement, but because a motion to intervene was decided by the District Court Magistrate Judge and not the District Court Judge. The Appellate Court instructed the District Court Judge to rule on the motion to intervene and, until then, it cannot be determined if the District Court Judge will also have to rule on the fairness of the settlement, or if that issue will have to return to the Appellate Court. Briefing on the intervention motion was re-submitted to the District Court Judge in July 2006, and the motion was denied in November 2006. In January 2007, we executed a proposed amendment to the settlement with the plaintiffs. The settlement amount did not increase, but the Court scheduled a fairness hearing for April 2007. If the settlement is not approved, we believe we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In or about March 1999, we received notice that we and certain of our officers and directors had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint sought: (a) certification of a class of plaintiffs, (b) an accounting and (c) unspecified compensatory and punitive damages, including attorneys’ fees, based upon alleged (i) unjust enrichment, (ii) fraud and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by the plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, we filed a motion to change venue and the plaintiffs opposed the motion. In July 1999, the Court denied the motion. We appealed, and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, the plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Appellate Court granted the plaintiffs’ motion for class certification, from which we appealed. The Appellate Court denied our appeal in December 2001. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We appealed that decision, but the Appellate Court denied our appeal in November 2002. We filed a motion to reargue in December 2002, which was denied by the Appellate Court in January 2003. Discovery continued in the lower Court. In October 2006, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and scheduled a fairness hearing in March 2007,  at which the Court granted final approval of the settlement agreement.

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

•
In or about December 2003, we received a notice that we had been named in two lawsuits filed by the same plaintiff in the Circuit Court, Third Judicial Circuit in Madison County, Illinois. One alleged that we had improperly charged certain borrowers fax fees, and one alleged that we improperly retained extra per diem interest when loans were satisfied. The complaints seek (a) certification of a class of plaintiffs, (b) direction to return fax fees charged to borrowers, and (c) unspecified compensatory and statutory damages, including prejudgment and post judgment interest and attorneys’ fees, based upon alleged (1) breach of contract, (2) statutory fraud and (3) unjust enrichment. In February 2004, we filed a motion to dismiss the case pertaining to fax fees claims. The plaintiff was granted leave to file a motion to amend his complaint in the fax fee case, which rendered our February 2004 motion to dismiss moot. The plaintiff filed an amended complaint in July 2004 and we filed a new motion to dismiss in August 2004, which the court denied in January 2005, and we have since filed an answer in that case. In March 2004, we filed a motion to dismiss the case pertaining to per diem interest claims, which the court denied in September 2004. We have since filed an answer in that case and plaintiffs filed a motion to dismiss our affirmative defenses, which the Circuit Court granted, permitting us leave to replead the defenses with more particularity, which we have done. Discovery has commenced in both cases. In June 2005, we filed opposition papers to the plaintiff’s motion for class certification in the case pertaining to fax fee claims. In June 2006, we filed a motion for summary judgment in the case pertaining to the per diem interest and in July 2006 we filed a motion for summary judgment in the case pertaining to fax fees claims. In December 2006, both of these matters were settled on an individual basis.

•
In or about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our subsidiary, Fidelity Mortgage Inc. (“Fidelity”, now a division of our other subsidiary, Delta Funding Corporation), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act. The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys’ fees, (5) leave to add additional plaintiffs, and (6) leave to amend to add claims under applicable state laws. We filed an answer and discovery has commenced. In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion. In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff’s motion for conditional class certification be granted, and that plaintiff’s motion to authorize judicial notice be granted (subject to revision and final approval by the District Court). In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge’s Report and Recommendation and the plaintiff filed its opposition to our objections. In July 2005, the District Court upheld the Magistrate Judge’s Report and Recommendation. Any potential class members who desired to join the collective action were provided an opportunity to do so during an “opt-in” period that ended in October 2005. Approximately 180 individuals, virtually all of whom are former employees, are plaintiffs in the collective action. In April 2006, the plaintiffs filed a motion for summary judgment. By agreement in June 2006, the Court stayed the action while the parties engaged in non-binding mediation, and plaintiffs’ motion for summary judgment was withdrawn without prejudice to it being re-filed. The matter was not resolved through mediation, the stay was lifted in August 2006, the plaintiffs’ motion was re-filed and we filed our opposition to the motion and a cross-motion for partial summary judgment. In September 2006, the plaintiffs filed their papers in response to our opposition to their motion and replied to our cross-motion. In October 2006, we filed our reply papers to the plaintiffs’ opposition to our cross-motion. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In or about February 2007, we received notice that we had been named in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we had accessed certain consumers' credit reports without a permissible purpose under the FCRA and sent improper prescreening offers in Illinois. The complaint seeks: (a) certification of a class of plaintiffs, (b) injunctive relief against further violations, (c) statutory damages and general and other damages, and (d) attorneys’ fees, costs and litigation expenses, based upon alleged (i) violations of the FCRA, (ii) common law invasion of privacy and (iii) consumer fraud/unfair acts and practices. We have not yet filed an answer to the complaint. We believe that we have meritorious defenses and intend to vigorously defend this suit, but at this early stage of the litigation, we cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the AMEX under the symbol “DFC.” The following table sets forth, for the periods indicated, the range of the high and low closing sales prices for our common stock:

	High	Low
2006

First Quarter	$10.00	$8.30
Second Quarter	10.08	8.81
Third Quarter	9.97	8.97
Fourth Quarter	10.40	9.19

2005

First Quarter	$10.03	$8.11
Second Quarter	9.74	8.32
Third Quarter	9.98	7.08
Fourth Quarter	8.60	6.55

2004

First Quarter	$11.05	$7.41
Second Quarter	8.25	6.12
Third Quarter	8.86	6.08
Fourth Quarter	10.60	7.96

Holders

On March 7, 2007, we had approximately 455 stockholders of record. This number does not include beneficial owners holding shares through nominee or “street” names.

Dividends

The following table indicates the quarterly dividends declared during the years ended December 31, 2006 and 2005:

(Dollars in thousands, except per share amounts)
Quarter	Record Date	Payment Date	Dividend Per Share	Total Dividends Paid (1)

2006
First	March 31, 2006	April 14, 2006	$ 0.05	$ 1,038
Second	June 23, 2006	July 6, 2006	0.05	1,168
Third	September 25, 2006	October 4, 2006	0.05	1,169
Fourth	December 26, 2006	January 5, 2007	0.05	1,174

2005
First	March 31, 2005	April 15, 2005	$ 0.05	$ 1,015
Second	June 20, 2005	July 6, 2005	0.05	1,018
Third	September 20, 2005	October 7, 2005	0.05	1,019
Fourth	December 16, 2005	January 5, 2006	0.05	1,030

(1) Total dividends paid for the four quarters of 2006 includes approximately $34,000 of dividends (approximately $8,000 per quarter for the first three quarters and approximately $10,000 for the fourth quarter) paid on shares of granted but unvested restricted common stock awards. Total dividends paid for the fourth quarter of 2005 includes approximately $8,000 of dividends paid on 157,275 shares of granted but unvested restricted common stock awards.

Any decision to declare and pay dividends in the future will be made at the discretion of our Bard of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the shares of common stock issuable under our equity compensation plans at December 31, 2006:

Equity Compensation Plan Information
Equity Compensation Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Stock Awards Granted and Outstanding	Weighted Average Price of Outstanding Common Stock Awards (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Approved by security holders	1,781,750	$3.23	203,775	$8.05	1,687,475

Not approved by security holders	N/A	N/A	N/A	N/A	N/A
Total	1,781,750	$3.23	203,775	$8.05	1,687,475

(1) The weighted average price of outstanding common stock awards represents the average price of the outstanding restricted stock grants on the date of the grant.

(2) Excludes securities reflected under the “number of shares to be issued upon exercise of outstanding options” and “number of common stock awards granted and outstanding” columns in the table above.

Item 6. Selected Financial Data.

The following selected financial information for the years ended December 31, 2006, 2005, and 2004, and as of December 31, 2006 and 2005, has been derived from our audited consolidated financial statements included elsewhere in this report. The financial information for the years ended December 31, 2003 and 2002 and as of December 31, 2004, 2003 and 2002 has been derived from our audited financial statements not included in this report. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. The historical selected financial information, particularly for the period prior to January 1, 2004, may not be indicative of our future performance due to our change from gain-on-sale accounting to portfolio accounting in 2004. The information in the following table should be read in conjunction with the information contained in “- Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “- Item 8 - Financial Statements and Supplementary Data.”

	At or For the Year Ended December 31,
(Dollars in thousands, except share and per share data)	2006	2005	2004	2003	2002

Interest income (1)	$467,330	$290,829	$100,105	$14,386	$12,058
Interest expense (2)	319,600	167,792	39,782	5,509	5,273
Net interest income	147,730	123,037	60,323	8,877	6,785
Provision for loan losses	29,085	28,592	10,443	--	--
Net interest income after provision for loan losses	118,645	94,445	49,880	8,877	6,785

Non-interest income:
Net gain on sale of mortgage loans	33,558	27,193	16,057	94,782	57,974
Other income	11,214	14,674	1,722	1,000	2,999
Total non-interest income	44,772	41,867	17,779	95,782	60,973

Non-interest expense:
Payroll and related costs	67,436	63,524	52,005	39,147	27,120
General and administrative	47,427	42,467	30,152	23,460	22,685
Other (3)	--	--	--	--	2,085
(Gain) loss on derivative instruments (2)	(147)	908	100	--	--
Total non-interest expense	114,716	106,899	82,257	62,607	51,890

Income (loss) before income tax expense (benefit)	48,701	29,413	(14,598)	42,052	15,868
Provision for income tax expense (benefit)	18,936	11,458	(5,249)	(25,354)	(1,769)
Net income (loss)	$29,765	$17,955	$(9,349)	$67,406	$17,637

Comprehensive Income (Loss):
Other comprehensive (loss) income	(4,040)	4,743	(2,207)	--	--
Comprehensive income (loss), net	$25,725	$22,698	$(11,556)	$67,406	$17,637

	At or For the Year Ended December 31,
(Dollars in thousands, except share and per share data)	2006	2005	2004	2003	2002
Per Share Data:
Basic - weighted average number of shares outstanding	22,477,213	20,349,515	18,375,864	16,308,561	15,894,913
Diluted - weighted average number of shares outstanding (4)	23,278,375	21,283,220	18,375,864	18,407,249	16,971,028

Net income (loss) applicable to common shares	$29,765	$17,955	$(9,349)	$66,015	$17,637

Basic earnings per share - net income (loss)	$1.32	$0.88	$(0.51)	$4.05	$1.11
Diluted earnings per share - net income (loss)(4)	$1.28	$0.84	$(0.51)	$3.59	$1.04
Dividends per common share	$0.20	$0.20	$0.15	$--	$--

Selected Balance Sheet Data:

Cash and cash equivalents	$5,741	$4,673	$5,187	$4,576	$3,405
Mortgage loans held for sale, net	--	--	--	190,524	33,945
Mortgage loans held for investment, net	6,358,377	4,626,830	2,340,994	--	--
Excess cashflow certificates	1,209	7,789	14,933	19,853	24,565
Trustee receivable	73,361	56,164	32,915	--	--
Deferred tax asset, net	45,760	54,875	50,326	31,184	5,600
Other assets	104,679	69,271	46,438	10,854	6,029
Total assets	$6,589,127	$4,819,602	$2,490,793	$256,991	$73,544

Warehouse financing	$335,865	$222,843	$135,653	$144,826	$13,757
Financing on mortgage loans held for investment, net	6,017,947	4,436,938	2,236,215	--	--
Senior notes	--	--	--	--	10,844
Other liabilities	85,739	53,039	31,745	16,212	19,446
Total liabilities	$6,439,551	$4,712,820	$2,403,613	$161,038	$44,047

Total stockholders’ equity	$149,576	$106,782	$87,180	$95,953	$29,497

(1) During the year ended December 31, 2005, we recorded $324,000 of interest income related to a cumulative adjustment for the effects of an immaterial correction in recognition of net deferred fees in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans” that related to the year ended December 31, 2004. This was the result of a revision in 2005 to our methodology to separate respective securitization loan pools into homogeneous pools based upon product type - each of which contains a large number of similar loans for which prepayments are probable and the timing and amount of prepayments are reasonably predictable.

(2) During the year ended December 31, 2005, we recorded in interest expense and loss on derivative instruments $1,000 and $29,000, respectively, of income and loss related to a cumulative adjustment for the effects of an immaterial correction to other comprehensive income (“OCI”) for the ineffectiveness on certain hedges that related to the year ended December 31, 2004. This revision is in accordance with Derivatives Implementation Group SFAS No. 133 Implementation Issue No. G17, “Cash Flow Hedges: Impact on Accumulated Other Comprehensive Income of Issuing Debt with a Term That Is Shorter Than Originally Forecasted.”

(3) Other non-interest expense for the year ended December 31, 2002 included a $2.1 million charge related to impairment of excess cashflow certificates.

(4) For the year ended December 31, 2004, approximately 1.0 million in-the-money stock options are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive in a year where losses are reported.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements set forth therein. Please also see “Part I - Item 1. - Forward Looking Statements and Risk Factors” and “Part I - Item 1A. - Risk Factors.”

General

    We are a national specialty consumer finance company that originates, securitizes and sells non-conforming mortgage loans. Our loans are primarily fixed rate and secured by first mortgages on one- to four-family residential properties. Throughout our 25-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with conventional mortgage lending guidelines established by Fannie Mae and Freddie Mac. We make loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements.

We have historically financed or sold our loans through securitizations and whole-loan sales transactions. Prior to 2004, those securitizations were typically structured and accounted for as sales, which required us to record revenues as gain on sale at the time the securitizations were completed. In 2004, we began structuring our securitizations to be accounted for as secured financings, which requires us to record revenues and expenses from these transactions over time. We record interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with each securitization over the life of the loans or securities issued in the securitization. When we sell loans on a whole-loan basis, we record the premiums received upon sale as revenue. We intend to continue to structure our securitizations to be accounted for as secured financings and to securitize the majority of the mortgage loans we originate so as to increase the size of our on-balance sheet loan portfolio that generates interest income. As the size of our loan portfolio continues to increase in 2007, as compared to 2006, we anticipate recording increased net interest income generated from the loan portfolio.

Summary of Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. The accounting policies outlined below are deemed to be “critical” because they can materially affect our income, as these policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, these estimates may significantly impact our financial results. The accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables, many of which are beyond our control, and there can be no assurance that our estimates are accurate.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we record all of our derivatives on our consolidated balance sheet at fair value. For derivative financial instruments not designated as hedging instruments, gains or losses resulting from a change in fair value are recognized in current period earnings. When derivatives are used as hedges, hedge accounting is permitted only if we document the hedging relationship and its effectiveness at the time we designate the derivative as a hedge instrument. If we meet certain requirements under SFAS No. 133, we may account for the hedge instrument as a cash flow hedge.

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

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for cash flow hedge accounting. An assessment analysis is then prepared by management to determine the subsequent treatment of the hedges that failed the retrospective test to determine if any portion of the hedge may still qualify for cash flow hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge, the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

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

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset. This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized. Management believes that, based upon on the available evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, at December 31, 2006, we did not maintain a valuation allowance against our deferred tax assets. Additionally, in July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The adoption of FIN No. 48 on January 1, 2007 did not have a material effect on our consolidated balance sheet, statement of operations or statement of cash flows.

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

     In order to estimate an appropriate allowance for losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical mortgage loan performance data. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, and an estimate is created. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology with which to calculate or estimate the allowance for loan losses. The results of that analysis are then applied to the current long-term mortgage portfolio and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio. Losses incurred will be written-off against the allowance for loan losses.

While we will continually evaluate the adequacy of the allowance for loan losses, we recognize that there are qualitative factors that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrowers’ ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control and are inherently uncertain, it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for loan losses, our income for that period would decrease.

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

During the year ended December 31, 2005, we recorded $324,000 of income in interest income that was related to a cumulative adjustment for the effects of an immaterial correction in recognition of net deferred fees in accordance with SFAS No. 91 that related to the year ended December 31, 2004. This was the result of a revision in 2005 to our methodology to separate respective securitization loan pools into homogeneous pools based upon product type - each of which contains a large number of similar loans for which prepayments are probable and the timing and amount of prepayments are reasonably predictable.

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

We have found that the rate at which borrowers prepay their loans tends to fluctuate. In general, prepayment speeds are lowest in the first month after origination. Thereafter, prepayment speeds generally increase until a peak speed is reached. Generally, loans will continue to prepay at the peak speed for some period of time, and then prepayment speeds typically begin to decline. We use prepayment assumptions that reflect these tendencies. The following table shows our assumptions related to the excess cashflow certificates held at December 31, 2006 regarding the percentage of loans that will be prepaid during the first month following the closing of a loan, peak speed over the life of a loan and the peak speed from December 31, 2006 forward:

Loan Type	Month One	Peak Speed Over the Life	Peak Speed from December 31, 2006 Forward
Fixed rate	4.0%	45.0%	35.0%
Adjustable-rate	4.0%	75.0%	35.0% to 75.0%

We revised our peak speed over the life assumption as of September 30, 2005 to reflect the prepayment trend experienced within the loan pools, which has remained consistent through December 31, 2006. Our assumption regarding the peak speed over the life ranged from 35.0% to 40.0% for fixed rate loans and was 75.0% for adjustable-rate loans prior to September 30, 2005.

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

B. Default Rate. The default rate is the percentage of estimated total loss of principal, interest and related advances that will take place over the life of the mortgage loans within a loan pool compared to the total original principal balance of the mortgage loans in the pool. A default rate is determined for each securitization reflecting the overall credit scores, average loan sizes and layered risks on the fixed- and adjustable-rate loans comprising each securitization trust. We apply a default or loss rate to the excess cashflow certificate because it is the “first-loss” piece and is subordinated in right of payment to all other securities issued by the securitization trust. If defaults are higher than we anticipate, we will receive less income and less excess cash flow than expected in the future. Conversely, if defaults are lower than we expected, we will receive more income and more excess cash flow than expected in the future, subject to the other factors that can affect the cash flow from, and our valuation of, the excess cashflow certificates. We revised our estimated default rates at September 30, 2005 to reflect the better-than-expected pool performance on our underlying securitizations. The current default rate, which is consistent with the revised rate at September 30, 2005, applied on the excess cashflow certificates held at December 31, 2006 is 4.0%. Prior to September 30, 2005, our default rate assumption on the same excess cashflow certificates held at December 31, 2006 was 4.5%.

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

We utilized a discount rate of 18% at December 31, 2006 and 2005 on all excess cashflow certificates (a discount rate of 15% was utilized prior to September 30, 2005).

Stock-Based Compensation Expense. Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate. Our expected volatility is based upon the historical volatility of our common stock. The expected term of the stock options is based on factors including historical observations of employee exercise patterns and expectations of employee exercise behavior in the future, giving consideration to the contractual terms of the stock-based awards. The risk-free interest rate assumption is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from the amounts we have recorded or reported in the past.

Federal, State and Local Taxation

We report our income on a consolidated basis (excluding Renaissance REIT Investment Corp. and its subsidiary) using the calendar year and the accrual method of accounting. The following discussion of federal, state and local tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.

We face audits from various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. Our United States federal income tax filings have been examined by the Internal Revenue Service ("IRS") for calendar years ending prior to 2001. All differences arising from those audits have been resolved and settled. We are currently under examination by New York State for the 1999 through 2004 calendar years. Although the outcome of tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. Management believes that the ultimate outcome of these matters will not have a material impact on our financial condition or liquidity.

Federal Taxation

Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes an alternative minimum tax (“AMT”) in an amount equal to 20% of alternative minimum taxable income (“AMTI”) to the extent the AMT exceeds the taxpayers’ regular income tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. For 2006, we do not expect to be subject to the AMT.

Excess Inclusion. All or a portion of the income we receive from the residual interest certificates (excess cashflow certificates), which are created in a real estate mortgage investment conduit ("REMIC") securitization, is referred to as excess inclusion. In addition, all or a portion of the dividend that our subsidiary Delta Funding Corporation receives from Renaissance REIT Investment Corp. (described below) will be considered excess inclusion, resulting from its ownership of the securitization trusts (that are classified as a taxable mortgage pool).

With limited exceptions, excess inclusion is always subject to tax because it cannot be offset by other deductions or by net operating losses. Excess inclusion is primarily caused by the securitization trust utilizing cash, that otherwise would have been paid to the holder of the residual interest certificate, to make payments to other security holders, thereby paying down the principal balance of the asset-backed securities in order to create or maintain over-collateralization. In the future, we expect to continue to receive income from excess inclusion.

Dividends Received Deduction. Delta Financial and Delta Funding Corporation may exclude from income 100% of dividends received from their consolidated subsidiaries. No dividends received deduction is available for dividends received from Renaissance REIT Investment Corp. However, a 100% dividends paid deduction is available to Renaissance REIT Investment Corp. for qualifying dividend payments.

Taxation as a REIT - Although Delta Financial has not elected to be taxed as a REIT, we have elected to have one of our subsidiaries - Renaissance REIT Investment Corp. - to be taxed as a REIT under Sections 856 through 859 of the Code, commencing with its taxable year ended December 31, 2005. By using Renaissance REIT Investment Corp. in connection with our securitizations, we are able to structure our securitizations as debt for tax, which more closely conforms to U.S generally accepted accounting principles ("GAAP") treatment. Renaissance REIT Investment Corp. must comply with several qualification tests on a continuous basis in order to maintain its REIT status, including asset, income, distribution and ownership tests.

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

•
The distribution test requires the distribution of at least 90% of its annual REIT taxable income to stockholders (comprised of common and preferred stock owned by us and preferred stock owned by individual shareholders) primarily within the time frame set forth in the Code.

•
The ownership test requires that there be at least 100 shareholders and that not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer individuals (as defined Code to include certain entities) after applying certain attribution rules.

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

New York State Taxation. We are subject to the New York State franchise tax in annual amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State, or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) 2.5% of our “alternative entire net income,” (b) 0.178% of capital allocable to New York State, or (c) a fixed amount up to a maximum of $1,500. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. Delta Financial and its subsidiaries (excluding Renaissance REIT Investment Corp. and its subsidiary) file a combined return.

We do business within the Metropolitan Transportation Business Tax District (the “District”), which is comprised of the counties of New York, Bronx, Kings, Richmond, Dutchess, Nassau, Orange, Putnam, Rockland, Suffolk and Westchester. A tax surcharge is imposed on business corporations doing business within the District and has been applied since 1982. The District tax rate is 17% on the tax described above.  However, if the franchise tax paid to New York State is based on entire net income, then that District surcharge is equal to 17% of the franchise tax calculated using a 9% rate.  The District tax surcharge is scheduled to expire for tax years ending on or after December 31, 2009.

Delaware Taxation. Delta Financial, as a Delaware holding company not earning income in the State of Delaware, is exempted from corporate income tax. However, the Holding Company is required to file an annual report with, and pay an annual franchise tax to, the State of Delaware.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

General

Our net income for the year ended December 31, 2006 was $29.8 million, or $1.32 per share basic and $1.28 per share diluted, compared to net income of $18.0 million, or $0.88 per share basic and $0.84 per share diluted, for the year ended December 31, 2005. As described in more detail below, the primary drivers of the increase in net income recorded during the year ended December 31, 2006 were:

(1)
An increase in net interest income after provision for loan losses of $24.2 million, or 25.6%, from $94.4 million in the same period in 2005. The increase in net interest income after provision for loan losses reflects the net effect of recognizing interest income on a 37.4% larger amount of mortgage loans held for investment, net and interest expense on a 36.4% larger amount of mortgage loan related financing. Our net interest income, which has continued to grow since our change from gain-on-sale accounting to portfolio accounting in the first quarter of 2004, represented 72.6% of our net revenue for the year end December 31, 2006, compared to 69.3% for the year ended December 31, 2005; and

(2)
An increase in net gain on sale of mortgage loans of $6.4 million, or 23.4%, to $33.6 million on the sale of $725.1 million of mortgage loans on a whole-loan basis, from a $27.2 million gain during the same period in 2005 on sales on a whole-loan basis of $561.5 million of mortgage loans. The increase in the gains recorded from our whole-loan sales relates to the 29.1% increase in the volume of sales, partially offset by a 29 basis point decrease in the average whole-loan sale premium received, during the year ended December 31, 2006 compared to the year ended December 31, 2005.

These increases were partially offset by (1) a $7.8 million increase to non-interest expense primarily related to payroll expense and general and administrative expenses associated with a year-over year increase of 5.1% in loan originations and personnel, and increased REO related expenses; and (2) a $3.5 million decrease in other income, primarily relating to the $3.7 million decrease in the amount of fair value change recorded on our excess cashflow certificates for the year ended December 31, 2006 compared to the same period in 2005.

We originated $4.0 billion of mortgage loans during the year ended December 31, 2006, representing a $195.8 million, or 5.1%, increase from $3.8 billion of mortgage loans originated during the year ended December 31, 2005. We securitized and/or sold $3.9 billion of loans during the year ended December 31, 2006, compared to $3.8 billion of loans during the year ended December 31, 2005.

Net Interest Income

We recorded net interest income of $147.7 million during the year ended December 31, 2006, an increase of $24.7 million, or 20.1%, from the $123.0 million recorded during the year ended December 31, 2005. The increase in net interest income primarily reflects the net effect of the higher average balance of mortgage loans held for investment and the related financing, coupled with the net changes in the interest rate earned or incurred on those balances, during the year ended December 31, 2006 compared to the year ended December 31, 2005. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

Interest Income. Interest income increased $176.5 million, or 60.7%, to $467.3 million for the year ended December 31, 2006, from $290.8 million for the year ended December 31, 2005. The increase is primarily due to (1) a $168.0 million increase in interest income earned on our loans held for investment - securitized, which totaled $6.1 billion at December 31, 2006 as compared to $4.4 billion at December 31, 2005; coupled with a 42 basis point increase in the average interest rate over the same period, (2) a $5.7 million increase in interest income on mortgage loans held for investment - pre-securitized due to an increase in the average amount of mortgage loans we originated and held pending securitization or sale during the year ended December 31, 2006 compared to the same period in 2005; and (3) the increase in pass-through interest received from securitization trusts on fixed-rate asset-backed securities at the time of settlement, due to the increase in fixed-rate asset-backed securities issued during the year ended December 31, 2006, compared to the asset-backed securities issued during the year ended December 31, 2005. These increases were partly offset by a decrease in interest income earned on our excess cashflow certificates due to the lower average balance of the excess cashflow certificates during the year ended December 31, 2006, compared to the year ended December 31, 2005.

The following table is a summary of interest income:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Interest income on mortgage loans held for investment - securitized, net (1)	$418,817	$250,841
Interest income on mortgage loans held for investment - pre-securitization, net	36,230	30,494
Securitization pass-through interest	11,775	7,886
Interest income on excess cashflow certificates	452	1,593
Miscellaneous interest income	56	15
Total interest income	$467,330	$290,829

(1) The amounts for the year ended December 31, 2006 and 2005 include $21.5 million and $13.8 million, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $151.8 million, or 90.5%, to $319.6 million for the year ended December 31, 2006, from $167.8 million for the year ended December 31, 2005. The increase was primarily due to the increase in interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the year ended December 31, 2006 on our warehouse facilities, compared to the same year ended December 31, 2005. The weighted average cost of our mortgage loans held for investment financing increased by 68 basis points during 2006, reaching 5.60% at December 31, 2006, compared to 4.92% at December 31, 2005. To a lesser extent, the increase in interest expense was also caused by higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The index rate increased 171 basis points to an average of 5.10% for the year ended December 31, 2006, compared to an average of 3.39% for the year ended December 31, 2005.

The following is a summary of the components of interest expense:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Interest expense on mortgage loans held for investment financing (1)	$288,342	$145,431
Interest expense on warehouse financing	30,593	22,075
Interest expense on other borrowings	430	286
Other interest expense	235	--
Total interest expense	$319,600	$167,792

(1) The amounts for the year ended December 31, 2006 and 2005 include $2.3 million and $6.3 million, respectively, of deferred securitization debt issuance expenses and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan losses at an appropriate level for currently existing probable losses of principal. We recorded a provision for loan losses of $29.1 million (including a recovery of $377,000 of a specific provision related to impaired loans) and $28.6 million (including a $1.7 million specific provision related to impaired loans) for the years ended December 31, 2006 and 2005, respectively, related to mortgage loans held for investment. The increase in the amount of the provision for loan losses, excluding the specific provision related to impaired loans, corresponds to the performance and seasoning of our mortgage loans held for investment during the respective period.

During the fourth quarter of 2005, we established a $1.7 million specific allowance for loan losses related to certain loans deemed to be impaired by the effects of Hurricanes Katrina and Rita. Our specific provision for these loans was based upon our estimated loss exposure attributable to 35 properties securing a total unpaid principal balance of $3.9 million at December 31, 2005 located in the disaster areas designated by FEMA. During the year ended December 31, 2006, as additional information was obtained, we adjusted the portion of the specific allowance related to impaired loans for the mortgage loans in the Hurricanes Katrina and Rita affected areas by recording a recovery to the specific allowance provision of $716,000.

Non-Interest Income

Total non-interest income increased by $2.9 million, or 6.9%, to $44.8 million for the year ended December 31, 2006, from $41.9 million for the year ended December 31, 2005. The increase in non-interest income resulted from a $6.4 million increase in the net gain on sale of mortgage loans, partially offset by a decrease of $3.7 million in the amount of fair value gains recorded on our excess cashflow certificates during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

    Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the years ended December 31, 2006 and 2005 is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture and secondary marketing reserves. During the year ended December 31, 2006, the net gain on the sale of mortgage loans increased $6.4 million, or 23.4%, to $33.6 million on the sale of $725.1 million of mortgage loans on a whole-loan basis, from the $27.2 million gain recorded during the year ended December 31, 2005 on of the sale of $561.5 million of mortgage loans on a whole-loan basis.

The following table is a summary of our net gain on sale of mortgage loans for the years ended December 31, 2006 and 2005:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Net Gain on Sale of Mortgage Loans:
Loans sold	$725,112	$561,487

Gain on whole-loan sales	$26,595	$21,862
Premium recapture reserve	(1,057)	(1,077)
Secondary marketing (indemnification) reserve	(780)	--
Net loan origination fees	8,800	6,408
Net gain on sale recorded	$33,558	$27,193

Average whole-loan sales premium, net of reserves	3.41%	3.70%

Average net gain on sale ratio	4.63%	4.84%

During the year ended December 31, 2006, we recorded a secondary market reserve provision of $780,000 as a reduction of our gain on sale of mortgage loans. The secondary market reserve covers our estimated exposure to losses arising from loan repurchases, or the net settlement, related to representation and warranty claims by investors. We had no such reserve at December 31, 2005.

The average whole-loan sales premium, net of reserves, for the years ended December 31, 2006 and 2005 was 3.41% and 3.70%, respectively. The average whole-loan sales premium, net of reserves is calculated by dividing the gain on whole-loan sales, net of premium recapture and secondary marketing reserves, by the total amount of loans sold. The average net gain on sale ratio for the years ended December 31, 2006 and 2005 was 4.63% and 4.84%, respectively. The average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans sold.

Other Income. Other income decreased $3.5 million, or 23.6%, to $11.2 million for the year ended December 31, 2006, from $14.7 million for the year ended December 31, 2005. The decrease in other income primarily relates to a $3.7 million, or 26.0%, decline in the amount of the fair value change recorded on our excess cashflow certificates year over year. During the year ended December 31, 2006, we recorded a fair value adjustment gain of $10.7 million for the year ended December 31, 2006, compared to a $14.4 million fair value adjustment gain for the year ended December 31, 2005. The decrease in the amount of fair value adjustment gains recorded related to our excess cashflow certificates was primarily driven by the amount of excess cashflow certificates that we held throughout the year ended December 31, 2006. These certificates represent the right to receive cash flows from securitization trusts. As the cash flows are received, the value of the excess cashflow certificates declines. The decrease in the amount of fair value adjustment gains recorded during the year ended December 31, 2006 was directly impacted by the cash flows received from our excess cashflow certificates during the year ended December 31, 2006, which reduced the fair value of the remaining excess cashflow certificates. The primary driver of the fair value changes recorded during the years ended December 31, 2006 and 2005 was the better-than-expected performance of our excess cashflow certificates, which resulted from lower than anticipated losses on the underlying loans. Additionally contributing to the fair value change was the impact of our revised assumptions made during the third quarter of 2005, when we lowered the expected losses for most of the underlying securitizations and changed the shape of the loss curve to reflect losses occurring at a later date (i.e., the timing of losses) than originally anticipated.

Also included in other income are the gains recognized on the sale of MSRs. During the year ended December 31, 2006 we recorded a gain of $381,000 on the sale of our MSRs to a third-party, an increase of $224,000 over the amount recognized during the year ended December 31, 2005. The increase in the gain on sale of MSRs is due to changes in the composition of the relative fair values of the MSRs and the related mortgage loans used in the gain calculation during 2006 as compared to 2005.

Non-interest Expense

    Total non-interest expense increased by $7.8 million, or 7.3%, to $114.7 million for the year ended December 31, 2006, from $106.9 million for the comparable period in 2005. The increase primarily is due to an increase in payroll and related costs associated with a 5.1% increase in our mortgage loan production and personnel, coupled with an increase in general and administrative expenses principally due to other mortgage loan production and REO related expenses. Partially offsetting the increase in non-interest expense was a $1.1 million decrease in the loss on derivative instruments recorded year over year. During the year ended December 31, 2006, we recorded a $147,000 gain on derivative instruments relating to the ineffective portion of our derivatives that is recognized through current earnings, as compared to a $908,000 loss recorded during the year ended December 31, 2005.

    Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees, but excludes the deferrable portion of those costs attributable to production related employees. Payroll and related costs increased by $3.9 million, or 6.2%, to $67.4 million for the year ended December 31, 2006, from $63.5 million for the year ended December 31, 2005. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of December 31, 2006, we employed 1,395 full- and part-time employees, an increase of 5.1% over our 1,327 full- and part-time employees as of December 31, 2005. Additionally, payroll and related costs, specifically for loan production related personnel, were higher due to the 5.1% increase in loan production during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Also contributing to the increase in payroll and related costs during the year ended December 31, 2006 was the $842,000 increase in stock-based compensation expense, primarily due to the expensing of stock options under SFAS No. 123(R) commencing in 2006.

General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses, REO related expenses and the provision for recourse loans. General and administrative expenses increased $4.9 million, or 11.7%, to $47.4 million for the year ended December 31, 2006, from $42.5 million for the year ended December 31, 2005. The increase primarily was due to an increase in expenses associated with a 5.1% increase in loan production during the year ended December 31, 2006, compared to the year ended December 31, 2005 (which includes slightly higher non-deferrable fees, telephone, advertising, and promotional and marketing expenses), the consequent 5.1% increase in personnel related to our ongoing expansion of our wholesale and retail divisions (which resulted in a $3.1 million increase in rent and depreciation expenses), a $1.0 million increase in legal expenses and consulting fees and the impact of a $2.3 million increase in REO related expenses. These increases were partially offset by a $2.4 million decrease in accounting expenses, primarily related to a reduction in SOX related costs.

The increase in REO related expenses in 2006 was due to the expected increase in REO activity that occurred during 2006. As the mortgage loan portfolio becomes more seasoned, the portfolio of REO properties will generally increase, resulting in an increase in the expenses incurred related to the operation and disposal of those properties.

(Gain) Loss on Derivative Instruments. The gain or loss on derivative instruments recorded during the years ended December 31, 2006 and 2005 represented the (1) ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing, and (3) changes in the fair value of the derivative instruments classified as trading securities.

During the year ended December 31, 2006, we recorded a gain on derivative instruments of $147,000, as compared to a net loss on derivatives of $908,000 during the year ended December 31, 2005. During the year ended December 31, 2006, we recorded a gain of $8,000 on the ineffective portion of corridors and interest rate swaps, compared to a loss of $1.5 million recorded on the ineffective portion of corridors and interest rate swaps during the year ended December 31, 2005. Additionally, at December 31, 2006 and 2005, we held $227,000 and $1.7 million, respectively, of corridors classified as trading securities in prepaid and other assets as these corridors were no longer deemed “highly effective.” During the years ended December 31, 2006 and 2005, gains of $139,000 and $545,000, respectively, were recorded to earnings for the change in the fair value of the corridors held as trading securities.

Provision for Income Tax Expense

We recorded an income tax expense of $18.9 million for the year ended December 31, 2006 due to the pre-tax income of $48.7 million recorded for the year (utilizing an effective tax rate of approximately 38.9%). We recorded an income tax expense of $11.5 million for the year ended December 31, 2005 due to the pre-tax income of $29.4 million recorded for the year (utilizing an effective tax rate of approximately 39.0%).

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

We recorded net interest income after provision for loan losses of $94.4 million during the year ended December 31, 2005, an increase of $44.5 million, or 89.3%, from $49.9 million in the year ended December 31, 2004. The increase in net interest income after provision for loan losses primarily reflects the net effect of recognizing interest income on $4.7 billion of mortgage loans held for investment at December 31, 2005, compared to $2.4 billion of these loans held at December 31, 2004. Similarly, the increase in interest expense primarily reflects the net effect of recognizing interest expense on $4.4 billion of financing on mortgage loans held for investment at December 31, 2005, compared to $2.2 billion of financing on mortgage loans held for investment at December 31, 2004. During the year ended December 31, 2005, total non-interest income increased $24.1 million and total non-interest expense increased by $24.6 million, compared to the year ended December 31, 2004. The increase in non-interest income primarily reflects the impact of the gain recorded on the $392.2 million increase in mortgage loans sold on a whole-loan basis and the $14.4 million increase in the fair value of our excess cashflow certificates we experienced during the year ended December 31, 2005, while the increase in non-interest expense primarily reflects the expenses associated with increases in origination volume, personnel and costs related to our on-going SOX initiatives, as compared to the year ended December 31, 2004.

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

Interest Income. Interest income increased $190.7 million to $290.8 million for the year ended December 31, 2005, from $100.1 million for the year ended December 31, 2004. The increase is primarily due to (1) the increase in interest income of $175.4 million on our loans held for investment - securitized, which totaled $4.4 billion at December 31, 2005 as compared to $2.2 billion at December 31, 2004; (2) the increase in interest income of $12.2 million related to the increase in the average amount of mortgage loans we originated and held pending securitization or sale during the year ended December 31, 2005 compared to the year ended December 31, 2004; and (3) the increase in pass-through interest received from securitization trusts on fixed-rate asset-backed securities at the time of settlement - due to the increase in fixed-rate asset-backed securities issued during the year ended December 31, 2005, compared to the asset-backed securities issued during the year ended December 31, 2004. Additionally contributing to the increase in interest income was a 42 basis point increase in the weighted-average interest rate on the mortgage loans held for investment - securitized portfolio to 8.19% at December 31, 2006 from 7.77% at December 31, 2005.

The following table is a summary of interest income:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Interest income on mortgage loans held for sale, net	$--	$12,801
Interest income on mortgage loans held for investment - securitized, net (1)	250,841	75,469
Interest income on mortgage loans held for investment - pre-securitization, net	30,494	5,531
Securitization pass-through interest	7,886	4,116
Interest income on excess cashflow certificates	1,593	2,073
Miscellaneous interest income	15	115
Total interest income	$290,829	$100,105

(1) The amounts for the year ended December 31, 2005 and 2004 include $13.8 million and $2.6 million, respectively, of prepayment penalty fees.

Interest Expense. Interest expense increased by $128.0 million to $167.8 million for the year ended December 31, 2005 from $39.8 million for the year ended December 31, 2004. The increase was primarily due to the increase in interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the year ended December 31, 2005 on our warehouse facilities, compared to the year ended December 31, 2004. The weighted average cost of our mortgage loans held for investment financing increased during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The weighted average cost at December 31, 2005 was 4.92%, an increase of 81 basis points over the weighted average cost of 4.11% at December 31, 2004. Additionally, contributing to the increase in interest expense was the higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased 189 basis points to an average of 3.39% for the year ended December 31, 2005, compared to an average of 1.50% for the year ended December 31, 2004.

The following table presents the components of interest expense:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Interest expense on mortgage loans held for investment financing (1)	$145,431	$31,480
Interest expense on warehouse financing	22,075	8,006
Interest expense on other borrowings	286	296
Total interest expense	$167,792	$39,782

(1) The amounts for the year ended December 31, 2005 and 2004 include $6.3 million and $2.0 million, respectively, of deferred securitization debt issuance expenses and trustee expenses recognized during the period, net of hedge amortization.

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

Non-Interest Income

    Total non-interest income increased by $24.1 million to $41.9 million for the year ended December 31, 2005, from $17.8 million for the year ended December 31, 2004. The increase in non-interest income primarily resulted from an $11.1 million increase in the net gain on sale of mortgage loans and a $14.4 million increase in the fair value of our excess cashflow certificates recorded during the year ended December 31, 2005 as compared to the same period in 2004.

Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans for the years ended December 31, 2005 and 2004 is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture reserve. During the year ended December 31, 2005, the net gain on the sale of mortgage loans increased $11.1 million, or 69.4%, to $27.2 million on the sale of $561.5 million of mortgage loans on a whole-loan basis, from $16.1 million during the year ended December 31, 2004 on sale of $283.3 million of mortgage loans on a whole-loan basis, or through a securitization structured to be accounted for as a sale. Additionally, the gain on sale of mortgage loans amount of $16.1 million recorded for the year ended December 31, 2004 includes a $6.6 million net gain recorded from the January 2004 delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization, which was structured to be accounted for as a sale under a pre-funding feature. Through the end of 2003, our securitizations were structured to be accounted for as sales under SFAS No. 140. Accordingly, we recorded gain-on-sale revenue upon the closing of each such securitization. For the year ended December 31, 2004, net gain on sale of mortgage loans included the following in addition to the gains recorded from whole-loan sales due to the first quarter of 2004 delivery of loans into the fourth quarter 2003 securitization:

(1)	the sum of:

	a)	the cash purchase price we received in connection with selling (i) a NIM note, net of O/C amount and interest rate cap and (ii) an interest-only certificate;

	b)	the fair value of the excess cashflow certificates we retained and initially recorded in a securitization structured as a sale for such period;

	c)	the premium received from selling MSRs; and

	d)	the difference between the selling price and the carrying value of the related mortgage loans sold;

(2)	less the:

	a)	costs associated with the securitization structured as a sale;

	b)	any hedge loss (gain) associated with such securitization accounted for as a sale;

	c)	any premium recapture reserve; and

	d)	any loss associated with loans sold at a discount, together with any deferred origination costs or fees associated with mortgage loans sold.

The following table is a summary of our net gain on sale of mortgage loans for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
(Dollars in thousands)	2005	2004
Net Gain on Sale of Mortgage Loans:
Loans sold (1)	$561,487	$283,253

Gain on whole-loan sales	$21,862	$7,716
Premium recapture reserve	(1,077)	(308)
Net loan origination fees	6,408	2,468
NIM proceeds, net	--	4,712
Interest-only security proceeds	--	1,292
Mortgage servicing rights (2)	--	661
Securitization transaction costs	--	(484)
Net gain on sale recorded	$27,193	$16,057

Average whole-loan sales premium, net of reserves (3)	3.70%	4.37%

Average net gain on sale ratio	4.84%	5.67%

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

(3) For the year ended December 31, 2004, the average whole-loan sales premium, net of reserves calculation is based upon the $7.7 million of gains recorded on the sale of $169.3 million of loans sold on a whole-loan basis, net of the $308,000 of premium recapture reserves recorded.

The gain on sale of mortgages recorded for the year ended December 31, 2004 also reflects the impact of our delivery of $113.9 million of mortgage loans in connection with our fourth quarter 2003 securitization (which was structured to be accounted for as a sale), under a pre-funding feature during the year ended December 31, 2004.

The average whole-loan sales premium, net of reserves, for the years ended December 31, 2005 and 2004 was 3.70% and 4.37%, respectively. The average whole-loan sales premium, net of reserves is calculated by dividing the gain on whole-loan sales, net of premium recapture and secondary marketing reserves, by the total amount of loans sold. The average net gain on sale ratio for the years ended December 31, 2005 and 2004 was 4.84% and 5.67%, respectively. The average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans securitized and sold.

Other Income. Other income increased $13.0 million to $14.7 million for the year ended December 31, 2005, from $1.7 million for the year ended December 31, 2004. The increase in other income primarily relates to a fair value adjustment on our excess cashflow certificates of $14.4 million for the year ended December 31, 2005, as compared to a $1.4 million fair value adjustment for the year ended December 31, 2004. The increase in the fair value of our excess cashflow certificates for the year ended December 31, 2005 was primarily driven by lower losses on the underlying loans and the impact of our revised assumptions made during the third quarter of 2005, specifically the lowering of the expected losses (for most of the underlying securitizations) and/or changing of the shape of the loss curve to reflect losses occurring at a later date than originally anticipated.

Non-interest Expense

    Total non-interest expense increased by $24.6 million, or 30.0%, to $106.9 million for the year ended December 31, 2005, from $82.3 million for the year ended December 31, 2004. The increase primarily is due to an increase in payroll and related costs associated with a 46.9% increase in our mortgage loan production and an 18.2% increase in personnel, coupled with an increase in general and administrative expenses principally due to other production related expenses. Additionally contributing to the increase in non-interest expense was an increase in the recorded loss on derivative instruments relating to the ineffective portion of our derivatives that is recognized through current earnings during the year ended December 31, 2005 as compared to the year ended December 31, 2004.

    Payroll and Related Costs. Payroll and related costs increased by $11.5 million, or 22.1%, to $63.5 million for the year ended December 31, 2005, from $52.0 million for the year ended December 31, 2004. The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff. As of December 31, 2005, we employed 1,327 full- and part-time employees, an increase of 18.2% over our 1,123 full- and part-time employees as of December 31, 2004. Additionally, payroll and related costs were higher due to the higher loan commissions paid as a result of a 46.9% increase in loan production during the year ended December 31, 2005 compared to the year ended December 31, 2004.

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

During the year ended December 31, 2005, we recorded a net loss on derivative instruments of $908,000, as compared to a net loss on derivatives of $100,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we recorded a loss of $1.5 million on the ineffective portion of corridors and interest rate swaps, compared to a $277,000 gain recorded on the ineffective portion of corridors and interest rate swaps during the year ended December 31, 2004. Additionally, at December 31, 2005, we held $1.7 million of corridors classified as trading securities in prepaid and other assets as these corridors were no longer deemed “highly effective”, as the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors was outside of the range of 80% to 125%. During the year ended December 31, 2005, a gain of $545,000 was recorded to earnings on the changes in fair value of the corridors held as trading securities. During the year ended December 31, 2004, none of the corridors held were classified as trading securities.

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

Quarterly Financial Data

Please see “Item 8 - Financial Statements and Supplementary Data - Condensed Quarterly Financial Data” in our consolidated financial statements for a summary of selected financial data by quarter for the years ended December 31, 2006 and 2005.

Financial Condition

December 31, 2006 compared to December 31, 2005

    Cash and cash equivalents. Cash and cash equivalents increased $1.0 million, or 22.9%, to $5.7 million at December 31, 2006, from $4.7 million at December 31, 2005. This increase was primarily related to timing of cash received and disbursed from normal operations.

Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net increased $1.8 billion, or 37.4%, to $6.4 billion at December 31, 2006, from $4.6 billion at December 31, 2005. This account represents our basis in the mortgage loans that were either delivered to the securitization trusts (recorded as mortgage loans held for investment - securitized) or are pending delivery into future securitizations or sale on a whole-loan basis (recorded as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net:

	At December 31,
(Dollars in thousands)	2006	2005
Mortgage loans held for investment - securitized	$6,051,996	$4,430,775
Mortgage loans held for investment - pre-securitization (1)	417,818	270,372
Discounts (MSR related)	(36,933)	(26,750)
Net deferred origination fees	(19,194)	(10,735)
Allowance for loan losses	(55,310)	(36,832)
Mortgage loans held for investment, net	$6,358,377	$4,626,830

(1) Included in our mortgage loans held for investment - pre-securitization at December 31, 2006 and 2005, was approximately $335.9 million and $222.8 million, respectively, of mortgage loans that were pledged as collateral for our warehouse financings at December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, we originated $4.0 billion of mortgage loans and sold $725.1 million of loans on a whole-loan basis. The increase in mortgage loans held for investment is driven by the volume of our originations, net of principal repayments and whole-loan sales for the year. The increase in the mortgage loans held for investment - pre-securitization was impacted by our year-end 2006 decision to carry additional loans into the first quarter of 2007, and finance the loans through our warehouse credit facilities rather than through securitization debt. Additionally contributing to the decision to carry additional loans was our historical experience of receiving more advantageous securitization pricing in the first quarter of the year than in the fourth quarter of the year.

We maintain an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future (generally an 18 to 24 month period) on our mortgage loans held for investment. At December 31, 2006 and 2005, we established an allowance for loan losses totaling $55.3 million and $36.8 million, respectively, based upon our analysis of the mortgage loans held for investment portfolio, including a $1.0 million and $1.7 million, respectively, reserve for probable loan losses on impaired mortgage loans. The increase in the allowance for loan losses is primarily driven by the growth and seasoning of our mortgage loans held for investment portfolio. We have not substantively changed any aspect of our overall approach in the determination of the allowance for loan losses under SFAS No. 5, and there have been no material changes in our assumptions or estimates as compared to the prior year that impacted the determination of the allowance for loan losses at December 31, 2006.

The following table sets forth a summary of the activity in the allowance for loan losses for the years ended December 31, 2006 and 2005:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Allowance for loan losses - beginning of year	$36,832	$10,278
Provision for loan losses (1)	29,085	28,592
Charge-offs (2)	(10,607)	(2,038)
Allowance for loan losses - end of year (3)	$55,310	$36,832

(1) The provision for loan losses for the years ended December 31, 2006 and 2005 includes a specific provision which consisted of a $377,000 recovery and a $1.7 million provision, respectively. The specific provisions relates to probable losses attributable to impaired loans for each year.

(2) The charge-offs for the years ended December 31, 2006 and 2005 includes a $342,000 (net of $10,000 of recoveries) and $3,000, respectively, in charge-offs against the specific allowance for loan losses attributable to impaired loans primarily related to loans located in Hurricanes Katrina and Rita disaster areas.

(3) The allowance for loan losses at December 31, 2006 and 2005 includes a specific allowance for impaired loans of $1.0 million and $1.7 million, respectively. The majority of the specific allowance, or $675,000, relates to impaired loans located in Hurricanes Katrina and Rita disaster areas at December 31, 2006 and all of the specific allowance at December 31, 2005 related to those loans.

Our specific allowance for loan losses at December 31, 2006 and 2005 is based upon our probable loss exposure attributable to 17 and 35 properties, respectively, securing a total unpaid principal balance (impaired loans) of $2.5 million and $3.9 million, respectively. The impaired loan totals at December 31, 2006 and 2005 include approximately $1.3 million (of which $226,000 are pre-securitization loans) and $3.9 million (of which $798,000 are pre-securitization loans), respectively, of mortgage loans held for investment located in the Hurricanes Katrina and Rita disaster areas designated by FEMA. As additional information is obtained we will continue to assess the need for any adjustments to our specific reserves related to our impaired loans.

Trustee Receivable. Trustee receivable increased $17.2 million, or 30.6%, to $73.4 million at December 31, 2006 from $56.2 million at December 31, 2005. Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of December 31, 2006 and 2005 totaled $67.0 million and $50.7 million, respectively, relating to the securitizations accounted for as secured financings. The trustee is expected to remit these amounts on the following month’s scheduled remittance date, at which time they mainly will be used to pay down principal on the related financing on mortgage loans held for investment, net. Additionally comprising the balance in trustee receivable is the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us one month after collection (i.e., interest collected by the third-party servicer after our December 2006 remittance cut-off date will be remitted to us in January 2007).

Accrued Interest Receivable. Accrued interest receivable increased $14.7 million, or 54.7%, to $41.7 million at December 31, 2006, from $27.0 million at December 31, 2005. The increase is due to (1) the 36.6% increase in mortgage loans held for investment - securitized from December 31, 2005, (2) the 54.5% increase in mortgage loans held for investment - pre-securitization during the same period, and (3) the effect of an increase in the weighted-average interest rates on the mortgage loans held for investment - securitized and mortgage loans held for investment - pre-securitization of 42 basis points and 38 basis points, respectively, from December 31, 2005 to December 31, 2006. Additionally contributing to the increase in the accrued interest receivable balance is the increase in the amount of accrued interest owed relating to loans that are 30 to 89 days past due in accordance with contractual terms of the mortgage at December 31, 2006 as compared to December 31, 2005.

Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the years ended December 31, 2006 and 2005:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Balance, beginning of year	$7,789	$14,933
Excess cashflow certificates sold	(1,500)	--
Accretion	452	1,593
Cash receipts	(16,198)	(23,146)
Net change in fair value	10,666	14,409
Balance, end of year	$1,209	$7,789

    Since we began structuring our securitizations in 2004 to be accounted for as secured financings, we no longer record excess cashflow certificates (but rather the underlying mortgage loans) on our consolidated balance sheet for our newly issued securitizations. During the year ended December 31, 2006, we sold at fair value $1.5 million of excess cashflow certificates to a third-party without recourse. We did not sell any excess cashflow certificates during the year ended December 31, 2005.

The decrease in the fair value of our excess cashflow certificates for the year ended December 31, 2006, as compared to the same period in 2005, is primarily due to the timing of cash receipts and losses on the underlying loans, coupled with the change in the amount of remaining residual cash flows. Actual losses for the year ended December 31, 2006 were lower than anticipated, resulting in the receipt of cash earlier than expected. In addition, we revised several of the assumptions used to determine the fair value of the excess cashflow certificates during the third quarter of 2005. The most notable of the changed assumptions was the decrease in the amount of expected losses over the remaining term of several of the certificates and the shape of the loss curve due to better-than-expected performance of the mortgage loans that underlie the excess cashflow certificates. As a result of the lower losses and the increased cash flow, the return was higher than expected on the excess cashflow certificates during the year ended December 31, 2006.

Equipment, Net. Equipment, net, increased $1.6 million, or 23.9%, to $8.3 million at December 31, 2006, from $6.7 million at December 31, 2005. This increase is primarily due to purchases of computer equipment, leasehold improvements and office furnishings during the year ended December 31, 2006, which is consistent with the 5.1% increase in employees compared to December 31, 2005 and the effect of our office expansions. The computer equipment and office furnishings purchased during 2006 are being depreciated over a three- to five-year period from the date acquired, while the leasehold improvements will be depreciated generally over the shorter of the life of the lease or the estimated useful life.

Accounts Receivable. Accounts receivable decreased $251,000, or 4.9%, to $4.9 million at December 31, 2006, from $5.1 million at December 31, 2005. This decrease primarily is due to a decrease in amounts of principal, interest and escrow advances related to recourse loans and a decrease in servicer receivables. The decrease in recourse loan related advances was primarily due to the $374,000, or 49.1%, decrease in recourse loans from December 31, 2005 to December 31, 2006. Under the terms of the recourse agreements, we are required to make advances to the recourse loan investors in the event the underlying loan’s borrower fails to make their payment. The decrease in servicer receivables relates to a decrease in loan payments received by our third-party loan servicer related to our mortgage loans held for investment - pre-securitization portfolio at December 31, 2006. The decreases were partially offset by a $649,000 increase in current tax assets from December 31, 2005 to December 31, 2006.

Prepaid and Other Assets. Prepaid and other assets increased $19.3 million, or 63.4%, to $49.8 million at December 31, 2006, from $30.5 million at December 31, 2005. The increase primarily is due to the (1) $25.2 million increase in REO properties due to the expected seasoning of the loan portfolio, and (2) $2.4 million net increase in deferred securitization debt issuance costs that are recognized over the estimated life of the securitization debt as a yield adjustment to interest expense. These increases were partially offset by an $8.3 million net decrease in the fair value of our derivative instruments used to hedge our securitization debt during the year ended December 31, 2006.

At December 31, 2006 and 2005, we held $29.6 million and $4.4 million, respectively, of REO properties, which we carry at the lower of cost or fair value less estimated selling costs.  A provision of $1.5 million and $213,000 was made during the years ended December 31, 2006 and 2005, respectively, for decreases in the fair value of the REO properties.

Deferred Tax Asset. The deferred tax asset decreased by $9.1 million, or 16.6%, to $45.8 million at December 31, 2006, from $54.9 million at December 31, 2005. The decrease primarily relates to (1) gain-on-sale accounting versus REMIC tax accounting for securitizations entered into prior to 2004, our 2004 securitizations which were accounted for as secured financings, and for tax purposes were accounted for as REMIC transactions and were treated as sales, (2) realized gains and losses on derivatives (interest rate swaps) associated with hedging the securitization debt issuance (financing costs), (3) capitalized origination fees and related costs, and (4) the timing of dividends from our REIT subsidiary. These decreases were partially offset by increased deferred tax assets related to the timing of loan losses (allowance for loan losses) and non-accrual interest, coupled with a $2.6 million increase in deferred taxes related to the fair value of the hedge instruments within accumulated other comprehensive income.

Commencing in the first quarter of 2005, we began issuing our securitizations from a subsidiary that we elected to treat as a REIT (also referred to as a “Captive REIT”) under the Code. The securitization was structured as a “debt-for-tax” transaction. Our prior securitizations were all structured as “sale-for-tax” transactions. The tax structure was changed to more closely conform to the GAAP accounting treatment.

Bank Payable. Bank payable decreased $364,000, or 18.9%, to $1.6 million at December 31, 2006, from $1.9 million at December 31, 2005. Bank payable represents the amount of checks written against our operating account which are subsequently covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

    Warehouse Financing. Our warehouse financing increased $113.0 million, or 50.7%, to $335.9 million at December 31, 2006, from $222.8 million at December 31, 2005. The increase was primarily due to a $147.4 million increase in the amount of mortgage loans held for investment - pre-securitization. The increase in warehouse financing relates to our year-end 2006 decision to carry additional loans into the first quarter of 2007, and finance the loans through our warehouse credit facilites rather than through securitization debt. Additionally impacting the amount of outstanding borrowings under our warehouse credit facilities was the increase in the amount of self-funded loans from December 31, 2005 to December 31, 2006. At December 31, 2006, we self-funded $82.0 million of these mortgage loans, as compared to $47.5 million at December 31, 2005.

Financing on Mortgage Loans Held for Investment, Net. Our financing on mortgage loans held for investment, net increased $1.6 billion, or 35.6%, to $6.0 billion at December 31, 2006, from $4.4 billion at December 31, 2005. This increase in the issuance of asset-backed securities corresponds to the increase in loans held for investment - securitized during the year ended December 31, 2006. The balance of this account will generally increase or decrease in proportion to the change in the balance of our mortgage loans held for investment - securitized.

Other Borrowings. Other borrowings increased $1.2 million, or 24.8%, to $6.0 million at December 31, 2006, from $4.8 million at December 31, 2005. The increase in other borrowings was due to an increase in the amount of financed equipment during the year ended December 31, 2006. The increase in the need for equipment, and the resultant financing thereon, was due to the 5.1% increase in personnel, expansion of several of our mortgage origination offices during 2006 and our continued investment in technology.

The following table summarizes certain information regarding other borrowings at December 31, 2006 and 2005:

(Dollars in thousands)	Range of Interest Rates	Balance at December 31,	Range of Expiration Dates

Equipment financing - 2006	6.26% to 8.95%	$ 5,970	January 2007 to November 2009

Equipment financing - 2005	3.29% to 12.45%	$ 4,785	January 2006 to December 2008

Accrued Interest Payable. Accrued interest payable increased $12.0 million, or 91.4%, to $25.1 million at December 31, 2006, from $13.1 million at December 31, 2005. The increase was primarily related to (1) the 35.6% increase in financing on mortgage loans held for investment, net, (2) the 50.7% increase in warehouse financing, and (3) the impact of the 68 basis point (5.60% at December 31, 2006 from 4.92% at December 31, 2005) increase in the weighted average cost on mortgage loans held for investment financing, coupled with a 93 basis point increase in the index utilized to calculate the interest expense on our warehouse financing.

Additionally contributing to the increase in accrued interest payable related to warehouse financing was the change in the interest settlement process for two of our warehouse credit facilities. The change, from settling interest on the date the loans are securitized or sold to a mid-month date, will result in our carrying higher accrued interest payable balances at month end when we utilize the warehouse facilities with this provision.

    Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $20.0 million, or 59.9%, to $53.2 million at December 31, 2006, from $33.2 million at December 31, 2005. The increase was primarily due to (1) a $20.0 million increase in accrued servicer payables related primarily to our growth in our mortgage loans held for investment portfolio, (2) a $1.6 million increase in rent abatement and lease termination related accruals, (3) a $458,000 increase in payroll accruals for payroll related items (i.e., salary and commissions) due primarily to the 5.1% increase in personnel, (4) a $316,000 increase in accrued professional fees, primarily related to timing of payments, and (5) a $622,000 increase in reserves associated with whole-loan sales (i.e., secondary marketing and premium recapture reserves). These increases were partially offset by a $3.8 million decrease in current taxes payable during the same period.

Stockholders’ Equity. Stockholders’ equity increased $42.8 million, or 40.1%, to $149.6 million at December 31, 2006 from $106.8 million at December 31, 2005. This increase is primarily due to (1) the recording of $29.8 million in net income for the year ended December 31, 2006, (2) the $19.3 million of net proceeds we received from the issuance of 2.5 million shares of common stock in a private placement in April 2006, (3) the $346,000 of proceeds and $1.0 million of excess tax benefits we received from the exercise of 321,000 stock options from authorized but unissued shares during the same period, and (4) the $889,000 impact of the stock-based compensation recorded during the period. These increases were offset by decreases of $4.0 million, net of tax, in the accumulated OCI related to the net unrealized losses from derivatives, the payment of $3.3 million in common stock dividends, and the accrual of $1.2 million in common stock dividends that were declared on December 26, 2006 and paid on January 5, 2007.

Additionally increasing stockholders’ equity was the effect of the adoption of SFAS No. 123(R), which removed from stockholders’ equity the unearned common stock held by the 2005 Stock Incentive Plan (“SIP”) on January 1, 2006. During the fourth quarter of 2005, we contributed 157,275 shares, or $1.2 million, of our common stock to the SIP, which represented deferred compensation and was initially recorded as a component of stockholders’ equity.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2006:
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Financing on mortgage loans held for investment, net (1) (2)	$6,017,947	$2,289,883	$2,247,178	$820,585	$660,301

Operating leases (2)	$22,649	$6,897	$9,653	$6,040	$59

Equipment financing (2)	$5,970	$257	$5,713	$--	$--

(1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

(2) The amounts shown do not include interest.

During the year ended December 31, 2006, we entered into a non-cancelable operating sublease with a third-party to rent space in a location previously utilized by us as retail mortgage origination center. We expect to receive rental payments totaling $236,000 over the next 1.8 years related to the sublease. We had no sublease arrangements prior to 2006.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates, but no locked-in interest rate. We quote interest rates to customers, which are generally subject to change. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under SFAS No. 133. Accordingly, they are not recorded in the consolidated financial statements. At December 31, 2006 and 2005, we had outstanding origination commitments to fund approximately $117.1 million and $104.8 million, respectively, in mortgage loans.

Off-Balance Sheet Trusts

Our off-balance sheet arrangements primarily relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e., the excess cashflow certificates), there is $457.6 million and $843.2 million in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of December 31, 2006 and 2005, respectively. These trusts have issued asset-backed securities secured by these mortgage loans. We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts. The third-party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. See “Part I - Item 1. - Business - Securitizations. - Securitizations Structured as a Sale - Off-Balance Sheet Arrangements.”

Cash Flows

The following table summarizes our historical cash flows for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Net cash provided by (used in):

Operating activities	$16,219	$2,735	$122,738

Investing activities	$(1,724,938)	$(2,293,521)	$(2,349,928)

Financing activities	$1,709,787	$2,290,272	$2,227,801

Operating Activities - The net cash provided by operating activities was $16.2 million for the year ended December 31, 2006, compared to $2.7 million for the year ended December 31, 2005. The increase for the year ended December 31, 2006 primarily reflects the net impact of the $31.2 million increase in accrued interest payable, accounts payable and other liabilities, the $29.8 million of net income recorded, the $29.1 million of provision for loan losses, the $24.4 million of proceeds received from the sale of MSRs, the $15.7 million of cash received related to our excess cashflow certificates and the $11.7 million of deferred tax expense accrued. Partially offsetting these increases was the impact of the $57.7 million increase in trustee receivable, accrued interest receivable and prepaid and other assets, the $34.3 million of gains recorded on mortgage loan sales, the $12.9 million of deferred cost amortization related to bond securitizations and $10.7 million of gains on the change in fair value of excess cashflow certificates.

Investing Activities - The net cash used in investing activities was $1.7 billion for the year ended December 31, 2006, compared to $2.3 billion for the year ended December 31, 2005. The net cash used in investing activities in the year ended December 31, 2006 primarily reflects the $2.5 billion of net originations of mortgage loans held for investment offset by the $759.5 million of proceeds received from the sale of mortgage loans.

Financing Activities - The net cash provided by financing activities was $1.7 billion for the year ended December 31, 2006, compared to $2.3 billion for the year ended December 31, 2005. The net cash provided during the year ended December 31, 2006 primarily related to the $1.6 billion in the proceeds received from the financing on mortgage loans held for investment, the $113.0 million of proceeds from warehouse financing and the $19.3 million of net proceeds received from the common stock issued in our secondary offering. These cash inflows were partially offset by cash payments for common stock dividends of $4.4 million during the year ended December 31, 2006.

Liquidity and Capital Resources

    The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses and planned dividend payments. We require substantial amounts of cash to fund our loan originations, securitization activities and operations. We generate working capital primarily from the cash proceeds we receive from our quarterly securitizations, including NIM transactions and the sale of MSRs. Our current cost structure has many embedded fixed costs, which are not likely to be significantly affected by a relatively substantial change in our loan origination volume. If we can continue to originate a sufficient amount of mortgage loans and continue our practice of securitizations, we expect to generate sufficient cash proceeds from our securitization financings, whole-loan sales and the cash flows from our growing portfolio of mortgage loans held for investment to largely offset our current cost structure and cash uses. However, we may choose to not sell MSRs or to reduce the amount of securitization debt we issue, which will negatively impact our cash flow in any period in which this occurs. Additionally, although we believe our strategy to hedge our exposure to rising interest rates in an effort to “lock in” our spread (as discussed in more detail in “Summary of Critical Accounting Policies - Accounting for Hedging Activities” and "Market Risk - Hedging”) to be appropriate, decreasing interest rates could adversely impact our cash flow in future periods.

We believe we must generate sufficient cash from the following in order to sustain our current level of working capital:

•	the proceeds we receive from selling or financing asset-backed securities (including NIMs or Class N Notes) in connection with our securitizations;

•	the proceeds from the sale of MSRs to a third-party mortgage servicer;

•	the premiums we receive from selling whole-loans on a servicing-released basis;

•	origination fees collected on newly closed loans;

•	the cash flow from corridors and interest rate swaps;

•	excess cashflow certificates we retained in connection with our securitizations prior to 2004; and

•	principal and interest payments we receive on our loans held for investment.

Currently, our primary uses of cash include the funding of:

•	mortgage loans held for investment - pre-securitization;

•	interest expense on warehouse financings, financing of mortgage loans held for investment, interest rate swap payments and other financings;

•	scheduled principal pay-downs on financing of mortgage loans held for investment, warehouse credit financings and other financings;

•	transaction costs, derivative costs and credit enhancement (O/C) in connection with our securitizations;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•	tax payments, including those on excess inclusion income generated from our excess cashflow certificates and all, or a portion, of the dividends received from our REIT subsidiary; and

•	common stock dividends.

Historically, we have financed our operations utilizing securitization financings, various secured credit financing facilities, issuance of corporate debt, issuances of equity, and MSRs sold in conjunction with each of our securitizations to support our originations, securitizations, and general operating expenses.

Currently, our primary sources of liquidity, subject to market conditions, continue to be:

•	warehouse financing and other secured financing facilities;

•	financing related to the securitization of mortgage loans, depending upon the securitization structure;

•	sales of whole-loans and MSRs;

•	cash flows from our mortgage loans held for investment;

•	origination fees, interest income and other cash revenues; and to a lesser extent,

•	cash flows from retained excess cashflow certificates.

Additionally, from time to time we may raise capital from the sale of common stock. On April 10, 2006, we closed a private placement of 2,500,000 newly issued shares, from authorized but unissued shares, of our common stock at a price of $8.25 per share to a combination of new and existing institutional investors. We received proceeds of approximately $19.3 million, after deducting expenses payable in connection with this offering. The proceeds were used to repay warehouse financings and originate mortgage loans.

We have repurchase agreements with institutions that purchased mortgage loans from us several years ago. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and is still outstanding totaled $387,000 and $762,000 at December 31, 2006 and 2005, respectively. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $81,000 and $310,000 at December 31, 2006 and 2005.

Subject to our ability to execute our business strategy and the various uncertainties described above (and described in more detail in “Part I, Item 1 - Forward Looking Statements and Risk Factors” and “Part I, Part 1A - Risk Factors”), we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least the next twelve months, however, there can be no assurance that we will be successful in this regard.

Financing Facilities

    We need to borrow substantial sums of money each quarter to originate mortgage loans. We have relied upon a limited number of counterparties to provide us with the financing facilities to fund our loan originations. Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. There can be no assurance that we will be able to either renew or replace our warehouse credit facilities at their maturities at terms satisfactory to us or at all. If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be negatively impacted.

Warehouse Credit Facilities

To originate and accumulate loans for securitization, we borrow money on a short-term basis primarily through committed secured warehouse credit facilities. Throughout each quarter as we amass loans for inclusion in each quarter’s securitization, a significant portion of our total warehouse financing facilities may be utilized to fund loans. The majority of the loans collateralizing warehouse borrowings are held for a period of up to 120 days, at which point they are securitized or sold. We had the following warehouse credit facilities in place at December 31, 2006 and 2005:

(Dollars in thousands)	Facility		At December 31,
Warehouse Credit Facility	Amount (1)	Interest Rate	2006	2005	Expiration Date
Citigroup	$ 350,000	Margin over LIBOR	$ 234,578	$ 144,912	May 2007
Bank of America	350,000	Margin over LIBOR	76,717	--	August 2007
RBS Greenwich Capital	350,000	Margin over LIBOR	24,570	77,931	November 2007
JPMorgan Chase	350,000	Margin over LIBOR	--	--	May 2007
Deutsche Bank	350,000	Margin over LIBOR	--	--	October 2007
Total	$ 1,750,000		$ 335,865	$ 222,843

(1) The warehouse facility amounts shown are as of December 31, 2006 only. The warehouse facility amounts totaled $1.25 billion as of December 31, 2005.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of December 31, 2006.

During the year ended December 31, 2006, we entered into a two new $350.0 million warehouse credit facilities with JPMorgan Chase and Deutsche Bank and allowed our $200.0 million warehouse credit facility with Friedman, Billings, Ramsey to expire. The JPMorgan Chase and Deutsche Bank credit facilities amounts are each comprised of a $200.0 million committed line and a $150.0 million uncommitted line. These credit facilities provide us with the ability to borrow against first and second lien loans and wet collateral. The interest and fees that we pay in connection with these facilities are similar to the interest rates and fees that we pay to our other warehouse credit facility lenders. The JPMorgan Chase and Deutsche Bank facilities will expire in May 2007 and October 2007, respectively. As of December 31, 2006, we had no balance outstanding under either credit facility.

Additionally, during the year ended December 31, 2006, upon renewal of our warehouse credit facilities with RBS Greenwich Capital and Bank of America, we altered the warehouse credit facility from a $350.0 million committed line on both to a $200.0 million and $175.0 million, respectively, committed line and a $150.0 million and $175.0 million, respectively, uncommitted line. All other terms of the warehouse credit facilities remained consistent with their respective prior agreements.

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

Interest Rate Risk. Our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will impact the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets and interest-bearing liabilities, other than those that possess a short term to maturity. During 2006, the yield curve was flat to inverted. A flat or inverted yield curve occurs when short-term interest rates increase at a greater pace than long-term interest rates. This interest rate environment had an adverse impact on our net interest income as our interest-bearing liabilities generally price off short-term interest rates, while our interest-earning assets, a majority of which have initial terms to maturity or re-pricing greater than one year, generally price off long-term rates.

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

Fluctuating interest rates also may affect the excess cash flows we receive from our excess cashflow certificates. Most of our asset-backed securities are priced based on one-month LIBOR, but the collateral that backs these securities is comprised of mortgage loans with either fixed interest rates or “hybrid” interest rates - that is, fixed for the initial two or three years of the mortgage loan, and adjusting afterwards every six months thereafter. As a result, the cash flows that we receive from our excess cashflow certificates are dependent upon the interest rate environment. This is because “basis risk” exists between the assets and liabilities of the securitization trusts that we create. For example, in each of the securitizations that we issued in 2002, 2003, and the first quarter of 2004, the interest cost of the asset-backed securities sold to investors bears interest at a floating rate. As a result, each month, the interest rate received by the certificate holders will adjust upwards or downwards as interest rates change. Therefore, as interest rates rise, the value of our excess cashflow certificates will fall, and as interest rates fall, the value of our excess cashflow certificates will rise. The loss in value of our excess cashflow certificates as a result of rising interest rates will reduce our cash flow and harm our profitability.

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

Management primarily uses financing sources where the interest rate resets frequently. As of December 31, 2006, the interest rate on all of our warehouse financing arrangements and a portion of our securitization debt adjust daily or monthly. On the other hand, most of the mortgage loans we own are fixed-rate; the remainder contains features where rates are fixed for some period of time and then adjust frequently thereafter (primarily every six months). For example, one of our mortgage loan products is the “2/28” loan. This 30 year loan has its interest rate fixed for the first two years of the loan’s life and then adjusts every six months thereafter.

While short-term borrowing rates are low and long-term asset rates are high, this portfolio structure produces good results. However, if short-term interest rates rise rapidly, the earnings potential is significantly affected, as the asset rate resets would lag behind the borrowing rate resets.

Current Interest Rate Environment. Net interest income after provision for loan loss represented 72.6% and 69.3% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the years ended December 31, 2006 and 2005, respectively. Accordingly, the interest rate environment has a substantial impact on our earnings. Our balance sheet is currently liability sensitive. A company with a liability sensitive balance sheet generally experiences reduced net interest income in a rising or increasing rate environment, while earnings are enhanced in a sustained decreasing rate cycle. The impact of rising short-term interest rates and a flattening of the yield curve has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted.

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

    As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets (primarily comprised of mortgage loans held for investment) and interest-bearing liabilities (primarily comprised of the securitization and warehouse financing related to our mortgage loans and any hedging instruments related thereto) and their effect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income. First, we project our net interest income for the next twelve months and thirty-six months using current period end data along using a forward LIBOR curve and the prepayment speed assumptions used to estimate the fair value of our excess cashflow certificates.

We refer to the one-year and the three-year projections of net interest income as the “base case.” Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base and including any associated changes in projected mortgage prepayment speeds. The following tables present the results of each 100 basis point change in interest rates compared against the base case to determine the estimated dollar and percentage change to net interest income at December 31, 2006:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One Year Projection:

Net interest income (1)(2)	$135,037	$131,160	$129,717	$139,177	$144,042
Percentage change from base		(2.9)%	(3.9)%	3.1%	6.7%

Three Year Projection:

Net interest income (1)(2)	$268,620	$261,775	$259,070	$275,559	$283,221
Percentage change from base		(2.6)%	(3.6)%	2.6%	5.4%

(1)  Net interest income from assets (income from mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 1% and 2%.

(2)  Assumes interest expense on warehouse financings through March 31, 2007.

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

Corridors and interest rate swaps are legal contracts between us and a third-party firm or “counterparty.” In a corridor contract, the counterparty agrees to make payments to us in the future (net of the in-the-money interest rate cap sold as part of the corridor) should the one- or three-month LIBOR interest rate rise above the strike rate specified in the net purchased option contract. Each contract has both a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn corridor income (net of the in-the-money interest rate cap sold as part of the corridor). Payments on an annualized basis equal the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. An interest rate swap is a contractual arrangement between two counterparties who agree to exchange interest payments on a defined principal amount for a fixed period of time. The principal amount is never exchanged, and therefore is referred to as a notional principal amount. The payments on interest rate swaps are a function of the notional principal amount, interest rates and time. Generally, our interest rate swap agreements allow us to pay a fixed-rate of interest while receiving a rate that adjusts with one-month LIBOR.

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

To address this risk, we maintain comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment. These controls have been designed to manage operational risk at appropriate levels given our financial strength, the business environment and markets in which we operate, the nature of our businesses and considering factors such as competition and regulation.

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

Credit Risk

Credit risk generally represents the risk of potential loss that may result from the failure of a borrower or an institution to honor its contractual obligations to us. We actively manage credit risk to maintain credit losses within levels that achieve our profitability and return on capital objectives.

In our mortgage lending activities, we manage our credit risk through our established credit policies, as well as through our underwriting, quality control and monitoring activities. Our mortgage loans are generally pooled and securitized into asset-backed securities. These securitizations involve some form of credit enhancement, such as senior/subordinated structures, overcollateralization or monoline insurance. Securitizations that involve senior/subordinated structures contain asset-backed securities that assume varying levels of credit risk. The holders of the subordinated securities assume more credit risk than the senior securities and generally receive a higher yield as a result of assuming that higher credit risk. We sell the subordinated securities created in connection with our securitizations and thereby transfer the related credit risk to the holders, subject to standard representations and warranties we make when the loans are securitized.

We also sell our mortgage loans on a non-recourse basis, as whole-loan sales. We have a potential liability under the standard representations and warranties we make to purchasers of the loans. In the event of a breach of such representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor. In such cases, we bear any subsequent credit loss on the mortgage loans. We have established a secondary marketing reserve to cover potential losses arising from the repurchase or net settlement of loans previously sold.

Legal and Regulatory Risk

We are subject to extensive and evolving regulation in jurisdictions across the United States. Substantial legal liability or a significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. Companies in the financial services industry, like ours, have been operating in a difficult regulatory environment. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation can be substantial.

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted average strike price or rate for corridors (caps bought and caps sold) and amortizing notional balance interest rate swaps that we held as of December 31, 2006:

(Dollars in thousands)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$954,101	$600,811	$204,667	$37,086	$28,288	$83,249
Weighted average strike price	6.93%	6.53%	7.31%	7.47%	7.45%	7.42%

Caps sold - notional	$954,101	$600,811	$204,667	$37,086	$28,288	$83,249
Weighted average strike price	9.15%	9.03%	9.30%	9.27%	9.28%	9.31%

Amortizing notional balance interest rate swaps:
Notional	$274,727	$114,547	$104,735	$55,445	$--	$--
Weighted average rate	5.15%	5.17%	5.14%	5.10%	--	--

The notional amount of the corridors totaled $2.5 billion and $1.9 billion at December 31, 2005 and 2004, respectively. We held no amortizing notional balance interest rate swaps prior to 2006.

Inflation

Inflation affects us most significantly in the areas of mortgage loan originations and profit margins. Interest rates normally increase during periods of rising inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation). Historically, as interest rates increase, mortgage loan production decreases, particularly from loan refinancing. Generally, in such periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among loan originators and due to higher unit costs, thus further reducing our earnings. (See “—Interest Rate Risk” above).

Impact of New Accounting Standards

For discussion regarding the impact of new accounting standards, refer to Note 2(t) of the Notes to the Consolidated Financial Statements. (See “Item 8. - Financial Statements and Supplementary Data”).

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

Changes in the general interest rate levels between the time we originate mortgage loans and the time when we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income revenue by affecting the “excess spread” between the interest rate on the mortgage loans and the interest paid on the pass-through certificates issued by the securitization trusts. If interest rates rise between the time we originate the loans and the time we securitize or sell mortgage loans, the excess spread generally narrows, resulting in a loss in value of the mortgage loans and lower net interest income for us on mortgage loans we securitize and a lower net gain on sale for us on whole-loan sales. Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life in the case of securitizations and an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans arises when moving from a lower to a higher interest rate environment. A higher interest rate environment results in our having a higher cost of funds. This decreases both the fair value of the mortgage loans, and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse lines of credit used to finance the mortgage loans prior to their securitization or whole-loan sale. As a result, we may experience lower spreads on securitized loans and a lower gain on whole-loan sales.

The following table demonstrates the sensitivity, at December 31, 2006, of the estimated fair value of our excess cashflow certificates caused by an immediate 10% and 20%, respectively, adverse change in the key assumptions we use to estimate the fair value:

	Fair Value of Excess Cashflow Certificates	Increase (Decrease) To Earnings (pre-tax basis)

(Dollars in thousands)

Fair value as of December 31, 2006	$1,209

10% increase in prepayment speed	1,233	$24
20% increase in prepayment speed	1,259	50

10% increase in credit losses	1,154	(55)
20% increase in credit losses	1,096	(113)

10% increase in discount rates	1,209	--
20% increase in discount rates	1,206	(3)

10% increase in one and six month LIBOR	1,222	13
20% increase in one and six month LIBOR	1,287	78

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

To reduce our financial exposure to changes in interest rates, we have and may continue to hedge our mortgage loans held for investment - pre-securitization (or held for sale in the past) through hedging products that are correlated to the pass-through certificates issued in connection with the securitization of our mortgage loans (e.g., interest rate swaps). (See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Summary of Critical Accounting Policies - Accounting for Hedging Activities” ). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment and/or the size of the loan portfolio underlying our excess cashflow certificates and, consequently, the value of our excess cashflow certificates. (See “Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk - Interest Rate Risk,” “Part I., Item 1. - Forward Looking Statements and Risk Factors” and “Part I. Item 1A. - Risk Factors”).

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, BDO Seidman, LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm and internal auditors have free access to the Audit Committee.

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

Based on the above evaluation, management has concluded that, our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Delta Financial Corporation
Woodbury, New York

    We have audited management’s assessment, included in the accompanying “Item 9A, Controls and Procedures - Management’s Annual Report on Internal Control over Financial Reporting,” that Delta Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Financial Corporation and subsidiaries as of December 31, 2006 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended and our report dated March 9, 2007 expressed an unqualified opinion thereon.

New York, New York
March 9, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Delta Financial Corporation
Woodbury, New York

    We have audited the accompanying consolidated balance sheet of Delta Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiaries at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123(R),   Share-Based Payment.

New York, New York
March 9, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Delta Financial Corporation:

    We have audited the accompanying consolidated balance sheet of Delta Financial Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Financial Corporation and subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 9, 2007

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	At December 31,
	2006	2005

Assets:
Cash and cash equivalents	$5,741	$4,673

Mortgage loans held for investment, net of discounts and deferred origination fees	6,413,687	4,663,662
Less: Allowance for loan losses	(55,310)	(36,832)
Mortgage loans held for investment, net	6,358,377	4,626,830

Trustee receivable	73,361	56,164
Accrued interest receivable	41,684	26,952
Excess cashflow certificates	1,209	7,789
Equipment, net	8,287	6,688
Accounts receivable	4,872	5,123
Prepaid and other assets	49,836	30,508
Deferred tax asset	45,760	54,875
Total assets	$6,589,127	$4,819,602

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,557	$1,921
Warehouse financing	335,865	222,843
Financing on mortgage loans held for investment, net	6,017,947	4,436,938
Other borrowings	5,970	4,785
Accrued interest payable	25,052	13,091
Accounts payable and other liabilities	53,160	33,242
Total liabilities	6,439,551	4,712,820

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 23,607,612 and 20,736,362 shares issued and 23,490,812 and 20,619,562 shares outstanding at December 31, 2006 and 2005, respectively	234	207
Additional paid-in capital	141,984	121,561
Retained earnings (accumulated deficit)	10,180	(15,077)
Accumulated other comprehensive (loss) income	(1,504)	2,536
Unearned common stock held by stock incentive plan	--	(1,127)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	149,576	106,782
Total liabilities and stockholders’ equity	$6,589,127	$4,819,602

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2006	2005	2004

Interest income	$467,330	$290,829	$100,105
Interest expense	319,600	167,792	39,782
Net interest income	147,730	123,037	60,323
Provision for loan losses	29,085	28,592	10,443
Net interest income after provision for loan losses	118,645	94,445	49,880

Non-interest income:
Net gain on sale of mortgage loans	33,558	27,193	16,057
Other income	11,214	14,674	1,722
Total non-interest income	44,772	41,867	17,779

Non-interest expense:
Payroll and related costs	67,436	63,524	52,005
General and administrative	47,427	42,467	30,152
(Gain) loss on derivative instruments	(147)	908	100
Total non-interest expense	114,716	106,899	82,257

Income (loss) before income tax expense (benefit)	48,701	29,413	(14,598)
Provision for income tax expense (benefit)	18,936	11,458	(5,249)
Net income (loss)	$29,765	$17,955	$(9,349)

Comprehensive Income (Loss):
Other comprehensive (loss) income, net of tax	(4,040)	4,743	(2,207)
Comprehensive income (loss)	$25,725	$22,698	$(11,556)

Per Share Data:
Basic - weighted average number of shares outstanding	22,477,213	20,349,515	18,375,864
Diluted - weighted average number of shares outstanding	23,278,375	21,283,220	18,375,864

Net income (loss) applicable to common shares	$29,765	$17,955	$(9,349)

Basic earnings per share - net income (loss)	$1.32	$0.88	$(0.51)
Diluted earnings per share - net income (loss)	$1.28	$0.84	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Unearned Common Stock Held by Stock Incentive Plan	Treasury Stock	Total

Balance at December 31, 2003	$13,916	$170	$99,913	$(16,728)	$--	$--	$(1,318)	$95,953
Stock options exercised, inclusive of tax benefit	--	3	828	--	--	--	--	831
Redemption of preferred stock	(13,916)	--	--	--	--	--	--	(13,916)
Shares issued in secondary offering	--	31	18,710	--	--	--	--	18,741
Dividends declared and paid on common stock	--	--	--	(1,860)	--	--	--	(1,860)
Dividend declared and payable	--	--	--	(1,013)	--	--	--	(1,013)
Net unrealized losses from derivatives, net of tax	--	--	--	--	(2,207)	--	--	(2,207)
Net loss	--	--	--	(9,349)	--	--	--	(9,349)
Balance at December 31, 2004	$--	$204	$119,451	$(28,950)	$(2,207)	$--	$(1,318)	$87,180
Stock options exercised, inclusive of tax benefit	--	2	938	--	--	--	--	940
Allocation of common stock to stock incentive plan	--	1	1,172	--	--	(1,173)	--	--
Amortization of stock awards	--	--	--	--	--	46	--	46
Dividends declared and paid on common stock	--	--	--	(3,052)	--	--	--	(3,052)
Dividend declared and payable	--	--	--	(1,030)	--	--	--	(1,030)
Net unrealized gains from derivatives, net of tax	--	--	--	--	4,743	--	--	4,743
Net income	--	--	--	17,955	--	--	--	17,955
Balance at December 31, 2005	$--	$207	$121,561	$(15,077)	$2,536	$(1,127)	$(1,318)	$106,782
Stock options exercised	--	3	343	--	--	--	--	346
Excess tax benefit related to share-based compensation	--	--	1,013	--	--	--	--	1,013
Share-based compensation expense	--	--	889	--	--	--	--	889
Reversal of unearned common stock held by stock incentive plan	--	(1)	(1,126)	--	--	1,127	--	--
Shares issued in secondary offering		25	19,304	--	--	--	--	19,329
Dividends declared and paid on common stock	--	--	--	(3,344)	--	--	--	(3,344)
Dividend declared and payable	--	--	--	(1,164)	--	--	--	(1,164)
Net unrealized losses from derivatives, net of tax	--	--	--	--	(4,040)	--	--	(4,040)
Net income	--	--	--	29,765	--	--	--	29,765
Balance at December 31, 2006	$--	$234	$141,984	$10,180	$(1,504)	$--	$(1,318)	$149,576

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$29,765	$17,955	$(9,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	29,085	28,592	10,443
Provision for (recovery of) recourse loans and secondary marketing losses	780	(380)	(50)
Depreciation and amortization	3,516	2,381	1,940
Deferred tax expense (benefit)	11,698	(7,581)	(17,731)
Deferred origination income	(16,653)	(10,666)	(3,113)
Gain on change in fair value of excess cashflow certificates	(10,666)	(14,409)	(1,366)
Gain on sale of mortgage loans, net	(34,338)	(27,193)	(16,057)
Gain on sale of mortgage servicing rights	(381)	(157)	--
Amortization of deferred debt issuance costs and premiums	(12,867)	(4,340)	(1,838)
Cash flows received from excess cashflow certificates, net of accretion	15,746	21,553	6,286
Proceeds on sale of excess cashflow certificates	1,500	--	--
Proceeds from sale of mortgage servicing rights, net	24,404	22,449	16,920
Share-based compensation expense	889	46	--
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	251	(1,388)	(842)
Decrease in mortgage loans held for sale, net	--	--	190,524
Increase in trustee receivable	(17,197)	(23,249)	(32,915)
Increase in accrued interest receivable	(14,693)	(14,691)	(12,676)
Increase in prepaid and other assets	(25,794)	(5,535)	(22,222)
Increase in accrued interest payable	11,961	8,809	4,220
Increase in accounts payable and other liabilities	19,213	10,539	10,564
Net cash provided by operating activities	16,219	2,735	122,738

Cash flows from investing activities:
Origination of mortgage loans held for investment, net of repayments	(2,479,273)	(2,877,430)	(2,532,220)
Proceeds from sale of mortgage loans	759,450	588,680	185,383
Purchase of equipment	(5,115)	(4,771)	(3,091)
Net cash used in investing activities	(1,724,938)	(2,293,521)	(2,349,928)

Cash flows from financing activities:
Proceeds from (repayment of) warehouse financing, net	113,022	87,190	(9,173)
Proceeds from financing on mortgage loans held for investment, net	1,579,629	2,203,942	2,233,392
Proceeds from other borrowings, net	1,185	1,455	968
(Decrease) increase in bank payable	(364)	811	(1,182)
Redemption of preferred stock	--	--	(13,916)
Cash dividends paid on common stock	(4,373)	(4,066)	(1,860)
Excess tax benefit related to share-based compensation	1,013	--	--
Net proceeds from issuance of common stock in secondary offering	19,329	--	18,741
Proceeds from exercise of stock options	346	940	831
Net cash provided by financing activities	1,709,787	2,290,272	2,227,801

Net increase (decrease) in cash and cash equivalents	1,068	(514)	611

Cash and cash equivalents at beginning of year	4,673	5,187	4,576

Cash and cash equivalents at end of year	$5,741	$4,673	$5,187

	For the Year Ended December 31,
	2006	2005	2004

Supplemental information:
Cash paid during the year for:

Interest	$306,182	$153,608	$33,869
Income taxes	$10,699	$21,975	$6,424

Non cash transactions:

Transfer of mortgage loans held for investment to REO, net	$34,726	$5,541	$578
Dividends payable	$1,164	$1,030	$1,013

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(1) Organization and Summary of Significant Accounting Policies

(a) Organization

Delta Financial Corporation (“Delta,” “we,” or the “Company”) is a Delaware corporation, which was organized in August 1996. On October 31, 1996, we acquired all of the outstanding common stock of Delta Funding Corporation (“Delta Funding”), a New York corporation which had been organized on January 8, 1982 for the purpose of originating, selling, servicing and investing in residential first and second mortgages. On November 1, 1996, we completed an initial public offering of 4,600,000 shares of common stock, $.01 par value. Additionally, in July 2004, we sold 3,137,597 shares of common stock from authorized but unissued shares, and existing stockholders sold 1,237,403 shares, in a public follow-on offering of 4,375,000 shares of our common stock at a price of $6.50 per share. In April 2006, we sold 2,500,000 newly issued shares of common stock, from authorized but unissued shares, in a private placement, at a price of $8.25 per share.

We are a national specialty consumer finance company that originates, securitizes and sells non-conforming mortgage loans. We originate primarily fixed rate mortgage loans through two distribution channels, wholesale (directly from independent third-party mortgage brokers) and retail (directly from borrowers). We typically securitize the majority of the mortgage loans we originate. Securitization involves the public offering by a securitization trust of pass-through securities backed by a pool of mortgage loans, known as asset-backed securities. To a lesser extent, we also sell mortgage loans on a whole loan basis to banks, consumer finance-related companies and institutional investors on a servicing-released basis.

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

(d) Reclassification

Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform to the current year presentation.

(e) Segment Reporting

While our senior management monitors the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we operate as one reportable operating segment.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

    For cash flow reporting purposes, cash and cash equivalents includes cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $5.2 million and $6,000 of interest-bearing deposits with select financial institutions at December 31, 2006 and 2005, respectively.

Additionally, cash and cash equivalents as of December 31, 2006 and 2005, included restricted cash held for various reserve accounts totaling $91,000 and $29,000, respectively.

(b) Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net represent fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years that are securitized through transactions structured and accounted for as secured financings (mortgage loans held for investment - securitized) or held pending securitization or sale (mortgage loans held for investment - pre-securitization). Mortgage loans held for investment are secured by residential properties and stated at amortized cost, including the outstanding principal balance, net of allowance for loan losses, net of discounts and net of deferred origination fees or costs.

Discounts related to mortgage loans held for investment are recorded from the creation of mortgage servicing assets. The allocated cost basis of mortgage servicing rights (“MSRs”) is recorded as an asset with an offsetting reduction (i.e., discount) in the cost basis of the mortgage loans. Under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125,” the discount is measured using the relative fair values of the mortgage loans and MSRs to allocate the carrying value between the two assets. The MSRs are generally sold to a third-party servicer. The resulting discount is accreted to interest income on a level-yield basis over the estimated life of the related loans, on a per securitization trust basis, using the interest method calculation.

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

The secured financing related to the mortgage loans held for investment - securitized is included in our consolidated balance sheet as financing on mortgage loans held for investment, net. Once the mortgage loans are securitized, we earn the net pass-through rate of interest and pay interest on our financing on mortgage loans held for investment, net.

We typically hold our mortgage loans held for investment - pre-securitization for no more than 120 days, and for 60 days on average, before they are securitized, and from time-to-time sold on a whole-loan basis, in the secondary market. During the period in which the loans were held pending securitization or whole-loan sale, we earn the coupon rate of interest paid by the borrower and pay interest to the lenders that provide our warehouse financing, to the extent that we utilized such financing. We also pay a sub-servicing fee to a third-party during the period the loans are held pending securitization or whole-loan sale. Any gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

(c) Allowance and Provision for Loan Losses

In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statement No. 5 and 15,” we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that we bear probable losses on these loans. Provision amounts are charged as a current period expense to operations. We charge-off uncollectible loans at the time we deem they are not probable of being collected. In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance. We stratify the loans held for investment into separately identified loan pools based upon seasoning criteria. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology with which to calculate or estimate the allowance for loan losses. The results of that analysis are then applied to the current long-term mortgage portfolio and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio. Losses incurred are written-off against the allowance for loan losses.

    In evaluating the adequacy of this allowance, there are qualitative factors and estimates that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrowers’ ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control and are inherently uncertain, it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for loan losses, our income for that period would decrease. Management considers the current allowance for loan losses to be adequate.

In accordance with SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement. Due to the significant effects of Hurricanes Katrina and Rita in 2005 on a portion of our mortgage loans held for investment portfolio, management identified certain loans located in Federal Emergency Management Agency (“FEMA”) declared disaster areas as meeting the criteria under SFAS No. 114, thereby, requiring a separate loan impairment review. Based upon the analysis performed, we identified certain mortgage loans in which the borrowers’ abilities to repay the loan in accordance with their contractual terms was impaired. We assessed the extent of damage to the underlying collateral and the extent to which damaged collateral is not covered by insurance in determining the amount of specific reserves needed. We established a specific reserve of $1.7 million during the year ended December 31, 2005 for these affected loans based upon estimates of loss exposure. At December 31, 2006, we have a specific reserve of $675,000 (which is included in the $1.0 million in specific reserves on impaired loans) for these affected loans based upon estimates of loss exposure. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the mortgage loans in the affected areas.

(d) Trustee Receivable

Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. Each month, the third-party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments generally received through a mid-month cut-off date. Unscheduled principal and interest payments and prepaid principal loan payments received after the cut-off date for the current month are recorded by us as a trustee receivable on the consolidated balance sheets. The trustee or third-party loan servicer retains these unscheduled principal and interest payments until the following month’s scheduled remittance date, at which time they principally will be used to pay down financing on mortgage loans held for investment, net.

(e) Excess Cashflow Certificates

Prior to 2004, we structured our securitization transactions to be accounted for as sales. In these transactions the excess cashflow certificates represent one or all of the following assets: (1) residual interest (“BIO”) certificates; (2) P certificates (prepayment penalty fees); (3) payments from our interest rate cap providers; and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates are classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their then allocated estimated fair value. The amount recorded for the excess cashflow certificates is reduced by cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value. Any changes in fair value are recorded as a component of “other income” in our consolidated statements of operations.

We are not aware of any active market for the sale of our excess cashflow certificates. Accordingly, our estimate of fair value is subjective. Although we believe that the assumptions we use are reasonable, there can be no assurance as to the accuracy of the assumptions or estimates. The valuation of our excess cashflow certificates requires us to forecast interest rates, mortgage principal payments, prepayments and loan loss assumptions, each of which is highly uncertain and requires a high degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our excess cashflow certificates. Management uses internal historical mortgage loan performance data and forward London Inter-Bank Offered Rate (“LIBOR”) curves to value future expected excess cash flows. We regularly analyze and review our assumptions to determine if the expected return (interest income) on our excess cashflow certificates is within our expectations, and adjust our assumptions as deemed necessary.

The Emerging Issues Task Force (“EITF”) issued EITF 99-20, “Recognition of Interest and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which provides guidance on expected return (interest income) recognition and fair value measurement for interests, such as excess cashflow certificates, retained in a securitization transaction accounted for as a sale. In order to determine whether there has been a favorable change (increase to earnings) or an adverse change (decrease to earnings) in excess cashflow certificates, a comparison is made between (1) the present value of the excess cash flows at period end, and (2) the estimated carrying value at period end - which is based on the change from the beginning period (specifically the cash receipts) and adjusted for the required rate of return within the period (currently, the required rate of return is our discount rate of 18% per annum). If the present value of the excess cash flows at period end is greater than the carrying value at the end of the period, the change is considered favorable. If the present value of the excess cash flows at the end of the period is less than the carrying value, the change is considered adverse. In both situations, the fair value adjustment, if any, will be equal to the excess above or the deficit below the required rate of return (the discount rate).

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

Depreciation and amortization are included in “non-interest expense - general and administrative” in our consolidated statements of operations, and amounted to approximately $3.5 million, $2.4 million and $1.9 million, respectively, for the years ended December 31, 2006, 2005, and 2004. Accumulated depreciation and amortization totaled $16.0 million and $12.5 million, respectively, at December 31, 2006 and 2005.

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

The balance of REO is included in “prepaid expenses and other assets” on the consolidated balance sheets. We had $29.6 million and $4.4 million of REO properties as of December 31, 2006 and 2005, respectively. A provision of $1.5 million and $213,000 was recognized during the years ended December 31, 2006 and 2005, respectively, for the decrease in the fair value of the REO properties in “general and administrative expenses.” No provision was recognized during the year ended December 31, 2004, as we did not experience any declines in the fair values of REO properties held during 2004. During the years ended December 31, 2006 and 2005, we sold $8.8 million and $1.5 million, respectively, of REO properties.

(h) Warehouse Financing

Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held pending securitization. Generally, warehouse financing facilities are used as interim, short-term financing which bears interest at a fixed margin over an index, such as LIBOR. The outstanding balance of our warehouse financings will fluctuate based on our lending volume, cash flows from operations, other financing activities and equity transactions. Any commitment fees paid to obtain the warehouse financing are capitalized and amortized to expense as a component of “non-interest expense - general and administrative” over the term of the warehouse agreement, normally a 12 month period.

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

Asset-backed securities are secured, or backed, by the pool of mortgage loans held by the securitization trust, which are recorded as mortgage loans held for investment - securitized on our consolidated balance sheets. Generally, the asset-backed security financing is comprised of a series of senior and subordinate securities with varying maturities ranging generally from one to 20 years and bearing either a fixed rate of interest or a variable-rate of interest (representing a fixed margin over one-month LIBOR). The variable-rate asset-backed securities adjust monthly.

Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level-yield basis over the estimated life of the debt issued. From time to time, we may utilize derivative instruments (cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), such as interest rate swap contracts and corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices), in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk). (See - Note 2(q) - “Derivative Instruments” and Note 9 - “Derivative Instruments” for further detail regarding hedging securitization financing).

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

Interest on mortgage loans is recognized as revenue when earned according to the contractual terms of the mortgages and when, in the opinion of management, it is deemed collectible. Mortgage loans are placed on non-accrual status generally when the loan becomes 90 days past due, or earlier when concern exists as to the ultimate collectability of principal or interest (i.e., an impaired loan), in accordance with the contractual terms of the mortgage. A non-accrual loan will be returned to accrual status when principal and interest payments are no longer three months past due, and the loan is anticipated to be fully collectible. Cash receipts on non-accrual loans, including impaired loans, are generally applied to principal and interest in accordance with the contractual terms of the loan.

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

We generally sell loans on a servicing released basis and as such, the risk of loss or default by the borrower has generally been assumed by the purchaser. However, we are generally required to make certain representations and warranties to these purchasers relating to borrowers’ creditworthiness, loan documentation and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

We establish a premium recapture reserve for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. We also establish a secondary marketing reserve based upon our estimated exposure to losses arising from loan repurchases, or the net settlement, related to representation and warranty claims made by whole-loan sale investors. The premium recapture and secondary marketing reserves are recorded as liabilities on our consolidated balance sheets when the mortgage loans are sold, based on our historical experience. The provisions recorded for the premium recapture and secondary marketing reserves are recognized at the date of sale and are included in the consolidated statements of operations as a reduction of gain on sale of mortgage loans.

(m) Mortgage Servicing Rights Sales

We generally sell the MSRs to a third-party as of the securitization date. Upon the sale, we allocate a portion of the accounting basis of the mortgage loans held for investment to the MSRs based upon the relative fair values of the mortgage loans and the MSRs, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool by pool basis, using the interest method calculation. For the years ended December 31, 2006 and 2005, we received $24.4 million and $22.4 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured and accounted for as secured financings.

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

(n) Advertising Expense

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” we expense advertising costs as incurred. We account for our advertising costs as non-direct response advertising. During the years ended December 31, 2006, 2005 and 2004, we recorded advertising and promotional expenses of $1.8 million, $796,000 and $986,000, respectively, in non-interest expense - general and administrative.

(o) Stock-Based Compensation

We have various stock-based compensation plans for employees and outside directors, which are described more fully in Note 14 “Stock-Based Incentive Plans.” Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123(R) generally are applied only to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123(R). Additionally, under this method, compensation cost recognized for year ended December 31, 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Prior to January 1, 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock option compensation cost was recognized in our consolidated statement of operations prior to January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Additionally, the adoption of SFAS No. 123(R) did not have a material impact on our statement of operations related to restricted stock awards. Prior to the adoption of SFAS No. 123(R), compensation expense was being recognized over the restricted stock award’s vesting period, which is in accordance with how such expense is being recognized under SFAS No. 123(R).

For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (“APIC Pool”), we determined the net excess tax benefits that would have qualified as such had we adopted SFAS No. 123 for recognition purposes for all of our stock-based award grants made after December 31, 1994.

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

(q) Derivative Instruments

We regularly issue securitization asset-backed securities collateralized by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when asset-backed certificates are issued. Our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings. We also use corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) that are designed to limit our financing costs within the securitization by maintaining minimum margins. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and neither is used by us for speculative purposes.

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

Cash flow hedge accounting is appropriate for hedges of forecasted interest payments associated with future periods - whether as a consequence of interest to be paid on existing variable-rate liabilities or in connection with future debt issuances.

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

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the corridors goes above 125% or falls below 80%) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. An assessment analysis is then prepared by management to determine the prospective treatment of the hedges that failed the retrospective test to determine if any portion of the derivative may still qualify for hedge accounting treatment. If the analysis indicates future effectiveness for a portion of the hedge, the original hedge will effectively be allocated into two pieces, a trading security (ineffective portion) and “new hedge relationship” (effective portion).

The “new hedge relationship” is determined by re-aligning the hedge with the projected remaining securitization debt as of the date the original hedge became retrospectively ineffective. The ratio of the outstanding balance of the debt to notional size of the revised hedge will then be 100% as of the re-alignment date. The expected repayment pattern of the debt associated to the original hedge is used as the basis to establish the “new hedge relationship” future repayment pattern. The difference between the fair value of the original hedge and the “new hedge relationship” hedge on the re-alignment date is classified as a trading security. Once classified as a trading security, any changes in the fair value are recorded directly to the income statement as a component of gain or loss on derivative instruments.

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

(t) Recent Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for our fiscal year beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 159 during the first quarter of 2008 will have a material impact on our financial condition or results of operations, but we are currently in the process of assessing the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 during the first quarter of 2008 will have a material impact on our financial condition or results of operations, but we are currently in the process of assessing the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Prior Year Misstatements. In September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements became effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB No. 108 did not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” for the correction of an error in financial statements. We have not encountered any uncorrected prior year misstatements requiring an analysis under SAB No. 108.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN No. 48. FIN No. 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN No. 48 on January 1, 2007 did not have a material effect on our financial statements.

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

An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. We adopted the provisions of SFAS No. 156 on January 1, 2007, which had no impact on our financial condition or results of operations.

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” which amends SFAS No. 133 and No. 140. SFAS No. 155, among other things, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted the provisions of SFAS No. 155 on January 1, 2007, which did not have a material impact on our financial condition or results of operations.

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

(b) Credit Repurchase Risk - When we sell mortgage loans on a whole-loan basis we normally make certain standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans. These representations and warranties include provisions requiring us to repurchase a mortgage loan if a borrower fails to make one or more of the first loan payments due on the mortgage loan to the whole-loan sale investor within a specified period of time. At December 31, 2006 and 2005, mortgage loans held for investment - pre-securitization included approximately $764,000 and $723,000, respectively, of mortgage loans that were repurchased pursuant to such provisions.

(c) Geographical Concentration - Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States. For the year ended December 31, 2006, approximately 24% and 13%, based upon principal balance, of the mortgage loans we originated were on properties located in New York and Florida, respectively, with no other state representing more than 6% of the originations.

(4) Mortgage Loans Held for Investment, Net and Allowance for Loan Losses

              Mortgage loans held for investment represents our basis in the mortgage loans that were either delivered to securitization trusts (denoted as mortgage loans held for investment - securitized) or are pending delivery into future securitizations (denoted as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses.

              Mortgage loans held for investment - securitized is comprised of the mortgage loans collateralizing our outstanding securitization asset-backed securities. During each of the years ended December 31, 2006 and 2005, we closed four securitization transactions totaling $3.1 billion and $3.1 billion, respectively, which were structured to be accounted for as a secured financing and which were collateralized by $3.1 billion and $3.2 billion, respectively, of mortgage loans held for investment - securitized. Mortgage loans held for investment - securitized had a weighted-average interest rate of 8.19% and 7.77% per annum at December 31, 2006 and 2005, respectively.

              Mortgage loans held for investment - pre-securitization is comprised primarily of mortgage loans waiting to be either securitized, and to a lesser extent a relatively small amount of loans that may be sold on a whole loan basis. Included in our mortgage loans held for investment - pre-securitization at December 31, 2006 and 2005, was approximately $335.9 million and $222.8 million, respectively, of these mortgages that were pledged as collateral for our warehouse financings at December 31, 2006 and 2005, respectively. Mortgage loans held for investment - pre-securitization had a weighted-average interest rate of 8.73% and 8.35% per annum at December 31, 2006 and 2005, respectively.

The following table presents a summary of mortgage loans held for investment, net at December 31, 2006 and 2005:

	At December 31,
(Dollars in thousands)	2006	2005
Mortgage loans held for investment - securitized (1)	$6,051,996	$4,430,775
Mortgage loans held for investment - pre-securitization (2)	417,818	270,372
Discounts (MSR related)	(36,933)	(26,750)
Net deferred origination fees	(19,194)	(10,735)
Allowance for loan losses	(55,310)	(36,832)
Mortgage loans held for investment, net	$6,358,377	$4,626,830

(1) Included in the outstanding balance of the mortgage loans held for investment - securitized at December 31, 2006 and 2005 were $1.1 million and $3.1 million, respectively, of impaired loans. The majority of the impaired loans held at December 31, 2006 and all of the impaired loans held at December 31, 2005 were loans located in the Hurricanes Katrina and Rita disaster areas designated by the Federal Emergency Management Agency (“FEMA”).

(2) Included in the outstanding balance of the mortgage loans held for investment - pre-securitized at December 31, 2006 and 2005 were $1.5 million and $798,000, respectively, of impaired loans. The majority of the impaired loans held at December 31, 2006 and all of the impaired loans held at December 31, 2005 were loans located in the Hurricanes Katrina and Rita disaster areas designated by the FEMA.

For the years ended December 31, 2006, 2005 and 2004, we recorded interest income related to our mortgage loans held for investment - securitized of $418.8 million, $250.8 million and $75.5 million, respectively. For the years ended December 31, 2006, 2005 and 2004, we recorded interest income related to our mortgage loans held for investment - pre-securitization of $36.2 million, $30.5 million and $18.3 million, respectively.

                The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the years ended December 31, 2006 and 2005:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Beginning balance	$36,832	$10,278
Provision (1)	29,085	28,592
Charge-offs (2)	(10,607)	(2,038)
Ending balance	$55,310	$36,832

(1) The provision for loan losses for the year ended December 31, 2006 and 2005 includes a recovery of specific provision of $377,000 and a specific provision of $1.7 million, respectively, related to probable losses attributable to impaired loans.

(2) The charge-offs for the year ended December 31, 2006 and 2005 includes $342,000 (net of $10,000 of recoveries) and $3,000, respectively, of charge-offs against the specific allowance for loan losses attributable to impaired loans.

During the fourth quarter of 2005, we established a $1.7 million specific allowance for loan losses related to certain loans deemed to be impaired by the effects of Hurricanes Katrina and Rita. Our specific provision for these loans was based upon our estimated loss exposure attributable to 35 properties securing a total unpaid principal balance of $3.9 million at December 31, 2005 located in the disaster areas designated by FEMA. During the year ended December 31, 2006 as additional information was obtained, we adjusted the portion of the specific allowance related to impaired loans for the mortgage loans in the Hurricanes Katrina and Rita affected areas by recording a recovery of $716,000. During the year ended December 31, 2006 and 2005, we charged-off $342,000 and $3,000 of impaired loans, all of which were mortgage loans in the Hurricanes Katrina and Rita affected areas.

As of December 31, 2006, 2005 and 2004, we had $324.1 million (including $1.3 million of loans located in Hurricanes Katrina and Rita disaster areas designated by FEMA and $1.2 million of mortgage loans held for investment - pre-securitization), $123.0 million (including $6.1 million of loans located in Hurricanes Katrina and Rita disaster areas designated by FEMA) and $18.9 million, respectively, of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status. If the non-accrual mortgage loans held for investment at December 31, 2006, 2005 and 2004 performed in accordance with their contractual loan terms, we would have recognized an additional $12.1 million, $5.9 million and $920,000 of interest income during the years ended December 31, 2006, 2005 and 2004, respectively. We expect the amounts of non-accrual mortgage loans to change over time depending on a number of factors, such as the growth or decline in the size of our mortgage loans held for investment portfolio, the maturity of the loan portfolio, the number and dollar value of problem loans that are recognized and resolved through collection efforts made by our third-party servicer, and the amount of charge-offs. Additionally, the performance of our mortgage loans can be affected by external factors, such as economic and employment conditions, or other factors related to the individual borrower.

Our recorded investment in impaired loans at December 31, 2006 and 2005 was $2.5 million and $3.9 million, respectively. We have a related specific allowance for these impaired loans totaling $1.0 million and $1.7 million at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was $3.2 million and $324,000, respectively. We recorded $216,000 of interest income on impaired loans during the year ended December 31, 2006. We recorded no interest income on impaired loans during the years ended December 31, 2005 and 2004.

(5)  Excess Cashflow Certificates

The following table presents the activity related to our excess cashflow certificates for the years ended December 31, 2006 and 2005:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Balance, beginning of year	$7,789	$14,933
Excess cashflow certificates sold	(1,500)	--
Accretion	452	1,593
Cash receipts	(16,198)	(23,146)
Net change in fair value	10,666	14,409
Balance, end of period	$1,209	$7,789

In accordance with EITF 99-20, we regularly analyze and review our assumptions to determine that the actual rate of return (interest income) on our excess cashflow certificates is within our expected rate of return. The expected rate of return is recorded as a component of interest income. Any return that is either greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of “other income” in the consolidated statement of operations. For the years ended December 31, 2006, 2005 and 2004, we recorded interest income related to our excess cashflow certificates of $452,000, $1.6 million and $2.1 million, respectively. For the years ended December 31, 2006, 2005 and 2004, we recorded fair value gain in income related to our excess cashflow certificates of $10.7 million, $14.4 million and $1.4 million, respectively. Additionally, during the year ended December 31, 2006, we sold at fair value $1.5 million of excess cashflow certificates to a third-party without recourse. No such sales occurred during the years ended December 31, 2005 or 2004.

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

In volatile markets, like those we have experienced over the past several years, there is increased risk that our actual results may vary significantly from our assumed results. The longer the time period the uncertainty exists, the greater the volatility for our valuation assumptions and the fair value of our excess cashflow certificates.

(6) Bank Payable

In order to maximize our cash management practices, we have instituted a procedure whereby checks written against our operating account are covered as they are presented to the bank for payment, either by drawing down our lines of credit or from subsequent deposits of operating cash. The amount of bank payable at December 31, 2006 and 2005 totaled $1.6 million and $1.9 million, respectively, and represented the checks outstanding at those respective dates to be paid in this manner.

(7) Warehouse Financing

Our warehouse credit facilities are collateralized by specific mortgage loans held for investment - pre-securitization at December 31, 2006 and 2005, the balances of which are equal to or greater than the outstanding balances under the warehouse credit facility at any point in time. The amounts available under these warehouse credit facilities are based on the amount of the collateral pledged. The amount we have outstanding on our committed facilities at any period end generally is a function of the pace of mortgage loan originations relative to the timing of our securitizations and whole-loan sales.

The following table summarizes information regarding our warehouse credit facilities at December 31, 2006 and 2005:

(Dollars in thousands)	Facility		At December 31,
Warehouse Credit Facility	Amount (1)	Interest Rate	2006	2005	Expiration Date
Citigroup	$ 350,000	Margin over LIBOR	$ 234,578	$ 144,912	May 2007
Bank of America (2)	350,000	Margin over LIBOR	76,717	--	August 2007
RBS Greenwich Capital (3)	350,000	Margin over LIBOR	24,570	77,931	November 2007
JPMorgan Chase (4)	350,000	Margin over LIBOR	--	--	May 2007
Deutsche Bank (5)	350,000	Margin over LIBOR	--	--	October 2007
Total	$ 1,750,000		$ 335,865	$ 222,843

(1) The warehouse facility amount shown is as of December 31, 2006 only. The warehouse facility amount totaled $1.25 billion as of December 31, 2005.

(2) In August 2006, we extended our warehouse financing facility with Bank of America. As part of the extension, the facility amount remained the same but the committed portion of the facility changed from $350.0 million to $175.0 million.

(3) In November 2006, we extended our warehouse financing facility with RBS Greenwich Capital. As part of that extension, the facility amount remained the same but the committed portion of the facility changed from $350.0 million to $200.0 million.

(4) In May 2006, we entered into a new warehouse financing facility with JPMorgan Chase. The JPMorgan Chase warehouse facility amount is comprised of a $200.0 million committed line and a $150.0 million uncommitted line.

(5) In October 2006, we entered into a new warehouse financing facility with Deutsche Bank. The Deutsche Bank warehouse facility amount is comprised of a $200.0 million committed line and a $150.0 million uncommitted line.

As securitization transactions are completed, a substantial portion of the proceeds from the long-term debt issued in the securitization is used to pay down our warehouse credit facilities. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $335.9 million outstanding at December 31, 2006, as our mortgage production and securitization programs continue.

Our warehouse financing costs are determined based upon a margin over the one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The rate increased 171 basis points to an average of 5.10% for the year ended December 31, 2006, compared to an average of 3.39% for the same period in 2005. Partially offsetting the increase in the benchmark rate was a decrease in the average margin charged by our warehouse creditors during the same period. For the years ended December 31, 2006, 2005 and 2004, we recorded interest expense related to our warehouse financing of $30.6 million, $22.1 million and $8.0 million, respectively.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of their type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of December 31, 2006.

(8) Financing on Mortgage Loans Held for Investment, Net

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

At December 31, 2006 and 2005, the outstanding financing on mortgage loans held for investment, net consisted of $6.0 billion and $4.4 billion, respectively. The weighted-average interest rate of our financing on mortgage loans held for investment, net increased 68 basis points to 5.60% at December 31, 2006 from 4.92% at December 31, 2005.

The following table summarizes the expected maturities on our secured financings at December 31, 2006:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Financing on mortgage loans held for investment, net (1)	$6,017,947	$2,289,883	$2,247,178	$820,585	$660,301

(1) The amounts in the table do not include interest.

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

For the years ended December 31, 2006, 2005 and 2004, we recorded interest expense related to our securitization debt of $288.3 million, $145.4 million and $31.5 million, respectively. Included in financing on mortgage loans held for investment, net at December 31, 2006 and 2005 are $6.3 million and $5.3 million, respectively, of unamortized discounts. Any discounts on the financing are amortized on a level-yield basis over the estimated life of the debt issued using the interest method.

(9) Derivative Instruments

We account for our derivative financial instruments such as corridors and interest rate swaps (including amortizing notional balance interest rate swaps) as cash flow hedges. We utilize both corridors and amortizing notional balance interest rate swaps to hedge our interest payments on securitization variable-rate debt, while we utilize interest rate swaps to hedge estimated cash flows associated with future securitization financing. At December 31, 2006 and 2005, the fair value of our corridors totaled $2.5 million and $11.7 million, respectively, and the fair value of our interest rate swaps (including amortizing notional balance interest rate swaps) totaled gains of $942,000 and losses of $210,000, respectively. The fair value of our corridors and interest rate swaps are recorded as a component of prepaid and other assets or accounts payable and other liabilities.

As of December 31, 2006, the effective portion of the changes in fair value of the corridors and interest rate swaps and any losses on terminated swaps are recorded as components of accumulated other comprehensive loss, and total, net of tax, losses of $155,000 and gains of $575,000 and losses of $1.9 million, respectively. As of December 31, 2005, the effective portion of the changes in fair value of the corridors and interest rate swaps and any gains on terminated swaps are recorded as components of accumulated other comprehensive income, and total, net of tax, gains of $1.9 million and losses of $128,000 and gains of $755,000, respectively. Accumulated other comprehensive income or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings. Hedge ineffectiveness associated with hedges resulted in a $7,000 gain, $1.5 million loss and $277,000 gain for the years ended December 31, 2006, 2005 and 2004, respectively.

The estimated amortization of the accumulated other comprehensive loss at December 31, 2006 related to derivative instruments into earnings for the next twelve months is approximately $820,000 of additional expense (pre-tax), depending on future performance.

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. At December 31, 2006 and 2005, we classified $227,000 and $1.7 million, respectively, of derivative instruments (specifically corridors) as trading securities in prepaid and other assets as these instruments were no longer deemed highly effective. During the years ended December 31, 2006 and 2005, a gain of $139,000 and $545,000, respectively, was recorded to earnings on the changes in fair value of the hedges held as trading securities. None of the hedges held during the year ended December 31, 2004 were classified as trading securities.

Prior to May 2004, derivatives that were not designated as hedging instruments and thus classified as trading securities resulted in a $377,000 net loss for the year ended December 31, 2004.

The following table summarizes the notional amount, expected maturities and weighted-average strike price or rate for the corridors (caps bough and caps sold) and amortizing notional balance interest rate swaps that we held as of December 31, 2006:

(Dollars in thousands)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$954,101	$600,811	$204,667	$37,086	$28,288	$83,249
Weighted average strike price	6.93%	6.53%	7.31%	7.47%	7.45%	7.42%

Caps sold - notional	$954,101	$600,811	$204,667	$37,086	$28,288	$83,249
Weighted average strike price	9.15%	9.03%	9.30%	9.27%	9.28%	9.31%

Amortizing notional balance interest rate swaps:
Notional	$274,727	$114,547	$104,735	$55,445	$--	$--
Weighted average rate	5.15%	5.17%	5.14%	5.10%	--	--

The notional amount of the corridors totaled $2.5 billion at December 31, 2005. We had no amortizing notional balance interest rate swaps at December 31, 2005. The original stated maturities of our corridors on the date of purchase ranged from a low of 1.3 years to a maximum of 8.3 years. The original stated maturities of our amortizing interest rate swaps on the date of purchase ranged from a low of 3.0 years to a maximum of 3.1 years.

(10) Other Borrowings

Other borrowings represent capital leases and other arrangements related to our equipment financing. The following table summarizes certain information regarding other borrowings at December 31, 2006 and 2005:

(Dollars in thousands)	Range of Interest Rates	Balance at December 31,	Range of Expiration Dates

Equipment financing - 2006	6.26% to 8.95%	$ 5,970	January 2007 to November 2009

Equipment financing - 2005	3.29% to 12.45%	$ 4,785	January 2006 to December 2008

For the years ended December 31, 2006, 2005 and 2004, we recorded interest expense related to our other borrowings of $430,000, $286,000 and $296,000, respectively.

(11) Stockholders’ Equity

Stock Offering. On April 10, 2006, we closed a private placement of 2,500,000 newly issued shares, from authorized but unissued shares, of our common stock at a price of $8.25 per share to a combination of new and existing institutional investors. We received proceeds of approximately $19.3 million, after deducting expenses payable in connection with this offering. We utilized the proceeds to repay warehouse financings and originate mortgage loans.

Unearned Common Stock Held by Stock Incentive Plan. In November 2005, we granted 157,275 shares of our common stock to certain officers and employees, at a grant price of $7.46 per share (closing price on the award date of November 9, 2005) under the 2005 Plan. The shares were issued from our authorized shares on the grant date of November 9, 2005 and vest over a five-year period (50% in year 3 and 25% in each year thereafter). The deferred compensation related to the 2005 Plan awards of our common stock was recorded initially in 2005 as a reduction of stockholders' equity (specifically recorded as unearned common stock held by stock incentive plan) and represents the closing market price of our common stock on the date the shares were contributed to the 2005 Plan. In accordance with SFAS 123(R), which we adopted on January 1, 2006, we removed from stockholders’ equity the unearned common stock held by the stock incentive plan.

Other Comprehensive (Loss) Income. In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the components of OCI for the years ended December 31, 2006, 2005 and 2004 is as follows:

(Dollars in thousands)	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
For the year ended December 31, 2006:
Net unrealized holding gains on derivatives arising during the year	$1,876	$(732)	$1,144
Reclassification adjustment for losses on derivatives included in net income	(8,499)	3,315	(5,184)
Other comprehensive loss	$(6,623)	$2,583	$(4,040)

For the year ended December 31, 2005:
Net unrealized holding gains on derivatives arising during the year	$3,896	$(1,519)	$2,377
Reclassification adjustment for gain on derivatives included in net income	3,879	(1,513)	2,366
Other comprehensive income	$7,775	$(3,032)	$4,743

For the year ended December 31, 2004:
Net unrealized holding losses on derivatives arising during the year	$(4,383)	$1,709	$(2,674)
Reclassification adjustment for gain on derivatives included in net income	765	(298)	467
Other comprehensive loss	$(3,618)	$1,411	$(2,207)

(12) Employee Benefit Plans

We sponsor a 401(k) Retirement Savings Plan (the “401(k) Plan”). Substantially all of our full-time employees who are at least 21 years old are eligible to participate in the 401(k) Plan after completing one year of service. Contributions are made from employees’ elected salary deferrals. We elected to make discretionary matching contributions to the 401(k) Plan of $1.4 million, $1.3 million and $916,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The discretionary matching contributions are included as a component of “payroll and related costs” in the consolidated statements of operations. Our discretionary matching contribution vests ratably based on an employee’s years of service, and fully vests after five years.

(13) Commitments and Contingencies

Loan Commitments. We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates. We quote interest rates to customers, which are generally subject to change by us. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under GAAP. Accordingly, they are not recorded in the consolidated financial statements. At December 31, 2006 and 2005, we had outstanding origination commitments to fund approximately $117.1 million and $104.8 million, respectively, in mortgage loans.

Off-Balance Sheet Arrangements. Our off-balance sheet arrangements primarily relate to securitizations structured as sales prior to 2004. In connection with our securitization transactions that were structured as sales (and where we have recorded an economic interest, i.e., the excess cashflow certificates), there is $457.6 million and $843.2 million in collateral (primarily mortgage loans) owned by off-balance sheet trusts as of December 31, 2006 and 2005, respectively. These trusts have issued asset-backed securities secured by these mortgage loans. We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts. The third-party investors or the trusts have no recourse to our assets or us and have no ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.

Contractual Obligations. The following table summarizes our material contractual obligations at December 31, 2006:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Financing on mortgage loans held for investment, net (1) (2)	$6,017,947	$2,289,883	$2,247,178	$820,585	$660,301

Operating leases (2)	$22,649	$6,897	$9,653	$6,040	$59

Equipment financing (2)	$5,970	$257	$5,713	$--	$--

(1) Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using the same prepayment speed assumptions we use to value our excess cashflow certificates.

(2) The amounts in the table do not include interest.

Repurchase Obligations. We have repurchase agreements with several of the institutions to which we have sold mortgage loans to prior to 1991. Some of the agreements provide for the repurchase by us of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $387,000 and $762,000 at December 31, 2006 and 2005. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $81,000 and $310,000 at December 31, 2006 and 2005, respectively.

We did not record a provision for recourse loans for the year ended December 31, 2006. We recognized a recovery of $380,000 and $50,000 to the provision for recourse loans for the years ended December 31, 2005 and 2004, respectively. The adequacy of the recourse reserve is based upon management’s judgment after evaluating the historical loss experience, delinquency trends, loan volume and the impact of economic conditions in our market area.

Whole-Loan Sales Related Reserves. During the years ended December 31, 2006 and 2005, we sold $725.1 million and $561.5 million, respectively, of whole-loans on a non-recourse basis. We sold these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. In accordance with those representations and warranties we establish certain reserves as denoted below:

Premium Recapture Reserve - We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans. The premium recapture reserve is recorded as a liability on the consolidated balance sheets. We estimate recapture losses primarily based upon historical premium recaptures and by reviewing the types of loan products, interest rates, borrower prepayment fees, if any, and an estimate of the impact of future interest rate changes may have on early repayments. The premium recapture reserve totaled $958,000 and $619,000 at December 31, 2006 and 2005, respectively. We recorded a provision, net of reversals, for premium recapture of $1.1 million, $1.1 million and $309,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We recorded refunds related to premium recapture of $718,000, $718,000 and $126,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Secondary Marketing Reserve - We maintain a secondary marketing reserve related to our estimated exposure to losses arising from loan repurchases, or the net settlement, related to representation and warranty claims by investors. We estimate the exposure primarily based upon historical repurchases and estimate losses using a detailed analysis of historical loan performance by product type and origination year, similar to the analysis performed for the allowance for loan losses related to our mortgage loans held for investment portfolio. The secondary market reserve totaled $512,000 at December 31, 2006. We had no such reserve at December 31, 2005. During the year ended December 31, 2006, we recorded a secondary market reserve provision of $780,000 for losses that arise in connection with loans that we may be required to repurchase from whole-loan sale investors. No secondary market reserve provision was recorded during the years ended December 31, 2005 and 2004. During the years ended December 31, 2006 and 2005, we repurchased or net settled $2.3 million and $723,000, respectively, of loans under certain repurchase provisions related to whole-loan sales. We incurred $268,000 of losses related to loan repurchases or net settlements, which were charged to the secondary marketing reserve, during the year ended December 31, 2006. No losses were incurred related to the loans repurchased during the year ended December 31, 2005.

Operating Lease Obligations. Our rental expense, net of sublease income, for the years ended December 31, 2006, 2005 and 2004 amounted to $8.6 million, $6.7 million and $5.1 million, respectively. At December 31, 2006, we were obligated under 25 non-cancelable operating lease agreements with renewal options on properties used principally for branch operations. We expect to renew such agreements upon their expiration in the normal course of business. The agreements may contain escalation clauses commencing at various times during the lives of the agreements. Such clauses provide for increases in the annual rent. We account for operating leases with scheduled rent increases during the lease term in accordance with SFAS No. 13, “Accounting for Leases,” and as further clarified by FASB Technical Bulletin (“FTB”) No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” which requires that rental payments that are not made on a straight-line basis be recognized on a straight-line basis. Any rent escalations and rent holidays in our operating leases are recognized on a straight-line basis over the lease term (including any rent holiday period).

Additionally, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we record a liability for leases where we have ceased using the space and concluded that we will not derive any future economic benefit. The amount of the liability is based on the remaining lease rentals reduced by any potential or existing sublease rentals. Costs to terminate a lease before the end of its term are recognized and measured at fair value upon termination.

The minimum future rentals under non-cancelable operating leases as of December 31, 2006 are as follows:

(Dollars in thousands)	Amount
For the year ended December 31,:
2007	$6,897
2008	5,259
2009	4,394
2010	3,747
2011	2,293
2012 and thereafter	59
$22,649

During the year ended December 31, 2006, we entered into a non-cancelable operating sublease with a third-party to rent space in a location previously utilized by us as retail mortgage origination center. We expect to receive rental payments totaling $236,000 over the next 1.8 years related to the sublease. We had no sublease arrangements prior to 2006.

Insured AVM. We use Insured AVMs in lieu of appraisals for certain mortgage loan originations (totaling approximately 12% and 11% of our 2006 and 2005, respectively, total loan production) in order to determine the value of a properties collateralizing those loans. An Insured AVM is the coupling of a third-party valuation estimate and insurance on that value. At the closing of a loan, when an AVM is used we will purchase insurance, from a company that meets our minimum requirements (i.e., A.M. Best insurer rating of A+), that will insure the value of the property. The primary benefit of using Insured AVMs is that they substantially reduce the time to complete a value estimate on a property. In the event the borrower defaults upon the loan, resulting in the liquidation of the property, the insurance company may have to pay a portion of any losses we incur. There can be no assurance, however, that we will be able to collect any insurance in the event of a loss.

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

(14) Stock Based Incentive Plans

We have three stock benefit plans outstanding, of which two may still issue awards, the 2005 Stock Incentive Plan (“2005 Plan” or “SIP”) and the 2001 Stock Option Plan (the “2001 Plan”). The 2005 provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”). A total of 1,000,000 shares of our common stock are reserved for issuance under the 2005 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in our common stock or capital structure. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. The term of any award granted under the 2005 Plan may not be for more than 10 years (or five years in the case of an incentive stock option granted to any participant who owns stock representing more than 10% of the combined voting power of our company or any parent or subsidiary of ours), excluding any period for which the participant has elected to defer the receipt of the shares or cash issuable pursuant to the award.

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

In addition to the 2005 Plan, we have one other outstanding stock benefit plan, the 2001 Plan. The 2001 Plan authorized the reserve of 1,500,000 shares of unissued common stock for issuance. We also have options outstanding from our 1996 Stock Option Plan (the “1996 Plan” and collectively with the 2001 Plan, the “Option Plans”). At December 31, 2006, we have approximately 1.7 million shares available for grant under the outstanding stock benefit plans (2001 Plan and 2005 Plan). Substantially all of the options issued under the Option Plans vest over a five-year period at 20% per year and expire seven years from the grant date. Upon the exercise of a stock option, we will issue new shares of our common stock from authorized but unissued shares.

The following table summarizes certain information regarding the Option Plans:

	For the Year Ended December 31,
	2006		2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

January 1st balance	2,174,300	$2.87	2,091,500	$2.23	2,234,450	$2.00
Options granted	55,000	9.51	281,500	8.14	165,000	7.64
Options exercised	(321,000)	1.08	(175,900)	3.33	(233,750)	1.18
Options canceled	(126,550)	5.27	(22,800)	5.24	(74,200)	10.65
December 31st balance	1,781,750	$3.23	2,174,300	$2.87	2,091,500	$2.23
Options exercisable	1,319,317	$2.07	1,321,973	$1.79	944,780	$2.01

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	At December 31, 2006
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.50 - $2.00	1,108,450	1.75	$0.89	1,017,800	$0.81
$2.50 - $3.00	100,000	2.16	2.75	80,000	2.75
$4.60 - $5.94	57,500	3.59	5.79	34,100	5.80
$6.67 - $8.20	390,800	4.93	7.62	165,167	7.73
$9.12 - $10.30	125,000	5.76	9.48	22,250	9.59
	1,781,750	2.81	$3.23	1,319,317	$2.07

In accordance with SFAS No. 123(R), our income before income tax expense and net income for the year ended December 31, 2006 included stock option compensation cost (recorded as a component of non-interest expense - payroll and related costs) of $516,000 and $315,000, respectively, which reduced by $0.01 our basic and diluted earnings per share for the year.

The fair value of each option award is estimated on the date of grant using the Black Scholes Merton option pricing model. For options granted prior to January 1, 2006, the fair value was calculated for purposes of the SFAS No. 123 pro forma disclosures only. The weighted average assumptions used in the valuations are summarized as follows:

	For the Year Ended December 31,
	2006	2005	2004

Expected dividend yield	2.1%	2.5%	0.9%
Expected volatility	51.1%	48.2%	67.4%
Risk-free interest rate	4.8%	4.2%	3.5%
Expected life	3.7 years	3.8 years	3.7 years
Annual forfeiture rate	7.9%	n/a	n/a

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2006, 2005 and 2004 was $3.58, $3.11 and $4.48, respectively, per option. Under the Black Scholes Merton option pricing model, the expected term of the options is estimated based on historical option exercise activity and represents the period of time that options granted are expected to be outstanding. The expected volatility is based on the historical volatility of our common stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the option activity regarding the Option Plans for the year ended December 31, 2006:

(Dollars in thousands, except weighted average exercise price)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2006 balance	2,174,300	$2.87
Options granted	55,000	9.51
Options exercised	(321,000)	1.08
Options expired	(107,000)	5.68
Options forfeited	(19,550)	3.07
December 31, 2006 balance	1,781,750	$3.23	2.8 years	$12,296
Options fully vested and exercisable	1,319,317	$2.07	2.2 years	$10,637

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the stock options exercised during the years ended December 31, 2006 and 2005 was $2.6 million and $1.2 million, respectively. As of December 31, 2006, there was $812,000 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Option Plans. The unrecognized compensation cost at December 31, 2006 is expected to be recognized over a weighted average period of 2.40 years.

Cash received from option exercises under the Option Plans for the years ended December 31, 2006 and 2005 was $346,000 and $585,000, respectively. The actual tax benefit for the tax deductions from option exercises totaled $1.0 million and $354,000 for the years ended December 31, 2006 and 2005, respectively. The fair value of the shares that vested during the years ended December 31, 2006 and 2005 totaled $566,000 and $526,000, respectively.

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

Our income before income tax expense and net income for the year ended December 31, 2006 included a restricted stock award compensation cost (recorded as a component of non-interest expense - payroll and related costs) of $372,000 and $227,000, respectively, which reduced by $0.01 our basic and diluted earnings per share for the year. Our income before income tax expense and net income for the year ended December 31, 2005 included restricted stock award compensation cost of $46,000 and $28,000, respectively, which had no impact on basic earnings per share and diluted earnings per share for the year. No restricted stock awards were outstanding during the year ended December 31, 2004. The adoption of SFAS No. 123(R) did not have a material impact on our statement of operations related to restricted stock awards. The status of our non-vested restricted stock awards as of December 31, 2006 and 2005, and changes during the years ended December 31, 2006 and 2005 are set forth in the following table:

	For the Year Ended December 31,
	2006		2005
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested restricted stock awards at beginning of year	157,275	$7.46	--	$--
Granted	57,500	9.66	157,275	7.46
Vested	(3,750)	9.39	--	--
Forfeited	(7,250)	7.46	--	--
Non-vested restricted stock awards at end of year	203,775	$8.05	157,275	$7.46

The grants issued during the year ended December 31, 2006 primarily vested over a 3 to 5 year period (either 100% vest in year 3, vested 25% upon grant and 25% per year over the next 3 years or 50% vest in year 3, 25% vest in year 4 and 25% vest in year 5). The grants issued during the year ended December 31, 2005 vested over a 5 year period on a prorated basis (50% vest in year 3, 25% vest in year 4 and 25% vest in year 5). As of December 31, 2006, there was $1.3 million of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan. The unrecognized compensation cost at December 31, 2006 is expected to be recognized over a weighted average period of 2.77 years.

Share-based employee awards granted for the year ended December 31, 2005 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to 2006 that had no intrinsic value on the date of grant.

SFAS No. 123(R) requires the disclosure of pro-forma information for periods prior to adoption. The following table illustrates the pro forma net income for the years ended December 31, 2005 and 2004 as if the fair-value-based method of SFAS No. 123 had been applied to account for stock-based compensation expenses:

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004
Net income (loss), as reported	$17,955	$(9,349)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards net of tax	(413)	(285)
Pro forma net income (loss) applicable to common shares	$17,542	$(9,634)

Earnings per share:
Basic - as reported	$0.88	$(0.51)
Basic - pro forma	$0.86	$(0.52)
Diluted - as reported	$0.84	$(0.51)
Diluted - pro forma	$0.82	$(0.52)

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

(15) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004

Current income taxes:
Federal	$6,076	$16,211	$10,606
State and local	1,162	2,828	1,876
Total current income taxes	7,238	19,039	12,482

Deferred income taxes:
Federal	9,852	(6,385)	(14,933)
State and local	1,846	(1,196)	(2,798)
Total deferred income taxes	11,698	(7,581)	(17,731)

Total provision (benefit) for income taxes	$18,936	$11,458	$(5,249)

The tax effect of significant temporary differences comprising our net deferred tax asset as of December 31, 2006 and 2005 were as follows:

	At December 31,
(Dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$21,571	$14,364
Excess cashflow certificates	12,512	21,795
Mortgage loans held for investment	5,960	8,353
Capitalized origination fees and related costs, net	2,614	9,528
Accrued interest receivable	2,233	--
Accrued expenses	1,930	1,667
Other comprehensive income	962	--
Stock-based compensation expense	348	--
Accumulated depreciation	46	--
Deferred hedge gain	--	1,039
Deferred tax assets	48,176	56,746

Deferred tax liabilities:
REIT dividends	(1,473)	--
Deferred hedge loss	(943)	--
Other comprehensive income	--	(1,621)
Accumulated depreciation	--	(250)
Deferred tax liabilities	(2,416)	(1,871)

Total deferred tax asset	$45,760	$54,875

We had no valuation allowances at December 31, 2006 and 2005.

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

At December 31, 2006 and 2005 there were no NOL carryforwards.

A reconciliation of the statutory income tax rate to the effective income tax rate, as applied to income (loss) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	For the Year Ended December 31,
	2006	2005	2004

Statutory tax rate	35.0%	35.0%	(35.0)%
State and local taxes, net of federal benefit	4.0	3.6	(4.1)
Non-deductible expenses and other (1)	(0.1)	0.4	3.1
Total tax rate	38.9%	39.0%	(36.0)%

(1) For the year ended December 31, 2004, the non-deductible expenses and other relates primarily to non-deductible compensation under the Internal Revenue Code Section 162(m).

(16) Earnings Per Share

We calculate our EPS in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income (loss).

	For the Year Ended December 31,
(Dollars in thousands, except share and per share data)	2006	2005	2004

Net income (loss), as reported	$29,765	$17,955	$(9,349)
Less: preferred stock dividends	--	--	--
Net income (loss) available to common shareholders	$29,765	$17,955	$(9,349)

Basic - weighted-average shares	22,477,213	20,349,515	18,375,864
Basic EPS	$1.32	$0.88	$(0.51)

Basic - weighted-average shares	22,477,213	20,349,515	18,375,864
Incremental shares-options (1)(2)(3)	801,162	933,705	--
Diluted - weighted-average shares	23,278,375	21,283,220	18,375,864
Diluted EPS	$1.28	$0.84	$(0.51)

(1) For the year ended December 31, 2006, the weighted average of approximately 204,000 unvested restricted stock awards (including approximately 58,000 restricted stock awards granted during the fourth quarter of 2006) are included in the calculation of diluted earnings per share. Also, for the year ended December 31, 2006, approximately 29,000 out-of-the-money employee stock options, on a weighted average basis, were excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

(2) For the year ended December 31, 2005, the weighted average of approximately 157,000 restricted stock awards granted on November 9, 2005 are included in the calculation of diluted earnings per share. Also, for the year ended December 31, 2005, approximately 68,000 out-of-the-money employee stock options, on a weighted average basis, were excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

(3) For the year ended December 31, 2004, approximately 1.0 million in-the-money employee stock options were excluded from the calculation of diluted earnings per share since their effect is anti-dilutive. Also, for the year ended December 31, 2004, approximately 44,000 out-of-the-money employee stock options, on a weighted average basis, were excluded from the calculation of diluted earnings per share since their effect is anti-dilutive.

On April 10, 2006, we closed a private placement of 2,500,000 newly issued shares, from authorized but unissued shares, of our common stock at a price of $8.25 per share to a combination of new and existing institutional investors. We received proceeds of approximately $19.3 million, after deducting expenses payable in connection with this offering. The proceeds were used to repay warehouse financings and originate mortgage loans.

(17) Fair Value of Financial Instruments

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

The following table summarizes the carrying values and estimated fair values of our on-balance sheet financial instruments at December 31, 2006 and 2005:

	At December 31, 2006		At December 31, 2005
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$5,741	$5,741	$4,673	$4,673
Mortgage loans held for investment, net	6,358,377	6,511,754	4,626,830	4,718,788
Trustee receivable	73,361	73,361	56,164	56,164
Accrued interest receivable	41,684	41,684	26,952	26,952
Excess cashflow certificates	1,209	1,209	7,789	7,789
Derivative assets	3,426	3,426	11,744	11,744

Financial Liabilities:
Bank payable	1,557	1,557	1,921	1,921
Warehouse financing	335,865	335,865	222,843	222,843
Financing on mortgage loans held for investment, net	6,017,947	5,976,072	4,436,938	4,388,118
Other borrowings	5,970	5,970	4,785	4,785
Accrued interest payable	25,052	25,052	13,091	13,091
Derivative liabilities	12	12	210	210

The methods and significant assumptions used to estimate fair values pertaining to our financial instruments are as follows:

Cash and Cash Equivalents - The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

Mortgage Loans Held for Investment - The estimated fair value for mortgage loans held for investment is determined based upon discounted cash flow model.

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

Derivative Financial Instruments - The fair value is based on a third-party pricing model.

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

Off-balance Sheet Financial Instruments - We ascribe no value to loan origination commitments as of December 31, 2006 and 2005 because there are no interest rate-lock commitments on the mortgage loans. We had no forward sale commitments as of December 31, 2006 and 2005.

(18) General and Administrative Expenses

The following table is a summary of general and administrative expenses:

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
General and administrative expenses:
Rent and occupancy	$9,028	$7,102	$5,444
Advertising, promotional and marketing	6,274	6,080	1,987
Professional fees	5,538	6,886	2,745
Telephone	3,871	3,801	3,193
Depreciation and amortization	3,516	2,381	1,940
Fees and licenses	3,046	2,738	2,058
REO related expenses and losses	2,621	336	--
Travel and entertainment	2,359	2,267	1,341
Non-deferrable loan origination expenses (1)	2,008	1,880	1,581
Computer expenses	1,190	1,059	1,827
Management and consulting	1,314	701	1,647
Other administrative expenses	6,662	7,236	6,389
Total general and administrative expenses	$47,427	$42,467	$30,152

(1) Non-deferrable loan origination expenses is comprised of credit report and appraisal expenses related to loan applications that did not result in a closed loan.

Condensed Quarterly Financial Data (Unaudited)

The following table is a summary of financial data by quarter for the years ended December 31, 2006 and 2005:

	For the 2006 Quarters Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31

Net interest income	$34,707	$36,442	$37,579	$39,002
Provision for loan losses	6,404	6,998	6,874	8,809
Net interest income after provision for loan losses	28,303	29,444	30,705	30,193
Net gain on sale of mortgages	7,061	7,039	9,501	9,957
Other income	3,376	4,256	1,815	1,767
Non-interest expense	27,917	28,837	29,157	28,805
Income before income tax expense	10,823	11,902	12,864	13,112
Income tax expense	4,237	4,661	4,904	5,134
Net income	$6,586	$7,241	$7,960	$7,978

Basic earnings per share (1)	$0.32	$0.32	$0.34	$0.34
Diluted earnings per share (1)	$0.31	$0.31	$0.33	$0.33

	For the 2005 Quarters Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31

Net interest income (2)(3)	$27,093	$29,668	$32,410	$33,866
Provision for loan losses	6,864	7,478	6,586	7,664
Net interest income after provision for loan losses	20,229	22,190	25,824	26,202
Net gain on sale of mortgages	5,328	6,592	7,494	7,779
Other income	2,815	2,581	6,263	3,015
Non-interest expense (3)	24,933	25,460	28,664	27,842
Income before income tax expense	3,439	5,903	10,917	9,154
Income tax expense	1,380	2,328	4,283	3,467
Net income	$2,059	$3,575	$6,634	$5,687

Basic earnings per share (1)	$0.10	$0.18	$0.33	$0.28
Diluted earnings per share (1)	$0.10	$0.17	$0.31	$0.27

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents utilized throughout the year, which changes with the market price of the common stock.

(2) During the quarter ended December 31, 2005, we recorded $803,000 of interest income related to a cumulative adjustment for the effects of an immaterial correction in recognition of net deferred fees in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans” that related to the quarters ended March 31, 2004 through September 30, 2005. This was the result of a revision in 2005 to our methodology to separate respective securitization loan pools into homogeneous pools based upon product type - each of which contains a large number of similar loans for which prepayments are probable and the timing and amount of prepayments are reasonably predictable.

(3) During the quarter ended December 31, 2005, we recorded in interest expense and loss on derivative instruments $258,000 and $263,000, respectively, of income and gain related to a cumulative adjustment for the effects of an immaterial correction to other comprehensive income (“OCI”) for the ineffectiveness on certain hedges that related to the quarters ended December 31, 2004 through September 30, 2005. This revision is in accordance with Derivatives Implementation Group SFAS No. 133 Implementation Issue No. G17, “Cash Flow Hedges: Impact on Accumulated Other Comprehensive Income of Issuing Debt with a Term That Is Shorter Than Originally Forecasted.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Attestation Report of the Registered Public Accounting Firm. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by BDO Seidman, LLP, an independent registered public accounting firm. Their report, which appears in Item 8 - Financial Statement and Supplementary Data included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

Changes in Internal Control over Financial Reporting. During the fourth quarter of 2006, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 10 of Form 10-K. The proxy will be filed within 120 days of December 31, 2006.

Item 11. Executive Compensation.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 11 of Form 10-K. The proxy will be filed within 120 days of December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 12 of Form 10-K. The proxy will be filed within 120 days of December 31, 2006.

Items 13. Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 13 of Form 10-K. The proxy will be filed within 120 days of December 31, 2006.

Item 14. Principal Accountant Fees and Services.

We incorporate by reference information in our proxy statement that complies with the information called for by Item 14 of Form 10-K. The proxy will be filed within 120 days of December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements:

The following Consolidated Financial Statements of Delta Financial Corporation and Subsidiaries are included in Part II, Item 8 of this report:

(b) Exhibits:

Exhibit No.	Filed	Description

3.1	(a)	Certificate of Incorporation of Delta Financial Corporation
3.2	(b)	Second Amended Bylaws of Delta Financial Corporation
10.1	(c)	Employment Agreement dated February 27, 2002 between the Registrant and Hugh Miller
10.2	(i)	Employment Agreement dated December 30, 2005 between the Registrant and Sidney A. Miller
10.3	(f)	Employment Agreement dated October 12, 2006 between the Registrant and Randall F. Michaels
10.4	(g)	Employment Agreement dated March 24, 2005 between the Registrant and Richard Blass
10.5	(a)	Lease Agreement between Delta Funding Corporation and the Tilles Investment Company, and the Second, Third and Fourth Amendments to Lease Agreement
10.6	(d)	Fifth, Sixth and Seventh Amendments to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company
10.7	(e)	Eighth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company
10.8	(c)	Ninth Amendment to Lease Agreement between Delta Funding Corporation and the Tilles Investment Company (assumed by Lake Park 1000 Woodbury LLC and CLK HP 1000 Woodbury LLC in 2006)
10.9	(a)	1996 Stock Option Plan of Delta Financial Corporation
10.10	(c)	2001 Stock Option Plan of Delta Financial Corporation
10.11	(h)	2005 Stock Incentive Plan of Delta Financial Corporation
10.12	(h)	2005 Senior Executive Bonus Plan of Delta Financial Corporation
11.0	(j)	Statement Re: Computation of Per Share Earnings
21.1	(j)	Subsidiaries of Registrant
23.1	(j)	Consent of Independent Registered Public Accounting Firm
23.2	(j)	Consent of Independent Registered Public Accounting Firm
31.1	(j)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(j)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(j)	Section 1350 Certification of the Chief Executive Officer
32.2	(j)	Section 1350 Certification of the Chief Financial Officer
_______________

(a)   Incorporated by reference from our Registration Statement on Form S-1 (No. 333-11289), filed with the Commission on September 3, 1996, and related amendments to the Form S-1.(b)   Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12109), filed with the Commission on March 31, 1999.
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
(f)    Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on October 13, 2006.
(g)   Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12109), filed with the Commission on March 31, 2005.(h)   Incorporated by reference from our Quarterly Current Report on Form 8-K (File No. 1-12109), filed with the Commission on May 25, 2005.
(i)    Incorporated by reference from our Current Report on Form 8-K (File No. 1-12109), filed with the Commission on December 30, 2005.
(j)    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA FINANCIAL CORPORATION
(Registrant)

Dated: March 9, 2007               By: /s/ HUGH MILLER
                                                         Hugh Miller
                                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ SIDNEY A. MILLER Sidney A. Miller	Chairman of the Board of Directors	March 9, 2007

/s/ HUGH MILLER Hugh Miller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007

/s/ RICHARD BLASS Richard Blass	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2007

/s/ MARTIN D. PAYSON Martin D. Payson	Director	March 9, 2007

/s/ ARNOLD B. POLLARD Arnold B. Pollard	Director	March 9, 2007

/s/ MARGARET A. WILLIAMS Margaret A. Williams	Director	March 9, 2007

/s/ JOHN ADAMOVICH, JR. John Adamovich, Jr.	Director	March 9, 2007

/s/ WILLIAM ADDAS William Addas	Director	March 9, 2007