Form 10-Q
period 2007-03-31
DELTA FINANCIAL CORP
filed 2007-05-10
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                                                          (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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
Yes [ ]  No [ x ]

As of May 7, 2007, 23,580,961 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.
DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	At March 31, 2007	At December 31, 2006
	(Unaudited)
Assets:
Cash and cash equivalents	$7,007	$5,741

Mortgage loans held for investment, net of discounts and deferred origination fees	7,033,655	6,413,687
Less: Allowance for loan losses	(60,868)	(55,310)
Mortgage loans held for investment, net	6,972,787	6,358,377

Trustee receivable	76,789	73,361
Accrued interest receivable	44,394	41,684
Excess cashflow certificates	--	1,209
Equipment, net	7,981	8,287
Accounts receivable	15,324	4,872
Prepaid and other assets	52,115	49,836
Deferred tax asset	36,930	45,760
Total assets	$7,213,327	$6,589,127

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,935	$1,557
Warehouse financing	457,081	335,865
Financing on mortgage loans held for investment, net	6,506,954	6,017,947
Other borrowings	6,271	5,970
Accrued interest payable	27,669	25,052
Accounts payable and other liabilities	62,014	53,160
Total liabilities	7,061,924	6,439,551

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 23,699,761 and 23,607,611 shares issued and 23,582,961 and 23,490,811 shares outstanding at March 31, 2007 and December 31, 2006, respectively	234	234
Additional paid-in capital	142,472	141,984
Retained earnings	13,901	10,180
Accumulated other comprehensive loss	(3,886)	(1,504)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	151,403	149,576
Total liabilities and stockholders’ equity	$7,213,327	$6,589,127

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2007	2006

Interest income	$140,960	$101,973
Interest expense	100,522	67,266
Net interest income	40,438	34,707
Provision for loan losses	10,645	6,404
Net interest income after provision for loan losses	29,793	28,303

Non-interest income:
Net gain on sale of mortgage loans	7,840	7,061
Other income	1,823	3,376
Total non-interest income	9,663	10,437

Non-interest expense:
Payroll and related costs	17,217	17,030
General and administrative	13,672	11,162
Loss (gain) on derivative instruments	96	(275)
Total non-interest expense	30,985	27,917

Income before income tax expense	8,471	10,823
Provision for income tax expense	3,584	4,237
Net income	$4,887	$6,586

Comprehensive Income:
Other comprehensive (loss) income	(2,382)	4,070
Comprehensive income	$2,505	$10,656

Per Share Data:
Basic - weighted average number of shares outstanding	23,292,385	20,497,408
Diluted - weighted average number of shares outstanding	24,076,959	21,360,176

Net income applicable to common shares	$4,887	$6,586

Basic earnings per share - net income	$0.21	$0.32
Diluted earnings per share - net income	$0.20	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March, 2007
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at December 31, 2006	$234	$141,984	$10,180	$(1,504)	$(1,318)	$149,576
Stock options exercised	--	40	--	--	--	40
Excess tax benefit related to share-based compensation	--	52	--	--	--	52
Share-based compensation expense	--	396	--	--	--	396
Dividend declared and payable	--	--	(1,166)	--	--	(1,166)
Change in net unrealized losses from derivatives, net of tax	--	--	--	(2,382)	--	(2,382)
Net income	--	--	4,887	--	--	4,887
Balance at March 31, 2007	$234	$142,472	$13,901	$(3,886)	$(1,318)	$151,403

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,887	$6,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,645	6,404
Provision for recourse loans, premium recapture and secondary marketing losses	345	410
Depreciation and amortization	945	791
Deferred tax expense	10,353	2,611
Deferred origination income	(4,396)	(3,514)
Gain on change in fair value of excess cashflow certificates	(1,560)	(3,261)
Gain on sale of mortgage loans, net	(8,104)	(7,471)
Gain on sale of mortgage servicing rights	(250)	(46)
Amortization of deferred debt issuance costs and premiums	(1,319)	(3,137)
Cash flows received from excess cashflow certificates, net of accretion	1,719	5,994
Proceeds from sale of excess cashflow certificates	1,050	--
Proceeds from sale of mortgage servicing rights, net	8,550	6,387
Stock-based compensation expense	396	188
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,452)	1,077
Increase in trustee receivable	(3,428)	(17,351)
Increase in accrued interest receivable	(2,682)	(2,377)
(Increase) decrease in prepaid and other assets	(5,994)	1,017
Increase in accrued interest payable	2,617	3,188
Increase in accounts payable and other liabilities	8,021	2,810
Net cash provided by operating activities	11,343	306

Cash flows from investing activities:
Origination of mortgage loans held for investment, net of repayments	(802,152)	(625,751)
Proceeds from sale of mortgage loans	185,186	172,182
Purchase of equipment	(639)	(1,059)
Net cash used in investing activities	(617,605)	(454,628)

Cash flows from financing activities:
Proceeds from (repayment of) warehouse financing, net	121,216	(99,666)
Proceeds from financing on mortgage loans held for investment, net	486,705	556,125
Proceeds from (repayment of) other borrowings, net	301	(585)
Increase (decrease) in bank payable	378	(72)
Cash dividends paid on common stock	(1,164)	(1,030)
Excess tax benefit related to share-based compensation	52	435
Proceeds from exercise of stock options	40	137
Net cash provided by financing activities	607,528	455,344

Net increase in cash and cash equivalents	1,266	1,022

Cash and cash equivalents at beginning of period	5,741	4,673

Cash and cash equivalents at end of period	$7,007	$5,695

	Three Months Ended March 31,
	2007	2006
Supplemental Information:
Cash paid (received) during the period for:

Interest	$96,010	$63,593
Income taxes (1)	$(5)	$1,736

Non cash transactions:

Transfer of mortgage loans held for investment to REO, net	$13,455	$5,442
Dividends payable	$1,166	$1,038

(1) The amount shown for cash received for income taxes for the three months ended March 31, 2007 is net of $33,000 of taxes paid during the same period.

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Delta Financial Corporation and its subsidiaries (collectively, the “Company,” “we” or “us”). The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the financial position and results of operations for the periods presented. Certain reclassifications have been made to prior-period financial statements to conform to the 2007 presentation.

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that should be expected for the entire year.

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

(3) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

        For cash flow reporting purposes, cash and cash equivalents include: cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments. Included in cash and cash equivalents were $6.5 million and $5.1 million of interest-bearing deposits with select financial institutions at March 31, 2007 and December 31, 2006, respectively.

        Additionally, cash and cash equivalents as of March 31, 2007 and December 31, 2006 included restricted cash held for various reserve accounts totaling $1.2 million and $604,000, respectively.

(b) Mortgage Loans Held for Investment, Net

Mortgage loans held for investment, net represents fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years that are securitized through transactions structured and accounted for as secured financings (mortgage loans held for investment - securitized) or held pending securitization (mortgage loans held for investment - pre-securitization). Mortgage loans held for investment are primarily secured by residential properties and stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, net of discounts and net of deferred origination fees or costs.

Discounts related to mortgage loans held for investment are recorded from the creation of mortgage servicing assets. The allocated cost basis of mortgage servicing rights (“MSRs”) is recorded as an asset with an offsetting reduction (i.e., discount) in the cost basis of the mortgage loans. Under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125,” the discount is measured using the relative fair values of the mortgage loans and MSRs to allocate the carrying value between the two assets. The MSRs are generally sold to a third-party servicer. The resulting discount is accreted to interest income on a level-yield basis over the estimated life of the related loans, on a per securitization basis, using the interest method calculation.

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

The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on the amount of time spent and actual costs incurred, including the cost of loan origination personnel in the performance of specific activities, directly related to the origination of funded mortgage loans for that period. These activities include evaluating the prospective borrowers’ financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts. Management periodically reviews its time and cost estimates to determine if updates and refinements to the deferral amounts are necessary.

The secured financing related to the mortgage loans held for investment - securitized is included in our consolidated balance sheets as financing on mortgage loans held for investment, net. Once the mortgage loans are securitized, we earn the net pass-through rate of interest and pay interest on our financing on mortgage loans held for investment, net.

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

(c) Allowance and Provision for Loan Losses

In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15,” we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that we bear probable losses on these loans. Provision amounts are charged as a current period expense to operations. We charge-off uncollectible loans at the time we deem they are not probable of being collected. In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance. We stratify the loans held for investment into separately identified loan pools based upon seasoning criteria. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology by which to calculate or estimate the allowance for loan losses. The results of that analysis are then applied to the current long-term mortgage portfolio, and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio. Losses incurred are written-off against the allowance for loan losses.

In analyzing the adequacy of this allowance, there are qualitative factors and estimates that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrowers’ ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control, there is inherent uncertainty in our estimates. Accordingly, it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for loan losses, our income for that period would decrease. Management considers the current allowance for loan losses to be adequate.

In accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures,” a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement. Based upon the analysis performed, we identified certain mortgage loans in which the borrowers’ ability to repay the loans in accordance with their contractual terms was impaired. At March 31, 2007, we have a specific reserve of $754,000 on impaired loans. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the impaired mortgage loans.

(d) Trustee Receivable

Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. Each month, the third-party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments generally received through a mid-month cut-off date. We record unscheduled principal and interest payments and prepaid principal loan payments received after the cut-off date for the current month as a trustee receivable on the consolidated balance sheets. The trustee or third-party loan servicer retains these unscheduled principal and interest payments until the following month’s scheduled remittance date, at which time they primarily will be used to pay down financing on mortgage loans held for investment, net.

(e) Excess Cashflow Certificates

Prior to 2004, we structured our securitization transactions to be accounted for as sales. In these transactions, the excess cashflow certificates represent one or all of the following assets: (1) residual interest (“BIO”) certificates; (2) P certificates (prepayment penalty fees); (3) payments from our interest rate cap providers; and (4) net interest margin (“NIM”) owner trust certificates. Our excess cashflow certificates were classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their then allocated estimated fair value. The amount recorded for the excess cashflow certificates is reduced for cash distributions received, and is adjusted for income accretion and subsequent changes in the fair value. Any changes in fair value are recorded as a component of “other income” in our consolidated statement of operations. For the three months ended March 31, 2007 and 2006, we recorded $1.6 million and $3.3 million, respectively, of other income due to an increase in the fair value of excess cashflow certificates. During the three months ended March 31, 2007, we sold all of our remaining excess cashflow certificates.

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

Depreciation and amortization are included in “non-interest expense - general and administrative” in our consolidated statements of operations, and amounted to approximately $945,000 and $791,000 for the three months ended March 31, 2007 and 2006, respectively. Accumulated depreciation and amortization totaled $16.7 million and $16.0 million at March 31, 2007 and December 31, 2006, respectively.

(g) Real Estate Owned

Real estate owned (“REO”) represents properties acquired through, or in lieu of, foreclosure. REO properties are recorded at the lower of cost or fair value less estimated selling costs. The fair value of an REO property is determined based upon values (i.e., appraisal or broker price opinion) obtained by the third-party servicer. REO properties are evaluated periodically for recoverability and any subsequent declines in value are reserved for through a provision. Any costs incurred to maintain the REO properties are expensed as incurred. Gains or losses on the sale of REO properties are recognized upon disposition.

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

Included in “prepaid and other assets” on our consolidated balance sheets are $34.1 million and $29.6 million of REO properties as of March 31, 2007 and December 31, 2006, respectively. Included in “general and administrative expenses” on our statements of operations are provisions for the decrease in the fair value of the REO properties of $2.2 million and $131,000 recognized during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and the year ended December 31, 2006, we sold $6.0 million and $8.8 million, respectively, of REO properties.

(h) Warehouse Financing

Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held prior to securitization. Generally, warehouse financing facilities are used as interim, short-term financing which bears interest at a fixed margin over the one-month London Inter-Bank Offered Rate (“LIBOR”). The outstanding balance of our warehouse financings will fluctuate based on our lending volume, cash flows from operations, whole-loan sales activity, other financing activities and equity transactions. Any commitment fees paid to obtain the warehouse financing are capitalized and recognized as a component of “non-interest expense - general and administrative” over the term of the warehouse agreement, normally a 12-month period.

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

Asset-backed securities are secured, or backed, by the pool of mortgage loans held by the securitization trust, which are recorded as mortgage loans held for investment - securitized within our consolidated balance sheets. Generally, the asset-backed security financing is comprised of a series of senior and subordinate securities with varying maturities ranging generally from one to 20 years and bearing either a fixed rate of interest or a variable rate of interest (representing a fixed margin over one-month LIBOR). The variable-rate asset-backed securities adjust monthly.

Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level-yield basis over the estimated life of the debt issued. From time-to-time, we may utilize derivative instruments, such as interest rate swap contracts and corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices), as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk). (See - Note 3(o) - “Derivative Instruments” and Note 10 - “Derivative Instruments” for further information regarding hedging securitization financing).

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

Under SFAS No. 140, the securitizations are accounted for as financings. The securitization trusts do not meet the qualifying special purpose entity (“QSPE”) criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the option to either contribute a derivative instrument into the trust or purchase up to 1% of the mortgage loans contained in the securitization mortgage pool. Our pre-2004 securitizations met the sales criteria of SFAS No. 140, which required the securitizations to be accounted for as a sale of mortgage loans.

(j) Interest Income

Interest income primarily represents the sum of (a) the gross interest, net of servicing fees, we earn on mortgage loans held for investment - securitized; (b) the gross interest we earn on mortgage loans held for investment - pre-securitization; (c) securitization accrued bond interest (income received from the securitization trust for fixed-rate asset-backed securities at the time of securitization settlement); (d) excess cashflow certificate income; (e) interest earned on bank accounts; (f) prepayment penalty fees; and (g) amortized discounts, deferred costs and fees recognized on a level-yield basis.

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

We generally sell loans on a servicing-released basis and as such, the risk of loss or default by the borrower has generally been assumed by the purchaser. However, we are generally required to make certain representations and warranties to these purchasers relating to borrowers’ creditworthiness, loan documentation and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

During the three months ended March 31, 2007 and 2006, we sold $177.1 million and $164.7 million, respectively, of whole loans on a non-recourse basis. We establish a premium recapture reserve for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. We also establish a secondary marketing reserve based upon our estimated exposure to losses arising from loan repurchases, or net settlements, related to representation and warranty claims made by whole-loan sale investors. The premium recapture and secondary marketing reserves are recorded as liabilities on our consolidated balance sheets when the mortgage loans are sold, based on our historical experience. The provisions recorded for the premium recapture and secondary marketing reserves are recognized at the date of sale and are included in the consolidated statements of operations as a reduction of gain on sale of mortgage loans. The premium recapture reserve totaled $694,000 and $958,000 at March 31, 2007 and December 31, 2006, respectively. The secondary marketing reserve totaled $454,000 and $512,000 at March 31, 2007 and December 31, 2006, respectively.

(m) Mortgage Servicing Rights Sales

We generally sell the MSRs to a third-party as of the securitization date. Upon the sale, we allocate a portion of the accounting basis of the mortgage loans held for investment to the MSRs based upon the relative fair values of the mortgage loans and the MSRs, which results in a discount to the mortgage loans held for investment. That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool-by-pool basis, using the interest rate method. For the three months ended March 31, 2007 and 2006, we received $8.5 million and $6.4 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings.

(n) Stock-Based Compensation

We have various stock-based compensation plans for employees and outside directors, which are described more fully in Note 5, “Stock-Based Compensation.” Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123(R) generally are applied only to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123(R). Additionally, under this method, compensation cost recognized for the three months ended March 31, 2007 and 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Prior to January 1, 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock option compensation cost was recognized in our consolidated statements of operations prior to January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Additionally, the adoption of SFAS No. 123(R) did not have a material impact on our consolidated statements of operations related to restricted stock awards. Prior to the adoption of SFAS No. 123(R), compensation expense was being recognized over the restricted stock award’s vesting period, which is in accordance with how such expense is being recognized under SFAS No. 123(R).

For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (“APIC Pool”), we determined the net excess tax benefits that would have qualified as such had we adopted SFAS No. 123 for recognition purposes for all of our stock-based award grants made after December 31, 1994.

(o) Derivative Instruments

We regularly issue asset-backed securities in our securitizations that are collateralized by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets, until permanent financing is arranged, such as when asset-backed certificates are issued. Our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings. We also use corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) and/or amortizing notional balance interest rate swaps that are designed to limit our financing costs within the securitization by maintaining minimum margins. Both the interest rate swaps and corridors are derivative instruments that trade in liquid markets, and neither is used by us for speculative purposes.

In accordance with SFAS No. 133, all derivatives are recorded on the balance sheet at fair value. When derivatives are used as hedges, certain criteria must be met, in order to qualify for hedge accounting. Under SFAS No. 133, cash flow hedge accounting is permitted only if a hedging relationship is properly documented and qualifying criteria are satisfied. For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

Cash flow hedge accounting is appropriate for hedges of forecasted interest payments associated with future periods - whether as a consequence of interest to be paid on existing variable-rate debt or in connection with future debt issuances.

Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective.” The effective portion of the derivative's gain or loss is initially reported as a component of “other comprehensive income or loss” (“OCI”) and subsequently reclassified into earnings when the forecasted interest payments affect earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

To qualify for cash flow hedge accounting treatment, all of the following factors must be met:

•	Hedges must be contemporaneously documented, with the objective and strategy stated, along with an explicit description of the methodology used to assess effectiveness and measure ineffectiveness;

•	Dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must be explicitly documented;

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

The “new hedge relationship” is determined by re-aligning the hedge with the projected remaining securitization debt as of the date the original hedge became retrospectively ineffective. The ratio of the outstanding balance of the debt to notional size of the revised hedge will then be 100% as of the re-alignment date. The expected repayment pattern of the debt associated to the original hedge is used as the basis to establish the “new hedge relationship” future repayment pattern. The difference between the fair value of the original hedge and the “new hedge relationship” hedge on the re-alignment date is classified as a trading security. Once classified as a trading security, any changes in the fair value are recorded directly to the income statement as a component of “gain or loss on derivative instruments.”

(p) Earnings Per Share

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

(q) Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN No. 48 did not have an impact on our consolidated financial statements. As of January 1, 2007, the amount of gross unrecognized tax benefits was approximately $2.5 million, including approximately $1.5 million of related accrued interest and penalties. The total amount of unrecognized tax benefits that, if recognized,would affect the effective tax rate was $780,000 as of January 1, 2007.  We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to statutes of limitation, changes in management's judgment about the level of uncertainty, status of tax examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

Our policy is to report interest and penalties as a component of income before taxes. Penalties are recorded in “general and administrative expense” and interest paid or received is recorded in interest expense or interest income, in the statements of operations. During the three months ended March 31, 2007, we recorded approximately $65,000 in interest expense related to current audits. We have accrued interest and penalties totaling approximately $1.5 million at March 31, 2007. During the three months ended March 31, 2007, the unrecognized tax benefit remained unchanged, except for the aforementioned accrued interest.

Our federal income tax returns are open and subject to examination from the 2003 tax return year and forward. Our various state income tax returns are generally open from the 2003 and subsequent tax return years, except for New York State which is open from the 1999 tax return year forward, based on individual state statute of limitations.

(4) Recent Accounting Developments

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be so measured. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for our fiscal year beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements, but we do not expect that the adoption during the first quarter of 2008 will have a material impact on our financial condition or results of operations.

Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements, but we do not expect that the adoption during the first quarter of 2008 will have a material impact on our financial condition or results of operations.

(5) Stock-Based Compensation

We have three stock benefit plans outstanding at March 31, 2007, of which two may still issue awards. The 2005 Stock Incentive Plan (“2005 Plan” or “SIP”) provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”). A total of 1,000,000 shares of our common stock are reserved for issuance under the 2005 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in our common stock or capital structure. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. The term of any award granted under the 2005 Plan may not exceed 10 years (or five years in the case of an incentive stock option granted to any participant who owns stock representing more than 10% of the combined voting power of our company or any parent or subsidiary of ours), excluding any period for which the participant has elected to defer the receipt of the shares or cash issuable pursuant to the award.
       In addition to the 2005 Plan, we have one other outstanding stock benefit plan, the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan authorized the reserve of 1,500,000 shares of unissued common stock for issuance. We also have options outstanding from our 1996 Stock Option Plan (the "1996 Plan" and collectively with the 2001 Plan, the "Option Plans").  Substantially all of the options issued under the Option Plans vest over a five-year period at 20% per year and expire seven years from the grant date.  Upon the exercise of a stock option, we will issue new shares of our common stock from authorized but unissued shares.

       Stock Options - In accordance with SFAS No. 123(R), our income before income tax expense and net income for the three months ended March 31, 2007 included stock option compensation cost of $114,000 and $70,000, respectively, which had no impact on basic and diluted earnings per share for the first quarter of 2007. Our income before income tax expense and net income for the three months ended March 31, 2006 included stock option compensation cost of $106,000 and $65,000, respectively, which had no impact on basic and diluted earnings per share for the first quarter of 2006.

No stock options were granted during the three months ended March 31, 2007 or 2006. When stock options are awarded, the fair value of each option award is estimated on the date of grant using the Black Scholes Merton option pricing model. Under the Black Scholes Merton option pricing model, the expected term of the options is estimated based on historical option exercise activity and represents the period of time that options granted are expected to be outstanding. The expected volatility is based on the historical volatility of our common stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the option activity regarding the Option Plans for the three months ended March 31, 2007:

(Dollars in thousands, except weighted-average exercise price)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007 balance	1,781,750	$3.23
Options granted	--	--
Options exercised	19,650	2.08
Options expired	--	--
Options forfeited	7,000	8.50
March 31, 2007 balance	1,755,100	$3.22	2.6 years	$9,004
Options fully vested and exercisable	1,419,000	$2.35	2.1 years	$8,439

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the stock options exercised during the three months ended March 31, 2007 and 2006 was $144,000 and $1.1 million, respectively. As of March 31, 2007 and 2006, there was $698,000 and $1.0 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Option Plans. The unrecognized compensation cost at March 31, 2007 is expected to be recognized over a weighted-average period of 2.4 years.

Cash received from option exercises under the Option Plans for the three months ended March 31, 2007 and 2006, was $40,000 and $137,000, respectively. The actual tax benefit for the tax deductions from option exercises totaled $52,000 and $432,000, respectively, for the three months ended March 31, 2007 and 2006. The fair value of the shares that vested during the three months ended March 31, 2007 and 2006, totaled $230,000 and $231,000, respectively.

Restricted Stock - Our income before income tax expense and net income for the three months ended March 31, 2007, included a restricted stock award compensation cost (recorded as a component of non-interest expense - payroll and related costs) of $282,000 and $172,000, respectively, which reduced by $0.01 our basic and diluted earnings per share for the first quarter of 2007. Our income before income tax expense and net income for the three months ended March 31, 2006, included restricted stock award compensation cost of $82,000 and $50,000, respectively, which had no impact on basic earnings per share and diluted earnings per share for the first quarter of 2006. The actual tax benefit for the tax deductions from vested restricted stock awards totaled $60,000 for the three months ended March 31, 2007. We had no tax benefit for the three months ended March 31, 2006, as we had no restricted stock awards vesting during that period.

The status of our non-vested restricted stock awards as of March 31, 2007, and changes during the three months ended March 31, 2007, is set forth in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested restricted stock awards at January 1, 2007	203,775	$8.05
Granted	72,500	8.53
Vested	18,125	8.53
Forfeited	--	--
Non-vested restricted stock awards at March 31, 2007	258,150	$8.15

As of March 31, 2007 and 2006, there was $1.6 million and $1.0 million, respectively, of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan. The unrecognized compensation cost at March 31, 2007 is expected to be recognized over a weighted-average period of 2.4 years.

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

Mortgage loans held for investment - securitized is comprised of the mortgage loans collateralizing our outstanding financings on mortgage loans held for investment. During the three months ended March 31, 2007 and 2006, we closed securitization transactions totaling $916.3 million and $848.3 million, respectively, which were structured to be accounted for as secured financings and were collateralized by $950.0 million and $875.0 million, respectively, of mortgage loans held for investment - securitized. Mortgage loans held for investment - securitized had a weighted-average interest rate of 8.25% and 8.19% per annum at March 31, 2007 and December 31, 2006, respectively.

Mortgage loans held for investment - pre-securitization is comprised primarily of mortgage loans waiting to be securitized, and, to a lesser extent, a relatively small amount of loans that may be sold on a whole loan basis. Included in our mortgage loans held for investment - pre-securitization at March 31, 2007 and December 31, 2006, was approximately $464.4 million and $335.9 million, respectively, of these mortgages that were pledged as collateral for our warehouse financings at those same respective dates. Mortgage loans held for investment - pre-securitization had a weighted-average interest rate of 8.73% per annum at March 31, 2007 and December 31, 2006.

The following table presents a summary of mortgage loans held for investment, net at March 31, 2007 and December 31, 2006:

(Dollars in thousands)	At March 31, 2007	At December 31, 2006
Mortgage loans held for investment - securitized (1)	$6,565,995	$6,051,996
Mortgage loans held for investment - pre-securitization (2)	528,889	417,818
Discounts (MSR related)	(41,345)	(36,933)
Net deferred origination fees	(19,884)	(19,194)
Allowance for loan losses	(60,868)	(55,310)
Mortgage loans held for investment, net	$6,972,787	$6,358,377

(1) Included in the outstanding balance of the mortgage loans held for investment - securitized at March 31, 2007 and December 31, 2006 were $715,000 and $1.1 million, respectively, of impaired loans.

(2) Included in the outstanding balance of the mortgage loans held for investment - pre-securitized at March 31, 2007 and December 31, 2006 were $2.4 million and $1.5 million, respectively, of impaired loans.

For the three months ended March 31, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment - securitized of $123.0 million and $89.1 million, respectively. For the three months ended March 31, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment - pre-securitization of $14.1 million and $9.3 million, respectively.

The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Beginning balance	$55,310	$36,832
Provision (1)	10,645	6,404
Charge-offs	(5,087)	(1,325)
Ending balance	$60,868	$41,911

(1) The provision for loan losses for the three months ended March 31, 2007 and 2006 includes a recovery of specific provision of $259,000 and a specific provision of $11,000, respectively, related to probable losses attributable to impaired loans.

The allowance for loan losses at March 31, 2007 and December 31, 2006 contains $754,000 and $1.0 million, respectively, of specific reserves related to impaired loans. Our recorded investment in impaired loans at March 31, 2007 and December 31, 2006 was $3.1 million and $2.5 million, respectively. A portion of the specific reserve relates to the significant effect Hurricanes Katrina and Rita had on a select portion of our loan portfolio. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our specific reserves related to the mortgage loans in the affected areas. Additionally, the average recorded investment in impaired loans for the three months ended March 31, 2007 and 2006 was $3.1 million and $3.6 million, respectively. We recorded $27,000 and $65,000 of interest income, based upon the cash received on the loans classified as impaired during the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, December 31, 2006 and March 31, 2006, we had $406.9 million (including $780,000 of impaired loans that are less than 90 days delinquent but on non-accrual status), $324.1 million and $151.7 million, respectively, of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status. If the non-accrual mortgage loans held for investment at March 31, 2007 and 2006 performed in accordance with their contractual loan terms, we would have recognized an additional $5.7 million and $2.2 million of interest income during the three months ended March 31, 2007 and 2006, respectively. We expect the amounts of non-accrual mortgage loans to change over time depending on a number of factors, such as the growth or decline in the size of our mortgage loans held for investment portfolio, the maturity of the loan portfolio, the number and dollar value of problem loans that are recognized and resolved through collection efforts made by our third-party servicer, and the amount of charge-offs. Additionally, the performance of our mortgage loans can be affected by external factors, such as economic and employment conditions, or other factors related to the individual borrower.

(7) Excess Cashflow Certificates

The following table presents the activity related to our excess cashflow certificates for the three months ended March 31, 2007 and the year ended December 31, 2006:

(Dollars in thousands)	For the Three Months Ended March 31, 2007	For the Year Ended December 31, 2006
Balance, beginning of year	$1,209	$7,789
Excess cashflow certificates sold	(1,050)	(1,500)
Accretion	17	452
Cash receipts	(1,736)	(16,198)
Net change in fair value	1,560	10,666
Balance, end of period	$--	$1,209

      In accordance with Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we regularly analyze and review our assumptions to determine that the actual rate of return (interest income) on our excess cashflow certificates is within our expected rate of return. The expected rate of return is recorded as a component of interest income. Any return that either is greater than or less than the expected rate of return is reflected as a fair value adjustment and is recorded as a component of “other income” in the consolidated statements of operations. For the three months ended March 31, 2007 and 2006, we recorded interest income related to our excess cashflow certificates of $17,000 and $243,000, respectively. For the three months ended March 31, 2007 and 2006, we recorded a fair value gain in other income related to our excess cashflow certificates of $1.6 million and $3.3 million, respectively. Additionally, during the three months ended March 31, 2007 we sold all of our remaining excess cashflow certificates at fair value for $1.1 million.

(8) Warehouse Financing

Our warehouse credit facilities are collateralized by specific mortgage loans held for investment - pre-securitization at March 31, 2007 and December 31, 2006, the balances of which are equal to or greater than the outstanding balances under the warehouse credit facility at any point in time. The amounts available under these warehouse credit facilities are based on the amount of the collateral pledged. The amount we have outstanding on our warehouse credit facilities as of the end of any financial period generally is a function of the pace of mortgage loan originations relative to the timing of our securitizations and whole-loan sales.

The following table summarizes information regarding warehouse credit facilities at March 31, 2007 and December 31, 2006:

(Dollars in thousands)			Balance Outstanding
Warehouse Credit Facility	Facility Amount (1)	Interest Rate	At March 31, 2007	At December 31, 2006	Expiration Date
Deutsche Bank	$ 350,000	Margin over LIBOR	$ 214,173	$ --	October 2007
RBS Greenwich Capital	350,000	Margin over LIBOR	118,849	24,570	November 2007
Citigroup (2)	350,000	Margin over LIBOR	75,510	234,578	May 2007
Bank of America	350,000	Margin over LIBOR	48,549	76,717	August 2007
JPMorgan Chase (2)	350,000	Margin over LIBOR	--	--	May 2007
Total	$ 1,750,000		$ 457,081	$ 335,865

(1) The warehouse facility amount shown is as of March 31, 2007, and was the same amount as of December 31, 2006.  The committed portion of the warehouse facility amount totaled approximately $1.1 billion at March 31, 2007 and December 31, 2006.

(2) In May 2007, the warehouse facilities with Citigroup and JPMorgan Chase were extended to May 2008.

As securitization transactions are completed, a substantial portion of the proceeds from the long-term debt issued in the securitization is used to pay down our warehouse credit facilities. Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $457.1 million we had outstanding at March 31, 2007, as our mortgage production and securitization programs continue.

Our warehouse financing costs are determined based upon a margin over the one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The benchmark index increased 71 basis points to an average of 5.32% for the three months ended March 31, 2007, compared to an average of 4.61% for the three months ended March 31, 2006. Partially offsetting the increase in the benchmark rate was a decrease in the average margin over the benchmark index charged by our warehouse creditors during the same period. For the three months ended March 31, 2007 and 2006, we recorded interest expense related to our warehouse financing of $12.0 million and $7.9 million, respectively.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of this type. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe that we are in compliance with such covenants as of March 31, 2007.

(9) Financing on Mortgage Loans Held for Investment, Net

For the 13 securitizations completed since the beginning of 2004, the securitization trust or special purpose entity (“SPE”) holds mortgage loans, referred to as “securitization loans,” and issues debt represented by securitization asset-backed securities. Accordingly, the securitization loans are recorded as an asset on our consolidated balance sheet under “mortgage loans held for investment, net” and the corresponding securitization debt is recorded as a liability under “financing on mortgage loans held for investment, net.” Since these securitizations were structured as financings, we record interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with each securitization over the life of the securitization. Deferred securitization debt issuance costs are amortized on a level-yield basis over the estimated life of the asset-backed securities. Any discounts on the financing are amortized on a level-yield basis over the estimated life of the debt issued using the interest method.

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

At March 31, 2007 and December 31, 2006, the outstanding financing on mortgage loans held for investment, net consisted of $6.5 billion and $6.0 billion, respectively. The weighted-average interest rate of our financing on mortgage loans held for investment, net increased five basis points to 5.65% at March 31, 2007 from 5.60% at December 31, 2006.

The following table summarizes the expected maturities on our secured financings at March 31, 2007:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Financing on mortgage loans held for investment, net (1)	$6,506,954	$2,112,100	$2,279,170	$973,710	$1,141,974

(1) The amounts in the table do not include interest.

      Amounts shown above reflect estimated repayments based on anticipated receipt of principal and interest on the underlying mortgage loan collateral using prepayment assumptions. The assumed prepayment assumptions are estimates based upon our historical loan performance and the performance of similar mortgage pools from other lenders, and considering other public information about market factors such as interest rates, inflation, recession, unemployment and real estate values, among others. The funds used to repay these securitization asset-backed securities are generated solely from the underlying mortgage loans held for investment for each particular securitization trust. We have no recourse obligation to repay these securitization asset-backed securities, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis.

For the three months ended March 31, 2007 and 2006, we recorded interest expense related to our securitization debt of $88.4 million and $59.1 million, respectively. Included in financing on mortgage loans held for investment, net at March 31, 2007 and December 31, 2006, are $11.2 million and $6.3 million, respectively, of unamortized discounts.

(10) Derivative Instruments

We account for our derivative financial instruments such as corridors and interest rate swaps (including amortizing notional balance interest rate swaps) as cash flow hedges. We utilize both corridors and amortizing notional balance interest rate swaps to hedge our interest payments on securitization variable-rate debt, while we utilize interest rate swaps to hedge uncertain cash flows associated with future securitization financing. At March 31, 2007 and December 31, 2006, the fair value of our corridors totaled $1.2 million and $2.5 million, respectively, and the fair value of our interest rate swaps (including amortizing notional balance interest rate swaps) totaled losses of $729,000 and gains of $942,000, respectively. The fair value of our corridors and interest rate swaps are recorded as a component of prepaid and other assets or accounts payable and other liabilities.

As of March 31, 2007, the effective portion of the changes in fair value of the corridors, interest rate swaps and any losses on terminated swaps are recorded as components of accumulated OCI and total, net of tax, losses of $467,000, $444,000 and $3.0 million, respectively. As of December 31, 2006, the effective portion of the changes in fair value of the corridors and interest rate swaps and any losses on terminated swaps are recorded as components of accumulated OCI, and total, net of tax, losses of $155,000, gains of $575,000 and losses of $1.9 million, respectively. Accumulated OCI or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings. Hedge ineffectiveness associated with hedges resulted in a loss of $80,000 and a gain of $60,000 for the three months ended March 31, 2007 and 2006, respectively.

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting. At March 31, 2007 and December 31, 2006, we classified $206,000 and $227,000, respectively, of derivative instruments (specifically corridors) as trading securities in prepaid and other assets as these instruments were no longer deemed “highly effective.” During the three months ended March 31, 2007 and 2006, a loss of $16,000 and a gain of $215,000, respectively, was recorded to earnings on the changes in fair value of the hedges (specifically corridors) held as trading securities.

The following table summarizes the notional amount, expected maturities and weighted-average strike price or rate for the corridors (caps bought and caps sold) and amortizing notional balance interest rate swaps that we held as of March 31, 2007:

(Dollars in thousands)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$676,627	$423,062	$115,219	$34,554	$26,545	$77,247
Weighted-average strike rate	7.14%	6.84%	7.47%	7.47%	7.43%	7.39%

Caps sold - notional	$676,627	$423,062	$115,219	$34,554	$26,545	$77,247
Weighted-average strike rate	9.26%	9.24%	9.30%	9.27%	9.28%	9.31%

Amortizing notional balance interest rate swaps:
Notional	$307,283	$130,306	$107,128	$69,849	$--	$--
Weighted-average rate	5.11%	5.12%	5.09%	5.02%	--	--

The notional amount of the corridors totaled $954.1 million at December 31, 2006. The notional amount of the amortizing notional balance interest rate swaps totaled $274.7 million at December 31, 2006.

(11) Accumulated Other Comprehensive Loss

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the components of OCI for the three months ended March 31, 2007 and 2006 are as follows:

(Dollars in thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
For the three months ended March 31, 2007:
Net unrealized holding losses on derivatives arising during the period	$(3,498)	$1,365	$(2,133)
Reclassification adjustment for losses on derivatives included in net income	(408)	159	(249)
Other comprehensive loss	$(3,906)	$1,524	$(2,382)

For the three months ended March 31, 2006:
Net unrealized holding gains on derivatives arising during the period	$5,092	$(1,986)	$3,106
Reclassification adjustment for gain on derivatives included in net income	1,580	(616)	964
Other comprehensive loss	$6,672	$(2,602)	$4,070

(12) Earnings Per Share

EPS is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period presented. The computation of diluted EPS gives effect to stock options (except for those stock options with an exercise price greater than the average market price of our common stock during the period) and other share-based awards outstanding during the applicable periods. The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income.

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2007	2006
Net income	$4,887	$6,586
Less preferred stock dividends	--	--
Net income available to common stockholders	$4,887	$6,586

Basic - weighted-average shares	23,292,385	20,497,408
Basic EPS	$0.21	$0.32

Basic - weighted-average shares	23,292,385	20,497,408
Incremental shares-options (1)(2)	784,574	862,768
Diluted - weighted-average shares	24,076,959	21,360,176
Diluted EPS (1)(2)	$0.20	$0.31

(1) For the three months ended March 31, 2007, the weighted average of approximately 2.0 million in-the-money employee stock options and approximately 258,000 restricted stock awards are included in the calculation of diluted EPS, while the weighted average of approximately 20,000 of out-of-the-money employee stock options have been excluded since their effect is anti-dilutive.

(2) For the three months ended March 31, 2006, the weighted average of approximately 1.9 million in-the-money employee stock options and approximately 157,000 restricted stock awards are included in the calculation of diluted EPS, while the weighted average of approximately 70,000 of out-of-the-money employee stock options have been excluded since their effect is anti-dilutive.

(13) Subsequent Events

We paid a cash dividend of $0.05 per share of common stock on April 6, 2007 to stockholders of record as of the close of business on March 29, 2007.
        During the later part of April and the beginning of May 2007, all five of our warehouse credit facility providers increased each of their credit facilities with us by $150.0 million to $500.0 million each. We now have a total warehouse credit facility capacity of $2.5 billion in the aggregate ($1.5 billion of which is committed), which is a $750.0 million increase over the amount that existed at March 31, 2007. No material terms or features were changed from those that existed at March 31, 2007, except that two of the facilities (Citigroup and JPMorgan Chase) that were set to expire in May 2007 were extended to May 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, and please see “Part II - Item 1A. - Risk Factors,” including the information with respect to forward-looking statements that appear in this Report.

General

       We are a national specialty consumer finance company that originates, securitizes and sells non-conforming mortgage loans. Our loans are primarily fixed rate and secured by first mortgages on one- to four-family residential properties. Throughout our 25-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with the conforming lending guidelines of Fannie Mae and Freddie Mac. We make mortgage loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements. We provide our customers with a variety of loan products designed to meet their needs, using a risk-based pricing strategy to develop products for different risk categories. Historically, the majority of our loan production has amortization schedules ranging from five years to 30 years.

       We make mortgage loans to individual borrowers, which are a cash outlay for us. At the time we originate a loan, and prior to the time we securitize or sell the loan, we either finance the loan by borrowing under our warehouse credit facilities or by utilizing our available working capital. During the time we hold the loans prior to securitization or whole-loan sale, we earn interest income from the borrower. The income is partially offset by any interest we pay to our warehouse creditors for providing us with financing. Additionally, we pay a third-party servicer a sub-servicing fee to perform the servicing of the mortgage loans during this pre-securitization or pre-sale holding period.

Following this initial holding period, we either securitize our loans or sell them on a whole-loan basis, using the net proceeds from these transactions to repay our warehouse credit facilities and for working capital. Since the first quarter of 2004, we have structured our securitizations to be accounted for as on-balance sheet financings, in which we record interest income on the outstanding portfolio of loans in each securitization trust and interest expense from the asset-backed securities issued by each securitization trust over time. Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed. When we sell loans on a whole-loan basis, we record the premiums received upon sale as revenue, net of any premium recapture or secondary marketing (indemnification) reserves. (See “Origination of Mortgage Loans - Securitizations and Whole-Loan Sales”).

Origination of Mortgage Loans

We originate mortgage loans through two distribution channels, wholesale and retail. The majority of the mortgage loans we originate occur in 34 states. In the wholesale channel, we receive loan applications from independent third-party mortgage brokers, who submit applications on a borrower’s behalf. In the retail channel, we receive loan applications directly from borrowers. We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower. We underwrite loan packages for approval through our Woodbury, New York headquarters, our Cincinnati, Ohio underwriting hub, and our regional offices in Phoenix, Arizona; Jacksonville, Florida; and Dallas, Texas. We also purchase closed loans on a limited basis from other lenders.

For the three months ended March 31, 2007 and 2006, we originated the following loans by origination channel and by loan type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Originations by channel:
Wholesale	$661,771	$518,031
Retail	579,003	426,693
Total originations	$1,240,774	$944,724

Loan type:
Fixed rate	94.3%	83.6%
Adjustable-rate	5.7	16.4
Total	100.0%	100.0%

For the three months ended March 31, 2007, we originated $1.2 billion of loans, an increase of 31.3% over the $944.7 million of loans originated during the three months ended March 31, 2006. Loan originations for the three months ended March 31, 2007 were comprised of approximately $661.8 million of wholesale loans, representing 53.3% of total loan production, and $579.0 million of retail loans, representing 46.7% of total loan production. This compares to originations for the three months ended March 31, 2006 of $518.0 million of wholesale loans, representing 54.8% of total loan production, and $426.7 million of retail loans, representing 45.2% of total loan production.

Securitizations and Whole-Loan Sales. As a fundamental part of our present business and financing strategy, we securitize most of the mortgage loans we originate. We also sell a portion of our loans as whole loans. We select the outlet (securitization or whole-loan sale) depending on market conditions, relative profitability and cash flows. During the three months ended March 31, 2007 and 2006, whole-loan sales comprised approximately 15.7% and 15.8%, respectively, of the total amount of our combined securitizations and whole-loan sale transactions.

The following table sets forth certain information regarding loans sold through our securitizations and on a whole-loan basis during the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Loan securitizations - portfolio based	$950,000	$875,000
Whole-loan sales	177,082	164,711
Total loan securitizations and whole-loan sales	$1,127,082	$1,039,711

We apply the net proceeds from securitizations and whole-loan sales to pay down our warehouse credit facilities - in order to make available capacity under these facilities for funding of additional mortgage loans - and utilize any remaining funds for working capital.

Securitizations. In a securitization, we pool together loans, typically each quarter, and convey these loans to a newly formed securitization trust. These trusts are established for the limited purpose of receiving our mortgage loans and are bankruptcy remote - meaning that purchasers of asset-backed securities may rely only on the cash flows generated from the assets held by the securitization trust for payment and not upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors, although we record the securitized loans and the securitization financing on our consolidated financial statements. We carry no contractual obligation related to these trusts or the loans sold to the trusts, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis. Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

Each of our securitizations contains an overcollateralization (“O/C”) provision, which is a credit enhancement that is designed to protect the securities sold from credit losses, which may arise principally from defaults on the underlying mortgage loans. O/C occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of asset-backed securities (senior note portion only). The required O/C can increase or decrease throughout the term of the securities depending upon subordination levels, delinquency and/or loss tests, and is subject to minimum and maximum levels, as defined by the rating agencies and/or the bond insurer insuring the securitization.

The securitization we completed during the three months ended March 31, 2007 required an O/C of 3.6% of the initial mortgage loans sold to the securitization trust. During the year ended December 31, 2006, our securitizations required a range of O/C from 2.7% to 3.1% of the initial mortgage loans sold to the securitization trust.

Over the past several years, we have issued net interest margin (“NIM”) securities (either NIM notes or Class N Notes) simultaneously with the underlying securitization. In a NIM transaction, the right to receive the excess cash flows generated by the pool of loans collateralizing the securitization structured as a financing, or from the excess cashflow certificates in transactions structured as sales, is transferred to a NIM investor, in exchange for an up front cash payment to us.

The NIM note(s) or Class N Notes entitle the holder to be paid a specified interest rate, and further provides for, in the case of the Class N Notes - all remaining cash flows generated by the trust after payment of senior payment priorities and expenses, or in the case of the NIM notes - the cash flows generated by the excess cashflow certificates, to be used to pay all principal and interest on the NIM note(s) or the Class N Notes until paid in full, which typically occurs approximately 18 to 24 months from the date the NIM note(s) or the Class N Notes were issued. We ultimately will hold the excess cashflow or owner trust certificates after the holder of the NIM note(s) or the Class N Notes has been paid in full.

NIM transactions generally enable us to generate upfront cash flow when the securitization and related NIM transaction close, net of funding the upfront O/C, securitization and NIM costs. This helps offset a substantial portion of our cost to originate the loans included in the transaction. We intend to continue to issue NIM notes or Class N Notes in the foreseeable future.

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

Securitizations Structured as a Financing. All of our securitizations completed since the beginning of 2004 were structured and accounted for as secured financings, as they do not meet the QSPE criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the option to either contribute a derivative instrument into the trust or purchase up to 1% of the mortgage loans contained in the securitization mortgage pool. We refer to the recordation of these transactions as “portfolio accounting.” Securitization transactions consummated prior to 2004 met the QSPE criteria under SFAS No. 140 and were accounted for, recognized and recorded as sales.

With portfolio accounting, (1) the mortgage loans we originate remain on our consolidated balance sheet as mortgage loans held for investment; (2) the securitization debt replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. We believe that portfolio accounting treatment closely matches the recognition of income with the receipt of cash payments on the individual loans. We intend to continue to utilize portfolio accounting in the foreseeable future.

The following table sets forth information about our securitized mortgage loan portfolio and the corresponding securitization debt balance for each asset-backed security series completed since the first quarter of 2004, at March 31, 2007:

(Dollars in thousands)
Asset-backed Security Series:	Issue Date	Current Loan Principal Balance (1)	Total Securitization Debt Balance (2)

2004-1	March 30, 2004	$183,367	$175,667
2004-2	June 29, 2004	219,077	202,893
2004-3	September 29, 2004	257,012	240,372
2004-4	December 29, 2004	291,982	275,017
2005-1	March 31, 2005	401,832	379,494
2005-2	June 29, 2005	458,739	436,819
2005-3	September 29, 2005	543,231	519,893
2005-4	December 30, 2005	614,719	593,481
2006-1	March 30, 2006	669,612	654,941
2006-2	June 29, 2006	717,416	709,859
2006-3	September 29, 2006	769,435	768,495
2006-4	December 29, 2006	611,155	614,409
2007-1	March 29, 2007	950,000	946,824
Total		$6,687,577	$6,518,164

(1) The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), REO (at its trust-basis value) and the principal portion of trustee receivables.

(2) The total securitization debt (financing on mortgage loans held for investment, net) balance shown excludes discounts of $11.2 million at March 31, 2007.

Securitizations Structured as a Sale. Prior to 2004, we structured our securitizations to be accounted for as sales under SFAS No. 140, which is known as “gain-on-sale accounting.” With gain-on-sale accounting, we recorded an upfront gain at the time of securitization and recorded the fair value of the excess cashflow certificates on our balance sheet. The excess cashflow certificates are trading securities and are carried at their fair value. In a securitization structured as a sale, or off-balance sheet, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our ownership in the distributions from the trust (an excess cashflow certificate).

We no longer hold any excess cashflow certificates at March 31, 2007. The fair value of the excess cashflow certificates held at December 31, 2006 totaled $1.2 million.

Securitizations Structured as Real Estate Mortgage Investment Conduits and Owner-Trusts for Income Tax Purposes. Prior to 2005, we typically structured our securitizations as Real Estate Mortgage Investment Conduits (“REMICs”), which for tax purposes required us to recognize a gain at the time of the securitization. Beginning in 2005, we began structuring our securitizations as owner-trust transactions and issued our securitizations using our Real Estate Investment Trust (“REIT”) subsidiary. For federal tax purposes, owner-trust transactions are accounted for as borrowing transactions (debt-for-tax treatment), which facilitates compliance with the applicable REIT income and asset tests and allows us to recognize any taxable income associated with the securitized mortgage loans over time. Although we intend to continue to structure most of our securitizations as owner-trust transactions, we may engage in REMIC securitizations in the future. We have in the past, and may in the future, recognize excess inclusion income attributable to the interests we retain in these securitization transactions, which could have negative tax consequences to us and possibly negatively impact our stock price.

Whole-Loan Sales. Whole-loan sales are the sales of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis. We have found that, from time-to-time, we can receive better economic results by selling some of our mortgage loans on a whole-loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies. We recognize a gain or loss when we sell loans on a whole-loan basis equal to the difference between the cash proceeds received for the loans and our investment in the loans, including any unamortized loan origination fees and costs. We generally sell these loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans. During the three months ended March 31, 2007 and 2006, we sold whole-loans without recourse to third-party purchasers (with the exception of a premium recapture and secondary marketing reserves described below) and on a servicing-released basis of $177.1 million and $164.7 million, respectively. The average gross premium we received for the whole loans sold during the three months ended March 31, 2007 was 3.37%, compared to 3.44% for the three months ended March 31, 2006. The gross premium paid to us by third-party purchasers in whole-loan sale transactions does not take into account premiums we pay to originate the mortgage loans, the origination fees we collect, premium recapture reserves or secondary marketing reserves - each of which are components of the net gain on sale calculation.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time. The premium recapture reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans. During the three months ended March 31, 2007 and 2006, we recorded a premium recapture reserve provision of $88,000 and $235,000, respectively, for the refunding of premiums to whole-loan sale investors. The premium recapture reserve is recorded as a liability on the consolidated balance sheets. We estimate recapture losses primarily based upon historical premium recaptures and by reviewing the types of loan products, interest rates, borrower prepayment fees, if any, and an estimate of the impact of future interest rate changes may have on early repayments. The premium recapture reserve totaled $694,000 and $958,000 at March 31, 2007 and December 31, 2006, respectively.

We also maintain a secondary market reserve related to our estimated exposure to losses arising from loan repurchases, or net settlements, related to representation and warranty claims by investors. The secondary marketing reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans. During the three months ended March 31, 2007 and 2006 we recorded a secondary market reserve provision of $177,000 and $175,000, respectively, for losses that arise in connection with loans that we may be required to repurchase from whole-loan sale investors. We estimate the exposure primarily based upon historical repurchases and we estimate losses using a detailed analysis of historical loan performance by product type and origination year, similar to the analysis performed for the allowance for loan losses related to our mortgage loans held for investment portfolio. The secondary market reserve totaled $454,000 and $512,000 at March 31, 2007, and December 31, 2006, respectively.

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

       To qualify for cash flow hedge accounting treatment, all of the following factors must be met:

•	hedges must be contemporaneously documented, with the objective and strategy stated, along with an explicit description of the methodology used to assess and measure hedge effectiveness;

•	dates (or periods) for the expected forecasted events and the nature of the exposure involved (including quantitative measures of the size of the exposure) must be explicitly documented;

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

The “new hedge relationship” is determined by re-aligning the hedge with the projected remaining bond balances (debt) as of the date the original hedge became retrospectively ineffective. The ratio of the outstanding balance of the debt to notional size of the revised hedge will then be 100% as of the re-alignment date. The expected repayment pattern of the debt associated to the original hedge is used as the basis to establish the “new hedge relationship” future repayment pattern. The difference between the fair value of the original hedge and the “new hedge relationship” hedge on the re-alignment date is classified as a trading security. Once classified as a trading security, any changes in the fair value are recorded directly to the income statement as a component of “gain or loss on derivative instruments.”

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset. This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations. We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized. Management believes that, based upon on the available evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, at March 31, 2007 and December 31, 2006, we did not maintain a valuation allowance against our deferred tax assets. Additionally, on January 1, 2007 we adopted FIN No. 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Our adoption of FIN No. 48 did not have a material effect on our consolidated financial statements.

      Allowance for Loan Losses on Mortgage Loans Held for Investment. In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15,” we established an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. Provisions for loan losses are made for loans to the extent that we bear probable losses on these loans. Provision amounts are charged as a current period expense to operations. We charge-off uncollectible loans at the time we deem they are not probable of being collected.

      In order to estimate an appropriate allowance for losses on mortgage loans held for investment, we estimate losses using a detailed analysis of historical mortgage loan performance data. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current long-term mortgage portfolio held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, and an estimate is created. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology by which to calculate or estimate the allowance for loan losses. The results of that analysis are then applied to the current long-term mortgage portfolio, and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio. Losses incurred will be written-off against the allowance for loan losses.

While we will continually evaluate the adequacy of the allowance for loan losses, we recognize that there are qualitative factors that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans. These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrowers’ ability to pay, changes in the market value of the collateral, political factors and the general economic environment. As these factors and estimates are influenced by factors outside of our control and there is inherently uncertainty in our estimates, it is reasonably possible that they could change. In particular, if conditions were such that we were required to increase the provision for loan losses, our income for that period would decrease.

In accordance with SFAS No. 114, as amended by SFAS No. 118, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement. Based upon analyses performed, we identified specific mortgage loans in which the borrowers’ abilities to repay the loans in accordance with their contractual terms was impaired. We assessed the extent of damage to the underlying collateral, and the extent to which the damaged collateral was not covered by insurance, in determining the amount of specific reserves needed. We established specific reserves for these affected mortgage loans based upon estimates of loss exposure. As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the impaired mortgage loans.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

General

Our net income for the three months ended March 31, 2007 was $4.9 million, or $0.21 per share basic and $0.20 per share diluted, compared to net income of $6.6 million, or $0.32 per share basic and $0.31 per share diluted, for the three months ended March 31, 2006. As described in more detail below, the primary drivers of the decrease in net income were a $3.1 million increase in non-interest expense primarily related to general and administrative expenses associated with a period-over-period increase of 31.3% in loan originations and a 12.5% increase in personnel, and an increase in REO related expenses. Additionally contributing to the decrease was a $1.6 million decrease in other income, primarily relating to the $1.7 million decrease in the amount of fair value change recorded on our excess cashflow certificates for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. These decreases were partially offset by:

(1)
An increase in net interest income after provision for loan losses of $1.5 million, or 5.3%, during the three months ended March 31, 2007 from $28.3 million recorded during the three months ended March 31, 2006. The increase in net interest income after provision for loan losses reflects the net effect of recognizing interest income on a 37.3% larger amount of mortgage loans held for investment, net and recognizing interest expense on a 36.1% larger amount of mortgage loan related financing (including warehouse credit financing), coupled with a 66.2% increase in the provision for loan losses. Our net interest income, which continues to grow, represented 75.5% of our net revenue for the three months ended March 31, 2007, compared to 73.1% for the three months ended March 31, 2006; and

(2)
An increase in net gain on sale of mortgage loans of $779,000, or 11.0%, to $7.8 million on the sale of $177.1 million of mortgage loans on a whole-loan basis, from a $7.1 million gain during the three months ended March 31, 2006 on sales on a whole-loan basis of $164.7 million of mortgage loans. Whole loan sales represented 14.3% and 17.4% of total loans originated for the quarters ended March 31, 2007 and March 31, 2006, respectively. While the percentage of whole loan sales to loans originated within the quarter declined period-over-period, the 31.3% increase in loan originations for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, resulted in a 7.5% increase in the amount of whole loans sold and the increase in the gains recorded from our whole-loan sales during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

We originated $1.2 billion of mortgage loans during the three months ended March 31, 2007, representing a $296.1 million, or 31.3%, increase from $944.7 million of mortgage loans originated during the three months ended March 31, 2006. We securitized and/or sold $1.1 billion of loans during the three months ended March 31, 2007, an increase of 8.4% compared to the $1.0 billion of loans securitized and/or sold during the three months ended March 31, 2006.

Net Interest Income

We recorded net interest income of $40.4 million during the three months ended March 31, 2007, an increase of $5.7 million, or 16.5%, from the $34.7 million recorded in the same period in 2006. The increase in net interest income primarily reflects the net effect of the higher average balance of mortgage loans held for investment and the related financing, coupled with the net changes in the interest rates earned or incurred on those balances, during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

Interest Income. Interest income increased $39.0 million, or 38.2%, to $141.0 million for the three months ended March 31, 2007, from $102.0 million for the three months ended March 31, 2006. The increase is primarily due to (1) a $33.9 million increase in interest income earned on our loans held for investment - securitized, which totaled $6.6 billion at March 31, 2007, compared to $5.0 billion at March 31, 2006; coupled with a 38 basis point increase in the average interest rate over the same period, (2) a $4.8 million increase in interest income on mortgage loans held for investment - pre-securitized due to an increase in the average amount of mortgage loans we originated and held prior to securitization or sale during the three months ended March 31, 2007 compared to the three months ended March 31, 2006; and (3) the increase in pass-through interest received from securitization trusts on fixed-rate asset-backed securities at the time of settlement, due to the increase in fixed-rate asset-backed securities issued during the three months ended March 31, 2007, compared to the asset-backed securities issued during the three months ended March 31, 2006. These increases were partly offset by a decrease in interest income earned on our excess cashflow certificates due to the sale of our remaining excess cashflow certificates during the three months ended March 31, 2007.

The following table is a summary of interest income for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Interest income on mortgage loans held for investment - securitized, net (1)	$122,965	$89,055
Interest income on mortgage loans held for investment - pre-securitization, net	14,130	9,301
Securitization pass-through interest	3,763	3,374
Interest income on excess cashflow certificates	17	243
Miscellaneous interest income	85	--
Total interest income	$140,960	$101,973

(1) The amounts for the three months ended March 31, 2007 and 2006 include $5.5 million and $4.2 million, respectively, of income from prepayment penalty fees.

Interest Expense. Interest expense increased by $33.2 million, or 49.4%, to $100.5 million for the three months ended March 31, 2007, from $67.3 million for the three months ended March 31, 2006. The increase was primarily due to the increase in interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the three months ended March 31, 2007 on our warehouse facilities, compared to the three months ended March 31, 2006. The weighted average cost of our financing on mortgage loans held for investment increased by 45 basis points from 5.20% at March 31, 2006 to 5.65% at March 31, 2007. To a lesser extent, the increase in interest expense was also caused by higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds. The index rate increased 71 basis points to an average of 5.32% for the three months ended March 31, 2007, compared to an average of 4.61% for the three months ended March 31, 2006.

The following is a summary of the components of interest expense for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Interest expense on mortgage loans held for investment financing (1)	$88,387	$59,113
Interest expense on warehouse financing	11,952	7,883
Interest expense on other borrowings	118	105
Other interest expense	65	165
Total interest expense	$100,522	$67,266

(1) The amounts for the three months ended March 31, 2007 and 2006 include $2.3 million and $744,000, respectively, of deferred securitization debt issuance cost amortization and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan losses at an appropriate level for currently existing probable losses of principal. We recorded a provision for loan losses of $10.6 million (including a recovery of $259,000 of a specific provision related to impaired loans) and $6.4 million (including a $11,000 specific provision related to impaired loans) for the three months ended March 31, 2007 and 2006, respectively, related to mortgage loans held for investment. The increase in the amount of the provision for loan losses, excluding the specific provision related to impaired loans, corresponds to the performance and seasoning of our mortgage loans held for investment during the respective period.

Non-Interest Income

       Total non-interest income decreased by $774,000, or 7.4%, to $9.7 million for the three months ended March 31, 2007, from $10.4 million for the three months ended March 31, 2006. The decrease in non-interest income resulted from a decrease of $1.7 million in the amount of fair value gains recorded on our excess cashflow certificates, offset partially by a $779,000 increase in the net gain on sale of mortgage loans during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

       Net Gain on Sale of Mortgage Loans. Net gain on sale of mortgage loans is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture and secondary marketing reserves. During the three months ended March 31, 2007, the net gain on the sale of mortgage loans increased $779,000, or 11.0%, to $7.8 million on the sale of $177.1 million of mortgage loans on a whole-loan basis, from the $7.1 million gain recorded during the three months ended March 31, 2006 on of the sale of $164.7 million of mortgage loans on a whole-loan basis.

The following table is a summary of our net gain on sale of mortgage loans for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Net Gain on Sale of Mortgage Loans:
Loans sold	$177,082	$164,711

Gain on whole-loan sales	$5,972	$5,671
Premium recapture reserve (1)	(88)	(235)
Secondary marketing (indemnification) reserve	(177)	(175)
Net loan origination fees	2,133	1,800
Net gain on sale recorded	$7,840	$7,061

Average whole-loan sales premium	3.37%	3.44%

Average whole-loan sales premium, net of reserves	3.22%	3.19%

Average net gain on sale ratio	4.43%	4.29%

(1) The premium recapture reserve amount shown for the three months ended March 31, 2007 was comprised of a provision of $317,000 related to the loans sold during the three months ended March 31, 2007 and a recovery of $229,000 related to reserve adjustments for loan sales from prior year periods.

During the three months ended March 31, 2007 and 2006, we recorded a secondary market reserve provision of $177,000 and $175,000, respectively, as a reduction of our gain on sale of mortgage loans. The secondary market reserve covers our estimated exposure to losses arising from loan repurchases, or the net settlement, related to representation and warranty claims by investors.

The average whole-loan sales premium, net of reserves, for the three months ended March 31, 2007 and 2006 was 3.22% and 3.19%, respectively. The average whole-loan sales premium, net of reserves, is calculated by dividing the gain on whole-loan sales, net of premium recapture and secondary marketing reserves, by the total amount of loans sold. The average net gain on sale ratio for the three months ended March 31, 2007 and 2006 was 4.43% and 4.29%, respectively. The average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans sold.

Other Income. Other income decreased $1.6 million, or 46.0%, to $1.8 million for the three months ended March 31, 2007, from $3.4 million for the three months ended March 31, 2006. The decrease in other income primarily relates to a $1.7 million, or 52.2%, decline in the amount of the fair value change recorded on our excess cashflow certificates period over period. During the three months ended March 31, 2007, we recorded a fair value adjustment gain of $1.6 million, compared to a $3.3 million fair value adjustment gain for the three months ended March 31, 2006. The decrease in the amount of fair value adjustment gains recorded during the three months ended March 31, 2007 was primarily driven by the amount of excess cashflow certificates that we held throughout the period, prior to our sale of the remaining excess cashflow certificates held during the same period. As the cash flows are received, the value of the excess cashflow certificates declines.

Also included in other income are the gains recognized on the sale of MSRs. During the three months ended March 31, 2007, we recorded a gain of $250,000 on the sale of our MSRs to a third-party, an increase of $203,000 over the amount recognized during the three months ended March 31, 2006. The increase in the gain on sale of MSRs is due to changes in the composition of the relative fair values of the MSRs and the related mortgage loans used in the gain calculation during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Non-interest Expense

       Total non-interest expense increased by $3.1 million, or 11.0%, to $31.0 million for the three months ended March 31, 2007, from $27.9 million for the three months ended March 31, 2006. The increase primarily is due to an increase in general and administrative expenses reflecting the impact of the 31.3% increase in our mortgage loan production and 12.5% increase in personnel, and increased REO related expenses. Additionally contributing to the increase in non-interest expense was an $187,000 increase in payroll and related costs and a $371,000 increase in the loss on derivative instruments recorded period over period. During the three months ended March 31, 2007, we recorded a $96,000 loss on derivative instruments relating to the ineffective portion of our derivatives that is recognized through current earnings, as compared to a $275,000 gain recorded during the three months ended March 31, 2006.

Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees, but excludes the deferrable portion of those costs attributable to loan production related employees. Payroll and related costs increased by $187,000, or 1.1%, to $17.2 million for the three months ended March 31, 2007, from $17.0 million for the three months ended March 31, 2006. The slight increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff and increased loan production, offset nearly completely by the increase in SFAS No. 91 related deferrals in the same period. As of March 31, 2007, we employed 1,489 full- and part-time employees, an increase of 12.5% over our 1,323 full- and part-time employees as of March 31, 2006. Additionally, payroll and related costs, specifically for loan production related personnel, were higher due to the 31.3% increase in loan production during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The amount of payroll and related costs deferred under SFAS No. 91 increased $3.7 million, or 29.4%, during the three months ended March 31, 2007, compared to the three months ended March 31, 2006, due to the increase in loan production and the composition of the originations (more wholesale channel originations).

Also contributing to the increase in payroll and related costs during the three months ended March 31, 2007 was the $208,000 increase in stock-based compensation expense, primarily due to the impact of the expense related to the restricted stock awards that have been granted since March 31, 2006.

General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance expense, telephone expense, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses, REO-related expenses and the provision for recourse loans. General and administrative expenses increased $2.5 million, or 22.5%, to $13.7 million for the three months ended March 31, 2007, from $11.2 million for the three months ended March 31, 2006. The increase primarily was due to an increase in expenses associated with our 31.3% increase in loan production during the three months ended March 31, 2007, compared to the three months ended March 31, 2006 (which includes slightly higher fees and licenses, and loan servicing fees related to pre-securitization loans), the consequent 12.5% increase in personnel related to our ongoing expansion of our wholesale and retail divisions (which resulted in a $268,000 increase in rent and depreciation expenses) and the impact of a $2.7 million increase in REO-related expenses. These increases were partially offset by an $801,000 decrease in professional fees (legal, accounting and consulting).

The increase in REO-related expenses in the three months ended March 31, 2007 was due to the expected increase in REO activity as the mortgage loan portfolio became more seasoned. As the portfolio of REO properties increases, the expenses arising from the operation and disposal of those properties will also generally increase.

Loss (Gain) on Derivative Instruments. The gain or loss on derivative instruments recorded during the three months ended March 31, 2007 and 2006 represented the (1) ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing, and (3) changes in the fair value of the derivative instruments classified as trading securities.

During the three months ended March 31, 2007, we recorded a loss on derivative instruments of $96,000, as compared to a net gain on derivatives instruments of $275,000 during the three months ended March 31, 2006. During the three months ended March 31, 2007, we recorded a loss of $80,000 on the ineffective portion of corridors and interest rate swaps, compared to a gain of $60,000 recorded on the ineffective portion of corridors and interest rate swaps during the three months ended March 31, 2006. Additionally, at March 31, 2007 and 2006, we held $206,000 and $1.3 million, respectively, of corridors classified as trading securities in prepaid and other assets as these corridors were no longer deemed “highly effective.” During the three months ended March 31, 2007 and 2006, we recorded a loss of $16,000 and a gain of $215,000, respectively, to earnings for the changes in the fair value of the hedges (specifically corridors) held as trading securities.

Provision for Income Tax Expense

We recorded an income tax expense of $3.6 million on pre-tax income of $8.5 million for the three months ended March 31, 2007 (an effective tax rate of approximately 42.3%). The increase in the effective tax rate for the three months ended March 31, 2007, was a result of our estimate for a lower overall effective tax rate for 2007 and subsequent years. As a result of lowering our estimated future overall effective tax rate, we had to reduce our deferred tax asset, which resulted in an increase in our tax provision of $287,000 during the three months ended March 31, 2007. The effective tax rate, excluding the effect of the rate reduction in the deferred tax asset, would have been 38.9% for the three months ended March 31, 2007. We recorded an income tax expense of $4.2 million on pre-tax income of $10.8 million for the three months ended March 31, 2006 (an effective tax rate of approximately 39.1%).

Financial Condition

March 31, 2007 Compared to December 31, 2006

Cash and Cash Equivalents. Cash and cash equivalents increased $1.3 million, or 22.1%, to $7.0 million at March 31, 2007, from $5.7 million at December 31, 2006. This increase was primarily related to timing of cash received and disbursed from normal operations.

Mortgage Loans Held for Investment, Net. Mortgage loans held for investment, net increased $614.4 million, or 9.7%, to $7.0 billion at March 31, 2007, from $6.4 billion at December 31, 2006. This account represents our basis in the mortgage loans that were either delivered to the securitization trusts (recorded as mortgage loans held for investment - securitized) or are pending delivery into future securitizations or sale on a whole-loan basis (recorded as mortgage loans held for investment - pre-securitization), net of discounts, deferred fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net at March 31, 2007 and December 31, 2006:

(Dollars in thousands)	At March 31, 2007	At December 31, 2006
Mortgage loans held for investment - securitized	$6,565,995	$6,051,996
Mortgage loans held for investment - pre-securitization (1)	528,889	417,818
Discounts (MSR related)	(41,345)	(36,933)
Net deferred origination fees	(19,884)	(19,194)
Allowance for loan losses	(60,868)	(55,310)
Mortgage loans held for investment, net	$6,972,787	$6,358,377

(1) Included in our mortgage loans held for investment - pre-securitization at March 31, 2007 and December 31, 2006 was approximately $464.4 million and $335.9 million, respectively, of mortgage loans that were pledged as collateral for our warehouse financings at March 31, 2007 and December 31, 2006, respectively.

During the three months ended March 31, 2007, we originated $1.2 billion of mortgage loans and sold $177.1 million of loans on a whole-loan basis. The increase in mortgage loans held for investment is driven by the volume of our originations, net of principal repayments and whole-loan sales for the three months ended March 31, 2007. The increase in the mortgage loans held for investment - pre-securitization was impacted by our decision at the end of 2006 to carry additional loans into the first quarter of 2007, coupled with the increased level of originations during the three months ended March 31, 2007. These pre-securitization loans were primarily financed through our warehouse credit facilities.

We maintain an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future (generally an 18 to 24 month period) on our mortgage loans held for investment. At March 31, 2007 and December 31, 2006, we established an allowance for loan losses totaling $60.9 million and $55.3 million, respectively, based upon our analysis of the mortgage loans held for investment portfolio, including a $754,000 and $1.0 million, respectively, reserve for probable loan losses on impaired mortgage loans. The increase in the allowance for loan losses is primarily driven by the growth and seasoning of our mortgage loans held for investment portfolio. We have not substantively changed any aspect of our overall approach in the determination of the allowance for loan losses under SFAS No. 5, and there have been no material changes in our assumptions or estimates as compared to the prior year that impacted the determination of the allowance for loan losses at March 31, 2007.

The following table sets forth a summary of the activity in the allowance for loan losses for the three months ended March 31, 2007 and the year ended December 31, 2006:

(Dollars in thousands)	For the Three Months Ended March 31, 2007	For the Year Ended December 31, 2006
Allowance for loan losses - beginning of year	$55,310	$36,832
Provision for loan losses (1)	10,645	29,085
Charge-offs (2)	(5,087)	(10,607)
Allowance for loan losses - end of period/year (3)	$60,868	$55,310

(1) The provision for loan losses for the three months ended March 31, 2007 and year ended December 31, 2006 includes a specific provision which consisted of a $259,000 recovery and a $377,000 recovery, respectively. The specific provisions relates to probable losses attributable to impaired loans.

(2) None of the charge-offs for the three months ended March 31, 2007 related to impaired loans. The charge-offs for the year ended December 31, 2006 includes a $342,000 (net of $10,000 of recoveries), respectively, in charge-offs against the specific allowance for loan losses attributable to impaired loans primarily related to loans located in Hurricanes Katrina and Rita disaster areas.

(3) The allowance for loan losses at March 31, 2007 and December 31, 2006 includes a specific allowance for impaired loans of $754,000 and $1.0 million, respectively. A portion of the specific allowance, or $413,000 and $675,000, relates to impaired loans located in Hurricanes Katrina and Rita disaster areas at March 31, 2007 and December 31, 2006, respectively.

Our specific allowance for loan losses at March 31, 2007 and December 31, 2006 is based upon our probable loss exposure attributable to 18 and 17 properties, respectively, securing a total unpaid principal balance (impaired loans) of $3.1 million and $2.5 million, respectively. The impaired loan totals at March 31, 2007 and December 31, 2006 include approximately $940,000 (of which $225,000 are pre-securitization loans) and $1.3 million (of which $226,000 are pre-securitization loans), respectively, of mortgage loans held for investment located in the Hurricanes Katrina and Rita disaster areas designated by Federal Emergency Management Agency (“FEMA”). As additional information is obtained, we will continue to assess the need for any adjustments to our specific reserves related to our impaired loans.

Trustee Receivable. Trustee receivable increased $3.4 million, or 4.7%, to $76.8 million at March 31, 2007 from $73.4 million at December 31, 2006. Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment - securitized portfolio. The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of March 31, 2007 and December 31, 2006 totaled $70.2 million and $67.0 million, respectively, relating to the securitizations accounted for as secured financings. The trustee is expected to remit these amounts on the following month’s scheduled remittance date, at which time they mainly will be used to pay down principal on the related financing on mortgage loans held for investment, net. Additionally comprising the balance in trustee receivable is the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us one month after collection (i.e., interest collected by the third-party servicer after our March 2007 remittance cut-off date will be remitted to us in April 2007).

Accrued Interest Receivable. Accrued interest receivable increased $2.7 million, or 6.5%, to $44.4 million at March 31, 2007, from $41.7 million at December 31, 2006. The increase is due to (1) the 8.5% increase in mortgage loans held for investment - securitized from December 31, 2006, (2) the 26.6% increase in mortgage loans held for investment - pre-securitization during the same period, and, to a lesser extent, (3) the effect of an increase in the weighted-average interest rates on the mortgage loans held for investment - securitized of six basis points from December 31, 2006 to March 31, 2007. Additionally contributing to the increase in the accrued interest receivable balance is the increase in the amount of accrued interest owed relating to loans that are 30 to 89 days past due in accordance with contractual terms of the mortgage at March 31, 2007 compared to December 31, 2006.

Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the three months ended March 31, 2007 and the year ended December 31, 2006:

(Dollars in thousands)	For the Three Months Ended March 31, 2007	For the Year Ended December 31, 2006
Balance, beginning of year	$1,209	$7,789
Excess cashflow certificates sold	(1,050)	(1,500)
Accretion	17	452
Cash receipts	(1,736)	(16,198)
Net change in fair value	1,560	10,666
Balance, end of period	$--	$1,209

During the three months ended March 31, 2007 and the year ended December 31, 2006, we sold at fair value $1.1 million and $1.5 million, respectively, of excess cashflow certificates to a third-party without recourse. After the sale in the first quarter of 2007, we no longer hold any excess cashflow certificates.

Equipment, Net. Equipment, net, decreased $306,000, or 3.7%, to $8.0 million at March 31, 2007, from $8.3 million at December 31, 2006. The decrease is primarily due to the depreciation recognized during the three months ended March 31, 2007 exceeding the amount of equipment purchases made during the same period. During the later part of 2006, we purchased computer equipment and office furnishings, in addition to making leasehold improvements, which reflected the increase in employees and office expansions made over that period time. The computer equipment and office furnishings purchased are being depreciated over a three- to five-year period from the date acquired, while the leasehold improvements are depreciated generally over the shorter of the life of the lease or the estimated useful life.

Accounts Receivable. Accounts receivable increased $10.4 million to $15.3 million at March 31, 2007, from $4.9 million at December 31, 2006. The increase primarily is due to an $6.8 million increase in current taxes receivable and an increase in servicer receivables on loans held for investment - pre-securitization. The increase in the current taxes receivable is primarily attributable to the sale of our remaining excess cashflow certificates (which also resulted in a decrease in our deferred tax asset, as described below) during the three months ended March 31, 2007. The increase in servicer receivables relates to a $3.5 million increase in loan payments received by our third-party loan servicer during March 2007, which was remitted to us in April 2007.

Prepaid and Other Assets. Prepaid and other assets increased $2.3 million, or 4.6%, to $52.1 million at March 31, 2007, from $49.8 million at December 31, 2006. The increase primarily is due to the $4.5 million increase in REO properties due to the expected seasoning of the loan portfolio, partially offset by a $2.2 million net decrease in the fair value of our derivative instruments used to hedge our securitization debt during the three months ended March 31, 2007.

At March 31, 2007 and December 31, 2006, we held $34.1 million and $29.6 million, respectively, of REO properties, which we carry at the lower of cost or fair value, less estimated selling costs.  A provision of $2.2 million and $131,000 was made during the three months ended March 31, 2007 and 2006, respectively, for decreases in the fair value of the REO properties.

Deferred Tax Asset. The deferred tax asset decreased by $8.9 million, or 19.3%, to $36.9 million at March 31, 2007, from $45.8 million at December 31, 2006. The decrease primarily relates to (1) gain-on-sale accounting versus REMIC tax accounting for securitizations entered into prior to 2004 (primarily attributable to the sale of our remaining excess cashflow certificates), (2) capitalized origination fees and related costs, and (3) realized gains and losses on derivatives (interest rate swaps) associated with hedging the securitization debt issuance (financing costs). These decreases were partially offset by increased deferred tax assets related to the timing of loan losses (allowance for loan losses) and non-accrual interest, coupled with a $1.5 million increase in deferred taxes related to the fair value of the hedge instruments within accumulated OCI.

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

Bank Payable. Bank payable increased $378,000, or 24.3%, to $1.9 million at March 31, 2007, from $1.6 million at December 31, 2006. Bank payable represents the amount of checks written against our operating account which are subsequently covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

       Warehouse Financing. Our warehouse financing increased $121.2 million, or 36.1%, to $457.1 million at March 31, 2007, from $335.9 million at December 31, 2006. The increase was primarily due to a $111.1 million, or 26.6%, increase in the amount of mortgage loans held for investment - pre-securitization from December 31, 2006 to March 31, 2007. The increase in warehouse financing relates to our decision at the end of 2006 to carry additional loans into the first quarter of 2007, coupled with the increased level of originations during the three months ended March 31, 2007. We have continued to carry additional loans financed through our warehouse credit facilities rather than through securitization debt in order to take advantage of the favorable interest rate spreads that exist on our warehouse credit facilities at March 31, 2007. Additionally impacting the amount of outstanding borrowings under our warehouse credit facilities was the decrease in the amount of self-funded loans from December 31, 2006 to March 31, 2007. At March 31, 2007, we self-funded $71.8 million ($7.3 million which are pledged as collateral on our warehouse credit facilities) of these mortgage loans, as compared to $82.0 million at December 31, 2006.

Financing on Mortgage Loans Held for Investment, Net. Our financing on mortgage loans held for investment, net increased $489.0 million, or 8.1%, to $6.5 billion at March 31, 2007, from $6.0 billion at December 31, 2006. This increase in the issuance of asset-backed securities corresponds to the increase in loans held for investment - securitized during the three months ended March 31, 2007. The balance of this account will generally increase or decrease in proportion to the change in the balance of our mortgage loans held for investment - securitized.

Other Borrowings. Other borrowings increased $301,000, or 5.0%, to $6.3 million at March 31, 2007 from $6.0 million at December 31, 2006. The increase in other borrowings was due to an increase in the amount of financed equipment during the three months ended March 31, 2007. The increase in the need for equipment, and the resulting equipment financing, was due to the 6.7% increase in personnel from December 31, 2006 and the effect of the expansion of several of our mortgage origination offices during the later part of 2006.

The following table summarizes certain information regarding other borrowings at March 31, 2007 and December 31, 2006:

(Dollars in thousands)
Equipment Financing	Range of Interest Rates	Balance	Range of Expiration Dates

At March 31, 2007	6.69% to 8.95%	$ 6,271	April 2007 to April 2010

At December 31, 2006	6.26% to 8.95%	$ 5,970	January 2007 to November 2009

Accrued Interest Payable. Accrued interest payable increased $2.6 million, or 10.4%, to $27.7 million at March 31, 2007, from $25.1 million at December 31, 2006. The increase was primarily related to (1) the 8.1% increase in financing on mortgage loans held for investment, net, (2) the 36.1% increase in warehouse financing, and (3) the impact of the five basis point (5.65% at March 31, 2007 from 5.60% at December 31, 2006) increase in the weighted-average cost on mortgage loans held for investment financing, immaterially offset by with a one basis point decrease in the index that is utilized to calculate the interest expense on our warehouse financing.

Accounts Payable and Other Liabilities. Accounts payable and other liabilities increased $8.8 million, or 16.7%, to $62.0 million at March 31, 2007, from $53.2 million at December 31, 2006. The increase was primarily due to (1) a $7.2 million increase in accrued servicer payables related primarily to our growth in our mortgage loans held for investment portfolio, and (2) a $1.6 million increase in payroll accruals for payroll related items (i.e., salary and commissions) due primarily to the increase in origination volume during the three months ended March 31, 2007, coupled with a 6.7% increase in personnel since December 31, 2006. These increases were partially offset by a $232,000 decrease in accrued professional fees, primarily related to the timing of payments from December 31, 2006 to March 31, 2007.

Stockholders’ Equity. Stockholders’ equity increased $1.8 million, or 1.2%, to $151.4 million at March 31, 2007 from $149.6 million at December 31, 2006. This increase is primarily due to (1) the recording of $4.9 million in net income for the three months ended March 31, 2007, (2) the $40,000 of proceeds and $52,000 of excess tax benefits we received from the exercise of 19,650 stock options from authorized but unissued shares during the three months ended March 31, 2007, and (3) the $396,000 impact of stock-based compensation recorded during the period. These increases were offset by decreases of $2.4 million, net of tax, in the accumulated OCI related to the net unrealized losses from derivatives, and the accrual of $1.2 million in common stock dividends that were declared on March 29, 2007 and paid on April 6, 2007.

Contractual Obligations

The following table summarizes our material contractual obligations as of March 31, 2007:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Financing on mortgage loans held for investment, net (1)	$6,506,954	$2,112,100	$2,279,170	$973,710	$1,141,974
Operating leases	$20,843	$7,086	$8,741	$5,016	$--
Equipment financing	$6,271	$324	$4,904	$1,043	$--

(1) Amounts shown reflect estimated repayments based on anticipated receipt of principal and interest of the underlying mortgage loan collateral using prepayment speed assumptions based upon historical loan performance.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met. Our commitments have fixed expiration dates, but no locked-in interest rate. We quote interest rates to customers, which are generally subject to change. Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure. We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under SFAS No. 133. Accordingly, they are not recorded in our consolidated financial statements. At March 31, 2007 and December 31, 2006, we had outstanding origination commitments to fund approximately $181.2 million and $117.1 million, respectively, in mortgage loans.

Off-Balance Sheet Arrangements

Prior to 2004, we structured our securitizations as off-balance sheet transactions, retaining excess cashflow certificates on-balance sheet to reflect our ownership interest in these securitizations. Beginning in 2004, we began to account for our securitizations as secured financings (on-balance sheet). During the three months ended March 31, 2007, we sold our remaining excess cashflow certificates. We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts. The third-party investors or the trusts have no recourse to our assets or us and do not have the ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties. See “Origination of Mortgage Loans - Securitizations” and “Securitizations Structured as a Sale” for additional information regarding these transactions.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Net cash provided by (used in):

Operating activities	$11,343	$306

Investing activities	$(617,605)	$(454,628)

Financing activities	$607,528	$455,344

Operating Activities - The net cash provided by operating activities was $11.3 million for the three months ended March 31, 2007, compared to $306,000 for the three months ended March 31, 2006. The increase for the three months ended March 31, 2007 primarily reflects the net impact of the $10.6 million increase in accrued interest payable, accounts payable and other liabilities, the $4.9 million of net income recorded, the $10.6 million provision for loan losses, the $8.6 million of proceeds received from the sale of MSRs, the $2.8 million of cash received related to our excess cashflow certificates (including proceeds from sales) and the $10.4 million of deferred tax expense accrued. Partially offsetting these increases was the impact of the $22.6 million increase in trustee receivable, accrued interest receivable, accounts receivable and prepaid and other assets, the $8.1 million of gains recorded on mortgage loan sales, the $4.4 million of deferred origination income and $1.6 million of gains on the change in fair value of excess cashflow certificates.

Investing Activities - The net cash used in investing activities was $617.6 million for the three months ended March 31, 2007, compared to $454.6 million for the three months ended March 31, 2006. The increase in net cash used in investing activities during the three months ended March 31, 2007 primarily related to the $802.2 million in net originations of mortgage loans held for investment, offset by $185.2 million in proceeds received from the sale of mortgage loans.

Financing Activities - The net cash provided by financing activities was $607.5 million for the three months ended March 31, 2007, compared to $455.3 million for the three months ended March 31, 2006. The increase net cash provided during the three months ended March 31, 2007 primarily related to the $121.2 million in net proceeds received from warehouse financing, and by $486.7 million in the net proceeds received from the financing on mortgage loans held for investment.

Liquidity and Capital Resources

       The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses, securitization activities, tax payments and planned dividend payments. We generate working capital primarily from the cash proceeds we receive from our securitizations, including the NIM transactions and the sale of MSRs. Our current cost structure has many embedded fixed costs, which are not likely to be significantly affected by a relatively substantial change in our loan origination volume. If we can continue to originate a sufficient amount of mortgage loans and continue our practice of securitizations, we expect to generate sufficient cash proceeds from our securitization financings, whole-loan sales and the cash flows from our growing portfolio of mortgage loans held for investment to largely offset our current cost structure and cash uses. However, we may choose to not sell MSRs or reduce the amount of securitization debt we issue, which will negatively impact our cash flow in any period in which this occurs. Additionally, although we believe our strategy to hedge our exposure to rising interest rates in an effort to “lock in” our spread (as discussed in more detail in “Summary of Critical Accounting Policies - Accounting for Hedging Activities” above and “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Hedging” below) to be appropriate, decreasing interest rates could adversely impact our cash flow in future periods.

We believe we must generate sufficient cash from the following in order to sustain our current level of working capital:

•	the proceeds we receive from selling or financing asset-backed securities (including NIM notes or Class N Notes) in connection with our securitizations;

•	the proceeds from the sale of MSRs to a third-party mortgage servicer;

•	the premiums we receive from selling whole loans on a servicing-released basis;

•	origination fees collected on newly closed loans;

•	the cash flow from corridors and interest rate swaps; and

•	principal and interest payments we receive on our loans held for investment.

        Currently, our primary uses of cash include the funding of:

•	mortgage loans held for investment - pre-securitization which are not financed;

•	interest expense on warehouse credit financings, financing of mortgage loans held for investment, interest rate swap payments and other financings;

•	scheduled principal pay-downs on financing of mortgage loans held for investment, warehouse credit financings and other financings;

•	transaction costs, derivative costs and credit enhancement (O/C requirements) in connection with our securitizations;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•	tax payments, including those related to excess inclusion income on our REMIC securitizations issued through 2004, and all, or a portion, of the dividends received from our REIT subsidiary; and

•	common stock dividends.

Historically, we have financed our operations utilizing securitization financings, various secured credit financing facilities, issuances of corporate debt, issuances of equity, and MSRs sold in conjunction with each of our securitizations.

We have repurchase agreements with institutions that purchased mortgage loans from us several years ago. Some of the agreements provide for our repurchase of any of the mortgage loans that go to foreclosure sale. At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole. The dollar amount of loans that were sold with recourse and are still outstanding totaled $384,000 and $387,000 at March 31, 2007 and December 31, 2006, respectively. Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $159,000 and $81,000 at March 31, 2007 and December 31, 2006, respectively. We did not repurchase any loans that were sold with recourse under our existing repurchase agreements during the three months ended March 31, 2007 or during the year ended December 31, 2006.

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

To originate and accumulate loans for securitization, we borrow money on a short-term basis primarily through secured warehouse credit facilities. Throughout each quarter, as we amass loans for inclusion in the next securitization, a significant portion of our total warehouse financing lines may be utilized to fund these loans. The majority of the loans collateralizing warehouse borrowings are held for a period of up to 120 days, at which point they are typically securitized or sold. Each facility provides the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent. The material terms and features of our warehouse credit facilities in place at March 31, 2007 (including any subsequent changes thereto) are as follows:

       Deutsche Bank Warehouse Credit Facility. We have a $350.0 million facility ($200.0 million of which is committed) with Deutsche Bank which bears interest based upon a fixed margin over one-month LIBOR. The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 29 days delinquent and a limited amount of mortgage loans between 30 to 89 days delinquent. This facility expires in October 2007. As of March 31, 2007, the outstanding balance under the facility was $214.2 million.

RBS Greenwich Capital Warehouse Credit Facility. We have a $350.0 million facility ($200.0 million of which is committed) with RBS Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over one-month LIBOR. The facility provides the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent. Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages. This facility expires in November 2007. As of March 31, 2007, the outstanding balance under the facility was $118.8 million.

Citigroup Warehouse Credit Facility. We have a $350.0 million committed facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over one-month LIBOR. The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent. Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages. This facility expires in May 2007. As of March 31, 2007, the outstanding balance under the facility was $75.5 million.

Bank of America Warehouse Credit Facility. We have a $350.0 million facility ($175.0 million of which is committed) with Bank of America, LLC which bears interest based upon a fixed margin over one-month LIBOR. The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent and a limited amount of mortgage loans between 60 to 89 days delinquent. This facility expires in August 2007. As of March 31, 2007, the outstanding balance under the facility was $48.5 million.

JPMorgan Chase Warehouse Credit Facility. We have a $350.0 million facility ($200.0 million of which is committed) with JPMorgan Chase which bears interest based upon a fixed margin over one-month LIBOR. The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent and a limited amount of mortgage loans between 60 to 89 days delinquent. This facility expires in May 2007. As of March 31, 2007, we had no outstanding balance under the facility.

Our warehouse agreements require us to comply with various operating and financial covenants. The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants. We believe we were in compliance with these covenants as of March 31, 2007.

Interest Rate Risk

       Our primary market risk exposure is interest rate risk. Our results of operations may be significantly affected by the level of and fluctuation in interest rates. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk”).

Current Interest Rate Environment. Net interest income after provision for loan loss represented 75.5% and 73.1% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the three months ended March 31, 2007 and 2006, respectively. Accordingly, the interest rate environment has a substantial impact on our earnings. Our balance sheet is currently liability sensitive. A company with a liability sensitive balance sheet generally experiences reduced net interest income in a rising interest rate environment, while earnings are enhanced in a decreasing interest rate cycle. The impact of rising short-term interest rates and a flattening of the yield curve have negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted.

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

We also sell loans on a whole-loan basis, from time-to-time, to banks and other financial institutions. When we sell mortgage loans on a whole-loan basis we normally make standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans if they are breached. Additionally, certain whole-loan sale contracts include provisions that require us to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. In these instances, we are subject to repurchase risk in the event of a breach of standard representations or warranties we make in connection with these whole-loan sales. During the three months ended March 31, 2007 and the year ended December 31, 2006, we repurchased or net settled $2.1 million and $2.3 million, respectively, of loans under certain re-purchase provisions related to whole-loan sales.

Geographical Concentration

Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States. For the three months ended March 31, 2007, approximately 24.4%, 10.4%, 7.0% and 6.8%, based upon principal balance, of the mortgage loans we originated were on properties located in New York, Florida, Illinois and New Jersey, respectively, with no other state representing more than 5% of the originations.

The concentration of mortgage loans in specific geographic areas may increase the risk of loss. Economic conditions in the states where borrowers reside may affect the delinquency, loss and foreclosure experience of the mortgage loans. These states may suffer economic problems, natural disasters or reductions in market values for residential properties that are not experienced in other states.

The value of mortgaged properties could decline as a result of an overall decline in the economy or residential real estate market, or from the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies (i.e., hurricane-related damages). This decline, in turn, would increase the risk of delinquency, default or foreclosures on mortgage loans in our mortgage loans held for investment portfolio and restrict our ability to originate, sell or securitize mortgage loans.

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

Inflation

       Inflation affects us most significantly in the areas of mortgage loan originations and profit margins. Interest rates normally increase during periods of rising inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation). Historically, as interest rates increase, mortgage loan production decreases, particularly from loan refinancing. Generally, in such periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among loan originators and higher unit costs, thus further reducing our earnings. (See “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate/Market Risk”).

Impact of New Accounting Standards

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be so measured. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective for our fiscal year beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements, but we do not expect that the adoption during the first quarter of 2008 will have a material impact on our financial condition or results of operations.

Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements, but we do not expect that the adoption during the first quarter of 2008 will have a material impact on our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes. In June 2006, FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN No. 48. FIN No. 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN No. 48 on January 1, 2007 did not have a material effect on our consolidated financial statements.

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

Changes in the general interest rate levels between the time we originate mortgage loans and the time we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income by affecting the “excess spread” between the interest rate on the mortgage loans and the interest paid on the asset-backed securities issued by the securitization trusts. We may use hedges, such as interest rate swaps and corridors, to mitigate the effect of changing interest rates between the time we originate loans and the time we either securitize or sell the loans. If hedges are not utilized, as interest rates rise between the time we originate the loans and the time we securitize or sell the loans, the excess spread generally would narrow, resulting in a loss of value on the loans and lowering the net interest income we would receive on the mortgage loans we securitize and lower net gains, or possibly produce losses on the whole loans we sell. Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life in the case of securitizations and an expected gain on sale to be booked at the time of their sale, our exposure to decreases in the fair value of the mortgage loans rises when moving from a lower to a higher interest rate environment, such as the current environment. A higher interest rate environment results in our having a higher cost of funds. This decreases both the fair value of the mortgage loans and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse credit facilities used to finance the loans prior to their securitization or sale. As a result, we may experience lower spreads on securitized loans and a lower gain on whole-loan sales.

We regularly issue securitization asset-backed securities collateralized by fixed- and variable-rate mortgage loans. As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when asset-backed securities are issued. To reduce our financial exposure to changes in interest rates, our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings. We also use corridors (corresponding purchase and sale of interest rate caps with similar notional balances at different strike prices) and/or amortizing notional balance interest rate swaps that are designed to mitigate our basis risk within the securitization. (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities”). Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment. (See “- Interest Rate Risk/Market Risk” and “Part II. - Item 1A. - Risk Factors”).

Interest Rate/Market Risk

Our general investment policy is to maintain the net interest margin between assets and liabilities.

        Loan Price Volatility. Under our current mode of operation, we utilize the market for wholesale non-conforming mortgage loans to sell a portion of our loan origination production, normally at a gain, each quarter. The use of the wholesale mortgage loan market to sell our loans is dependent upon the market prices being offered compared to the potential financial benefit of retaining the loans (i.e., securitizing the loans) in our portfolio. Our financial results may be significantly impacted, depending upon whether we decide sell or retain the loans. Our decision to sell will also depend, in part, on our ability to find purchasers for our loans at prices that cover origination expenses.

Interest Rate Risk. Interest rates affect our ability to earn a spread between interest received on our loans and the cost of our borrowings, including the cost of corridors, if any, that are tied to various interest rate swap maturities, LIBOR, and other interest rate spread products, such as mortgage, auto and credit card backed receivable securities. Our profitability is likely to be negatively impacted during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could impact our ability to originate loans. A significant decline in interest rates could increase the level of loan prepayments, which would decrease the size of the loan portfolio underlying our securitizations. In an effort to mitigate the effect of interest rate risk, we periodically review our various mortgage products and identify and modify those that have proven historically more susceptible to prepayments. However, there can be no assurance that these modifications to our product line will mitigate effectively any interest rate risk in the future.

Periods of unexpected or rapid changes in interest rates, and/or other volatility or uncertainty regarding interest rates, also can harm us by increasing the likelihood that asset-backed investors will demand higher spreads than normal to offset the volatility and/or uncertainty, decreasing our net interest margin.

       Fluctuating interest rates also may affect the net interest income we earn, resulting from the difference between the yield we receive on the loans held pending securitization or sale and the interest paid by us for funds borrowed under our warehouse credit facilities. In the past, from time to time, we have undertaken specific measures to hedge our exposure to this risk by using various hedging strategies, including Fannie Mae mortgage securities, treasury rate lock contracts and/or interest rate swaps. With our transition to on-balance sheet portfolio securitizations in 2004, we have and may continue to hedge our exposure to interest rate risk as described above in “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities.”

When interest rates on our assets do not adjust at the same rates as our liabilities or when the assets have fixed rates and the liabilities are adjusting, our future earnings potential is affected. We express this interest rate risk as the risk that the market value of assets will increase or decrease at different rates than that of the liabilities. Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change. We assess the risk based on the change in market values given increases and decreases in interest rates. We also assess the risk based on the impact to net income in changing interest rate environments.

       Management primarily uses financing sources where the interest rate resets frequently. As of March 31, 2007, the adjustable-rate borrowings under all of our financing arrangements adjust daily (i.e., our warehouse credit facilities) or monthly (i.e., portions of our securitization debt). On the other hand, most of the mortgage loans we own are fixed rate; the remainder contains features where rates are fixed for some period of time and then adjust frequently thereafter (typically every six months). For example, one of our loan products is the “3/27” loan. This 30-year loan has a fixed interest rate for its first three years and then adjusts every six months thereafter.

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

       As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets (primarily comprised of mortgage loans held for investment) and interest-bearing liabilities (primarily comprised of the securitization and warehouse financing related to our mortgage loans and any related hedging instruments) and their effect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and the degree to which those shifts affect net interest income. First, we project our net interest income for the next 12 months and 36 months using current end-of-period data, in conjunction with a forward LIBOR curve and estimated repayment data based on anticipated receipt of principal and interest on the underlying mortgage loan collateral.

       We refer to the one-year and the three-year projections of net interest income as the “base case.” Second, once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base case and includes any associated changes in projected mortgage prepayment speeds. The following sensitivity tables present the results of each 100 basis point change in interest rates compared to the base case, in order to determine the estimated dollar and percentage change to net interest income at March 31, 2007:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One-Year Projection:

Net interest income (1)(2)	$159,278	$154,659	$150,189	$164,121	$169,360
Percentage change from base		(2.90)%	(5.71)%	3.04%	6.33%

Three-Year Projection:

Net interest income (1)(2)	$341,653	$334,574	$327,158	$349,223	$358,288
Percentage change from base		(2.07)%	(4.24)%	2.22%	4.87%

(1) Net interest income from assets (income from mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 100 basis points and 200 basis points.

(2) Assumes warehouse interest expense through June 30, 2007.

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

       Corridors are legal contracts between us and a third-party firm or “counterparty.” The counterparty agrees to make payments to us in the future (net of the in-the-money interest rate cap sold as part of the corridor) should the one- or three-month LIBOR interest rate rise above the strike rate specified in the net purchased option contract. Each contract has both a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity. When the referenced LIBOR interest rate rises above the contractual strike rate, we earn corridor income (net of the in-the-money interest rate cap sold as part of the corridor). Payments on an annualized basis are equal to the difference between actual LIBOR and the strike rate. Interest rate swaps have similar characteristics. However, interest rate swap agreements allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted-average strike price or rates for corridors and amortizing notional balance interest rate swaps that we held as of March 31, 2007:

(Dollars in thousands, except weighted-average strike price and rate)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$676,627	$423,062	$115,219	$34,554	$26,545	$77,247
Weighted-average strike price	7.14%	6.84%	7.47%	7.47%	7.43%	7.39%

Caps sold - notional	$676,627	$423,062	$115,219	$34,554	$26,545	$77,247
Weighted-average strike price	9.26%	9.24%	9.30%	9.27%	9.28%	9.31%

Amortizing notional balance interest rate swaps:
Notional	$307,283	$130,306	$107,128	$69,849	$--	$--
Weighted-average rate	5.11%	5.12%	5.09%	5.02%	--	--

Item 4. Controls and Procedures.

       Prior to the filing of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures also are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant deficiencies or material weaknesses identified during the course of this evaluation. There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject, in the normal course of business, to numerous claims and legal proceedings, including class actions. The current status of the pending class actions and other material litigation is summarized below:

•
In or about November 1998, we received notice that we had been named in a lawsuit filed in the United States District Court for the Eastern District of New York. In December 1998, the plaintiffs filed an amended complaint alleging that we had violated the Home Ownership and Equity Protection Act of 1994, the federal Truth-in-Lending Act, and Section 349 of the New York State General Business Law, which relates to consumer protection for deceptive practices. The complaint sought: (a) certification of a class of plaintiffs, (b) declaratory judgment permitting rescission, (c) unspecified actual, statutory, treble and punitive damages, including attorneys’ fees, (d) injunctive relief and (e) declaratory judgment declaring the loan transactions as void and unconscionable. On December 7, 1998, the plaintiffs filed a motion seeking a temporary restraining order and preliminary injunction, enjoining us from conducting foreclosure sales on 11 properties. The District Court Judge ruled that in order to consider the motion, plaintiff must move to intervene on behalf of these 11 borrowers. Thereafter, plaintiff moved to intervene on behalf of three of these 11 borrowers and sought injunctive relief on their behalf. We opposed the motions. On December 14, 1998, the District Court Judge granted the motion to intervene and on December 23, 1998, the District Court Judge issued a preliminary injunction that enjoined us from proceeding with the foreclosure sales of the three interveners’ properties. We filed a motion for reconsideration of the December 23, 1998 order. In January 1999, we filed an answer to plaintiffs’ first amended complaint. In July 1999, the plaintiffs were granted leave, on consent, to file a second amended complaint. In August 1999, the plaintiffs filed a second amended complaint that, among other things, added additional parties but contained the same causes of action alleged in the first amended complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by plaintiffs and, in June 2000, was denied in part and granted in part by the District Court. In or about October 1999, plaintiffs filed a motion seeking an order preventing us, our attorneys and/or the New York State Banking Department (“NYSBD”) from issuing notices to a number of our borrowers, in accordance with the settlement agreement entered into by and between the NYSBD and us. In the fourth quarter of 1999, we and the NYSBD submitted opposition to the plaintiffs’ motion. In March 2000, the District Court issued an order that permitted us to issue an approved form of the notice. In September 1999, the plaintiffs filed a motion for class certification, which we opposed in February 2000, and which was ultimately withdrawn without prejudice by the plaintiffs in January 2001. In February 2002, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The District Court preliminarily approved the settlement and a fairness hearing was held in May 2002. We submitted supplemental briefing at the District Court’s request in or about April 2004. In August 2004, the District Court conditionally approved the settlement, subject to our submitting supplemental documentation regarding a change in the settlement agreement and proposed supplemental notices to be sent to those borrowers who either opted out or objected. We, plaintiffs and certain objectors submitted our respective supplemental submissions in August 2004 and the District Court granted its final approval to the settlement in January 2005. In February 2005, certain objectors filed a notice of appeal. The objectors filed their appellate brief in July 2005. We filed our appellate papers in opposition in September 2005, and the objectors filed their reply papers in September 2005. In February 2006, the Appellate Court vacated the District Court’s decision to approve the settlement, not based on the merits of the settlement, but because a motion to intervene was decided by the District Court Magistrate Judge and not the District Court Judge. The Appellate Court instructed the District Court Judge to rule on the motion to intervene and, until then, it cannot be determined if the District Court Judge will also have to rule on the fairness of the settlement, or if that issue will have to return to the Appellate Court. Briefing on the intervention motion was re-submitted to the District Court Judge in July 2006, and the motion was denied in November 2006. In January 2007, we executed a proposed amendment to the settlement with the plaintiffs which did not increase the settlement amount. In March 2007, the plaintiffs filed a motion for preliminary approval of the amended settlement and the proposed notice to the class. In April 2007, certain objectors filed an opposition to the motion for preliminary approval. We filed our reply to the objectors' opposition in May 2007.  The plaintiffs also filed their reply to the objectors' opposition in May 2007.  If the District Court preliminarily approves the settlement, as amended, a new fairness hearing date will be scheduled. If the settlement is not approved, we believe we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In or about March 1999, we received notice that we and certain of our officers and directors had been named in a lawsuit filed in the Supreme Court of the State of New York, New York County, alleging that we had improperly charged certain borrowers processing fees. The complaint sought: (a) certification of a class of plaintiffs, (b) an accounting and (c) unspecified compensatory and punitive damages, including attorneys’ fees, based upon alleged (i) unjust enrichment, (ii) fraud and (iii) deceptive trade practices. In April 1999, we filed an answer to the complaint. In September 1999, we filed a motion to dismiss the complaint, which was opposed by the plaintiffs, and in February 2000, the Court denied the motion to dismiss. In April 1999, we filed a motion to change venue and the plaintiffs opposed the motion. In July 1999, the Court denied the motion. We appealed, and in March 2000, the Appellate Court granted our appeal to change venue from New York County to Nassau County. In August 1999, the plaintiffs filed a motion for class certification, which we opposed in July 2000. In or about September 2000, the Appellate Court granted the plaintiffs’ motion for class certification, from which we appealed. The Appellate Court denied our appeal in December 2001. In or about June 2001, we filed a motion for summary judgment to dismiss the complaint, which was denied by the Court in October 2001. We appealed that decision, but the Appellate Court denied our appeal in November 2002. We filed a motion to reargue in December 2002, which was denied by the Appellate Court in January 2003. Discovery continued in the lower Court. In October 2006, we executed a settlement agreement with the plaintiffs, under which we denied all wrongdoing, but agreed to resolve the litigation on a class-wide basis. The Court preliminarily approved the settlement and scheduled a fairness hearing in March 2007, at which the Court granted final approval of the settlement agreement. The settlement is now being administered.

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

•
In or about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our subsidiary, Fidelity Mortgage Inc. (“Fidelity”, now a division of our other subsidiary, Delta Funding Corporation), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act ("FLSA"). The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys’ fees, (5) leave to add additional plaintiffs, and (6) leave to amend to add claims under applicable state laws. We filed an answer and discovery has commenced. In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion. In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff’s motion for conditional class certification be granted, and that plaintiff’s motion to authorize judicial notice be granted (subject to revision and final approval by the District Court). In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge’s Report and Recommendation and the plaintiff filed its opposition to our objections. In July 2005, the District Court upheld the Magistrate Judge’s Report and Recommendation. Any potential class members who desired to join the collective action were provided an opportunity to do so during an “opt-in” period that ended in October 2005. Approximately 180 individuals, virtually all of whom are former employees, are plaintiffs in the collective action. In April 2006, the plaintiffs filed a motion for summary judgment. By agreement in June 2006, the Court stayed the action while the parties engaged in non-binding mediation, and plaintiffs’ motion for summary judgment was withdrawn without prejudice to it being re-filed. The matter was not resolved through mediation, the stay was lifted in August 2006, the plaintiffs’ motion was re-filed and we filed our opposition to the motion and a cross-motion for partial summary judgment. In September 2006, the plaintiffs filed their papers in response to our opposition to their motion and replied to our cross-motion. In October 2006, we filed our reply papers to the plaintiffs’ opposition to our cross-motion. In March 2007, the Magistrate Judge rendered a report and recommendation that the plaintiffs' motion for summary judgment be granted, and our motion denied, as to our entitlement to a retail or service establishment exemption under the FLSA; that plaintiffs' motion be denied as to: (a) our entitlement to an administrative employee exemption under the FLSA, and (b) plaintiffs' entitlement to liquidated damages; and our motion be granted as to the sufficiency of the employees' compensation under the salary basis test, but denied as to the remaining two conditions of an administrative employee exemption. In April 2007, we filed our objections to the Magistrate Judge's report and recommendation, insofar as it did not recommend the granting of our cross-motion for partial summary judgment, and the plaintiffs filed their opposition to our objections. In May 2007, we filed our reply to the plaintiffs' opposition to our objections. In May 2007, the District Court issued an order adopting the Magistrate Judge's report and recommendation. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In or about February 2007, we received notice that we had been named in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we had accessed certain consumers' credit reports without a permissible purpose under the Fair Credit Reporting Act of 1970, as amended (“FCRA”), and sent improper prescreening offers in Illinois. The complaint seeks: (a) certification of a class of plaintiffs, (b) injunctive relief against further violations, (c) statutory damages and general and other damages, and (d) attorneys’ fees, costs and litigation expenses, based upon alleged (i) violations of the FCRA, (ii) common law invasion of privacy and (iii) consumer fraud/unfair acts and practices. We have not yet filed an answer to the complaint. In March 2007, we filed a motion for a stay of the action pending certain decisions expected to be rendered by other courts in actions pending against other companies, which decisions we expect may impact the legal issues involved in our case. In March 2007, the Court stayed the action until June 2007. We believe that we have meritorious defenses and intend to vigorously defend this suit, but at this early stage of the litigation, we cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 1A. Risk Factors.

Certain information contained in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties that exist in our operations and business environment, and are subject to change based on a variety of important factors. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “may,” “plans,” “potential,” “predict,” “project,” “should,” “target,” “could,” “is likely to,” “believe,” “to be,” “will be,” “will continue to be,” or similar words or terminology. These statements include, but are not limited to, our future profitability and our future net interest income, our future cash flows and liquidity requirements, the future performance of our loan portfolios, our plans to grow originations, the impact of changes in interest rates, our future hedging strategy, the anticipated impact to our financial statements of our change to our accounting for securitizations, the impact of changes to accounting rules, our ability to realize benefits from our deferred tax asset, changes in tax laws, and our anticipated outcome of litigation and regulatory matters, as well as statements expressing optimism or pessimism about future operating results. Such statements are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements. By their nature, all forward-looking statements involve risk and uncertainties. We caution readers that numerous important factors discussed in this section, or detailed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors,” in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in this Quarterly Report.

The following risks and uncertainties, and those contained in our Annual Report on 10-K for the year ended December 31, 2006, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such forward-looking statements. We do not undertake any obligation to update any of these statements in light of future events, except as required by law. There can be no assurance, however, that our expectations will necessarily come to pass. We qualify any and all of our forward-looking statements entirely by these cautionary factors. The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

•
Our ability or inability to earn a sufficient spread between our cost of funds and our average mortgage rates to generate sufficient revenues and cash flows to offset our current cost structure and cash uses;

•	Our ability or inability to originate a sufficient amount of mortgage loans, and subsequent sale or securitization of such loans, to remain profitable and to grow our business;

•
Our ability or inability to continue our practice of securitizing mortgage loans, as well as our ability to utilize optimal securitization structures (including the execution of NIM transactions and the sale of MSRs at the time of securitization) at terms favorable to us to generate sufficient cash proceeds to offset our current cost structure;

•	Our ability or inability to continue to employ on-balance sheet securitizations to generate cash flows and earnings from net interest income;

•
Our ability or inability to manage interest rate risk. Our primary interest rate exposure relates to our mortgage loans and variable-rate debt, as well as the interest rate swaps and caps that we use for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. Changes in the level of interest rates also can affect our ability to originate or acquire mortgage loans, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising short-term interest rates, such as the current environment, our interest expense could increase while the interest we earn on our interest-earning assets would not change as rapidly. We generally finance loans prior to securitization or whole-loan sales through warehouse financing. The net income we receive on these mortgage loans is the difference between the interest income we receive from the borrower on the mortgage loan, less the sub-servicing fee and interest expense we pay. The warehouse financing is based upon one-month LIBOR. An increase in one-month LIBOR, without a corresponding increase in the rates at which we lend would reduce our net income;

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

•
In accordance with SFAS No. 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the service period the awards are expected to vest. The determination of compensation cost requires us to make many assumptions regarding volatility, expected option life and forfeiture rates. In addition, changes in our stock price or prevailing interest rates will also impact the determination of fair value and compensation cost. If any of our assumptions used to determine fair value change significantly, future share-based compensation may differ materially from that recorded in the current period;

•
Our ability to securitize or sell certain of the mortgage loans we originate depends upon the acceptance of those products by various parties in the market, including, among others, underwriters or purchasers of our asset-backed securities, ratings agencies, bond insurers and/or whole-loan purchasers. Any one of these or other parties can determine that certain of the loan products that we originate (now or in the future) are undesirable or problematic, which can make it more difficult to securitize these loans or sell them at par in the future. Our inability to securitize or sell certain types of loan products in the future may cause us to retain such loans in our portfolio, which may have an adverse impact on our cash position or generate losses, or sell them at a significant discount, which may generate losses. Recent bankruptcies, and regulatory and legal actions affecting the subprime sector may cause our loans to be viewed as less desirable for securitization;

•	Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position, results of operations and our ability to securitize or sell our loans;

•
Our ability or inability to continue to access credit facilities at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for investment - pre-securitization and our ability or inability to comply with covenants contained in these credit facilities. In the past, our warehouse providers have agreed to increase the available capacity on our warehouse credit facilities beyond their contractual limits. There can be no assurance that our warehouse providers would do so in the future should the need arise;

•
The amount of financing we receive under our warehouse credit facilities depends in large part on our lenders’ valuation of the mortgage loans securing the financings. Each credit facility provides the lender the right to re-evaluate the loan collateral that secures our outstanding borrowings at any time. If the lender determines that the value of the collateral has decreased, the lender has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of our outstanding borrowings. Any margin call could force us to redeploy our assets in a manner which may not be favorable to us, and if we are not able to satisfy a margin call, could result in the loss of the related line of credit and a default under our other credit facilities;

•
The leveling off or decline in the value of residential properties could have a significant impact on our origination levels and/or financial position and results of operations. The increase in home prices over the last several years contributed to the growth in our origination volume, as well as reducing the risk of losses by improving loan-to-value (“LTV”) or Combined LTV (“CLTV”) ratios. The slowing of home-price growth, or decline in values in some markets, could have a significant impact on our mortgage loan origination growth, as well as impact our prepayment speed and credit loss assumptions on the mortgage loans held for investment and the corresponding allowance for loan losses;

•
Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values. Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers’ reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry. We are particularly subject to economic conditions in the northeastern U.S., where approximately 43.5% of our loans were originated during the three months ended March 31, 2007, respectively. Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market and may cause us to sustain a reduction in our net income or incur losses. More detailed delinquency information regarding the loans collateralizing each of our securitizations (which comprise our mortgage loans held for investment - securitized portfolio) is available on our website at www.deltafinancial.com/regAB.htm;

•	Competition within our markets, particularly in the wholesale loan channel, where a large number of lenders are competing for business from independent mortgage brokers;

•
Our loan products may require payment adjustments during the term of the mortgage loan that may result in increased payment defaults by borrowers and higher losses to us. This can result in payment defaults by borrowers who are unprepared or unable to meet higher payment requirements. In addition, some of our loan products do not amortize evenly and generally enable the borrower to either pay only interest for several years before the loan begins amortizing, or to pay a reduced principal and interest payment for the first 10 years. These loan products, in addition to possibly having increased payment defaults, also may result in higher losses to us due to higher principal balances outstanding at the time of a borrower default than would be the case for a loan that amortizes evenly throughout its term;

•
The scope of our business exposes us to risks of noncompliance with an increasing and, in some cases, inconsistent body of complex laws, rules and regulations at the federal, state and local levels. We must comply with the laws, rules and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to originate mortgage loans, as well as an extensive body of federal laws, rules and regulations. Moreover, our lending business is subject to extensive government regulation, supervision and licensing requirements by various state departments of banking or financial services, and the cost of compliance with these regulations may hinder our ability to operate profitably;

•
The effect that the adoption of new, or amendments to, federal, state or local lending laws and regulations and the application of these laws and regulations may have on our ability, or willingness, to originate loans on a national, state or local level, or to ultimately sell those loans through securitization, or on a whole-loan basis. In some instances, as a result of such laws and regulations, we may choose or be forced to severely limit, or even cease, our lending activities in a particular area. The federal government and many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry. Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, federal, state and local laws could impact O/C requirements set by the rating agencies, which could decrease the cash proceeds we may receive from our securitizations;

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

•
The increasing number of federal, state and local “anti-predatory” lending and consumer protection laws may restrict our ability to originate, or increase our risk of liability with respect to, some types of mortgage loans and could increase our cost of doing business. In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration for adoption, that are intended to eliminate so-called “predatory” lending practices and provide consumers with additional protections. These laws, rules and regulations impose restrictions on mortgage loans on which certain points and fees, interest rate, or the annual percentage rate (“APR”) exceed specified amounts. Some of these restrictions expose lenders to risks of litigation and penalties no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, as well as on other secondary market participants such as underwriters and investors, regardless of whether a purchaser or participants knew of or participated in the violation. In May 2007, the U.S. Federal Reserve Board announced that it would hold hearings to consider new regulations in the subprime mortgage sector. As the result of such laws we may choose to severely limit, or even cease, our lending activities in particular jurisdictions. In addition, we may find it difficult, if not impossible, to sell or securitize loans since purchasers and secondary market participants may be reluctant to risk such liability;

•
Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, generally including, but not limited to, the adoption of new, or changes in, federal, state or local lending laws and regulations and the application of such laws and regulations, licenses, environmental compliance, the adoption of new, or changes in, accounting policies and practices and the application of such policies and practices. Failure to comply with various federal, state and local regulations, accounting policies and/or environmental compliance can lead to the loss of approved status, rights of rescission for mortgage loans, class action lawsuits, demands for indemnification or loan repurchases by purchasers of our loans and administrative, enforcement or investigatory actions against us;

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

•
In light of a recent Supreme Court decision, federally regulated institutions, including national banks, are potentially not subject to comply with some of the state rules that we must comply with, which could have an adverse impact on ability to compete in certain states. In addition, the absence of prepayment penalties on some of our loans also could adversely impact our securitizations and related profitability;

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

•
The risk that any material decline in real estate values would weaken our collateral and LTV ratios and increase the possibility of loss if a borrower defaults. In such an event, we would be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by a third-party credit enhancement;

•
The risk that using Insured Automated Valuation Models (“Insured AVMs”) in lieu of appraisals could increase our losses. An AVM may be considered a less accurate measure to value a property than a full appraisal with an interior inspection performed by a licensed appraiser. We utilized an Insured AVM on approximately 14.3% of the loans we originated during the three months ended March 31, 2007. If the values received from the AVM are higher than the actual property values, we may incur higher losses. While we obtain an insurance policy on the AVM value at the time of origination, there can be no assurance that we will recover claims from this policy in the event of a loss;

•
In connection with the sale and securitization of our loans, we are required to make customary representations and warranties regarding us and the loans. A loan that does not comply with these representations and warranties may not be securitizable or saleable, or saleable only at a discount. If the loan is securitized or sold before we detect non-compliance with these requirements, we may be obligated to repurchase the loan and bear any associated loss, or we may be obligated to indemnify the purchaser against that loss. While we create allowances in our financial statements for defective loans, we cannot provide assurances that such allowances will be sufficient to reflect actual losses that we may incur;

•
Recently, numerous residential mortgage loan originators that originate subprime mortgage loans have experienced serious financial difficulties and, in some cases, bankruptcy. Those difficulties have resulted in part from declining markets for mortgage loans as well as from claims for repurchases of mortgage loans previously sold for material breaches of the representations and warranties made on the mortgage loans, such as fraud claims. The mortgage loans we originate are generally considered subprime mortgage loans, and it is possible that we, due to substantial economic exposure to the subprime mortgage market, for financial or other reasons, may not be capable of repurchasing or providing a substitute mortgage loan for any defective mortgage loans we previously securitized or sold;

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

•
The effect that poor servicing or collections by third-party servicers that service the loans we originate, and/or regulatory actions and class action lawsuits against these servicers, could have on the net interest spread we earn, and/or our ability to sell or securitize loans in the future;

•
A decline in the quality of servicing and/or a degradation in the financial condition of the entity servicing our mortgage loans could lower the value of our securitized loan portfolio, as well as our ability to sell or securitize loans. Ocwen Loan Servicing, LLC, a third-party mortgage loan servicer, presently services our loan portfolio. Poor servicing by Ocwen Loan Servicing, LLC (or its parent, Ocwen Financial Corporation, or subsidiaries, collectively referred to as “Ocwen”) or any other third-party servicer who services the loans we originate could harm the value of securitized mortgage loans and our ability to sell or securitize loans. Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans and our ability to sell or securitize loans. Ocwen has been named as a defendant in a number of purported class action and other lawsuits that challenge its servicing practices under applicable federal and state laws. In addition, on November 29, 2005, a jury in County Court for Galveston County, Texas, returned a verdict of $11.5 million in compensatory and punitive damages and attorneys' fees against Ocwen, in favor of a plaintiff borrower who defaulted on a mortgage loan it serviced. The plaintiff claimed that Ocwen’s foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. On February 9, 2006, the trial court reduced the jury verdict and entered judgment in the amount of approximately $1.8 million. Ocwen has indicated in its public filings that it believes the judgment was against the weight of evidence and contrary to law and that the attorneys’ fees award, which comprises approximately $1.1 million of the judgment, should be reduced as impermissibly excessive. Ocwen also has indicated in its public filings that they have appealed the decision and intends to continue to vigorously defend this matter. Further, according to its public filings, Ocwen maintains high levels of indebtedness. Ocwen is a non-investment grade company and in 2004 terminated its banking subsidiary's status as a federal savings bank under supervision of the Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation (“FDIC”). Ocwen is now licensed and regulated primarily at the state and local level. On September 13, 2006, a complaint was filed in the United States Bankruptcy Court in Delaware against Ocwen and other parties by the Chapter 7 Trustee of American Business Financial Services, Inc. and its subsidiaries (collectively, "ABFS") alleging various improper activities and conduct that have harmed ABFS. Claims against Ocwen include damages resulting from improperly servicing mortgage loans included in ABFS-sponsored securitizations and from actions relating to the acquisition of servicing rights from ABFS on those securitizations. Ocwen believes the claims made by ABFS are without merit and intends to vigorously defend the matter. If Ocwen’s operations are impaired as a result of litigation, judgments, governmental investigations, its inability to repay its indebtedness when due, or further degradation of its capitalization or credit rating, our profitability and operations may be harmed;

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

•
We rely heavily upon communications and information systems to conduct our business. Any material interruption or breach in security of our communication or information systems or the third-party systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. Additionally, in connection with our loan file due diligence reviews, we have access to the personal financial information of the borrowers, which is highly sensitive and confidential, and subject to significant federal and state regulation. If a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Our policies and safeguards may not be sufficient to prevent the misappropriation of confidential information, or prevent us from becoming noncompliant with existing federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future;

•
The unanticipated expenses of assimilating newly acquired businesses, if any, into our structure, as well as the impact of unusual expenses from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures;

•
A portion of the income we received from our ownership interests in a REMIC securitization is referred to as “excess inclusion.” In addition, all or a portion of the dividends we receive from our REIT subsidiary is considered excess inclusion income, resulting from the subsidiary’s ownership of the securitization trusts (that are classified as a taxable mortgage pool). With limited exceptions, excess inclusion is always subject to tax because it cannot be offset by other deductions or by net operating losses. If the total amount of excess inclusion income exceeds our regular taxable income, our liquidity would be impacted as our cash payments for federal income taxes would exceed the amount that would otherwise be required;

•
Our inability to comply with REIT qualification tests for our REIT subsidiary on a continuous basis would subject our securitization trusts owned by our REIT subsidiary to federal income tax as a corporation (as a taxable mortgage pool) and not allow it to be filed as part of consolidated income tax return with any other corporation. The REIT rules require compliance with asset, income, distribution and ownership tests. The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock. As of March 31, 2007, members of the Miller family (considered one stockholder under the attribution rule applicable to the ownership of REIT stock) own approximately 33.7% of the common stock (including employee stock options as required by the Code and related rules and regulations). There can be no assurance that we will be able to comply with these tests or remain compliant. Failure to remain compliant would result in the imposition of a tax upon our securitization trusts and would reduce cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts. In addition, it would result in an event of default, unless waived, under our warehouse and certain other credit facilities. Accordingly, a failure to remain compliant with the REIT qualification tests may reduce our profitability and cash flow and have a material adverse impact on us;

•    Our executive officers (specifically, members of the Miller family) collectively own a large percentage of our shares of common stock and could influence or control matters requiring stockholder approval. Accordingly, if members of the Miller family were to act in concert, they would have the ability to exercise significant control over us with respect to matters submitted to a stockholder vote, including the approval of fundamental corporate transactions, such as mergers and acquisitions, consolidations and asset sales, and electing all of the members of our Board of Directors. As long as the Miller family controls such a substantial percentage of our shares, third parties may not be able to gain control of us through purchases of our common stock. In addition, members of the Miller family hold positions as executive officers of our Company, including Chairman, President and Chief Executive Officer, Executive Vice President (Chief Credit Officer) and Senior Vice President (General Counsel);

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

Item 6. Exhibits.

Exhibit No.	Filed	Description

10.1	(a)	Employment Agreement by and between the Registrant and Hugh Miller, dated March 29, 2007
31.1	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(b)	Section 1350 Certification of the Chief Executive Officer
32.2	(b)	Section 1350 Certification of the Chief Financial Officer
_______________
(a)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 29, 2007.
(b)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007

             DELTA FINANCIAL CORPORATION
                                   (Registrant)

             By:   /s/ Hugh Miller_________________________
                                    Hugh Miller
                                            President and Chief Executive Officer

                                    By:   /s/ Richard Blass________________________
                                   Richard Blass
                                           Executive Vice President and Chief Financial Officer