Form 10-Q
period 2007-06-30
DELTA FINANCIAL CORP
filed 2007-08-14
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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
Yes [   ]                                No [ x ]

As of August 6, 2007, 23,604,761 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	At June 30, 2007	At December 31, 2006
	(Unaudited)
Assets:
Cash and cash equivalents	$6,477	$5,741

Mortgage loans held for investment, net of discounts and deferred origination fees	7,741,762	6,413,687
Less: Allowance for loan losses	(66,864)	(55,310)
Mortgage loans held for investment, net	7,674,898	6,358,377

Trustee receivable	63,533	73,361
Accrued interest receivable	51,846	41,684
Excess cashflow certificates	--	1,209
Equipment, net	7,319	8,287
Accounts receivable	16,717	4,872
Prepaid and other assets	68,523	49,836
Deferred tax asset	36,108	45,760
Total assets	$7,925,421	$6,589,127

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,521	$1,557
Warehouse financing	754,664	335,865
Financing on mortgage loans held for investment, net	6,903,729	6,017,947
Other borrowings	5,529	5,970
Accrued interest payable	31,291	25,052
Accounts payable and other liabilities	74,638	53,160
Total liabilities	7,771,372	6,439,551

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 23,717,161 and 23,607,611 shares
issued and 23,600,361 and 23,490,811 shares outstanding at June 30, 2007 and December 31, 2006, respectively	235	234
Additional paid-in capital	142,884	141,984
Retained earnings	13,511	10,180
Accumulated other comprehensive loss	(1,263)	(1,504)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	154,049	149,576
Total liabilities and stockholders’ equity	$7,925,421	$6,589,127

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Interest income	$148,655	$112,736	$289,615	$214,709
Interest expense	109,638	76,294	210,160	143,560
Net interest income	39,017	36,442	79,455	71,149
Provision for loan losses	13,276	6,998	23,921	13,402
Net interest income after provision for loan losses	25,741	29,444	55,534	57,747

Non-interest income:
Net gain on sale of mortgage loans	8,027	7,038	15,867	14,099
Other income	261	4,256	2,084	7,632
Total non-interest income	8,288	11,294	17,951	21,731

Non-interest expense:
Payroll and related costs	17,565	16,563	34,782	33,593
General and administrative	15,244	12,421	28,916	23,583
(Gain) loss on derivative instruments	(83)	(148)	13	(423)
Total non-interest expense	32,726	28,836	63,711	56,753

Income before income tax expense	1,303	11,902	9,774	22,725
Provision for income tax expense	526	4,661	4,110	8,898
Net income	$777	$7,241	$5,664	$13,827

Comprehensive Income:
Other comprehensive income	2,623	1,009	241	5,079
Comprehensive income	$3,400	$8,250	$5,905	$18,906

Per Share Data:
Basic - weighted average number of shares outstanding	23,335,936	22,903,098	23,313,648	21,706,899
Diluted - weighted average number of shares outstanding	24,178,759	23,696,358	24,127,377	22,535,209

Net income applicable to common shares	$777	$7,241	$5,664	$13,827

Basic earnings per share – net income	$0.03	$0.32	$0.24	$0.64
Diluted earnings per share – net income	$0.03	$0.31	$0.23	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2007
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at December 31, 2006	$234	$141,984	$10,180	$(1,504)	$(1,318)	$149,576
Stock options exercised	1	115	--	--	--	116
Excess tax benefit related to share-based compensation	--	102	--	--	--	102
Share-based compensation expense	--	683	--	--	--	683
Cash dividend paid	--	--	(1,166)	--	--	(1,166)
Dividend declared and payable	--	--	(1,167)	--	--	(1,167)
Change in net unrealized losses from derivatives, net of tax	--	--	--	241	--	241
Net income	--	--	5,664	--	--	5,664
Balance at June 30, 2007	$235	$142,884	$13,511	$(1,263)	$(1,318)	$154,049

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,664	$13,827
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,921	13,402
Provision for recourse loans, premium recapture and secondary marketing losses	1,059	712
Depreciation and amortization	1,879	1,626
Deferred tax expense	9,489	4,803
Deferred origination income	(7,191)	(7,325)
Gain on change in fair value of excess cashflow certificates	(1,560)	(7,449)
Gain on sale of mortgage loans	(12,588)	(11,095)
Gain on sale of mortgage servicing rights	(491)	(94)
Amortization of deferred debt issuance costs and premiums	(500)	(5,406)
Cash flows received from excess cashflow certificates, net of accretion	1,719	10,695
Proceeds from sale of excess cashflow certificates	1,050	1,500
Proceeds from sale of mortgage servicing rights, net	16,285	12,657
Stock-based compensation expense	683	416
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(11,845)	(3,251)
Decrease (increase) in trustee receivable	9,828	(4,938)
Increase in accrued interest receivable	(10,163)	(6,276)
Increase in prepaid and other assets	(20,387)	(7,143)
Increase in accrued interest payable	6,239	6,168
Increase in accounts payable and other liabilities	20,416	4,724
Net cash provided by operating activities	33,507	17,553

Cash flows from investing activities:
Origination of mortgage loans held for investment	(2,593,609)	(1,915,336)
Repayment of mortgage loans held for investment	867,349	685,449
Proceeds from sale of mortgage loans	395,049	329,813
Purchase of equipment	(910)	(2,230)
Net cash used in investing activities	(1,332,121)	(902,304)

Cash flows from financing activities:
Proceeds from warehouse financing	2,623,055	1,877,215
Repayment of warehouse financing	(2,204,256)	(2,010,848)
Proceeds from financing on mortgage loans held for investment, net	1,782,158	1,717,173
Repayment of financing on mortgage loans held for investment	(899,018)	(717,941)
(Repayment of) proceeds from other borrowings, net	(441)	759
(Decrease) increase in bank payable	(36)	52
Cash dividends paid on common stock	(2,330)	(2,068)
Excess tax benefit related to stock-based compensation	102	768
Proceeds from issuance of common stock in secondary offering, net	--	19,370
Proceeds from exercise of stock options	116	247
Net cash provided by financing activities	1,299,350	884,727

Net increase (decrease) in cash and cash equivalents	736	(24)

Cash and cash equivalents at beginning of period	5,741	4,673

Cash and cash equivalents at end of period	$6,477	$4,649

	Six Months Ended June 30,
	2007	2006
Supplemental Information:
Cash paid during the period for:

Interest	$200,171	$137,103
Income taxes	$2,593	$9,941

Non-cash transactions:

Transfer of mortgage loans held for investment to REO, net	$33,768	$10,787
Dividends payable	$1,167	$1,160

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

        These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that should be expected for the entire year.

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

(3)    Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include: cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments.  Included in cash and cash equivalents were $5.6 million and $5.1 million of interest-bearing deposits with select financial institutions at June 30, 2007 and December 31, 2006, respectively.

       Additionally, cash and cash equivalents as of June 30, 2007 and December 31, 2006 included restricted cash held for various reserve accounts totaling $507,000 and $604,000, respectively.

       (b) Mortgage Loans Held for Investment, Net

       Mortgage loans held for investment, net represents fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years that are securitized through transactions structured and accounted for as secured financings (mortgage loans held for investment – securitized) or held pending securitization (mortgage loans held for investment – pre-securitization).  Mortgage loans held for investment are primarily secured by residential properties and stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, net of discounts and net of deferred origination fees or costs.

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

(c) Allowance and Provision for Loan Losses

        In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15,” we established an allowance for loan losses based on our estimate of losses to be confirmed over the 18 to 24 month period following the analysis date of June 30, 2007.  Provisions for loan losses are made for loans to the extent that we bear probable losses on these loans.  Provision amounts are charged as a current period expense to operations.  We charge-off uncollectible loans at the time we deem they are not probable of being collected.  In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment (both securitized and pre-securitized), we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance, which is updated each quarter.  We stratify the mortgage loans held for investment into separately identified loan pools based upon seasoning criteria.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology by which to calculate or estimate the allowance for loan losses.  The results of that analysis are then applied to the current long-term mortgage portfolio, and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio.  Losses incurred are written-off against the allowance for loan losses.

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

In accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures,” a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement.  Based upon the analysis performed, we identified certain mortgage loans in which the borrowers’ ability to repay the loans in accordance with their contractual terms was impaired.  At June 30, 2007, we have a specific reserve of $606,000 on impaired loans.  As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the impaired mortgage loans.

(d) Trustee Receivable

        Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment – securitized portfolio.  Each month, the third-party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments generally received through a mid-month cut-off date.  We record unscheduled principal and interest payments and prepaid principal loan payments received after the cut-off date for the current month as a trustee receivable on the consolidated balance sheets.  The trustee or third-party loan servicer retains these unscheduled principal and interest payments until the following month’s scheduled remittance date, at which time they primarily will be used to pay down financing on mortgage loans held for investment, net.

(e) Excess Cashflow Certificates

        Prior to 2004, we structured our securitization transactions to be accounted for as sales.  In these transactions, the excess cashflow certificates represented one or more of the following assets: (1) residual interest (“BIO”) certificates; (2) P certificates (prepayment penalty fees); (3) payments from our interest rate cap providers; and (4) net interest margin (“NIM”) owner trust certificates.  Our excess cashflow certificates were classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their then allocated estimated fair value.  The amount recorded for the excess cashflow certificates was reduced for cash distributions received, and adjusted for income accretion and subsequent changes in the fair value.  Any changes in fair value were recorded as a component of “other income” in our consolidated statements of operations.  During the three months ended March 31, 2007, we sold all of our remaining excess cashflow certificates, and consequently, no longer record any interest income or other income related to changes in fair value of the excess cashflow certificates.  For the three months ended June 30, 2006, we recorded $4.2 million of other income due to an increase in the fair value of excess cashflow certificates.  For the six months ended June 30, 2007 and 2006, we recorded $1.6 million and $7.4 million, respectively, of other income due to an increase in the fair value of excess cashflow certificates.

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

Depreciation and amortization are included in “non-interest expense - general and administrative” in our consolidated statements of operations, and amounted to approximately $934,000 and $835,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.  Accumulated depreciation and amortization totaled $17.6 million and $16.0 million at June 30, 2007 and December 31, 2006, respectively.

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

Included in “prepaid and other assets” on our consolidated balance sheets are $46.2 million and $29.6 million of REO properties as of June 30, 2007 and December 31, 2006, respectively.  Included in “general and administrative expenses” on our statements of operations are provisions for the decrease in the fair value of the REO properties of $2.4 million and $415,000 recognized during the three months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007 and 2006, we recorded a provision for the decrease in fair value of REO properties of $4.6 million and $546,000, respectively.  During the six months ended June 30, 2007 and the year ended December 31, 2006, we sold $12.0 million and $8.8 million, respectively, of REO properties.

(h) Warehouse Financing

Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held prior to securitization.  Generally, warehouse financing facilities are used as interim, short-term financing and bear interest at a fixed margin over the one-month London Inter-Bank Offered Rate (“LIBOR”).  The outstanding balance of our warehouse financings will fluctuate based on our lending volume, cash flows from operations, whole-loan sales activity, other financing activities and equity transactions.  Any commitment fees paid to obtain the warehouse financing are capitalized and recognized as a component of “non-interest expense – general and administrative” over the term of the warehouse agreement, normally a 12-month period.

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

Asset-backed securities are secured, or backed, by the pool of mortgage loans held by the securitization trust, which are recorded as mortgage loans held for investment – securitized within our consolidated balance sheets.  Generally, the asset-backed security financing is comprised of a series of senior and subordinate securities with varying maturities ranging generally from one to 20 years and bearing either a fixed rate of interest or a variable rate of interest (representing a fixed margin over one-month LIBOR).  The variable-rate asset-backed securities adjust monthly.

       Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level-yield basis over the estimated life of the debt issued.  From time-to-time, we may utilize derivative instruments, such as interest rate swap contracts and corridors (corresponding purchases and sales of interest rate caps with similar notional balances at different strike prices), as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk).  (See – Note 3(o) – “Derivative Instruments” and Note 10 – “Derivative Instruments” for further information regarding hedging securitization financing).

       Our securitizations are structured legally as sales and we are not legally required to make payments to the holders of the asset-backed securities.  The only recourse of the asset-backed securities holders for repayment is from the underlying mortgages specifically collateralizing the debt.  The assets held by the securitization trusts are not available to our general creditors.  As with past securitizations, we have potential liability to each of the securitization trusts for any breach of the standard representations and warranties that we provided in connection with that securitization.

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

(j) Interest Income

Interest income primarily represents the sum of (a) the gross interest, net of servicing fees, we earn on mortgage loans held for investment - securitized; (b) the gross interest we earn on mortgage loans held for investment - pre-securitization; (c) securitization accrued bond interest (income received from the securitization trust for fixed-rate asset-backed securities at the time of securitization settlement); (d) excess cashflow certificate income (through the first quarter of 2007); (e) interest earned on bank accounts; (f) prepayment penalty fees; and (g) amortized discounts, deferred costs and fees recognized on a level-yield basis.

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

During the three months ended June 30, 2007 and 2006, we sold $205.4 million and $154.0 million, respectively, of whole loans on a non-recourse basis.  During the six months ended June 30, 2007 and 2006, we sold $382.5 million and $318.7 million, respectively, of whole loans on a non-recourse basis.  We establish a premium recapture reserve for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period.  We also establish a secondary marketing (indemnification) reserve based upon our estimated exposure to losses arising from loan repurchases, or net settlements, related to representation and warranty claims made by whole-loan sale investors.  The premium recapture and secondary marketing (indemnification) reserves are recorded as liabilities on our consolidated balance sheets when the mortgage loans are sold, based on our historical experience, coupled with our analysis of current market conditions.  The provisions recorded for the premium recapture and secondary marketing (indemnification) reserves are recognized at the date of sale and are included in the consolidated statements of operations as a reduction of gain on sale of mortgage loans.  The premium recapture reserve totaled $699,000 and $958,000 at June 30, 2007 and December 31, 2006, respectively.  The secondary marketing (indemnification) reserve totaled $712,000 and $512,000 at June 30, 2007 and December 31, 2006, respectively.

(m) Mortgage Servicing Rights Sales

       We generally sell the MSRs to a third-party as of the securitization date.  Upon the sale, we allocate a portion of the accounting basis of the mortgage loans held for investment to the MSRs based upon the relative fair values of the mortgage loans and the MSRs, which results in a discount to the mortgage loans held for investment.  That discount is accreted as an adjustment to yield on the mortgage loans over the estimated life of the related loans, on a pool-by-pool basis, using the interest rate method.  For the three months ended June 30, 2007 and 2006, we received $7.7 million and $6.3 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations that were structured to be accounted for as secured financings.  For the six months ended June 30, 2007 and 2006, we received $16.3 million and $12.7 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations.

(n) Stock-Based Compensation

We have various stock-based compensation plans for employees and outside directors, which are described more fully in Note 5, “Stock-Based Compensation.”  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective adoption method.  Under that method of adoption, the provisions of SFAS No. 123(R) generally are applied only to share-based awards granted subsequent to adoption.  The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123(R).  Additionally, under this method, compensation cost recognized for the three and six months ended June 30, 2007 and 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Prior to January 1, 2006, employee stock options were accounted for under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  No stock option compensation cost was recognized in our consolidated statements of operations prior to January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.  Additionally, the adoption of SFAS No. 123(R) did not have a material impact on our consolidated statements of operations as a result of our restricted stock awards.  Prior to the adoption of SFAS No. 123(R), compensation expense was being recognized over the restricted stock award’s vesting period, which is in accordance with how such expense is being recognized under SFAS No. 123(R).

For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (“APIC Pool”), we determined the net excess tax benefits that would have qualified as such had we adopted SFAS No. 123 for recognition purposes for all of our stock-based award grants made after December 31, 1994.

(o) Derivative Instruments

Our hedging strategy revolves around two principal activities; (a) the issuance of our prospective securitization financing which is collateralized by the origination of mortgage loans, and (b) the issuance of variable-rate securitization debt (financing).  As a result of these activities, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when the asset-backed securities are issued.  We utilize hedges to mitigate our interest rate exposure.  After we originate mortgage loans, our strategy is to generally use a series of duration matched interest rate swap contracts (i.e., two, three and five-year tenor contracts) in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (i.e., the asset-backed securities that we expect to issue).  We also use corridors (corresponding purchases and sales of interest rate caps with similar notional balances at different strike prices) and/or amortizing notional balance interest rate swaps that are designed to limit our financing costs on the variable portion of the debt issued in the securitization.  The purpose of the hedge within the securitization is to maintain minimum margins over specific periods of time, with the possibility of allowing us to increase margins during periods in which prevailing interest rates are lower than anticipated.  Both the interest rate swaps (which generally have an expected life of 36 months) and corridors (which have a range of expected lives) are derivative instruments that trade in liquid markets, and we do not use either of them for speculative purposes.

In accordance with SFAS No. 133, all derivatives are recorded on the balance sheet at fair value.  When derivatives are used as hedges, certain criteria must be met in order to qualify for hedge accounting.  Under SFAS No. 133, cash flow hedge accounting is permitted only if a hedging relationship is properly documented and qualifying criteria are satisfied.  For derivative financial instruments not designated as hedging instruments, all gains or losses, whether realized or unrealized, are recognized in current period earnings.

        Cash flow hedge accounting is appropriate for hedges of forecasted interest payments associated with future periods – whether as a consequence of interest to be paid on existing variable-rate debt or in connection with future debt issuances.

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

       If and when a derivative no longer qualifies for hedge accounting because it fails the test of hedge effectiveness (the ratio of the changes in the value of the hedging instrument to the changes in the value of the hedged item exceeds 125% or falls below 80%, and therefore the hedge is no longer “highly effective”), hedge accounting is discontinued and any amounts previously recorded in OCI are amortized into earnings over the remaining life of the hedged asset or liability.  As permitted by SFAS No. 133, when a hedge relationship is discontinued for this reason, we will analyze the derivative to determine whether all or a portion of the derivative may be designated as a hedge of a different transaction or item.  If all or a portion of the derivative qualifies for a new hedging relationship, hedge accounting is applied to future changes in the fair value of that portion of the derivative.  The future changes for any portion of the derivative that does not qualify for a new hedge relationship are included in income as they occur.

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

(q) Income Taxes

On January 1, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of FIN No. 48 did not have an impact on our consolidated financial statements.  As of January 1, 2007, the amount of gross unrecognized tax benefits was approximately $2.5 million, including approximately $1.5 million of related accrued interest and penalties.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $780,000 as of January 1, 2007.  We do not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Our policy is to report interest and penalties as a component of income before taxes.  Penalties are recorded in “general and administrative expense” and interest paid or received is recorded in interest expense or interest income, in the consolidated statements of operations.  During the three and six months ended June 30, 2007, we recorded approximately $65,000 and $130,000, respectively, in interest expense related to current audits.  We have accrued interest and penalties totaling approximately $1.6 million at June 30, 2007.  During the six months ended June 30, 2007, the unrecognized tax benefit remained unchanged, except for the aforementioned accrued interest.

Our federal income tax returns are open and subject to examination from the 2003 tax return year and forward.  Our various state income tax returns are generally open from the 2003 and subsequent tax return years, except for New York State which is open from the 1999 tax return year forward, based on individual state statute of limitations.

(4)   Recent Accounting Developments

Offsetting of Amounts Related to Certain Contracts.  In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN No. 39.  FSP No. FIN 39-1 also amends FIN No. 39 for certain terminology modifications.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented.  Upon adoption of FSP No. FIN 39-1, we are permitted to change our accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  We are currently evaluating FSP No. FIN 39-1 and have not yet determined the effect the adoption of FSP No. FIN 39-1 will have on the consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be so measured.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for our fiscal year beginning after November 15, 2007.  We are currently assessing the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements, but we do not expect that the adoption during the first quarter of 2008 will have a material impact on our financial condition or results of operations.

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

(5)   Stock-Based Compensation

We have three stock benefit plans outstanding at June 30, 2007, under only two of which we may still issue awards.  The 2005 Stock Incentive Plan (“2005 Plan” or “SIP”) provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”).  A total of 1,000,000 shares of our common stock are reserved for issuance under the 2005 Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in our common stock or capital structure.  Incentive stock options may be granted only to employees.  Awards other than incentive stock options may be granted to employees, directors and consultants.  The term of any award granted under the 2005 Plan may not exceed 10 years (or five years in the case of an incentive stock option granted to any participant who owns stock representing more than 10% of the combined voting power of our Company or any parent or subsidiary of ours), excluding any period for which the participant has elected to defer the receipt of the shares or cash issuable pursuant to the award.

In addition to the 2005 Plan, we have one other outstanding stock benefit plan under which we may issue awards, the 2001 Stock Option Plan (“2001 Plan”).  The 2001 Plan authorized the reserve of 1,500,000 shares of unissued common stock for issuance.  We also have options outstanding from our 1996 Stock Option Plan (“1996 Plan” and collectively with the 2001 Plan, the “Option Plans”).  Substantially all of the options issued under the Option Plans vest over a five-year period at 20% per year and expire seven years from the grant date.  Upon the exercise of a stock option, we will issue new shares of our common stock from authorized but unissued shares.

Stock Options - In accordance with SFAS No. 123(R), our income before income tax expense and net income for the three months ended June 30, 2007 included stock option compensation cost of $96,000 and $59,000, respectively, which had no impact on basic and diluted earnings per share for the three-month period.  Our income before income tax expense and net income for the three months ended June 30, 2006 included stock option compensation cost of $148,000 and $90,000, respectively, which had no impact on basic and diluted earnings per share for the three-month period.  Our income before income tax expense and net income for the six months ended June 30, 2007 included stock option compensation cost of $211,000 and $129,000, respectively, which had a $0.01 impact on basic and diluted earnings per share for the six month period.  Our income before income tax expense and net income for the six months ended June 30, 2006 included stock option compensation cost of $253,000 and $154,000, respectively, which had a $0.01 impact on basic and diluted earnings per share for the six month period.

No stock options were granted during the three or six months ended June 30, 2007.  When stock options are awarded, the fair value of each option award is estimated on the date of grant using the Black Scholes Merton option pricing model. Under the Black Scholes Merton option pricing model, the expected term of the options is estimated based on historical option exercise activity and represents the period of time that options granted are expected to be outstanding.  The expected volatility is based on the historical volatility of our common stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The weighted-average assumptions used in the valuations of the grants made during the six months ended June 30, 2006 are summarized as follows:

For the Six Months Ended June 30, 2006

Expected dividend yield	2.0%
Expected volatility	57.6%
Risk-free interest rate	5.0%
Expected term	3.7 years
Annual forfeiture rate	7.8%

The average grant date fair value of the stock options granted during the three and six months ended June 30, 2006 was $4.16.

The following table summarizes the option activity regarding the Option Plans for the six months ended June 30, 2007:

(Dollars in thousands, except weighted-average exercise price)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007 balance	1,781,750	$3.23
Options granted	--	--
Options exercised	37,300	3.10
Options expired	800	1.99
Options forfeited	7,500	8.28
June 30, 2007 balance	1,736,150	$3.21	2.3 years	$15,727
Options fully vested and exercisable	1,411,250	$2.37	1.9 years	$13,974

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of the stock options exercised during the three months ended June 30, 2007 and 2006 was $166,000 and $861,000, respectively.  The total intrinsic value of the stock options exercised during the six months ended June 30, 2007 and 2006 was $310,000 and $2.0 million, respectively.  As of June 30, 2007 and 2006, there was $602,000 and $927,000, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under the Option Plans.  The unrecognized compensation cost at June 30, 2007 is expected to be recognized over a weighted-average period of 1.8 years.

Cash received from option exercises under the Option Plans for the three months ended June 30, 2007 and 2006 was $76,000 and $110,000, respectively.  Cash received from option exercises under the Option Plans for the six months ended June 30, 2007 and 2006 was $116,000 and $247,000, respectively.  The actual tax benefit for the tax deductions from option exercises totaled $50,000 and $336,000, respectively, for the three months ended June 30, 2007 and 2006.  The actual tax benefit for the tax deductions from option exercises totaled $102,000 and $768,000, respectively, for the six months ended June 30, 2007 and 2006.  The fair value of the shares that vested during the three months ended June 30, 2007 and 2006, totaled $33,000 and $82,000, respectively.  The fair value of the shares that vested during the six months ended June 30, 2007 and 2006 totaled $263,000 and $312,000, respectively.

Restricted Stock - Our income before income tax expense and net income for the three months ended June 30, 2007 included a restricted stock award compensation cost (recorded as a component of non-interest expense – payroll and related costs) of $192,000 and $117,000, respectively, which reduced by $0.01 our basic earnings per share and had no impact on diluted earnings per share for the three-month period.  Our income before income tax expense and net income for the three months ended June 30, 2006 included a restricted stock award compensation cost of $80,000 and $49,000, respectively, which had no impact on basic and diluted earnings per share for the quarter. Our income before income tax expense and net income for the six months ended June 30, 2007 included restricted stock award compensation cost of $473,000 and $290,000, respectively, which reduced by $0.01 our basic and diluted earnings per share for the six-month period.  Our income before income tax expense and net income for the six months ended June 30, 2006 included restricted stock award compensation cost of $162,000 and $99,000, respectively, which had no impact on basic and diluted earnings per share for the six-month period.  The actual tax benefit for the tax deductions from vested restricted stock awards totaled $60,000 for the six months ended June 30, 2007.  We had no tax benefit for the three months ended June 30, 2007 and the three and six months ended June 30, 2006, as we had no restricted stock awards vesting during those periods.

The status of our non-vested restricted stock awards as of June 30, 2007, and the changes during the six months ended June 30, 2007, is set forth in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Non-vested restricted stock awards at January 1, 2007	203,775	$8.05
Granted	75,000	8.63
Vested	18,125	8.53
Forfeited	2,750	9.20
Non-vested restricted stock awards at June 30, 2007	257,900	$8.17

As of June 30, 2007 and 2006, there was $1.4 million and $1.0 million, respectively, of total unrecognized compensation costs related to non-vested restricted stock awards granted under the 2005 Plan.  The unrecognized compensation cost at June 30, 2007 is expected to be recognized over a weighted-average period of 2.2 years.

(6)   Mortgage Loans Held for Investment, Net and Allowance for Loan Losses

        Mortgage loans held for investment represents our basis in the mortgage loans that either were delivered to securitization trusts (recorded as mortgage loans held for investment – securitized) or are pending delivery into future securitizations (recorded as mortgage loans held for investment – pre-securitization), net of discounts, deferred origination fees and allowance for loan losses.

Mortgage loans held for investment – securitized is comprised of the mortgage loans collateralizing our outstanding financings on mortgage loans held for investment.  During the three months ended June 30, 2007 and 2006, we closed securitization transactions totaling $818.6 million and $801.1 million, respectively.  These securitizations were structured to be accounted for as secured financings and were collateralized by $850.0 million and $825.0 million, respectively, of mortgage loans held for investment - securitized.  During the six months ended June 30, 2007 and 2006, we closed securitization transactions totaling $1.8 billion and $1.7 billion, respectively.  These securitizations were structured to be accounted for as secured financings and were collateralized by $1.8 billion and $1.7 billion, respectively, of mortgage loans held for investment - securitized.  Mortgage loans held for investment – securitized had a weighted-average interest rate of 8.31% and 8.19% per annum at June 30, 2007 and December 31, 2006, respectively.

        Mortgage loans held for investment – pre-securitization is comprised primarily of mortgage loans waiting to be securitized, and, to a lesser extent, a relatively small amount of loans that may be sold on a whole loan basis. Included in our mortgage loans held for investment – pre-securitization at June 30, 2007 and December 31, 2006, was approximately $754.7 million and $335.9 million, respectively, of mortgage loans that were pledged as collateral for our warehouse financings at those same respective dates.  Mortgage loans held for investment – pre-securitization had a weighted-average interest rate of 9.16% and 8.73% per annum at June 30, 2007 and December 31, 2006, respectively.

The following table presents a summary of mortgage loans held for investment, net at June 30, 2007 and December 31, 2006:

(Dollars in thousands)	At June 30, 2007	At December 31, 2006
Mortgage loans held for investment – securitized (1)	$6,992,217	$6,051,996
Mortgage loans held for investment – pre-securitization (2)	821,858	417,818
Discounts (MSR related)	(47,482)	(36,933)
Net deferred origination fees	(24,831)	(19,194)
Allowance for loan losses	(66,864)	(55,310)
Mortgage loans held for investment, net	$7,674,898	$6,358,377

(1) Included in the outstanding balance of the mortgage loans held for investment - securitized at June 30, 2007 and December 31, 2006 were $462,000 and $1.1 million, respectively, of impaired loans.

(2) Included in the outstanding balance of the mortgage loans held for investment - pre-securitized at June 30, 2007 and December 31, 2006 were $1.8 million and $1.5 million, respectively, of impaired loans.

For the three months ended June 30, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment – securitized of $126.6 million and $101.1 million, respectively.  For the six months ended June 30, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment – securitized of $249.5 million and $190.1 million, respectively.  For the three months ended June 30, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment – pre-securitization of $19.8 million and $8.4 million, respectively.  For the six months ended June 30, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment – pre-securitization of $34.0 million and $17.7 million, respectively.

The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the three and six months ended June 30, 2007 and 2006:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$60,868	$41,911	$55,310	$36,832
Provision (1)	13,276	6,998	23,921	13,402
Charge-offs	(7,280)	(2,583)	(12,367)	(3,908)
Ending balance	$66,864	$46,326	$66,864	$46,326

       (1) The provision for loan losses for the three months ended June 30, 2007 and 2006 includes a recovery of specific provision of $93,000 and a specific provision of $11,000, respectively, related to probable losses attributable to impaired loans.  The provision for loan losses for the six months ended June 30, 2007 and 2006 includes a recovery of specific provision of $352,000 and a specific provision of $22,000, respectively, related to probable losses attributable to impaired loans.

       The allowance for loan losses at June 30, 2007 and December 31, 2006 contains $606,000 and $1.0 million, respectively, of specific reserves related to impaired loans.  Our recorded investment in impaired loans at June 30, 2007 and December 31, 2006 was $2.3 million and $2.5 million, respectively.  Additionally, the average recorded investment in impaired loans for the three months ended June 30, 2007 and 2006 was $2.9 million and $3.6 million, respectively.  The average recorded investment in impaired loans for the six months ended June 30, 2007 and 2006 was $3.0 million and $3.5 million, respectively.  We recorded $12,000 and $61,000 of interest income, based upon the cash received on the loans classified as impaired during the three months ended June 30, 2007 and 2006, respectively.  We recorded $39,000 and $121,000 of interest income, based upon the cash received on the loans classified as impaired during the six months ended June 30, 2007 and 2006, respectively.

       The mortgage loans held for investment portfolio at June 30, 2007 and December 31, 2006 are seasoned 13.3 months and 12.2 months, respectively, on average.  Seasoning refers to the length of time the loans have been outstanding from their origination date.  Historically, as the loan portfolio ages (becomes more seasoned), the delinquencies generally grow until peaking at some point within the 24th to 60th month of the loan pool’s life.

The following table presents the delinquency status of our mortgage loan held for investment portfolio (securitized and pre-securitization) at June 30, 2007 and December 31, 2006:

	At June 30, 2007		At December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Delinquency status:
0 - 29 days	$6,858,480	87.8%	$5,792,563	89.5%
30 - 59 days	296,002	3.8	237,059	3.7
60 - 89 days	170,270	2.2	116,332	1.8
90+ days	489,323	6.2	323,860	5.0
Total	$7,814,075	100.0%	$6,469,814	100.0%

As of June 30, 2007, December 31, 2006 and June 30, 2006, we had $490.0 million (including $688,000 of impaired loans that are less than 90 days delinquent but on non-accrual status), $324.1 million (including $226,000 of impaired loans that are less than 90 days delinquent but on non-accrual status) and $192.3 million, respectively, of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status.  If the non-accrual mortgage loans held for investment at June 30, 2007 and 2006 performed in accordance with their contractual loan terms, we would have recognized an additional $6.3 million and $2.0 million of interest income during the three months ended June 30, 2007 and 2006, respectively, and an additional $11.9 million and $4.2 million of interest income during the six months ended June 30, 2007 and 2006, respectively.  We expect the amounts of non-accrual mortgage loans to change over time depending on a number of factors, such as the growth or decline in the size of our mortgage loans held for investment portfolio, the maturity of the loan portfolio, the number and dollar value of problem loans that are recognized and resolved through collection efforts made by our third-party servicer, and the amount of charge-offs.  Additionally, the performance of our mortgage loans can be affected by external factors, such as economic and employment conditions, or other factors related to the individual borrower.

(7)  Excess Cashflow Certificates

        The following table presents the activity related to our excess cashflow certificates for the six months ended June 30, 2007 and the year ended December 31, 2006:

(Dollars in thousands)	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006
Balance, beginning of year	$1,209	$7,789
Excess cashflow certificates sold	(1,050)	(1,500)
Accretion	17	452
Cash receipts	(1,736)	(16,198)
Net change in fair value	1,560	10,666
Balance, end of period	$--	$1,209

       In accordance with Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we regularly analyzed and reviewed our assumptions to determine that the actual rate of return (interest income) on our excess cashflow certificates was within our expected rate of return.  The expected rate of return was recorded as a component of interest income.  Any return that either was greater than or less than the expected rate of return was reflected as a fair value adjustment and was recorded as a component of “other income” in the consolidated statements of operations.  During the three months ended March 31, 2007, we sold all of our remaining excess cashflow certificates at fair value for $1.1 million, and consequently, no longer record any interest income or other income related to changes in fair value of the excess cashflow certificates.  For the three months ended June 30, 2006, we recorded interest income related to our excess cashflow certificates of $138,000.  For the six months ended June 30, 2007 and 2006, we recorded interest income related to our excess cashflow certificates of $17,000 and $380,000, respectively.  For the three months ended June 30, 2006, we recorded a fair value gain in other income related to our excess cashflow certificates of $4.2 million.  For the six months ended June 30, 2007 and 2006, we recorded fair value gain in income related to our excess cashflow certificates of $1.6 million and $7.4 million, respectively.

(8)  Warehouse Financing

Our warehouse credit facilities are collateralized by specific mortgage loans held for investment – pre-securitization at June 30, 2007 and December 31, 2006, the balances of which are equal to or greater than the outstanding balances under the warehouse credit facility at any point in time.  The amounts available under these warehouse credit facilities are based on the amount of the collateral pledged.  The amount we have outstanding on our warehouse credit facilities as of the end of any financial period generally is a function of the pace of mortgage loan originations relative to the timing of our securitizations and whole-loan sales.

Additionally, the amounts we are able to borrow under our warehouse credit facilities is dependent upon the valuations placed on the collateral by the warehouse providers.  The collateral is subject to re-valuation at any time.  Any downward re-valuations of the collateral may result in a margin call, which will subject us to either making a cash payment or delivering additional collateral to the warehouse provider and result in the reduction in our available liquidity and can harm our results of operation and financial condition.

       The following table summarizes information regarding warehouse credit facilities at June 30, 2007 and December 31, 2006:

(Dollars in thousands)			Balance Outstanding
Warehouse Credit Facility	Facility Amount (1)	Interest Rate	At June 30, 2007	At December 31, 2006	Expiration Date
Bank of America	$ 500,000	Margin over LIBOR	$ 395,481	$ 76,717	August 2007
Deutsche Bank	500,000	Margin over LIBOR	359,183	--	October 2007
Citigroup	500,000	Margin over LIBOR	--	234,578	May 2008
RBS Greenwich Capital	500,000	Margin over LIBOR	--	24,570	November 2007
JPMorgan Chase	500,000	Margin over LIBOR	--	--	May 2008
Total	$ 2,500,000		$ 754,664	$ 335,865

(1) The warehouse facility amount shown is as of June 30, 2007, and was $1.75 billion as of December 31, 2006.  The committed portion of the warehouse facility amount totaled approximately $1.5 billion and $1.0 billion at June 30, 2007 and December 31, 2006, respectively.

    As securitization transactions are completed, a substantial portion of the proceeds from the long-term debt issued in the securitization is used to pay down our warehouse credit facilities.  Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower than the $754.7 million we had outstanding at June 30, 2007, as our mortgage production and securitization programs continue.

    Our warehouse financing costs are determined based upon a margin over the one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds.  The benchmark index increased 23 basis points to an average of 5.32% for the three months ended June 30, 2007, compared to an average of 5.09% for the three months ended June 30, 2006.  The benchmark index increased 47 basis points to an average of 5.32% for the six months ended June 30, 2007, compared to an average of 4.85% for the six months ended June 30, 2006. Partially offsetting the increase in the benchmark rate during the three and six month periods was a decrease in the average margin over the benchmark index charged by our warehouse creditors during the same periods.  For the three months ended June 30, 2007 and 2006, we recorded interest expense related to our warehouse financing of $13.7 million and $7.5 million, respectively. For the six months ended June 30, 2007 and 2006, we recorded interest expense related to our warehouse financing of $25.7 million and $15.3 million, respectively.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of this type.  The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants.  If we fail to comply with any of these covenants or otherwise default under a warehouse credit facility, the lender has the right to terminate the warehouse credit facility and require immediate payment which may require sale of the collateral at less than optimal terms.  In addition, if we default under one warehouse credit facility, it would generally trigger a default under the other warehouse credit facilities.  We believe that we are in compliance with these covenants as of June 30, 2007.

During the three months ended June 30, 2007 all five of our warehouse credit facility providers increased each of their credit facilities with us by $150.0 million to $500.0 million each.  We now have a total warehouse credit facility capacity of $2.5 billion in the aggregate ($1.5 billion of which is committed), which is a $750.0 million increase over the amount that existed at December 31, 2006.

(9)   Financing on Mortgage Loans Held for Investment, Net

For the 14 securitizations completed since the beginning of 2004, the securitization trust or special purpose entity (“SPE”) holds mortgage loans, referred to as “securitization loans,” and issues debt represented by securitization asset-backed securities.  The securitization loans are recorded as an asset on our consolidated balance sheet under “mortgage loans held for investment, net” and the corresponding securitization debt is recorded as a liability under “financing on mortgage loans held for investment, net.”  Since these securitizations were structured as financings, we record interest income from the securitized loans and interest expense from the asset-backed securities issued in connection with each securitization over the life of the securitization.  Deferred securitization debt issuance costs are amortized on a level-yield basis over the estimated life of the asset-backed securities.  Any discounts on the financing are amortized on a level-yield basis over the estimated life of the debt issued using the interest method.

    We primarily finance our mortgage loans through the issuance of asset-backed securities.  We expect to continue to build our loan portfolio and fund our mortgage loans using asset-backed securities issued in the securitization market.  We believe that issuing asset-backed securities provides us a low cost method of financing our mortgage loan portfolio.  In addition, it allows us to reduce our interest rate risk on our fixed-rate loans by securitizing them.  Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by non-conforming mortgage loans.

At June 30, 2007 and December 31, 2006, the outstanding financing on mortgage loans held for investment, net consisted of $6.9 billion and $6.0 billion, respectively.  The weighted-average interest rate of our financing on mortgage loans held for investment, net increased 10 basis points to 5.70% at June 30, 2007 from 5.60% at December 31, 2006.

The following table summarizes the expected maturities on our secured financings at June 30, 2007:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Financing on mortgage loans held for investment, net (1)	$6,903,729	$2,117,495	$2,605,034	$1,121,663	$1,059,537

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

For the three months ended June 30, 2007 and 2006, we recorded interest expense related to our securitization debt of $95.8 million and $68.6 million, respectively.  For the six months ended June 30, 2007 and 2006, we recorded interest expense related to our securitization debt of $184.2 million and $127.7 million, respectively. Included in financing on mortgage loans held for investment, net at June 30, 2007 and December 31, 2006, are $13.4 million and $6.3 million, respectively, of unamortized discounts.

(10) Derivative Instruments

    We account for our derivative financial instruments such as corridors and interest rate swaps (including amortizing notional balance interest rate swaps) as cash flow hedges.  We utilize both corridors and amortizing notional balance interest rate swaps to hedge our interest payments on securitization variable-rate debt, while we utilize interest rate swaps to hedge uncertain cash flows associated with future securitization financing.  At June 30, 2007 and December 31, 2006, the fair value of our corridors totaled $948,000 and $2.5 million, respectively, and the fair value of our interest rate swaps (including amortizing notional balance interest rate swaps) totaled gains of $2.9 million and gains of $942,000, respectively.  The fair value of our corridors and interest rate swaps are recorded as a component of prepaid and other assets or accounts payable and other liabilities.

As of June 30, 2007, the effective portion of the changes in fair value of the corridors, interest rate swaps and any losses on terminated swaps are recorded as components of accumulated OCI and totaled, net of tax, losses of $446,000, gains of $1.8 million and losses of $2.6 million, respectively.  As of December 31, 2006, the effective portion of the changes in fair value of the corridors and interest rate swaps and any losses on terminated swaps are recorded as components of accumulated OCI, and totaled, net of tax, losses of $155,000, gains of $575,000 and losses of $1.9 million, respectively.  Accumulated OCI or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings.  Hedge ineffectiveness associated with hedges resulted in a loss of $17,000 and a gain of $79,000 for the three months ended June 30, 2007 and 2006, respectively.  Hedge ineffectiveness associated with hedges resulted in a loss of $97,000 and a gain of $139,000 for the six months ended June 30, 2007 and 2006, respectively.

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting.  At June 30, 2007 and December 31, 2006, we classified $266,000 and $227,000, respectively, of derivative instruments (specifically corridors) as trading securities in prepaid and other assets as these instruments were no longer deemed “highly effective.”  During the three months ended June 30, 2007 and 2006, a gain of $100,000 and a gain of $69,000, respectively, was recorded to earnings on the changes in fair value of the hedges (specifically corridors) held as trading securities.  During the six months ended June 30, 2007 and 2006, a gain of $84,000 and a gain of $284,000, respectively, was recorded to earnings on the changes in fair value of the hedges (specifically corridors) held as trading securities.

The following table summarizes the notional amount, expected maturities and weighted-average strike price or rate for the corridors (caps bought and caps sold) and amortizing notional balance interest rate swaps that we held as of June 30, 2007:

(Dollars in thousands)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$590,069	$418,577	$42,720	$32,195	$24,921	$71,656
Weighted-average strike rate	7.27%	7.08%	7.43%	7.46%	7.43%	7.40%

Caps sold - notional	$590,069	$418,577	$42,720	$32,195	$24,921	$71,656
Weighted-average strike rate	9.28%	9.28%	9.27%	9.27%	9.28%	9.32%

Amortizing notional balance interest rate swaps:
Notional	$315,463	$151,736	$113,710	$50,017	$--	$--
Weighted-average rate	5.10%	5.12%	5.09%	5.00%	--	--

The notional amount of the corridors totaled $954.1 million at December 31, 2006.  The notional amount of the amortizing notional balance interest rate swaps totaled $274.7 million at December 31, 2006.

The original stated maturities of our corridors on the date of purchase ranged from a low of 1.3 years to a maximum of 8.3 years.  The original stated maturities of our amortizing interest rate swaps on the date of purchase ranged from a low of 3.0 years to a maximum of 3.1 years.  The maturities of our corridors as of June 30, 2007 ranged from July 2007 to July 2012 and had weighted average strike prices of 6.33% to 8.20% for the caps bought and 9.15% to 9.47% for caps sold.  The maturities of our notional balance interest rate swaps as of June 30, 2007 ranged from July 2007 to June 2010 and had a weighted average rate of 4.96% to 5.12%.

(11) Accumulated Other Comprehensive Loss

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the components of OCI for the three and six months ended June 30, 2007 and 2006 are as follows:

(Dollars in thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
For the three months ended June 30, 2007:
Net unrealized holding gains on derivatives arising during the period	$4,031	$(1,577)	$2,454
Reclassification adjustment for gains on derivatives included in net income	278	(109)	169
Other comprehensive income	$4,309	$(1,686)	$2,623

For the three months ended June 30, 2006:
Net unrealized holding gains on derivatives arising during the period	$5,999	$(2,340)	$3,659
Reclassification adjustment for loss on derivatives included in net income	(4,345)	1,695	(2,650)
Other comprehensive income	$1,654	$(645)	$1,009

(Dollars in thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
For the six months ended June 30, 2007:
Net unrealized holding gains on derivatives arising during the period	$534	$(215)	$319
Reclassification adjustment for losses on derivatives included in net income	(130)	52	(78)
Other comprehensive income	$404	$(163)	$241

For the six months ended June 30, 2006:
Net unrealized holding gains on derivatives arising during the period	$12,671	$(4,941)	$7,730
Reclassification adjustment for loss on derivatives included in net income	(4,345)	1,694	(2,651)
Other comprehensive income	$8,326	$(3,247)	$5,079

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2007	2006	2007	2006
Net income, as reported	$777	$7,241	$5,664	$13,827
Less preferred stock dividends	--	--	--	--
Net income available to common stockholders	$777	$7,241	$5,664	$13,827

Basic - weighted-average shares	23,335,936	22,903,098	23,313,648	21,706,899
Basic EPS	$0.03	$0.32	$0.24	$0.64

Basic - weighted-average shares	23,335,936	22,903,098	23,313,648	21,706,899
Incremental shares-options (1) (2)	842,823	793,260	813,729	828,310
Diluted - weighted-average shares	24,178,759	23,696,358	24,127,377	22,535,209
Diluted EPS (1) (2)	$0.03	$0.31	$0.23	$0.61

  (1) For the three and six months ended June 30, 2007, the weighted average of approximately 1.7 million and 1.7 million, respectively, in-the-money employee stock options and approximately 257,000 and 230,000, respectively, restricted stock awards are included in the calculation of diluted EPS.  We had no out-of-the-money employee stock options, which would have been excluded since their effect is anti-dilutive, for the three and six months ended June 30, 2007.

   (2) For each of the three and six months ended June 30, 2006, approximately 1.8 million in-the-money employee stock options and approximately 156,000 restricted stock awards are included in the calculation of diluted EPS, while approximately 25,000 of out-of-the-money employee stock options have been excluded since their effect is anti-dilutive.

(13) Subsequent Events

   We paid a cash dividend of $0.05 per share of common stock on July 3, 2007 to stockholders of record as of the close of business on June 25, 2007.

   We have received substantial margin calls from our warehouse providers subsequent to June 30, 2007, including margin calls received during the days immediately preceding the filing date of this Report.  To date, we have been able to satisfy these margin calls from our existing liquidity.  There can be no assurance, however, that we will not be subject to increased margin calls after the date of this Report and, if so, whether we will be able to satisfy our obligations thereunder.

    On August 13, 2007, we closed a repo financing facility with AG Delta Holdings, LLC, an affiliate of Angelo, Gordon & Co., in the principal mount of $60.0 million and bearing interest at a fixed margin over one-month LIBOR.  The facility is collateralized by our securitization residual, BIO and owner trust certificates (the “securitization related certificates”) – which entitle the holder to receive the difference between the interest payments received from the loans held in the related securitization trust and the payments to the related asset-backed investors (less the contractual servicing fee and other fees, costs and expenses of administering the securitization trust).  The cash flows from these securitization related certificates will be utilized to pay the principal under the facility.  We will make monthly interest payments on the then-existing principal balance of the facility.  The facility matures in 12 months, if not repaid earlier.

    In connection with this transaction, we have agreed to issue to AG Delta Holdings, LLC warrants to purchase 10.0 million shares of our common stock.  The initial exercise price of the warrants is $5.00 per share, and they expire in February 2009, subject to extension if we do not obtain stockholder approval for the warrant issuance within 90 days of the closing date.  We also have agreed to issue $10.0 million of convertible notes to several funds controlled by one of our existing equity investors.  The notes are convertible into an aggregate of 2.0 million shares of our common stock, at a conversion price of $5.00 per share.  The convertible notes mature in 12 months, if not converted or redeemed earlier, and bear interest at a rate of 6% per annum for the first 90 days and therafter at a rate of 12% per annum, until converted or redeemed.

    The issuance of most of the shares issuable upon exercise of the warrants and all of the shares issuable upon exercise of the convertible notes, are each subject to the approval of our stockholders.  The holders of the convertible notes have the right to require us to redeem the notes if we fail to distribute a definitive proxy statement to obtain stockholder approval within 90 days after the issuance date, or obtain the stockholder approval within 120 days after the issuance date.  Additionally, the value assigned to the warrants issued would create a discount that would be amortized to interest expense as a yield adjustment over the life of the associated financing facility.  The value of the warrants has not yet been determined and could have a significant impact on our earnings during the amortization period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    This Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, and please see “Part II – Item 1A. - Risk Factors,” including the information with respect to forward-looking statements that appear in this Report. As discussed in Part II-Item 1A of this Quarterly Report, there have been substantial operating difficulties for us and for companies in our sector during the months and weeks preceding the filing of this Quarterly Report.  Accordingly, our past performance described in this section should not be construed to be indicative of our future performance.

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

    Following this initial holding period, we either securitize our loans or sell them on a whole-loan basis, using the net proceeds from these transactions to repay our warehouse credit facilities and for working capital.  Since the first quarter of 2004, we have structured our securitizations to be accounted for as on-balance sheet financings, in which we record interest income on the outstanding portfolio of loans in each securitization trust and interest expense from the asset-backed securities issued by each securitization trust over time.  Prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as gain-on-sale at the time the securitizations were completed.  When we sell loans on a whole-loan basis, we record the premiums received upon sale as revenue, net of any premium recapture or secondary marketing (indemnification) reserves.  (See “- Origination of Mortgage Loans - Securitizations and Whole-Loan Sales”).

Origination of Mortgage Loans

    All of the mortgage loans we originate are originated using our underwriting guidelines with the intent to hold the mortgage loans to maturity in our securitizations trusts, notwithstanding the fact that we sell a small percentage of the mortgage loans we originate on a whole loan basis each quarter.  The sale of these mortgage loans does not reflect on our intention when the mortgage loans are originated, but rather the fact we regularly review (generally on a monthly basis) our mortgage loans held for investment – pre-securitization portfolio to determine which mortgage loans we prefer to sell on a whole loan basis, rather than securitize.

    We originate mortgage loans through two distribution channels, wholesale and retail.  The majority of the mortgage loans we originate are made to borrowers in 34 states.  In the wholesale channel, we receive loan applications from independent third-party mortgage brokers, who submit applications on a borrower’s behalf.  In the retail channel, we receive loan applications directly from borrowers.  We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower.  We underwrite loan packages for approval through our Woodbury, New York headquarters, our Cincinnati, Ohio underwriting hub, and our regional offices in Phoenix, Arizona; Jacksonville, Florida; and Dallas, Texas.  We also purchase closed loans on a limited basis from other lenders.

    For the three and six months ended June 30, 2007 and 2006, we originated the following loans by origination channel and by loan type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Originations by channel:
Wholesale	$728,234	$515,353	$1,390,005	$1,033,385
Retail	624,601	455,259	1,203,604	881,951
Total originations	$1,352,835	$970,612	$2,593,609	$1,915,336

Loan type:
Fixed rate	95.8%	85.6%	95.0%	84.6%
Adjustable-rate	4.2	14.4	5.0	15.4
Total	100.0%	100.0%	100.0%	100.0%

For the three months ended June 30, 2007, we originated $1.4 billion of loans, an increase of 39.4% over the $970.6 million of loans originated during the three months ended June 30, 2006.  Loan originations for the three months ended June 30, 2007 were comprised of approximately $728.2 million of wholesale loans, representing 53.8% of total loan production, and $624.6 million of retail loans, representing 46.2% of total loan production.  This compares to originations for the three months ended June 30, 2006 of $515.4 million of wholesale loans, representing 53.1% of total loan production, and $455.3 million of retail loans, representing 46.9% of total loan production.

For the six months ended June 30, 2007, we originated $2.6 billion of loans, an increase of 35.4% over the $1.9 billion of loans originated during the six months ended June 30, 2006.  Loan originations for the six months ended June 30, 2007 were comprised of approximately $1.4 billion of wholesale loans, representing 53.6% of total loan production, and $1.2 billion of retail loans, representing 46.4% of total loan production.  This compares to originations for the six months ended June 30, 2006 of $1.0 billion of wholesale loans, representing 54.0% of total loan production, and $882.0 million of retail loans, representing 46.0% of total loan production.

During the three months ended June 30, 2007 we continued to refine our underwriting criteria - we raised the minimum credit scores required on some loans and lowered the maximum loan-to-value (“LTV”) ratios on others and eliminated certain product offerings, among other things.  During the three months ended June 30, 2007, we ceased originating “2/28” loans (loans that have a fixed rate of interest for the first two years, and then adjusts thereafter for the remaining 28 years of the term) as one of our product offerings.  The primary reason for discontinuing this product relates to the fact that it did not offer a financial benefit to our prospective borrowers, especially when compared to our “3/27” product.  Based upon changes in the market that are occurring subsequent to June 30, 2007, we recently ceased originating “3/27” loans (loans that have a fixed rate of interest for the first three years, and then adjusts thereafter for the remaining 27 years of the term) based upon the lack of a financial benefit to our prospective borrowers, especially when compared to our fixed rate products.  Collectively, the “2/28” and “3/27” loans represented only 4.2% and 5.0% of our total originations for the three and six months ended June 30, 2007, respectively.

Securitizations and Whole-Loan Sales. As a fundamental part of our present business and financing strategy, we securitize the majority of the mortgage loans we originate.  We also sell a portion of our loans as whole loans.  We select the outlet (securitization or whole-loan sale) depending on market conditions, relative profitability and cash flows.  For example, if all of the mortgage loans we originated in a quarter were placed in the pool being securitized at the end of that quarter, the pool would not have the optimal average loan life, mix of interest rate terms, mix of and overall LTV ratio, mix of credit quality, or geographic mix to maximize profitability and cash flow for the securitization.  Mortgage loans that are determined to be left out of the pool of mortgage loans collateralizing a securitization are typically sold shortly thereafter.

During the three months ended June 30, 2007 and 2006, whole-loan sales comprised approximately 19.5% and 15.7%, respectively, of the total amount of our combined securitizations and whole-loan sale transactions.  During the six months ended June 30, 2007 and 2006, whole-loan sales comprised approximately 17.5% and 15.8%, respectively, of the total amount of our combined securitizations and whole-loan sale transactions.

The following table sets forth certain information regarding loans sold through our securitizations and on a whole-loan basis during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Loan securitizations – portfolio based	$849,998	$824,978	$1,799,998	$1,699,978
Whole-loan sales	205,379	154,008	382,461	318,718
Total securitizations and whole-loan sales	$1,055,377	$978,986	$2,182,459	$2,018,696

We apply the net proceeds from securitizations and whole-loan sales to pay down our warehouse credit facilities – in order to make capacity available under these facilities to fund additional mortgage loans – and utilize any remaining funds for working capital.

Securitizations. In a securitization, we pool together loans, typically each quarter, and convey these loans to a newly formed securitization trust.  These trusts are established for the limited purpose of receiving and holding our mortgage loans and issuing asset-backed securities, and are bankruptcy remote – meaning that purchasers of asset-backed securities may rely only on the cash flows generated from the assets held by the securitization trust for payment and may not rely upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors, although we record the securitized loans and the securitization financing on our consolidated financial statements.  We carry no contractual obligation related to these trusts or the loans sold to the trusts, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis.  Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

Each of our securitizations contains an overcollateralization (“O/C”) provision, which is a credit enhancement that is designed to protect the securities sold from credit losses, which may arise principally from defaults on the underlying mortgage loans.  O/C occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of asset-backed securities (senior note portion only).  The required O/C can increase or decrease throughout the term of the securities depending upon subordination levels, delinquency and/or loss tests, and is subject to minimum and maximum levels, as required by the rating agencies and/or the bond insurer insuring the securitization.

The securitizations we completed during the six months ended June 30, 2007 required an O/C of 3.6% and 3.7% of the initial mortgage loans sold to the securitization trust.  During the year ended December 31, 2006, our securitizations required a range of O/C from 2.7% to 3.1% of the initial mortgage loans sold to the securitization trust.  The level of O/C required for our securitizations is driven by the ratings placed on our asset-backed securities by the rating agencies, which are Standard & Poor's Ratings Services (“S&P”), Moody's Investors Service, Inc (“Moody’s”), Fitch Ratings, Inc. (“Fitch”) and/or Dominion Bond Rating Service, Inc. (“DBRS”).  Subsequent to June 30, 2007, several of the rating agencies have announced changes to their ratings criterion and methodologies which, among other things, will raise the level of O/C required on our securitization transactions in the near term above the levels we have experienced during the first six months of 2007.

We regularly issue net interest margin (“NIM”) securities (either NIM notes or Class N Notes) simultaneously with the underlying securitization.  In a NIM transaction, the right to receive the excess cash flows generated by the pool of loans collateralizing the securitization structured as a financing, or from the excess cashflow certificates in transactions structured as sales, is transferred to a NIM investor, in exchange for an up front cash payment to us.

The NIM note(s) or Class N Notes entitle the holder to be paid a specified interest rate, and further provides for, (1) in the case of the Class N Notes, all remaining cash flows generated by the trust after payment of senior payment priorities and expenses, or (2) in the case of the NIM notes, the cash flows generated by the excess cashflow certificates, to be used to pay all principal and interest on the NIM note(s) or the Class N Notes until paid in full, which typically occurs approximately 15 to 24 months from the date the NIM note(s) or the Class N Notes are issued.  We ultimately will hold the excess cashflow or owner trust certificates after the holder(s) of the NIM note(s) or the Class N Notes has been paid in full.

    NIM transactions generally enable us to generate upfront cash flow when the securitization and related NIM transaction close, net of funding the upfront O/C, securitization and NIM costs.  This helps offset a portion of our cost to originate the loans included in the transaction, to the extent there are any excess proceeds.  We intend to continue to issue NIM notes or Class N Notes in the foreseeable future.

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

Securitizations Structured as a Financing.  All of our securitizations completed since the beginning of 2004 were structured and accounted for as secured financings, as they do not meet the QSPE criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the option to either contribute a derivative instrument into the applicable trust or purchase up to 1% of the mortgage loans contained in the securitization mortgage pool.  We refer to the recording of these transactions as “portfolio accounting.”  Securitization transactions consummated prior to 2004 met the QSPE criteria under SFAS No. 140 and were accounted for, recognized and recorded as sales.

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

The following table sets forth information about our securitized mortgage loan portfolio and the corresponding securitization debt balance for each asset-backed security series completed since the first quarter of 2004, at June 30, 2007:

(Dollars in thousands)
Asset-backed Security Series:	Issue Date	Current Loan Principal Balance (1)	Total Securitization Debt Balance (2)

2004-1	March 30, 2004	$168,654	$163,932
2004-2	June 29, 2004	202,418	186,241
2004-3	September 29, 2004	242,485	225,108
2004-4	December 29, 2004	268,633	251,673
2005-1	March 31, 2005	369,821	347,494
2005-2	June 29, 2005	425,923	403,916
2005-3	September 29, 2005	510,441	484,716
2005-4	December 30, 2005	572,075	548,078
2006-1	March 30, 2006	611,906	593,717
2006-2	June 29, 2006	657,043	645,034
2006-3	September 29, 2006	722,802	716,266
2006-4	December 29, 2006	586,540	585,206
2007-1	March 29, 2007	929,887	920,647
2007-2	June 18, 2007	849,998	845,150
Total		$7,118,626	$6,917,178

(1) The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), REO (at its trust-basis value) and the principal portion of trustee receivables.

(2) The total securitization debt (financing on mortgage loans held for investment, net) balance shown excludes discounts of $13.4 million at June 30, 2007.

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

We no longer hold any excess cashflow certificates at June 30, 2007.  The fair value of the excess cashflow certificates held at December 31, 2006 totaled $1.2 million.

Securitizations Structured as Real Estate Mortgage Investment Conduits and Owner-Trusts for Income Tax Purposes.  Prior to 2005, we typically structured our securitizations as Real Estate Mortgage Investment Conduits (“REMICs”), which for tax purposes required us to recognize a gain at the time of the securitization.  Beginning in 2005, we began structuring our securitizations as owner-trust transactions and issued our securitizations using our Real Estate Investment Trust (“REIT”) subsidiary.  For federal tax purposes, owner-trust transactions are accounted for as borrowing transactions (debt-for-tax treatment), which facilitates compliance with the applicable REIT income and asset tests and allows us to recognize any taxable income associated with the securitized mortgage loans over time.  Although we intend to continue to structure most of our securitizations as owner-trust transactions, we may engage in REMIC securitizations in the future.  We have in the past, and may in the future, recognize excess inclusion income attributable to the interests we retain in these securitization transactions, which could have negative tax consequences to us.

Whole-Loan Sales.  Whole-loan sales are the sales of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis.  As discussed above, we sell a portion of our mortgage loans on a whole-loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies.  We recognize a gain or loss when we sell loans on a whole-loan basis equal to the difference between the cash proceeds received for the mortgage loans and our investment in the mortgage loans, including any unamortized loan origination fees and costs.  We generally sell these mortgage loans without recourse, except that we provide standard representations and warranties to the purchasers of such loans.  During the three months ended June 30, 2007 and 2006, we sold whole-loans without recourse to third-party purchasers (with the exception of a premium recapture and secondary marketing (indemnification) reserves described below) and on a servicing-released basis of $205.4 million and $154.0 million, respectively.  During the six months ended June 30, 2007 and 2006, we sold whole-loans without recourse to third-party purchasers (with the exception of a premium recapture and secondary marketing (indemnification) reserves described below) and on a servicing-released basis of $382.5 million and $318.7 million, respectively.  The average gross premium we received for the whole loans sold during the three months ended June 30, 2007 was 3.22%, compared to 3.52% for the three months ended June 30, 2006.  The average gross premium we received for the whole loans sold during the six months ended June 30, 2007 was 3.29%, compared to 3.48% for the six months ended June 30, 2006.  The gross premium paid to us by third-party purchasers in whole-loan sale transactions does not take into account premiums we pay to originate the mortgage loans, the origination fees we collect, premium recapture reserves or secondary marketing (indemnification) reserves – each of which are components of the net gain on sale calculation.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time.  The premium recapture reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans.  During the three months ended June 30, 2007 and 2006, we recorded a premium recapture reserve provision of $209,000 and $248,000, respectively, for the refunding of premiums to whole-loan sale investors.  During the six months ended June 30, 2007 and 2006, we recorded a premium recapture reserve provision of $296,000 and $483,000, respectively, for the refunding of premiums to whole-loan sale investors. The premium recapture reserve is recorded as a liability on our consolidated balance sheets.  We estimate recapture losses primarily based upon historical premium recaptures and by reviewing the types of loan products, interest rates, borrower prepayment fees, if any, and an estimate of the impact of future interest rate changes may have on early repayments.  The premium recapture reserve totaled $699,000 and $958,000 at June 30, 2007 and December 31, 2006, respectively.

We also maintain a secondary market (indemnification) reserve related to our estimated exposure to losses arising from loan repurchases, or net settlements, related to representation and warranty claims by investors.  The secondary marketing reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans.  During the three months ended June 30, 2007 and 2006 we recorded a secondary market (indemnification) reserve provision of $485,000 and $54,000, respectively, for losses that arise in connection with loans that we may be required to repurchase from whole-loan sale investors.  During the six months ended June 30, 2007 and 2006 we recorded a secondary market (indemnification) reserve provision of $662,000 and $229,000, respectively, for losses that arise in connection with loans that we may be required to repurchase from whole-loan sale investors.  We estimate the exposure primarily based upon historical repurchases and we estimate losses using a detailed analysis of historical loan performance by product type and origination year, similar to the analysis performed for the allowance for loan losses related to our mortgage loans held for investment portfolio.  The secondary market (indemnification) reserve totaled $712,000 and $512,000 at June 30, 2007, and December 31, 2006, respectively.

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

Accounting for Hedging Activities.  Our hedging strategy revolves around two principal activities; (a) the issuance of our prospective securitization financing which is collateralized by the origination of mortgage loans, and (b) the issuance of variable-rate securitization debt (financing).  As a result of these activities, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when the asset-backed securities are issued.  We utilize hedges to mitigate our interest rate exposure.  After we originate mortgage loans, our strategy is to generally use a series of duration matched interest rate swap contracts (i.e., two, three and five-year tenor contracts) in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (i.e., the asset-backed securities that we expect to issue).  We also use corridors (corresponding purchases and sales of interest rate caps with similar notional balances at different strike prices) and/or amortizing notional balance interest rate swaps that are designed to limit our financing costs on the variable portion of the debt issued in the securitization.  The purpose of the hedge within the securitization is to maintain minimum margins over specific periods of time, with the possibility of allowing us to increase margins during periods in which prevailing interest rates are lower than anticipated.  Both the interest rate swaps (which generally have an expected life of 36 months) and corridors (which have a range of expected lives) are derivative instruments that trade in liquid markets, and we do not use either of them for speculative purposes.

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

If and when a derivative no longer qualifies for hedge accounting because it fails the test of hedge effectiveness (the ratio of the changes in the value of the hedging instrument to the changes in the value of the hedged item exceeds 125% or falls below 80%, and therefore the hedge is no longer “highly effective”), hedge accounting is discontinued and any amounts previously recorded in OCI are amortized into earnings over the remaining life of the hedged asset or liability.  As permitted by SFAS No. 133, when a hedge relationship is discontinued for this reason, we will analyze the derivative to determine whether all or a portion of the derivative may be designated as a hedge of a different transaction or item.  If all or a portion of the derivative qualifies for a new hedging relationship, hedge accounting is applied to future changes in the fair value of that portion of the derivative.  The future changes for any portion of the derivative that does not qualify for a new hedge relationship are included in income as they occur.

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

Accounting for Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset.  Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset.  This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term.  If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations.  We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized.  Management believes that, based upon on the available evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  Therefore, at June 30, 2007 and December 31, 2006, we did not maintain a valuation allowance against our deferred tax assets.  Additionally, on January 1, 2007, we adopted FIN No. 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  Our adoption of FIN No. 48 did not have a material effect on our consolidated financial statements.

    Allowance for Loan Losses on Mortgage Loans Held for Investment. In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15,” we established an allowance for loan losses based on our estimate of losses to be confirmed over the 18 to 24 month period following the analysis date of June 30, 2007.  Provisions for loan losses are made for loans to the extent that we bear probable losses on these loans.  Provision amounts are charged as a current period expense to operations.  We charge-off uncollectible loans at the time we deem they are not probable of being collected.

     In order to estimate an appropriate allowance for losses on mortgage loans held for investment (both securitized and pre-securitized), we estimate losses using a detailed analysis of historical mortgage loan performance data, which is updated each quarter.  This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance.  The results of that analysis are then applied to the current long-term mortgage portfolio held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, and an estimate is created.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology by which to calculate or estimate the allowance for loan losses.  The results of that analysis are then applied to the current long-term mortgage portfolio, and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio.  Losses incurred will be written-off against the allowance for loan losses.

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

Amortization of Deferred Loan Origination Fees and Costs.  Interest income is recorded on our mortgage loans held for investment portfolio based upon a combination of interest accruals based on the outstanding balance and contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination fees or costs accounted for in accordance with SFAS No. 91.  Our net deferred origination fees/costs consist principally of origination fees, discount points, broker premiums, and payroll and commissions associated with originating our mortgage loans.  For our loans held for investment, these net deferred fees or costs are accreted or amortized as adjustments to interest income over the estimated lives of the loans using the interest method.  Our portfolio of mortgage loans held for investment is comprised of a large number of homogeneous loans for which we believe prepayments are probable.  The periodic amortization of our deferred origination fees or costs is based on a model that considers actual prepayment experience to date as well as forecasted prepayments based on the contractual interest rate on the mortgage loans, loan age, loan type and prepayment fee coverage, among other factors.  Mortgage prepayments are affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions.  Prepayment assumptions are reviewed regularly to ensure that our actual experience, as well as industry data, is supportive of the prepayment assumptions used in our model.  Any changes to these estimates are applied as if the revised estimates had been in place since the origination of the loans, and current period amortization is adjusted to reflect the effect of the changes.  During the three months ended June 30, 2007, we revised the prepayment assumptions utilized to accrete the deferred origination income related to our fixed rate mortgage loans.  In general, prepayment speeds are lowest in the first month after origination, and generally increase until a peak speed is reached.  Generally, loans will continue to prepay at the peak speed for some period of time, and then prepayment speeds typically begin to decline.  We use prepayment assumptions that reflect these tendencies.  The prepayment curve established during the second quarter of 2007 lowered the prepayment speeds we expect over the next 12 months.  As of June 30, 2007, the revised prepayment curve for fixed rate loans seasoned less than 15 months ranged from 4.0% to 35.0% over the next 12 months as compared to 4.0% to 43.0% on the previous prepayment curve.  As of June 30, 2007, the revised prepayment curve for fixed rate loans seasoned 15 months or more is 24.0% over the next 12 months as compared a range of 34.0% to 43.0% on the previous prepayment curve.  As of June 30, 2007, the prepayment curves for adjustable-rate loans seasoned less than 15 months and 15 months or more ranged from 4.0% to 75.0% and 35.0% to 75.0%, respectively, over the next 12 months, which is unchanged from the previous prepayment curves.

Amortization of Deferred Debt Issue Discounts and Transaction Costs.  Interest expense on our securitization financing is comprised of the accrual of interest based on the contractual terms, cash receipts and amortization related to our cash flow hedges (interest rate swaps and corridors), the amortization of deferred debt issue discounts and transaction costs.  The deferred debt issue discounts and transaction costs are amortized as an adjustment to interest expense over the estimated lives of the related debt using the interest method, and take into account the effect of estimated prepayments.  Any changes made to these estimates are applied as if the revised estimates had been in place since the issuance of the related debt, and result in adjustments to the period amortization recorded to interest expense.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

General

Our net income for the three months ended June 30, 2007 was $777,000, or $0.03 per share basic and $0.03 per share diluted, compared to net income of $7.2 million, or $0.32 per share basic and $0.31 per share diluted, for the three months ended June 30, 2006.  As described in more detail below, the primary drivers of the decrease in net income were a $6.3 million increase in the provision for loan losses primarily related to the size (38.9% increase from June 30, 2006) and seasoning of the mortgage loans held for investment, net, coupled with a $3.9 million decrease in net interest income due to a change in the prepayment assumptions used to accrete/amortize deferred income and expenses, a $3.9 million increase in non-interest expense primarily related to general and administrative expenses associated with a period-over-period increase of 39.4% in loan originations and a 14.0% increase in personnel, and an increase in REO related expenses.  Additionally contributing to the decrease was (a) a $3.0 million decrease in non-interest income for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily relating to the $4.2 million decrease in the amount of fair value change recorded on our excess cashflow certificates due to the sale of all remaining excess cashflow certificates in the first quarter of 2007, and (b) a $455,000 decrease in prepayment penalty income (despite a 38.9% increase in the size of our mortgage loans held for investment, net at June 30, 2007), compared to June 30, 2006, due to the slower-than-expected prepayments experienced during the three months ended June 30, 2007 compared to the same period in 2006.  These decreases were partially offset by:

(1)
An increase in net interest income before the provision for loan losses of $2.6 million, or 7.1%, during the three months ended June 30, 2007 from $36.4 million recorded during the three months ended June 30, 2006.  The increase in net interest income before the provision for loan losses reflects the net effect of recognizing interest income on a 38.9% larger amount of mortgage loans held for investment, net and recognizing interest expense on a 38.8% larger amount of mortgage loan related financing (including warehouse credit financing) from June 30, 2006.  Additionally impacting both interest income and interest expense during the three months ended June 30, 2007 was a change in the prepayment assumptions used to accrete/amortize deferred income and expenses, which lowered net interest income by approximately $3.9 million during the quarter.  The increase in net interest income was mitigated by the 89.7% increase in the provision for loan losses and a $455,000 decrease in prepayment penalty income at June 30, 2007, compared to June 30, 2006, due to the slower-than-expected prepayments experienced during the three months ended June 30, 2007 compared to the same period in 2006.  Our net interest income after provision for loan losses represented 75.6% of our net revenue for the three months ended June 30, 2007, compared to 72.3% for the three months ended June 30, 2006; and

(2)
An increase in net gain on sale of mortgage loans of $989,000, or 14.1%, to $8.0 million on the sale of $205.4 million of mortgage loans on a whole-loan basis during the three months ended June 30, 2007, from a $7.0 million gain during the three months ended June 30, 2006 on sales on a whole-loan basis of $154.0 million of mortgage loans.  Whole loan sales represented 15.2% and 15.9% of total loans originated for the three months ended June 30, 2007 and 2006, respectively.  While the percentage of whole loan sales to loans originated within the quarter declined period-over-period, the 39.4% increase in loan originations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, resulted in a 33.4% increase in the amount of whole loans sold and the increase in the gains recorded from our whole-loan sales during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

We originated $1.4 billion of mortgage loans during the three months ended June 30, 2007, representing a $382.2 million, or 39.4%, increase from $970.6 million of mortgage loans originated during the three months ended June 30, 2006.  We securitized and/or sold $1.1 billion of loans during the three months ended June 30, 2007, an increase of 7.8% compared to the $979.0 million of loans securitized and/or sold during the three months ended June 30, 2006.

Net Interest Income

    We recorded net interest income of $39.0 million during the three months ended June 30, 2007, an increase of $2.6 million, or 7.1%, from the $36.4 million recorded during the three months ended June 30, 2006.  The increase in net interest income primarily reflects the net effect of the higher average balance of mortgage loans held for investment and the related financing, coupled with the net changes in the interest rates earned or incurred on those balances and the impact of the change in prepayment speeds on the accretion/amortization of deferred income and expenses during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

    Interest Income. Interest income increased $36.0 million, or 31.9%, to $148.7 million for the three months ended June 30, 2007, from $112.7 million for the three months ended June 30, 2006.  The increase is primarily due to (1) a $25.5 million increase in interest income earned on our loans held for investment - securitized, which totaled $7.0 billion at June 30, 2007, compared to $5.5 billion at June 30, 2006; coupled with a 31 basis point increase in the average interest rate over the same period, and (2) a $11.4 million increase in interest income on mortgage loans held for investment – pre-securitized due to an increase in the average amount of mortgage loans we originated and held prior to securitization or sale during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  These increases were partially offset by (1) a $5.5 million decrease in deferred loan origination income (recorded as a component of interest income on mortgage loans held for investment) recognized due to a change in the prepayment speed assumptions utilized to accrete deferred income related to our mortgage loans held for investment (as further discussed below), (2) a $958,000 decrease in securitization pass-through interest received from securitization trusts on fixed-rate asset-backed securities due to the timing of the closing of the relevant securitization during three months ended June 30, 2007 (18th of the month), compared to the three months ended June 30, 2006 (29th of the month), (3) a $455,000 decrease in prepayment penalty income (despite a 38.9% increase in the size of our mortgage loans held for investment, net at June 30, 2007, compared to June 30, 2006) due to the slower-than-expected prepayments experienced during the three months ended June 30, 2007 as compared to the same period in 2006, and (4) a $138,000 decrease in interest income earned on our excess cashflow certificates due to the sale of our remaining excess cashflow certificates during the three months ended March 31, 2007.  Interest income for the three months ended June 30, 2007 was affected by the slowing of the prepayment speeds, specifically during the second quarter of 2007, on the fixed rate mortgage loans held for investment portfolio to reflect the increase in the estimated life of the mortgage loans.  The slowing of the estimated prepayments caused changes to the prepayment curves we use to accrete our deferred loan origination income (i.e., SFAS No. 91 related deferred income and MSR related discounts).  The slowing of the prepayment speeds, and its effect on our accretion of deferred loan origination income, resulted in lowering our interest income by $5.5 million during the three months ended June 30, 2007 as compared to the amount of deferred fee income we would have generated if the prepayment curves remained the same as the prepayment curves used during 2006 and through the first quarter of 2007.

The following table is a summary of interest income for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
(Dollars in thousands)	2007	2006
Interest income on mortgage loans held for investment - securitized, net (1)	$126,559	$101,072
Interest income on mortgage loans held for investment - pre-securitization, net	19,822	8,396
Securitization pass-through interest	2,172	3,130
Interest income on excess cashflow certificates	--	138
Miscellaneous interest income	102	--
Total interest income	$148,655	$112,736

(1) The amounts for the three months ended June 30, 2007 and 2006 include $4.6 million and $5.0 million, respectively, of income from prepayment penalty fees.

    Interest Expense.  Interest expense increased by $33.3 million, or 43.7%, to $109.6 million for the three months ended June 30, 2007, from $76.3 million for the three months ended June 30, 2006.  The increase was primarily due to the increase in interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the three months ended June 30, 2007 on our warehouse facilities, compared to the three months ended June 30, 2006.  The weighted average cost of our financing on mortgage loans held for investment increased by 26 basis points from 5.44% at June 30, 2006 to 5.70% at June 30, 2007.  Additionally contributing to the increase in interest expense was the higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine the cost of our borrowed funds.  The index rate increased 23 basis points to an average of 5.32% for the three months ended June 30, 2007, compared to an average of 5.09% for the three months ended June 30, 2006.  Additionally, the slowing of prepayments on the mortgage loans described above has the effect of extending (slowing the repayments) the life of the financing on mortgage loan held for investment, slowing the amortization of the deferred debt issuance costs, trustee expenses and hedging.  As a result, interest expense was reduced by $1.6 million during the three months ended June 30, 2007 as compared to the amortization we would have experienced before we changed the prepayment curves.

The following is a summary of the components of interest expense for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
(Dollars in thousands)	2007	2006
Interest expense on mortgage loans held for investment financing (1)	$95,804	$68,568
Interest expense on warehouse financing	13,702	7,451
Interest expense on other borrowings	122	105
Other interest expense	10	170
Total interest expense	$109,638	$76,294

(1) The amounts for the three months ended June 30, 2007 and 2006 include $2.1 million and $72,000, respectively, of deferred securitization debt issuance cost amortization and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

    A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan losses at an appropriate level for currently existing probable losses of principal.  We recorded a provision for loan losses of $13.3 million (including a net recovery of $93,000 of a specific provision related to impaired loans) and $7.0 million (including a $11,000 net specific provision related to impaired loans) for the three months ended June 30, 2007 and 2006, respectively, related to mortgage loans held for investment.  The increase in the amount of the provision for loan losses, excluding the specific provision related to impaired loans, corresponds to the performance and seasoning of our mortgage loans held for investment during the respective period.

Non-Interest Income

    Total non-interest income decreased by $3.0 million, or 26.6%, to $8.3 million for the three months ended June 30, 2007, from $11.3 million for the three months ended June 30, 2006.  The decrease in non-interest income resulted from a decrease of $4.2 million in the amount of fair value gains recorded on our excess cashflow certificates, offset partially by a $989,000 increase in the net gain on sale of mortgage loans during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

    Net Gain on Sale of Mortgage Loans.  Net gain on sale of mortgage loans is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture and secondary marketing (indemnification) reserves.  During the three months ended June 30, 2007, the net gain on the sale of mortgage loans increased $989,000, or 14.1%, to $8.0 million on the sale of $205.4 million of mortgage loans on a whole-loan basis, from the $7.0 million gain recorded during the three months ended June 30, 2006 on the sale of $154.0 million of mortgage loans on a whole-loan basis.

    The following table is a summary of our net gain on sale of mortgage loans for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
(Dollars in thousands)	2007	2006
Net Gain on Sale of Mortgage Loans:
Loans sold	$205,379	$154,008

Gain on whole-loan sales	$6,616	$5,422
Premium recapture reserve	(209)	(248)
Secondary marketing (indemnification) reserve (1)	(485)	(54)
Net loan origination fees	2,105	1,918
Net gain on sale recorded	$8,027	$7,038

Average whole-loan sales premium	3.22%	3.52%

Average whole-loan sales premium, net of reserves	2.88%	3.32%

Average net gain on sale ratio	3.91%	4.57%

(1) The secondary marketing (indemnification) reserve amount shown for the three months ended June 30, 2007 was comprised of a provision of $205,000 related to the loans sold during the three months ended June 30, 2007 and an additional provision of $280,000 related to reserve adjustments for loan sales from prior periods.

During the three months ended June 30, 2007 and 2006, we recorded a secondary market (indemnification) reserve provision of $485,000 and $54,000, respectively, as a reduction of our gain on sale of mortgage loans.  The secondary market (indemnification) reserve covers our estimated exposure to losses arising from loan repurchases, or the net settlement, related to potential representation and warranty claims by investors.

The average whole-loan sales premium, net of reserves, for the three months ended June 30, 2007 and 2006 was 2.88% and 3.32%, respectively.  The average whole-loan sales premium, net of reserves, is calculated by dividing the gain on whole-loan sales, net of premium recapture and secondary marketing (indemnification) reserves, by the total amount of loans sold.  The average net gain on sale ratio for the three months ended June 30, 2007 and 2006 was 3.91% and 4.57%, respectively.  The average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans sold.

    Other Income.  Other income decreased $4.0 million, or 93.9%, to $261,000 for the three months ended June 30, 2007, from $4.3 million for the three months ended June 30, 2006.  The decrease in other income period over period primarily relates to a $4.2 million decline in the amount of the fair value change recorded on our excess cashflow certificates.  During the three months ended March 31, 2007, we sold all of our remaining excess cashflow certificates.  Accordingly, we did not record any fair value adjustments during the three months ended June 30, 2007, compared to a $4.2 million fair value adjustment gain for the three months ended June 30, 2006.

    Also included in other income are the gains recognized on the sale of MSRs.  During the three months ended June 30, 2007, we recorded a gain of $241,000 on the sale of our MSRs to a third-party, an increase of $194,000 over the amount recognized during the three months ended June 30, 2006.  The increase in the gain on sale of MSRs is due to changes in the composition of the relative fair values of the MSRs and the related mortgage loans used in the gain calculation during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Non-interest Expense

    Total non-interest expense increased by $3.9 million, or 13.5%, to $32.7 million for the three months ended June 30, 2007, from $28.8 million for the three months ended June 30, 2006.  The increase primarily is due to an increase in general and administrative expenses reflecting the impact of the 39.4% increase in our mortgage loan production and 14.0% increase in personnel and increased REO related expenses.  Additionally contributing to the increase in non-interest expense was a $1.0 million increase in payroll and related costs as a result of the increased staff levels.  Offsetting the increases was the $83,000 gain on derivative instruments relating to the ineffective portion of our derivatives recorded during the three months ended June 30, 2007, which was lower than the $148,000 gain recorded during the three months ended June 30, 2006.

    Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees, but excludes the deferrable portion of those costs attributable to loan production related employees.  Payroll and related costs increased by $1.0 million, or 6.1%, to $17.6 million for the three months ended June 30, 2007, from $16.6 million for the three months ended June 30, 2006.  The increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff and increased loan production, offset partially by the increase in SFAS No. 91 related deferrals in the same period.  As of June 30, 2007, we employed 1,519 full- and part-time employees, an increase of 14.0% over our 1,333 full- and part-time employees as of June 30, 2006.  Additionally, payroll and related costs, specifically for loan production related personnel, were higher due to the 39.4% increase in loan production during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The amount of payroll and related costs deferred under SFAS No. 91 increased $4.7 million, or 37.7%, during the three months ended June 30, 2007, compared to the three months ended June 30, 2006, due to the increase in loan production and the composition of the originations (more wholesale channel originations).

Also contributing to the increase in payroll and related costs during the three months ended June 30, 2007 was the $60,000 increase in stock-based compensation expense, primarily due to the impact of the expense related to the restricted stock awards that we have granted since June 30, 2006.

    General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance expense, telephone expense, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses, REO-related expenses and the provision for recourse loans.  General and administrative expenses increased $2.8 million, or 22.7%, to $15.2 million for the three months ended June 30, 2007, from $12.4 million for the three months ended June 30, 2006.  The increase primarily was due to an increase in expenses associated with our 39.4% increase in loan production during the three months ended June 30, 2007, compared to the three months ended June 30, 2006 (which includes slightly higher fees and licenses, and loan servicing fees related to pre-securitization loans), the consequent 14.0% increase in personnel related to the ongoing expansion of our wholesale and retail divisions and the impact of a $2.6 million increase in REO-related expenses.

The increase in REO-related expenses in the three months ended June 30, 2007 was due to the expected increase in REO activity as the mortgage loan portfolio became more seasoned.  As the portfolio of REO properties increases, the expenses arising from the operation (i.e., payment of real estate taxes and insurance) and disposal of those properties will also generally increase.  The amount of REO properties held totaled $46.2 million and $11.0 million at June 30, 2007 and 2006, respectively.

    (Gain) Loss on Derivative Instruments.  The gain or loss on derivative instruments recorded during the three months ended June 30, 2007 and 2006 represented the (1) ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing, and (3) changes in the fair value of the derivative instruments classified as trading securities.

    During the three months ended June 30, 2007, we recorded a gain on derivative instruments of $83,000, as compared to a net gain on derivatives instruments of $148,000 during the three months ended June 30, 2006.  During the three months ended June 30, 2007, we recorded a loss of $17,000 on the ineffective portion of corridors and interest rate swaps, compared to a gain of $79,000 recorded on the ineffective portion of corridors and interest rate swaps during the three months ended June 30, 2006.  Additionally, at June 30, 2007 and 2006, we held $266,000 and $744,000, respectively, of corridors classified as trading securities in prepaid and other assets as these corridors were no longer deemed “highly effective.”  During the three months ended June 30, 2007 and 2006, we recorded a gain of $100,000 and a gain of $69,000, respectively, to earnings for the changes in the fair value of the hedges (specifically corridors) held as trading securities.

Provision for Income Tax Expense

    We recorded an income tax expense of $526,000 on pre-tax income of $1.3 million for the three months ended June 30, 2007 (an effective tax rate of approximately 40.4%).  The effective tax rate for the three months ended June 30, 2007, reflects our estimate for a lower overall effective tax rate for 2007 and subsequent years.  As a result of our net income before income tax expense decreasing quarter-over-quarter, the impact of the permanent differences (which were fairly consistent period-over-period) recorded during the three months ended June 30, 2007 had a more pronounced impact on increasing our effective tax rate.  We recorded an income tax expense of $4.7 million on pre-tax income of $11.9 million for the three months ended June 30, 2006 (an effective tax rate of approximately 39.2%).

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

General

Our net income for the six months ended June 30, 2007 was $5.7 million, or $0.24 per share basic and $0.23 per share diluted, compared to net income of $13.8 million, or $0.64 per share basic and $0.61 per share diluted, for the six months ended June 30, 2006.  As described in more detail below, the primary drivers of the decrease in net income were the $10.5 million increase in the provision for loan losses due to the increase in the size (38.9% increase from June 30, 2006) and seasoning of the mortgage loan held for investment portfolio.  The decrease was also driven by a $3.9 million decrease in net interest income due to a change in the prepayment assumptions used to accrete/amortize deferred income and expenses, a $6.9 million increase in non-interest expense primarily related to general and administrative expenses associated with a period-over-period increase of 35.4% in loan originations and a 14.0% increase in personnel, and an increase in REO related expenses.  Additionally contributing to the decrease was a $3.7 million decrease in non-interest income for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily relating to the $5.9 million decrease in the amount of fair value change recorded on our excess cashflow certificates due to the sale of all remaining excess cashflow certificates in the first quarter of 2007.  These decreases were partially offset by:

(1)
An increase in net interest income before the provision for loan losses of $8.4 million, or 11.7%, to $79.5 million during the six months ended June 30, 2007 from $71.1 million recorded during the six months ended June 30, 2006.  The increase in net interest income before the provision for loan losses reflects the net effect of recognizing interest income on a 38.9% larger amount of mortgage loans held for investment, net and recognizing interest expense on a 38.8% larger amount of mortgage loan related financing (including warehouse credit financing) from June 30, 2006.  Additionally impacting both interest income and interest expense during the three months ended June 30, 2007 was a change in the prepayment assumptions used to accrete/amortize deferred income and expenses, which lowered net interest income by approximately $3.9 million during the period.  The increase in net interest income was mitigated by the 78.5% increase in the provision for loan losses.  Our net interest income after provision for loan losses represented 75.6% of our net revenue for the six months ended June 30, 2007, compared to 72.7% for the six months ended June 30, 2006; and

(2)
An increase in net gain on sale of mortgage loans of $1.8 million, or 12.5%, to $15.9 million on the sale of $382.5 million of mortgage loans on a whole-loan basis during the six months ended June 30, 2007, from a $14.1 million gain during the six months ended June 30, 2006 on sales on a whole-loan basis of $318.7 million of mortgage loans.  Whole loan sales represented 14.7% and 16.6% of total loans originated for the six months ended June 30, 2007 and 2006, respectively.  While the percentage of whole loan sales to loans originated within the period declined period-over-period, the 35.4% increase in loan originations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, resulted in a 20.0% increase in the amount of whole loans sold and the increase in the gains recorded from our whole-loan sales during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

We originated $2.6 billion of mortgage loans during the six months ended June 30, 2007, representing a $678.3 million, or 35.4%, increase from $1.9 billion of mortgage loans originated during the six months ended June 30, 2006.  We securitized and/or sold $2.2 billion of loans during the six months ended June 30, 2007, an increase of 8.1% compared to the $2.0 billion of loans securitized and/or sold during the six months ended June 30, 2006.

Net Interest Income

    We recorded net interest income of $79.5 million during the six months ended June 30, 2007, an increase of $8.4 million, or 11.7%, from the $71.1 million recorded during the six months ended June 30, 2006.  The increase in net interest income primarily reflects the net effect of the higher average balance of mortgage loans held for investment and the related financing, coupled with the net changes in the interest rates earned or incurred on those balances and the impact of the change in prepayment speeds on the accretion/amortization of deferred income and expenses during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

    Interest Income. Interest income increased $74.9 million, or 34.9%, to $289.6 million for the six months ended June 30, 2007, from $214.7 million for the six months ended June 30, 2006.  The increase is primarily due to (1) a $59.4 million increase in interest income earned on our loans held for investment - securitized, which totaled $7.0 billion at June 30, 2007, compared to $5.5 billion at June 30, 2006; coupled with a 31 basis point increase in the average interest rate over the same period, (2) a $16.3 million increase in interest income on mortgage loans held for investment – pre-securitized due to an increase in the average amount of mortgage loans we originated and held prior to securitization or sale during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, and (3) a $835,000 increase in prepayment penalty income recognized during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  These increases were partly offset by (1) a $5.5 million decrease in deferred loan origination income (recorded as a component of interest income on mortgage loans held for investment) recognized due to a change in the prepayment speed assumptions utilized to accrete deferred income related to our mortgage loans held for investment (as further discussed below), (2) a $570,000 decrease in securitization pass-through interest received from securitization trusts on fixed-rate asset-backed securities was primarily due to the timing of the closing of the relevant securitization during six months ended June 30, 2007 (18th of the month), compared to the six months ended June 30, 2006 (29th of the month), and (3) a $363,000 decrease in interest income earned on our excess cashflow certificates due to the sale of our remaining excess cashflow certificates during the three months ended March 31, 2007.  Interest income for the six months ended June 30, 2007 was affected by the slowing of the prepayment speeds, specifically during the second quarter of 2007, on the fixed rate mortgage loans held for investment portfolio to reflect the increase in the estimated life of the mortgage loans.  The slowing of the estimated prepayments caused changes to the prepayment curves we use to accrete our deferred loan origination income.  The slowing of the prepayment speeds, and its effect on our accretion of deferred loan origination income, resulted in lowering our interest income by $5.5 million during the six months ended June 30, 2007 as compared to the amount of deferred fee income we would have generated if the prepayment curves had remained the same as the prepayment curves used during 2006 and through the first quarter of 2007.

    The following table is a summary of interest income for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Interest income on mortgage loans held for investment - securitized, net (1)	$249,526	$190,126
Interest income on mortgage loans held for investment - pre-securitization, net	33,952	17,698
Securitization pass-through interest	5,934	6,504
Interest income on excess cashflow certificates	17	380
Miscellaneous interest income	186	1
Total interest income	$289,615	$214,709

(1) The amounts for the six months ended June 30, 2007 and 2006 include $10.1 million and $9.2 million, respectively, of income from prepayment penalty fees.

    Interest Expense.  Interest expense increased by $66.6 million, or 46.4%, to $210.2 million for the six months ended June 30, 2007, from $143.6 million for the six months ended June 30, 2006.  The increase was primarily due to the increase in interest expense related to the securitization debt and, to a lesser extent, the increase in loans originated and financed during the six months ended June 30, 2007 on our warehouse facilities, compared to the six months ended June 30, 2006.  The weighted average cost of our financing on mortgage loans held for investment increased by 26 basis points from 5.44% at June 30, 2006 to 5.70% at June 30, 2007.  To a lesser extent, the increase in interest expense was also caused by higher warehouse financing costs due to a higher average one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds.  The index rate increased 47 basis points to an average of 5.32% for the six months ended June 30, 2007, compared to an average of 4.85% for the six months ended June 30, 2006.  Additionally, the slowing of prepayments on the mortgage loans as described above has the effect of extending (slowing the repayments) the life of the financing on mortgage loans held for investment, slowing the amortization of the deferred debt issuance costs, trustee expenses and hedging.  As a result, interest expense was reduced by $1.6 million during the six months ended June 30, 2007 as compared to the amortization we would have experienced before we changed the prepayment curves.

The following is a summary of the components of interest expense for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Interest expense on mortgage loans held for investment financing (1)	$184,191	$127,681
Interest expense on warehouse financing	25,654	15,334
Interest expense on other borrowings	240	210
Other interest expense	75	335
Total interest expense	$210,160	$143,560

(1)  The amounts for the six months ended June 30, 2007 and 2006 include $5.6 million and $815,000, respectively, of deferred securitization debt issuance cost amortization and trustee expenses recognized during the period, net of hedge amortization.

Provision for Loan Losses

    A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan losses at an appropriate level for currently existing probable losses of principal.  We recorded a provision for loan losses of $23.9 million (including a recovery of $352,000 of a specific provision related to impaired loans) and $13.4 million (including a recovery of $22,000 of a specific provision related to impaired loans) for the six months ended June 30, 2007 and 2006, respectively, related to mortgage loans held for investment.  The increase in the amount of the provision for loan losses, excluding the specific provision related to impaired loans, corresponds to the performance and seasoning of our mortgage loans held for investment during the respective period.

Non-Interest Income

    Total non-interest income decreased by $3.7 million, or 17.4%, to $18.0 million for the six months ended June 30, 2007, from $21.7 million for the six months ended June 30, 2006.  The decrease in non-interest income resulted from a decrease of $5.8 million in the amount of fair value gains recorded on our excess cashflow certificates, offset partially by a $1.8 million increase in the net gain on sale of mortgage loans during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

    Net Gain on Sale of Mortgage Loans.  During the six months ended June 30, 2007, the net gain on the sale of mortgage loans increased $1.8 million, or 12.5%, to $15.9 million on the sale of $382.5 million of mortgage loans on a whole-loan basis, from the $14.1 million gain recorded during the six months ended June 30, 2006 on the sale of $318.7 million of mortgage loans on a whole-loan basis.

The following table is a summary of our net gain on sale of mortgage loans for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Net Gain on Sale of Mortgage Loans:
Loans sold	$382,461	$318,718

Gain on whole-loan sales	$12,587	$11,094
Premium recapture reserve (1)	(296)	(483)
Secondary marketing (indemnification) reserve (2)	(662)	(229)
Net loan origination fees	4,238	3,717
Net gain on sale recorded	$15,867	$14,099

Average whole-loan sales premium	3.29%	3.48%

Average whole-loan sales premium, net of reserves	3.04%	3.26%

Average net gain on sale ratio	4.15%	4.42%

(1) The premium recapture reserve amount shown for the six months ended June 30, 2007 was comprised of a provision of $525,000 related to the loans sold during the six months ended June 30, 2007 and a recovery of $229,000 related to reserve adjustments for loan sales from prior year periods.

(2) The secondary marketing (indemnification) reserve amount shown for the six months ended June 30, 2007 was comprised of a provision of $382,000 related to the loans sold during the six months ended June 30, 2007 and an additional provision of $280,000 related to reserve adjustments for loan sales from prior periods.

During the six months ended June 30, 2007 and 2006, we recorded a secondary market (indemnification) reserve provision of $662,000 and $229,000, respectively, as a reduction of our gain on sale of mortgage loans.  The secondary market (indemnification) reserve covers our estimated exposure to losses arising from loan repurchases, or the net settlement, related to potential representation and warranty claims by investors.

The average whole-loan sales premium, net of reserves, for the six months ended June 30, 2007 and 2006 was 3.04% and 3.26%, respectively.  The average whole-loan sales premium, net of reserves, is calculated by dividing the gain on whole-loan sales, net of premium recapture and secondary marketing (indemnification) reserves, by the total amount of loans sold.  The average net gain on sale ratio for the six months ended June 30, 2007 and 2006 was 4.15% and 4.42%, respectively.  The average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans sold.

    Other Income.  Other income decreased $5.5 million, or 72.7%, to $2.1 million for the six months ended June 30, 2007, from $7.6 million for the six months ended June 30, 2006.  The decrease in other income period over period primarily relates to a $5.8 million decline in the amount of the fair value change recorded on our excess cashflow certificates.  During the six months ended June 30, 2007, we recorded a $1.6 million fair value adjustment gain compared to a $7.4 million fair value adjustment gain for the six months ended June 30, 2006.  The decrease in the amount of fair value adjustment gains recorded during the six months ended June 30, 2007 was primarily driven by the amount of excess cashflow certificates that we held throughout the period, prior to our sale of the remaining excess cashflow certificates held during the same period.  As the cash flows are received, the value of the excess cashflow certificates declines.

    Also included in other income are the gains recognized on the sale of MSRs.  During the six months ended June 30, 2007, we recorded a gain of $491,000 on the sale of our MSRs to a third-party, an increase of $397,000 over the amount recognized during the six months ended June 30, 2006.  The increase in the gain on sale of MSRs is due to changes in the composition of the relative fair values of the MSRs and the related mortgage loans used in the gain calculation during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Non-interest Expense

    Total non-interest expense increased by $6.9 million, or 12.3%, to $63.7 million for the six months ended June 30, 2007, from $56.8 million for the six months ended June 30, 2006.  The increase primarily is due to an increase in general and administrative expenses reflecting the impact of the 35.4% increase in our mortgage loan production and 14.0% increase in personnel, and increased REO related expenses.  Additionally contributing to the increase in non-interest expense was a $1.2 million increase in payroll and related costs and a $436,000 increase in the loss on derivative instruments recorded period over period.

    Payroll and Related Costs.  Payroll and related costs increased by $1.2 million, or 3.5%, to $34.8 million for the six months ended June 30, 2007, from $33.6 million for the six months ended June 30, 2006.  The slight increase was primarily the result of higher compensation and related payroll cost associated with an increase in our staff and increased loan production, offset almost completely by the increase in SFAS No. 91 related deferrals in the same period.  As of June 30, 2007, we employed 1,519 full- and part-time employees, an increase of 14.0% over our 1,333 full- and part-time employees as of June 30, 2006.  Additionally, payroll and related costs, specifically for loan production related personnel, were higher due to the 35.4% increase in loan production during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  The amount of payroll and related costs deferred under SFAS No. 91 increased $8.4 million, or 33.5%, during the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due to the increase in loan production and the composition of the originations (more wholesale channel originations).

Also contributing to the increase in payroll and related costs during the six months ended June 30, 2007 was the $268,000, or 64.5%, increase in stock-based compensation expense, primarily due to the impact of the expense related to the restricted stock awards that we have granted since June 30, 2006.

    General and Administrative Expenses. General and administrative expenses increased $5.3 million, or 22.6%, to $28.9 million for the six months ended June 30, 2007, from $23.6 million for the six months ended June 30, 2006.  The increase primarily was due to an increase in expenses associated with our 35.4% increase in loan production during the six months ended June 30, 2007, compared to the six months ended June 30, 2006 (which includes an increase of $570,000 in fees and licenses, and loan servicing fees related to pre-securitization loans), the consequent 14.0% increase in personnel related to our ongoing expansion of our wholesale and retail divisions (which resulted in a $252,000 increase in depreciation expense) and the impact of a $5.3 million increase in REO-related expenses.  These increases were partially offset by an $821,000 decrease in professional fees (legal, accounting and consulting).

The increase in REO-related expenses in the six months ended June 30, 2007 was due to the expected increase in REO activity as the mortgage loan portfolio became more seasoned.  As the portfolio of REO properties increases, the expenses arising from the operation (i.e., payment of real estate taxes and insurance) and disposal of those properties will also generally increase.  The amount of REO properties held totaled $46.2 million and $11.0 million at June 30, 2007 and 2006, respectively.

    (Gain) Loss on Derivative Instruments.  The gain or loss on derivative instruments recorded during the six months ended June 30, 2007 and 2006 represented the (1) ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing, and (3) changes in the fair value of the derivative instruments classified as trading securities.

    During the six months ended June 30, 2007, we recorded a loss on derivative instruments of $13,000, as compared to a net gain on derivatives instruments of $423,000 during the six months ended June 30, 2006.  During the six months ended June 30, 2007, we recorded a loss of $97,000 on the ineffective portion of corridors and interest rate swaps, compared to a gain of $139,000 recorded on the ineffective portion of corridors and interest rate swaps during the six months ended June 30, 2006.  Additionally, at June 30, 2007 and 2006, we held $266,000 and $744,000, respectively, of corridors classified as trading securities in prepaid and other assets as these corridors were no longer deemed “highly effective.”  During the six months ended June 30, 2007 and 2006, we recorded a gain of $84,000 and a gain of $284,000, respectively, to earnings for the changes in the fair value of the hedges (specifically corridors) held as trading securities.

Provision for Income Tax Expense

We recorded an income tax expense of $4.1 million on pre-tax income of $9.8 million for the six months ended June 30, 2007 (an effective tax rate of approximately 42.1%).  The effective tax rate for the six months ended June 30, 2007, reflects our estimate for a lower overall effective tax rate for 2007 and subsequent years.  As a result of lowering our estimated future overall effective tax rate, we had to reduce our deferred tax asset during the first quarter of 2007, which resulted in an increase of $287,000 in our tax provision during the first quarter of 2007 and which offset the slight benefit recognized to our tax provision in the second quarter of 2007.  The effective tax rate, excluding the first quarter of 2007 effect of the rate reduction in the deferred tax asset, would have been 39.1% for the six months ended June 30, 2007.  As a result of our net income before income tax expense decreasing period-over-period, the impact of the permanent differences (which were fairly consistent period-over-period) recorded during the six months ended June 30, 2007 had a more pronounced impact on increasing our effective tax rate.  We recorded an income tax expense of $8.9 million on pre-tax income of $22.7 million for the six months ended June 30, 2006 (an effective tax rate of approximately 39.2%).

Financial Condition

June 30, 2007 Compared to December 31, 2006

    Cash and Cash Equivalents.  Cash and cash equivalents increased $736,000, or 12.8%, to $6.5 million at June 30, 2007, from $5.7 million at December 31, 2006.  This increase was primarily related to the timing of cash received and disbursed from normal operations.

    Mortgage Loans Held for Investment, Net.  Mortgage loans held for investment, net increased $1.3 billion, or 20.7%, to $7.7 billion at June 30, 2007, from $6.4 billion at December 31, 2006.  This account represents our basis in the mortgage loans that were either delivered to the securitization trusts (recorded as mortgage loans held for investment – securitized) or are pending delivery into future securitizations or sale on a whole-loan basis (recorded as mortgage loans held for investment – pre-securitization), net of discounts, deferred fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net at June 30, 2007 and December 31, 2006:

(Dollars in thousands)	At June 30, 2007	At December 31, 2006
Mortgage loans held for investment - securitized	$6,992,217	$6,051,996
Mortgage loans held for investment - pre-securitization (1)	821,858	417,818
Discounts (MSR related)	(47,482)	(36,933)
Net deferred origination fees	(24,831)	(19,194)
Allowance for loan losses	(66,864)	(55,310)
Mortgage loans held for investment, net	$7,674,898	$6,358,377

    (1) Included in our mortgage loans held for investment – pre-securitization at June 30, 2007 and December 31, 2006 was approximately $754.7 million and $335.9 million, respectively, of mortgage loans that were pledged as collateral for our warehouse financings at June 30, 2007 and December 31, 2006, respectively.

    During the six months ended June 30, 2007, we originated $2.6 billion of mortgage loans and sold $382.5 million of loans on a whole-loan basis.  The increase in mortgage loans held for investment is driven by the volume of our originations, net of principal repayments and whole-loan sales for the six months ended June 30, 2007.  The increase in the mortgage loans held for investment – pre-securitization was impacted by our decision at the end of 2006 to carry additional loans into the first six months of 2007, coupled with the increased level of originations and the timing of our securitizations during the six months ended June 30, 2007.  These pre-securitization loans were primarily financed through our warehouse credit facilities.

    We maintain an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future (generally an 18 to 24 month period) on our mortgage loans held for investment.  At June 30, 2007 and December 31, 2006, we established an allowance for loan losses totaling $66.9 million and $55.3 million, respectively, based upon our analysis of the mortgage loans held for investment portfolio, including a $606,000 and $1.0 million, respectively, reserve for probable loan losses on impaired mortgage loans.  The increase in the allowance for loan losses is primarily driven by the growth and seasoning of our mortgage loans held for investment portfolio.  We have not substantively changed any aspect of our overall approach in the determination of the allowance for loan losses under SFAS No. 5, and there have been no material changes in our assumptions or estimates as compared to the prior year that impacted the determination of the allowance for loan losses at June 30, 2007.

The following table sets forth a summary of the activity in the allowance for loan losses for the six months ended June 30, 2007 and the year ended December 31, 2006:

(Dollars in thousands)	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006
Allowance for loan losses – beginning of year	$55,310	$36,832
Provision for loan losses (1)	23,921	29,085
Charge-offs (2)	(12,367)	(10,607)
Allowance for loan losses – end of period/year (3)	$66,864	$55,310

(1) The provision for loan losses for the six months ended June 30, 2007 and year ended December 31, 2006 includes a specific provision which consisted of a $352,000 recovery and a $377,000 recovery, respectively.  The specific provisions relates to probable losses attributable to impaired loans.

(2) The charge-offs for the six months ended June 30, 2007 includes $55,000 of charge-offs related to impaired loans.  The charge-offs for the year ended December 31, 2006 includes $342,000 (net of $10,000 of recoveries) in charge-offs against the specific allowance for loan losses attributable to impaired loans primarily related to loans located in Hurricanes Katrina and Rita disaster areas.

(3) The allowance for loan losses at June 30, 2007 and December 31, 2006 includes a specific allowance for impaired loans of $606,000 and $1.0 million, respectively.  A portion of the specific allowance, or $212,000 and $675,000, relates to impaired loans located in Hurricanes Katrina and Rita disaster areas at June 30, 2007 and December 31, 2006, respectively.

Our specific allowance for loan losses at June 30, 2007 and December 31, 2006 is based upon our probable loss exposure attributable to 14 and 17 properties, respectively, securing a total unpaid principal balance (impaired loans) of $2.3 million and $2.5 million, respectively.  The impaired loan totals at June 30, 2007 and December 31, 2006 include approximately $462,000 (none of which are pre-securitization loans) and $1.3 million (of which $226,000 are pre-securitization loans), respectively, of mortgage loans held for investment located in the Hurricanes Katrina and Rita disaster areas designated by the Federal Emergency Management Agency (“FEMA”).  As additional information is obtained, we will continue to assess the need for any adjustments to our specific reserves related to our impaired loans.

    Trustee Receivable.  Trustee receivable decreased $9.9 million, or 13.4%, to $63.5 million at June 30, 2007 from $73.4 million at December 31, 2006.  Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment – securitized portfolio.  The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of June 30, 2007 and December 31, 2006 totaled $57.9 million and $67.0 million, respectively, relating to the securitizations accounted for as secured financings.  The trustee is expected to remit these amounts on the following month’s scheduled remittance date, at which time they mainly will be used to pay down principal on the related financing on mortgage loans held for investment, net.  Additionally comprising the balance in trustee receivable is the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us one month after collection (i.e., interest collected by the third-party servicer after our June 2007 remittance cut-off date will be remitted to us in July 2007).

    Accrued Interest Receivable.  Accrued interest receivable increased $10.1 million, or 24.4%, to $51.8 million at June 30, 2007, from $41.7 million at December 31, 2006.  The increase is due to (1) the 15.5% increase in mortgage loans held for investment – securitized from December 31, 2006, (2) the 96.7% increase in mortgage loans held for investment – pre-securitization during the same period, and, to a lesser extent, (3) the effect of an increase in the weighted-average interest rates on the mortgage loans held for investment – securitized of 12 basis points from December 31, 2006 to June 30, 2007.  Additionally contributing to the increase in the accrued interest receivable balance is the increase in the amount of accrued interest owed relating to loans that are 30 to 89 days past due in accordance with contractual terms of the mortgage at June 30, 2007 compared to December 31, 2006.

    Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the six months ended June 30, 2007 and the year ended December 31, 2006:

(Dollars in thousands)	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006
Balance, beginning of year	$1,209	$7,789
Excess cashflow certificates sold	(1,050)	(1,500)
Accretion	17	452
Cash receipts	(1,736)	(16,198)
Net change in fair value	1,560	10,666
Balance, end of period	$--	$1,209

During the six months ended June 30, 2007 and the year ended December 31, 2006, we sold at fair value $1.1 million and $1.5 million, respectively, of excess cashflow certificates to a third-party without recourse.  After the sale in the first quarter of 2007, we no longer hold any excess cashflow certificates.

    Equipment, Net.  Equipment, net, decreased $968,000, or 11.7%, to $7.3 million at June 30, 2007, from $8.3 million at December 31, 2006.  The decrease is primarily due to the depreciation recognized during the six months ended June 30, 2007 exceeding the amount of equipment purchases made during the same period.  During the later part of 2006, we purchased computer equipment and office furnishings, in addition to making leasehold improvements, which reflected the increase in employees and office expansions, made over that period time.  The computer equipment and office furnishings purchased are being depreciated over a three- to five-year period from the date acquired, while the leasehold improvements are depreciated generally over the shorter of the life of the lease or the estimated useful life.

    Accounts Receivable. Accounts receivable increased $11.8 million to $16.7 million at June 30, 2007, from $4.9 million at December 31, 2006.  The increase primarily is due to an $8.1 million increase in current taxes receivable and an increase in servicer receivables on loans held for investment – pre-securitization.  The increase in the current taxes receivable is primarily attributable to the sale of our remaining excess cashflow certificates (which also resulted in a decrease in our deferred tax asset, as described below) during the first quarter of 2007.  The increase in servicer receivables relates to a $3.8 million increase in loan payments received by our third-party loan servicer during June 2007, which was remitted to us in July 2007.

    Prepaid and Other Assets.  Prepaid and other assets increased $18.7 million, or 37.5%, to $68.5 million at June 30, 2007, from $49.8 million at December 31, 2006.  The increase primarily is due to the $16.6 million, or 56.2%, increase in REO properties due to the expected seasoning of the loan portfolio, coupled with a $1.5 million increase in prepaid securitization fees and a $418,000 net increase in the fair value of our derivative instruments used to hedge our securitization debt during the six months ended June 30, 2007.  The increase in prepaid securitization fees resulted from the fees paid related to our securitizations during the six months ended June 30, 2007 exceeding the amortization of those fees from all of our outstanding securitizations during the same period.

    At June 30, 2007 and December 31, 2006, we held $46.2 million and $29.6 million, respectively, of REO properties, which we carry at the lower of cost or fair value, less estimated selling costs. A provision of $4.6 million and $546,000 was made during the six months ended June 30, 2007 and 2006, respectively, for decreases in the fair value of the REO properties.

Deferred Tax Asset. The deferred tax asset decreased by $9.7 million, or 21.1%, to $36.1 million at June 30, 2007, from $45.8 million at December 31, 2006.  The decrease primarily relates to (1) gain-on-sale accounting versus REMIC tax accounting for securitizations entered into prior to 2004 (primarily attributable to the sale of our remaining excess cashflow certificates), (2) capitalized origination fees and related costs, (3) realized gains and losses on derivatives (interest rate swaps) associated with hedging the securitization debt issuance (financing costs); and (4) a $163,000 decrease in deferred taxes related to the fair value of the hedge instruments within accumulated OCI.  These decreases were partially offset by increased deferred tax assets related to the timing of loan losses (allowance for loan losses) and non-accrual interest.

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

    Bank Payable.  Bank payable decreased $36,000, or 2.3%, to $1.5 million at June 30, 2007, from $1.6 million at December 31, 2006.  Bank payable represents the amount of checks written against our operating account which are subsequently covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

    Warehouse Financing.  Our warehouse financing increased $418.8 million, or 124.7%, to $754.7 million at June 30, 2007, from $335.9 million at December 31, 2006.  The increase was primarily due to a $404.0 million, or 96.7%, increase in the amount of mortgage loans held for investment - pre-securitization from December 31, 2006 to June 30, 2007.  The increase in warehouse financing relates to our decision at the end of 2006 to carry additional loans into the first quarter of 2007, coupled with the increased level of originations and timing of securitizations during the six months ended June 30, 2007.  We have continued to carry additional loans financed through our warehouse credit facilities rather than through securitization debt in part to take advantage of the favorable interest rate spreads that exist on our warehouse credit facilities at June 30, 2007 and in part due to the challenging securitization market that existed during the six months ended June 30, 2007.  Additionally impacting the amount of outstanding borrowings under our warehouse credit facilities was the decrease in the amount of self-funded loans from December 31, 2006 to June 30, 2007.  At June 30, 2007, we self-funded $67.2 million (none of which are pledged as collateral on our warehouse credit facilities) of these mortgage loans, compared to $82.0 million (none of which are pledged as collateral on our warehouse credit facilities) at December 31, 2006.

    Financing on Mortgage Loans Held for Investment, Net.  Our financing on mortgage loans held for investment, net increased $885.8 million, or 14.7%, to $6.9 billion at June 30, 2007, from $6.0 billion at December 31, 2006.  This increase in the issuance of asset-backed securities corresponds to the 15.5% increase in loans held for investment - securitized during the six months ended June 30, 2007.  The balance of this account will generally increase or decrease in proportion to the change in the balance of our mortgage loans held for investment - securitized.

Other Borrowings.  Other borrowings decreased $441,000, or 7.4%, to $5.5 million at June 30, 2007 from $6.0 million at December 31, 2006.  The decrease in other borrowings was due to a decrease in the amount of financed equipment during the six months ended June 30, 2007.

The following table summarizes certain information regarding other borrowings at June 30, 2007 and December 31, 2006:

(Dollars in thousands)
Equipment Financing	Range of Interest Rates	Balance	Range of Expiration Dates

At June 30, 2007	6.69% to 8.95%	$5,529	September 2007 to April 2010

At December 31, 2006	6.26% to 8.95%	$5,970	January 2007 to November 2009

    Accrued Interest Payable.  Accrued interest payable increased $6.2 million, or 24.9%, to $31.3 million at June 30, 2007, from $25.1 million at December 31, 2006.  The increase was primarily related to (1) the 14.7% increase in financing on mortgage loans held for investment, net, (2) the 124.7% increase in warehouse financing, and (3) the impact of the 10 basis point (5.70% at June 30, 2007 from 5.60% at December 31, 2006) increase in the weighted-average cost on mortgage loans held for investment financing.  We did not experience a change in the index that is utilized to calculate the interest expense on our warehouse financing over the same time period, which has remained at 5.32% from December 31, 2006 to June 30, 2007.

    Accounts Payable and Other Liabilities.  Accounts payable and other liabilities increased $21.4 million, or 40.4%, to $74.6 million at June 30, 2007, from $53.2 million at December 31, 2006.  The increase was primarily due to (1) a $17.9 million increase in accrued servicer payables related primarily to our growth in our mortgage loans held for investment portfolio and REO properties held, and (2) a $4.3 million increase in payroll accruals for payroll related items (i.e., salary and commissions) due primarily to the increase in origination volume during the six months ended June 30, 2007, coupled with a 8.9% increase in personnel since December 31, 2006.  These increases were partially offset by a $221,000 decrease in accrued professional fees, primarily related to the timing of payments from December 31, 2006 to June 30, 2007.

    Stockholders’ Equity.  Stockholders’ equity increased $4.4 million, or 3.0%, to $154.0 million at June 30, 2007 from $149.6 million at December 31, 2006.  This increase is primarily due to (1) the recording of $5.7 million in net income for the six months ended June 30, 2007, (2) the $116,000 of proceeds and $102,000 of excess tax benefits we received from the exercise of 37,300 stock options from authorized but unissued shares during the six months ended June 30, 2007, (3) the $683,000 impact of stock-based compensation recorded during the six months ended June 30, 2007, and (4) a $241,000 decrease in the net unrealized losses from derivatives.  These increases were offset by payment of $1.2 million of common stock dividends coupled with the accrual of $1.2 million in common stock dividends that were declared on June 25, 2007 and paid on July 3, 2007.

Contractual Obligations

The following table summarizes our material contractual obligations as of June 30, 2007:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Financing on mortgage loans held for investment, net (1)	$6,903,729	$2,117,495	$2,605,034	$1,121,663	$1,059,537
Operating leases	$24,746	$7,282	$10,437	$6,717	$310
Equipment financing	$5,529	$183	$5,346	$--	$--

(1) Amounts shown reflect estimated repayments based on anticipated receipt of principal and interest of the underlying mortgage loan collateral using prepayment speed assumptions based upon historical loan performance.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met.  Our commitments have fixed expiration dates, but no locked-in interest rate.  We quote interest rates to customers, which are generally subject to change.  Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure.  We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under SFAS No. 133.  Accordingly, they are not recorded in our consolidated financial statements.  At June 30, 2007 and December 31, 2006, we had outstanding origination commitments to fund approximately $183.1 million and $117.1 million, respectively, in mortgage loans.

Off-Balance Sheet Arrangements

Prior to 2004, we structured our securitizations as off-balance sheet transactions, retaining excess cashflow certificates on-balance sheet to reflect our ownership interest in these securitizations.  Beginning in 2004, we began to account for our securitizations as secured financings (on-balance sheet).  During the six months ended June 30, 2007, we sold our remaining excess cashflow certificates.  We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts.  The third-party investors or the trusts have no recourse to our assets or to us and do not have the ability to require us to repurchase their loans other than for non-credit-related recourse that can arise under standard representations and warranties.  See “- Origination of Mortgage Loans – Securitizations” and “- Securitizations Structured as a Sale” for additional information regarding these transactions.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Net cash provided by (used in):

Operating activities	$33,507	$17,553

Investing activities	$(1,332,121)	$(902,304)

Financing activities	$1,299,350	$884,727

Operating Activities – The net cash provided by operating activities was $33.5 million for the six months ended June 30, 2007, compared to $17.6 million for the six months ended June 30, 2006.  The increase for the six months ended June 30, 2007 primarily reflects the net impact of the $26.7 million increase in accrued interest payable, accounts payable and other liabilities, the $5.7 million of net income recorded, the $23.9 million provision for loan losses, the $16.3 million of proceeds received from the sale of MSRs, the $2.8 million of cash received related to our excess cashflow certificates (including proceeds from sales), the $9.8 million decrease in trustee receivable and the $9.5 million of deferred tax expense accrued.  Partially offsetting these increases was the impact of the $42.4 million increase in accrued interest receivable, accounts receivable and prepaid and other assets, the $12.6 million of gains recorded on mortgage loan sales, the $7.2 million of deferred origination income and $1.6 million of gains on the change in fair value of excess cashflow certificates.

Investing Activities – The net cash used in investing activities was $1.3 billion for the six months ended June 30, 2007, compared to $902.3 million for the six months ended June 30, 2006.  The increase in net cash used in investing activities during the six months ended June 30, 2007 primarily related to the $2.6 billion of mortgage loans held for investment originated, offset by $867.3 million in principal repayments received on mortgage loans held for investment and by $395.0 million in proceeds received from the sale of mortgage loans.

Financing Activities – The net cash provided by financing activities was $1.3 billion for the six months ended June 30, 2007, compared to $884.7 million for the six months ended June 30, 2006.  The increase in net cash provided during the six months ended June 30, 2007 primarily related to the $2.6 billion in proceeds received from warehouse financing, and by $1.8 billion in the proceeds received from the financing on mortgage loans held for investment.  Partially offsetting the increases was a $2.2 billion decrease from the repayment of warehouse financing and a $899.0 million decrease from the repayment of financing on mortgage loans held for investment.

Liquidity and Capital Resources

    The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses, securitization activities, tax payments and planned dividend payments.  Historically, we have generated working capital primarily from the cash proceeds we receive from our securitizations, including the NIM transactions and the sale of MSRs.  Our current cost structure has many embedded fixed costs, which can be significantly affected by a relatively substantial decrease in our loan origination volume.  There can be no assurance, however, that we will continue to originate a sufficient amount of mortgage loans or be able to securitize our loans at favorable terms or at all.  We may choose to not sell MSRs or may reduce the amount of securitization debt we issue, or incur higher funding costs, or may incur higher reserve requirements on our securitization transactions as driven by the agencies rating our securitizations, which will negatively impact our cash flow in any period in which this occurs.  Additionally, although we believe our strategy to hedge our exposure to rising interest rates in an effort to “lock in” our spread (as discussed in more detail in “- Summary of Critical Accounting Policies - Accounting for Hedging Activities” above and “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Hedging” below) to be appropriate, changes in prevailing interest rates could adversely impact our cash flow in future periods.

    The subprime mortgage industry has experienced a period of turmoil during the first six months of 2007, which has worsened during the several weeks preceding the filing of this Report.  Our liquidity has been adversely impacted by these market conditions and the resultant margin calls we have received from our warehouse line providers (described below).  (See "-Part II - Item 1A - Risk Factors").  In the days prior to the filing date of this Report, we received additional margin calls which, when we evaluated our business and prevailing market conditions, caused us to seek additional sources of capital and to alter our operations to address the volatility of the current operating environment.  We entered into financing transactions described below in an effort to address our liquidity needs.  After giving effect to the recent financing transactions described below, and subject to our ability to execute our business strategy and the various uncertainties described in this section and described in "Part II. Item 1A. - Risk Factors," we anticipate that we will have sufficient cash flows from operations, short-term funding and capital resources to meet our liquidity obligations for at least the next 12 months; however, there can be no assurance that we will be successful in this regard.

    We believe we must generate sufficient cash from the following in order to maintain sufficient working capital:

•	the proceeds we receive from selling or financing asset-backed securities (including NIM notes or Class N Notes) in connection with our securitizations;

•	the proceeds from the sale of MSRs to a third-party mortgage servicer;

•	the premiums we receive from selling whole loans on a servicing-released basis;

•	origination fees collected on newly closed loans;

•	the cash flow from corridors and interest rate swaps; and

•	principal and interest payments we receive on our loans held for investment.

    Currently, our primary uses of cash include the funding of:

•	mortgage loans held for investment – pre-securitization which are not financed;

•	interest expense on warehouse credit financings (including any related margin calls), financing of mortgage loans held for investment, interest rate swap payments and other financings;

•	scheduled principal pay-downs on financing of mortgage loans held for investment, warehouse credit financings and other financings;

•	transaction costs, derivative costs and related margin requirements and credit enhancement (O/C requirements) in connection with our securitizations;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•	tax payments, including those related to excess inclusion income on our REMIC securitizations issued through 2004, and all, or a portion, of the dividends received from our REIT subsidiary; and

•	common stock dividends.

    Historically, we have financed our operations utilizing securitization financings, various secured credit financing facilities, issuances of corporate debt, issuances of equity, and MSRs sold in conjunction with each of our securitizations.

    We have repurchase agreements with institutions that purchased mortgage loans from us several years ago.  Some of the agreements provide for our repurchase of any of the mortgage loans that go to foreclosure sale.  At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole.  The dollar amount of loans that were sold with recourse and are still outstanding totaled $343,000 and $387,000 at June 30, 2007 and December 31, 2006, respectively.  Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $115,000 and $81,000 at June 30, 2007 and December 31, 2006, respectively.  During the six months ended June 30, 2007, we reimbursed investors $66,000, through the recourse reserve, to net settle several loans.  We did not repurchase any loans that were sold with recourse under our existing repurchase agreements during the six months ended June 30, 2007 or during the year ended December 31, 2006.

Financing Facilities

    We need to borrow substantial sums of money each quarter to originate mortgage loans.  We have relied upon a limited number of counterparties to provide us with the financing facilities to fund our loan originations.  Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms.  There can be no assurance that we will be able to either renew or replace our warehouse facilities at their maturities at terms satisfactory to us or at all.  There also can be no assurance that we will be able to utilize all or any portion of our warehouse facilities that are uncommitted.  If we are not able to obtain financing, we will not be able to originate new loans and our business and results of operations will be negatively impacted.

To originate and accumulate loans for securitization, we borrow money on a short-term basis primarily through secured warehouse credit facilities.  Throughout each quarter, as we amass loans for inclusion in the next securitization, a significant portion of our total warehouse financing lines may be utilized to fund these loans.  The amounts we are able to borrow under our warehouse credit facilities is dependent upon the valuations placed on the collateral by the warehouse providers.  The collateral is subject to re-valuation at any time.  Any downward re-valuations of the collateral may result in a margin call, which will subject us to either making a cash payment or delivering additional collateral to the warehouse provider and result in the reduction in our available liquidity and substantially harm our results of operation and financial condition.  There can be no assurance that we will be able to satisfy margin calls.  We have received substantial margin calls from our warehouse providers since June 30, 2007, including margin calls received during the days immediately proceeding the filing of this Report.  To date, we have been able to satisfy these margin calls from our existing liquidity.  There can be no assurance, however, that we will not be subject to increased margin calls after the date of this Report and, if so, whether we will be able to satisfy our obligations thereunder.

    The majority of the loans collateralizing warehouse borrowings are held for a period of up to 120 days, at which point they are typically securitized or sold.  Each facility provides the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent.  The material terms and features of our warehouse credit facilities in place at June 30, 2007 (including any subsequent changes thereto) are as follows:

    Bank of America Warehouse Credit Facility.  We have a $500.0 million facility ($250.0 million of which is committed) with Bank of America, LLC which bears interest based upon a fixed margin over one-month LIBOR.  The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent and a limited amount of mortgage loans between 60 to 89 days delinquent.  This facility expires in August 2007.  There can be no assurance that we will be able to renew or replace this credit facility at terms satisfactory to us or at all. As of June 30, 2007, the outstanding balance under the facility was $395.5 million.

    Deutsche Bank Warehouse Credit Facility. We have a $500.0 million facility ($250.0 million of which is committed) with Deutsche Bank which bears interest based upon a fixed margin over one-month LIBOR.  The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 29 days delinquent and a limited amount of mortgage loans between 30 to 89 days delinquent.  This facility expires in October 2007.  As of June 30, 2007, the outstanding balance under the facility was $359.2 million.

    Citigroup Warehouse Credit Facility.  We have a $500.0 million committed facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over one-month LIBOR.  The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent.  Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages.  This facility expires in May 2008.  As of June 30, 2007, we had no outstanding balance under the facility.

    RBS Greenwich Capital Warehouse Credit Facility.  We have a $500.0 million facility ($250.0 million of which is committed) with RBS Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over one-month LIBOR.  The facility provides the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent.  Mortgage loans between 60 to 89 days delinquent may be financed at lower borrowing percentages.  This facility expires in November 2007.  As of June 30, 2007, we had no outstanding balance under the facility.

    JPMorgan Chase Warehouse Credit Facility.  We have a $500.0 million facility ($250.0 million of which is committed) with JPMorgan Chase which bears interest based upon a fixed margin over one-month LIBOR.  The facility provides us with the ability to borrow at the lower of 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent and a limited amount of mortgage loans between 60 to 89 days delinquent.  This facility expires in May 2008.  As of June 30, 2007, we had no outstanding balance under the facility.

    Our warehouse agreements require us to comply with various operating and financial covenants.  The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants.  If we fail to comply with any of these covenants or otherwise default under a warehouse credit facility, the lender has the right to terminate the warehouse credit facility and require immediate payment, which may require sale of the collateral at less than optimal terms.  In addition, if we default under one warehouse credit facility, it would generally trigger a default under the other warehouse credit facilities.  We believe we were in compliance with these covenants as of June 30, 2007.

August 2007 Financing

    On August 13, 2007, we closed a repo financing facility with AG Delta Holdings, LLC, an affiliate of Angelo, Gordon & Co., in the principal mount of $60.0 million and bearing interest at a fixed margin over one-month LIBOR.  The facility is collateralized by our securitization residual, BIO and owner trust certificates (the “securitization related certificates”) – which entitle the holder to receive the difference between the interest payments received from the loans held in the related securitization trust and the payments to the related asset-backed investors (less the contractual servicing fee and other fees, costs and expenses of administering the securitization trust).  The cash flows from these securitization related certificates will be utilized to pay the principal under the facility.  We will make monthly interest payments on the then-existing principal balance of the facility.  The facility matures in 12 months, if not repaid earlier.

    In connection with this transaction, we have agreed to issue to AG Delta Holdings, LLC warrants to purchase 10.0 million shares of our common stock.  The initial exercise price of the warrants is $5.00 per share, and they expire in February 2009, subject to extension if we do not obtain stockholder approval for the warrant issuance within 90 days of the closing date.  We also have agreed to issue $10.0 million of convertible notes to several funds controlled by one of our existing equity investors.  The notes are convertible into an aggregate of 2.0 million shares of our common stock, at a conversion price of $5.00 per share.  The convertible notes mature in 12 months, if not converted or redeemed earlier, and bear interest at a rate of 6% per annum for the first 90 days and thereafter at a rate of 12% per annum, until converted or redeemed.

Interest Rate Risk

    Our primary market risk exposure is interest rate risk.  Our results of operations may be significantly affected by the level of and fluctuation in interest rates.  (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk”).

    Current Interest Rate Environment.  Net interest income after provision for loan loss represented 75.6% and 72.3% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the three months ended June 30, 2007 and 2006, respectively.  Net interest income after provision for loan loss represented 75.6% and 72.7% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the six months ended June 30, 2007 and 2006, respectively.  Accordingly, the interest rate environment has a substantial impact on our earnings.  Our balance sheet is currently liability sensitive.  A company with a liability sensitive balance sheet generally experiences reduced net interest income in a rising interest rate environment, while earnings are enhanced in a decreasing interest rate cycle.  The impact of rising short-term interest rates and a flattening of the yield curve have negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted.

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

We also sell loans on a whole-loan basis, from time-to-time, to banks and other financial institutions.  When we sell mortgage loans on a whole-loan basis we normally make standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans if they are breached.  Additionally, certain whole-loan sale contracts include provisions that require us to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan.  In these instances, we are subject to repurchase risk in the event of a breach of standard representations or warranties we make in connection with these whole-loan sales.  During the six months ended June 30, 2007 and the year ended December 31, 2006, we repurchased or net settled $3.3 million ($1.2 million related to the three months ended June 30, 2007) and $2.3 million, respectively, of loans under certain re-purchase provisions related to whole-loan sales.

Geographical Concentration

Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States.  For the three months ended June 30, 2007, approximately 19.6%, 11.7%, 7.5%, 7.3%, 5.9% and 5.9%, based upon principal balance, of the mortgage loans we originated were on properties located in New York, Florida, Illinois, New Jersey, Maryland and Pennsylvania, respectively, with no other state representing more than 5% of the originations.

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

Impact of New Accounting Standards

Offsetting of Amounts Related to Certain Contracts.  In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN No. 39.  FSP No. FIN 39-1 also amends FIN No. 39 for certain terminology modifications.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented.  Upon adoption of FSP No. FIN 39-1, we are permitted to change our accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  We are currently evaluating FSP No. FIN 39-1 and have not yet determined the effect the adoption of FSP No. FIN 39-1 will have on the consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be so measured.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective for our fiscal year beginning after November 15, 2007.  We are currently assessing the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements, but we do not expect that the adoption during the first quarter of 2008 will have a material impact on our financial condition or results of operations.

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

    We regularly issue securitization asset-backed securities collateralized by fixed- and variable-rate mortgage loans.  As a result of this activity, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when asset-backed securities are issued.  To reduce our financial exposure to changes in interest rates, our strategy is to use derivative instruments, in the form of interest rate swap contracts, in an effort to effectively lock in a pre-determined interest rate on designated portions of our prospective future securitization financings.  We also use corridors (corresponding purchases and sales of interest rate caps with similar notional balances at different strike prices) and/or amortizing notional balance interest rate swaps that are designed to mitigate our basis risk within the securitization.  (See “- Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies - Accounting for Hedging Activities”).  Changes in interest rates also could adversely affect our ability to originate loans and/or could affect the level of loan prepayments, impacting the amount of mortgage loans held for investment.  (See “- Interest Rate Risk/Market Risk” and “Part II. – Item 1A. – Risk Factors”).

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

    Management primarily uses financing sources where the interest rate resets frequently.  As of June 30, 2007, the adjustable-rate borrowings under all of our financing arrangements adjust daily (i.e., our warehouse credit facilities) or monthly (i.e., portions of our securitization debt).  On the other hand, most of the mortgage loans we own are fixed rate; the remainder contain features where rates are fixed for some period of time and then adjust frequently thereafter (typically every six months).  For example, one of our loan products is the “3/27” loan.  This 30-year loan has a fixed rate of interest for its first three years and then adjusts every six months thereafter.

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

    As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets (primarily comprised of mortgage loans held for investment) and interest-bearing liabilities (primarily comprised of the securitization and warehouse financing related to our mortgage loans and any related hedging instruments) and their effect on overall earnings.  The simulations assume instantaneous and parallel shifts in interest rates and the degree to which those shifts affect net interest income.  First, we project our net interest income for the next 12 months and 36 months using the current end-of-period data, in conjunction with a forward LIBOR curve and estimated repayment data based on anticipated receipt of principal and interest on the underlying mortgage loan collateral.

    We refer to the one-year and the three-year projections of net interest income as the “base case.”  Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward.  Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base case and includes any associated changes in projected mortgage prepayment speeds.  The following sensitivity tables present the results of each 100 basis point change in interest rates compared to the base case, in order to determine the estimated dollar and percentage change to net interest income at June 30, 2007:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One-Year Projection:

Net interest income (1)(2)	$185,630	$180,291	$175,677	$191,024	$196,636
Percentage change from base		(2.88)%	(5.36)%	2.91%	5.93%

Three-Year Projection:

Net interest income (1)(2)	$391,857	$384,555	$378,096	$399,023	$407,063
Percentage change from base		(1.86)%	(3.51)%	1.83%	3.88%

(1) Net interest income from assets (income from mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 100 basis points and 200 basis points.

(2) Assumes warehouse interest expense through September 30, 2007.

Because the assumptions used in the sensitivity tables are inherently uncertain, we cannot predict precisely the effect of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume and characteristics of new business and behavior of existing positions, and changes in market conditions (including prepayment rates) and management strategies, among other factors.

    Hedging.  From an interest rate risk management perspective, we use derivative instruments (interest rate swaps and corridors) in an effort to offset the potential adverse effects of our exposure during a period of rising rates, such as the current environment.  In this way, management generally intends to hedge as much of the interest rate risk as determined to be in our best interest, given the cost of hedging transactions.

    We seek to build a consolidated balance sheet and undertake an interest risk management program that is likely, in management’s view, to enable us to maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances.  Accordingly, the hedging program addresses income preservation, as discussed in the first part of this section.

    Corridors are legal contracts between us and a third-party firm or “counterparty.”  The counterparty agrees to make payments to us in the future (net of the in-the-money interest rate cap sold as part of the corridor) should the one- or three-month LIBOR interest rate rise above the strike rate specified in the net purchase option contract.  Each contract has both a fixed or amortizing notional face amount on which the interest is computed, and a set term to maturity.  When the referenced LIBOR interest rate rises above the contractual strike rate, we earn corridor income (net of the in-the-money interest rate cap sold as part of the corridor).  Payments on an annualized basis are equal to the difference between actual LIBOR and the strike rate.  Interest rate swaps have similar characteristics.  An interest rate swap is a transaction between two parties in which each agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal.  The interest rate swap agreements we utilize allow us to pay a fixed rate of interest while receiving a rate that adjusts with one-month LIBOR.

Maturity and Repricing Information

    The following table summarizes the notional amount, expected maturities and weighted-average strike price or rates for corridors and amortizing notional balance interest rate swaps that we held as of June 30, 2007:

(Dollars in thousands)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$590,069	$418,577	$42,720	$32,195	$24,921	$71,656
Weighted-average strike rate	7.27%	7.08%	7.43%	7.46%	7.43%	7.40%

Caps sold - notional	$590,069	$418,577	$42,720	$32,195	$24,921	$71,656
Weighted-average strike rate	9.28%	9.28%	9.27%	9.27%	9.28%	9.32%

Amortizing notional balance interest rate swaps:
Notional	$315,463	$151,736	$113,710	$50,017	$--	$--
Weighted-average rate	5.10%	5.12%	5.09%	5.00%	--	--

Item 4.  Controls and Procedures.

    Prior to the filing of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures also are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no significant deficiencies or material weaknesses identified during the course of this evaluation.  There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
In or about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our subsidiary, Fidelity Mortgage Inc. (“Fidelity”, now a division of our other subsidiary, Delta Funding Corporation), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act (“FLSA”).  The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys’ fees, (5) leave to add additional plaintiffs, and (6) leave to amend to add claims under applicable state laws.  We filed an answer and discovery has commenced.  In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion.  In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff’s motion for conditional class certification be granted, and that plaintiff’s motion to authorize judicial notice be granted (subject to revision and final approval by the District Court).  In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge’s Report and Recommendation and the plaintiff filed its opposition to our objections.  In July 2005, the District Court upheld the Magistrate Judge’s Report and Recommendation.  Any potential class members who desired to join the collective action were provided an opportunity to do so during an “opt-in” period that ended in October 2005.  Approximately 180 individuals, virtually all of whom are former employees, are plaintiffs in the collective action.  In April 2006, the plaintiffs filed a motion for summary judgment.  By agreement in June 2006, the Court stayed the action while the parties engaged in non-binding mediation, and plaintiffs’ motion for summary judgment was withdrawn without prejudice to it being re-filed.  The matter was not resolved through mediation, the stay was lifted in August 2006, the plaintiffs’ motion was re-filed and we filed our opposition to the motion and a cross-motion for partial summary judgment.  In September 2006, the plaintiffs filed their papers in response to our opposition to their motion and replied to our cross-motion.  In October 2006, we filed our reply papers to the plaintiffs’ opposition to our cross-motion.  In March 2007, the Magistrate Judge rendered a report and recommendation that the plaintiffs' motion for summary judgment be granted, and our motion denied, as to our entitlement to a retail or service establishment exemption under the FLSA; that plaintiffs’ motion be denied as to; (a) our entitlement to an administrative employee exemption under the FLSA, and (b) plaintiffs’ entitlement to liquidated damages; and our motion be granted as to the sufficiency of the employees’ compensation under the salary basis test, but denied as to the remaining two conditions of an administrative employee exemption.  In April 2007, we filed our objections to the Magistrate Judge's report and recommendation, insofar as it did not recommend the granting of our cross-motion for partial summary judgment, and the plaintiffs filed their opposition to our objections.  In May 2007, we filed our reply to the plaintiffs' opposition to our objections.  In May 2007, the District Court issued an order adopting the Magistrate Judge’s report and recommendation.  In July 2007, we filed a motion for certification of an interlocutory appeal from the District Court’s May 2007 order and the plaintiffs filed their opposition papers in July 2007. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In or about February 2007, we received notice that we had been named in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we had accessed certain consumers' credit reports without a permissible purpose under the Fair Credit Reporting Act of 1970, as amended (“FCRA”), and sent improper prescreening offers in Illinois.  The complaint seeks: (a) certification of a class of plaintiffs, (b) injunctive relief against further violations, (c) statutory damages and general and other damages, and (d) attorneys’ fees, costs and litigation expenses, based upon alleged (i) violations of the FCRA, (ii) common law invasion of privacy and (iii) consumer fraud/unfair acts and practices.  In March 2007, we filed a motion for a stay of the action pending certain decisions expected to be rendered by other courts in actions pending against other companies, which decisions we expect may impact the legal issues involved in our case.  In March 2007, the Court stayed the action until June 2007.  In June 2007, the plaintiff stipulated, without prejudice, to dismissing the common law invasion of privacy claim and the consumer fraud/unfair acts and practices claim, and dismissed only that part of the relief seeking injunctive relief on the FCRA claim.  In June 2007, we filed an answer to complaint and discovery is proceeding.   In July 2007, plaintiff filed a motion for class certification and our opposition papers were scheduled to be filed in August 2007.  In August 2007, the class action briefing schedule was put on hold while the parties try to work out an individual settlement of the action.  We believe that we have meritorious defenses and intend to vigorously defend this suit, but at this early stage of the litigation, we cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 1A.  Risk Factors.

Certain statements contained in this Quarterly Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties that exist in our operations and business environment, and are subject to change based on a variety of important factors.  Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “may,” “plans,” “potential,” “predict,” “project,” “should,” “target,” “could,” “is likely to,” “believe,” “to be,” “will be,” “will continue to be,” or similar words or terminology.  These statements include, but are not limited to, our future profitability and our future net interest income, our future cash flows, financing activities and liquidity requirements, the future performance of our loan portfolios, the impact of changes in interest rates, our future hedging strategy, the availability of warehouse, residual and other credit facilities; our ability or inability to continue to access the securitization and whole-loan markets on favorable terms and conditions or at all; our ability to obtain stockholder approval of the equity issuances described in “Liquidity and Capital resources – August 2007 Financing” above and the consequences to us if we do not receive stockholder approval; the potential impact that amortizing the discount related to the warrants may have to our financial statements; rating agencies’ changes impacting reserve levels; loan prepayment rates, delinquency and default rates; the impact of changes to accounting rules, our ability to realize benefits from our deferred tax asset, changes in tax laws, and our anticipated outcome of litigation and regulatory matters, as well as statements expressing optimism or pessimism about future operating results.  Such statements are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements.  By their nature, all forward-looking statements involve risk and uncertainties.  We caution readers that numerous important factors discussed in this section, or detailed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors,” in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in this Quarterly Report.

The following risks and uncertainties, and those contained in our Annual Report on 10-K for the year ended December 31, 2006, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such forward-looking statements.  We do not undertake any obligation to update any of these statements in light of future events, except as required by law.  There can be no assurance, however, that our expectations will necessarily come to pass.  We qualify any and all of our forward-looking statements entirely by these cautionary factors.  The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

•
Our ability or inability to continue our practice of securitizing mortgage loans, as well as our ability to utilize optimal securitization structures (including the execution of NIM transactions and the sale of MSRs at the time of securitization) at terms favorable to us to generate sufficient cash proceeds to offset our current cost structure. We rely heavily upon the asset-backed securities market for our long term financing.  During the period immediately prior to the date of this Report, this market has been severely constrained, with only a small number of transactions coming to market.  We cannot assure you that we will continue to be successful in securitizing mortgage loans.  Our ability to complete securitizations of our mortgage loans will depend upon a number of factors, many of which are beyond our control, including conditions in the credit and securities markets generally, conditions in the asset-backed securities market specifically and the performance of our mortgage loans previously securitized;

•
Our ability to realize proceeds that are approximately equal to or greater than the full economic value of the mortgage loans we securitize.  We cannot assure you that we will continue to be successful in doing so in the future.  As a result of conditions within the subprime mortgage industry, rating agencies, financial guarantee insurers and investors have recently begun to, and may continue to in the future, require additional credit enhancement to support the securities sold in securitizations of subprime mortgage loans.  This requirement generally has the effect of reducing the proceeds we may receive from, and increasing the overall expense of executing securitizations.  The ratings agencies that rate subprime securitizations have recently increased reserve requirements, the magnitude of which was unanticipated, which may affect the amount of proceeds we can expect to receive in future securitizations.  We have recently raised our mortgage rates and modified our product offerings and underwriting guidelines in an effort to mitigate the effects of these changes.  There can be no assurance, however, that we will be successful in doing so.  In addition, we expect to receive lower proceeds from any future securitization that contains collateral that was originated based upon our previous guidelines and rates;

•
Each of the securitizations includes a series of asset-backed securities with various credit ratings. Unexpected changes in ratings or rating methodology by the rating agencies (S&P, Moody's, Fitch and/or DBRS), including without limitation, the required levels of O/C on our newly issued or existing securitization transactions may have an adverse impact on our cash position and may affect the prices we receive on all or certain portions of the asset-backed securities we issue.  The required O/C and sizing of each rated class of asset-backed securities being offered are generally determined solely by the rating agencies;

•
Our ability or inability to continue to access, renew or replace credit facilities at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for investment – pre-securitization and our ability or inability to comply with covenants contained in these credit facilities.  In the past, our warehouse providers have agreed to increase the available capacity on our warehouse credit facilities beyond their contractual limits.  There can be no assurance that our warehouse providers would do so in the future should the need arise;

•
The amount of financing we receive under our warehouse credit facilities depends in large part on our lenders’ valuation of the mortgage loans securing the financings.  Each credit facility provides the lender the right to re-evaluate the loan collateral that secures our outstanding borrowings at any time.  If the lender determines that the value of the collateral has decreased, the lender has the right to initiate a margin call.  A margin call would require us to provide the lender with additional collateral or to repay a portion of our outstanding borrowings.  Any margin call would result in the reduction in our available liquidity and harm our results of operation and financial condition.   We have received substantial margin calls from our warehouse providers since June 30, 2007, including margin calls received during the days immediately proceeding the filing of this Report.  To date, we have been able to satisfy all such margin calls from our existing liquidity.  There can be no assurance, however, that we will not be subject to increased margin calls after the filing this Report and, if so, whether we will be able to satisfy our obligations thereunder.  In the event we are not able to satisfy a margin call, we could lose the related line of credit and trigger defaults under our other credit facilities;

•
Any significant change in the credit quality or fair market value of our loan portfolio would have a significant effect on our financial position (both as to profitability and cash flows), the amount of borrowings we can generate from our warehouse credit facilities, results of operations and our ability to securitize or sell our loans.  Declines in the fair market value of the mortgage loans held as collateral under our warehouse credit facilities may subject us to margin calls, which may effect our financial position and results of operations. A substantial number of margin calls could cause us to breach the required capital or other covenants under our warehouse credit facilities.  Each such breach could trigger a default of our other facilities under their respective cross-default provisions.  Developments of this kind could cause us to lose access to these warehouse credit facilities;

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

•
In connection with whole-loan sales and securitizations, we are required to make customary representations and warranties regarding us and the loans.  A loan that does not comply with these representations and warranties may not be securitizable or saleable, or saleable only at a discount.  If the loan is securitized or sold before we detect non-compliance with these requirements, we may be obligated to repurchase the loan and bear any associated loss, or we may be obligated to indemnify the purchaser against that loss.  While we create allowances in our financial statements for defective loans, we cannot provide assurances that such allowances will be sufficient to reflect actual losses that we may incur;

•	Our ability to obtain additional sources of collateralized financing is limited as the majority of our assets are encumbered by our present financing sources;

•
The leveling off or decline in the value of residential properties could have a significant impact on our origination levels and/or financial position and results of operations.  The increase in home prices over the last several years contributed to the growth in our origination volume, as well as reducing the risk of losses by improving LTV or combined LTV (“CLTV”) ratios.  The slowing of home-price growth, or decline in values in some markets, could have a significant impact on our mortgage loan origination growth, as well as impact our prepayment speed and credit loss assumptions on the mortgage loans held for investment and the corresponding allowance for loan losses;

•
The risk that any material decline in real estate values would weaken our collateral and LTV ratios and increase the possibility of loss if a borrower defaults.  In such an event, we would be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by a third-party credit enhancement.  Our ability or inability to earn a sufficient spread between our cost of funds and our average mortgage rates to generate sufficient revenues and cash flows to offset our current cost structure and cash uses;

•	Our ability or inability to originate a sufficient amount of mortgage loans, and subsequent sale or securitization of such loans, to remain profitable and to grow our business;

•	Our ability or inability to continue to employ on-balance sheet securitizations to generate cash flows and earnings from net interest income;

•
Our ability or inability to manage interest rate risk.  Our primary interest rate exposure relates to our mortgage loans and variable-rate debt, as well as the interest rate swaps and caps that we use for risk management purposes.  Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities.  Changes in the level of interest rates also can affect our ability to originate or acquire mortgage loans, the value of our assets and our ability to realize gains from the sale of our assets.  In a period of rising short-term interest rates, such as the current environment, our interest expense could increase while the interest we earn on our interest-earning assets would not change as rapidly.  We generally finance loans prior to securitization or whole-loan sales through warehouse financing.  The net income we receive on these mortgage loans is the difference between the interest income we receive from the borrower on the mortgage loan, less the sub-servicing fee and interest expense we pay.  The warehouse financing is based upon one-month LIBOR.  An increase in one-month LIBOR, without a corresponding increase in the rates at which we lend, would reduce our net income;

•
The effects of interest rate fluctuations and our ability or inability to hedge effectively against these fluctuations in interest rates, the effect of changes in monetary and fiscal policies, social and economic conditions, unforeseen inflationary pressures and monetary fluctuation;

•
Any change to or elimination of loan products we offer (including the states we choose to originate loans in) may have a significant effect on, including without limitation, the amount of loans we originate, the size of our securitizations, the credit ratings of the asset-backed securities and the amount of loans we sell.  The changes or eliminations may also effect our financial position, and results of operations and our ability to securitize or sell our loans;

•
Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values.  Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers’ reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry.  We are particularly subject to economic conditions in the northeastern U.S., where approximately 39.6% and 41.5% of our loans were originated during the three and six months ended June 30, 2007, respectively.  Any sustained period of increased delinquencies, foreclosure, losses or increased costs could adversely affect our ability to securitize or sell loans in the secondary market and may cause us to sustain a reduction in our net income or incur losses.  More detailed delinquency information regarding the loans collateralizing each of our securitizations (which comprise our mortgage loans held for investment – securitized portfolio) is available on our website at www.deltafinancial.com/regAB.htm;

•
Competition within our markets, particularly in the wholesale loan channel, where a large number of lenders are competing for business from independent mortgage brokers.  In the event that we are not successful in maintaining or expanding our broker relationships, our wholesale loan origination volume may decrease which could significantly harm our business, financial condition, liquidity and results of operations;

•
A significant source of our mortgage loan production volume are cash-out refinancings.  The demand for these types of loans decreases as interest rates rise or as market values of homes decline.  The rise in interest rates generally reduce the number of borrowers who would otherwise qualify for or elect to pursue a cash-out refinancing, thus potentially decrease that origination source.  Similarly, the decline in the market value of homes reduces the amount of equity available to be borrowed against in a cash-out refinance, thus potentially decreasing that origination source.  A significant decline in the volume of cash-out refinancings could harm our results of operations, financial condition and business prospects;

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

•
Management has identified several accounting policies as being “critical” as they require us to make subjective or complex judgments about matters that are inherently uncertain.  The estimates and assumptions made by management related to these critical accounting policies are inherently uncertain and may result in different amounts being recorded under different conditions or using different estimates or assumptions.  We cannot provide any assurance that we will not make significant subsequent adjustments to our estimates or assumptions that may result in changes to the amounts recorded and also effect our financial position, and results of operations;

•
The effect that the adoption of new, or amendments to, federal, state or local lending laws and regulations and the application of these laws and regulations may have on our ability, or willingness, to originate loans on a national, state or local level, or to ultimately sell those loans through securitization, or on a whole-loan basis.  In some instances, as a result of such laws and regulations, we may choose or be forced to severely limit, or even cease, our lending activities in a particular area.  The federal government and many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry.  We anticipate that the level of regulatory activity at the federal and state level is likely to increase in the short term, in light of higher defaults and reports of unprecedented numbers of consumers at risk to lose their homes.  Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices.  In addition, federal, state and local laws could impact O/C requirements set by the rating agencies, which could decrease the cash proceeds we may receive from our securitizations;

•
The increasing number of federal, state and local “anti-predatory” lending and consumer protection laws may restrict our ability to originate, or increase our risk of liability with respect to, some types of mortgage loans and could increase our cost of doing business.  In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration for adoption, that are intended to eliminate so-called “predatory” lending practices and provide consumers with additional protections.  These laws, rules and regulations impose restrictions on mortgage loans on which certain points and fees, interest rate, or the annual percentage rate (“APR”) exceed specified amounts.  Some of these restrictions expose lenders to risks of litigation and penalties no matter how carefully a loan is underwritten.  In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, as well as on other secondary market participants such as underwriters and investors, regardless of whether a purchaser or participants knew of or participated in the violation.  The U.S. Federal Reserve Board announced that it would hold hearings to consider new regulations in the subprime mortgage sector, and U.S. Congress has also announced that it is conducting hearings to consider new legislation as well.  Further, other Federal Regulatory agencies have introduced guidance restricting certain products offered by depository institutions that state banking regulators may adopt and require non-depository mortgage lenders to follow as well.  As the result of such laws, rules, regulation, and guidance, we may choose to severely limit, or even cease, our lending activities in particular jurisdictions.  In addition, we may find it difficult, if not impossible, to sell or securitize loans since purchasers and secondary market participants may be reluctant to risk such liability;

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

•
A decline in the quality of servicing and/or a degradation in the financial condition of the entity servicing our mortgage loans could lower the value of our securitized loan portfolio, as well as our ability to sell or securitize loans.  Ocwen Loan Servicing, LLC, a third-party mortgage loan servicer, presently services our loan portfolio.  Poor servicing by Ocwen Loan Servicing, LLC (or its parent, Ocwen Financial Corporation, or subsidiaries, collectively referred to as “Ocwen”) or any other third-party servicer who services the loans we originate could harm the value of securitized mortgage loans and our ability to sell or securitize loans.  Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans and our ability to sell or securitize loans.  Ocwen has been named as a defendant in a number of purported class action and other lawsuits that challenge its servicing practices under applicable federal and state laws.  In addition, on November 29, 2005, a jury in County Court for Galveston County, Texas, returned a verdict of $11.5 million in compensatory and punitive damages and attorneys' fees against Ocwen, in favor of a plaintiff borrower who defaulted on a mortgage loan it serviced.  The plaintiff claimed that Ocwen’s foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law.  On February 9, 2006, the trial court reduced the jury verdict and entered judgment in the amount of approximately $1.8 million.  Ocwen has indicated in its public filings that it believes the judgment was against the weight of evidence and contrary to law and that the attorneys’ fees award, which comprises approximately $1.1 million of the judgment, should be reduced as impermissibly excessive.  Ocwen also has indicated in its public filings that it has appealed the decision and intends to continue to vigorously defend this matter.  Further, according to its public filings, Ocwen maintains high levels of indebtedness.  Ocwen is a non-investment grade company and in 2004 terminated its banking subsidiary's status as a federal savings bank under supervision of the Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation (“FDIC”).  Ocwen is now licensed and regulated primarily at the state and local level.  On September 13, 2006, a complaint was filed in the United States Bankruptcy Court in Delaware against Ocwen and other parties by the Chapter 7 Trustee of American Business Financial Services, Inc. and its subsidiaries (collectively, “ABFS”) alleging various improper activities and conduct that have harmed ABFS.  Claims against Ocwen include damages resulting from improperly servicing mortgage loans included in ABFS-sponsored securitizations and from actions relating to the acquisition of servicing rights from ABFS on those securitizations.  Ocwen believes the claims made by ABFS are without merit and intends to vigorously defend the matter.  If Ocwen’s operations are impaired as a result of litigation, judgments, governmental investigations, its inability to repay its indebtedness when due, or further degradation of its capitalization or credit rating, our profitability and operations may be harmed;

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

•
Our ability to securitize or sell certain of the mortgage loans we originate depends upon the acceptance of those products by various parties in the market, including, among others, underwriters or purchasers of our asset-backed securities, ratings agencies, bond insurers and/or whole-loan purchasers.  Any one of these or other parties can determine that certain of the loan products that we originate (now or in the future) are undesirable or problematic, which can make it more difficult to securitize these loans or sell them at par in the future.  Our inability to securitize or sell certain types of loan products in the future may cause us to (1) retain such loans in our portfolio, which may have an adverse impact on our cash position or generate losses, or (2) sell them at a significant discount, which may generate losses and adversely effect cash flows.  Recent bankruptcies, and regulatory and legal actions affecting the subprime sector may cause our loans to be viewed as less desirable for securitization.  In the recent past, other subprime mortgage lenders have encountered substantial difficulties in completing securitizations of these mortgage loans, and we cannot assure you that we will be able to continue our practice of doing so;

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

•
The risk that using Insured Automated Valuation Models (“Insured AVMs”) in lieu of appraisals could increase our losses.  An AVM may be considered a less accurate measure to value a property than a full appraisal with an interior inspection performed by a licensed appraiser.  We utilized an Insured AVM on approximately 13.9% and 14.1% of the loans we originated during the three and six months ended June 30, 2007, respectively.  If the values received from the AVM are higher than the actual property values, we may incur higher losses.  While we obtain an insurance policy on the AVM value at the time of origination, there can be no assurance that we will recover claims from this policy in the event of a loss;

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

•
A portion of the income we received from our ownership interests in a REMIC securitization is referred to as “excess inclusion.”  In addition, all or a portion of the dividends we receive from our REIT subsidiary may be considered excess inclusion income, resulting from the subsidiary’s ownership of the securitization trusts (that are classified as a taxable mortgage pool).  With limited exceptions, excess inclusion is always subject to tax because it cannot be offset by other deductions or by net operating losses.  If the total amount of excess inclusion income exceeds our regular taxable income, our liquidity would be impacted as our cash payments for federal income taxes would exceed the amount that would otherwise be required;

•
Our inability to comply with REIT qualification tests for our REIT subsidiary on a continuous basis would subject our securitization trusts owned by our REIT subsidiary to federal income tax as a corporation (as a taxable mortgage pool) and not allow it to be filed as part of consolidated income tax return with any other corporation.  The REIT rules require compliance with asset, income, distribution and ownership tests.  The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock.  As of June 30, 2007, members of the Miller family (considered one stockholder under the attribution rule applicable to the ownership of REIT stock) own approximately 33.7% of the common stock (including employee stock options as required by the Code and related rules and regulations).  There can be no assurance that we will be able to comply with these tests or remain compliant.  Failure to remain compliant would result in the imposition of a tax upon our securitization trusts and would reduce cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts.  In addition, it would result in an event of default, unless waived, under our warehouse and certain other credit facilities.  Accordingly, a failure to remain compliant with the REIT qualification tests may reduce our profitability and cash flow and have a material adverse impact on us;

•
Our executive officers (specifically, members of the Miller family) collectively own a large percentage of our shares of common stock and could influence or control matters requiring stockholder approval.  Accordingly, if members of the Miller family were to act in concert, they would have the ability to exercise significant control over us with respect to matters submitted to a stockholder vote, including the approval of fundamental corporate transactions, such as mergers and acquisitions, consolidations and asset sales, and electing all of the members of our Board of Directors.  As long as the Miller family controls such a substantial percentage of our shares, third parties may not be able to gain control of us through purchases of our common stock.  In addition, members of the Miller family hold positions as executive officers of our Company, including Chairman, President and Chief Executive Officer, Executive Vice President (Chief Credit Officer) and Executive Vice President (General Counsel);

•
The investors in our August 2007 financings, an affiliate of Angelo, Gordon & Co. and funds managed by Mohnish Pabrai, beneficially own a significant portion of our outstanding shares (or warrants, which if exercised, would constitute a significant portion of our then-outstanding common stock), and therefore, they could also exercise significant influence as to the matters described above;

•	Compliance with the Sarbanes-Oxley Act of 2002 and proposed and recently enacted changes in securities laws and regulations are likely to increase our operating costs; and

•
Future sales of shares of our common stock, including shares of common stock held by our insiders, may negatively impact the price of our common stock.  In addition, in our August 2007 financing, we will issue convertible notes which are convertible into an additional 2.0 million shares of common stock, and warrants to issue an additional 10 million shares of common stock.  We are obligated to register these shares for resale. The market price of our common stock may decline if a substantial number of shares of our common stock is sold, or the perception that those sales might occur.  We are unable to predict whether significant numbers of shares will be sold in the open market in anticipation of or following a sale by insiders.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Our annual meeting of stockholders was held on May 17, 2007.  At the meeting, Sidney A. Miller, Martin D. Payson and John Adamovich were re-elected as Class II Directors for a term of three years.  Arnold B. Pollard and Richard Blass continue to serve as Class I Directors and Hugh Miller, William Addas and Margaret A. Williams continue to serve as Class III Directors.

•	Votes cast in favor of Mr. Sidney A. Miller’s selection totaled 22,651,259, while 55,627 votes were withheld.

•	Votes cast in favor of Mr. Martin D. Payson’s selection totaled 22,652,300; while 54,586 votes were withheld.

•	Votes cast in favor of Mr. John Adamovich’s selection totaled 22,667,585; while 39,301 votes were withheld.

    The stockholders also voted to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.  Votes cast in favor of this ratification were 22,664,252; while votes cast against were 41,465 and abstentions totaled 1,169.

Item 6.  Exhibits.

Exhibit No.	Filed	Description

31.1	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(a)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(a)	Section 1350 Certification of the Chief Executive Officer
32.2	(a)	Section 1350 Certification of the Chief Financial Officer
____________________

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2007

DELTA FINANCIAL CORPORATION (Registrant)

By:	/s/ Hugh Miller
Hugh Miller President and Chief Executive Officer

By:	/s/ Richard Blass
Richard Blass Executive Vice President and Chief Financial Officer