Form 10-Q
period 2007-09-30
DELTA FINANCIAL CORP
filed 2007-11-08
CIK 1021848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                     (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

Yes [   ]                                No [ x ]

As of November 6, 2007, 23,611,861 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except for share data)

	At September 30, 2007	At December 31, 2006

Assets:
Cash and cash equivalents	$4,207	$5,741

Mortgage loans held for investment, net of discounts and deferred origination fees	7,046,272	6,413,687
Less: Allowance for loan losses	(75,878)	(55,310)
Mortgage loans held for investment, net	6,970,394	6,358,377

Trustee receivable	32,152	73,361
Accrued interest receivable	52,823	41,684
Excess cashflow certificates	--	1,209
Equipment, net	7,212	8,287
Accounts receivable	17,792	4,872
Prepaid and other assets	79,609	49,836
Deferred tax asset	59,339	45,760
Total assets	$7,223,528	$6,589,127

Liabilities and Stockholders’ Equity
Liabilities:
Bank payable	$1,797	$1,557
Warehouse financing	406,675	335,865
Financing on mortgage loans held for investment, net	6,514,154	6,017,947
Other borrowings	68,582	5,970
Accrued interest payable	28,701	25,052
Accounts payable and other liabilities	88,323	53,160
Total liabilities	7,108,232	6,439,551

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 49,000,000 shares; 23,725,661and 23,607,611 shares issued and 23,608,861 and 23,490,811 shares outstanding at September 30, 2007 and December 31, 2006, respectively	235	234
Additional paid-in capital	148,289	141,984
(Accumulated deficit) retained earnings	(26,125)	10,180
Accumulated other comprehensive loss	(5,785)	(1,504)
Treasury stock, at cost (116,800 shares)	(1,318)	(1,318)
Total stockholders’ equity	115,296	149,576
Total liabilities and stockholders’ equity	$7,223,528	$6,589,127

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Interest income	$154,744	$122,313	$444,359	$337,022
Interest expense	117,041	84,734	327,201	228,294
Net interest income	37,703	37,579	117,158	108,728
Provision for loan losses	21,471	6,874	45,392	20,276
Net interest income after provision for loan losses	16,232	30,705	71,766	88,452

Non-interest income:
Net (loss) gain on sale of mortgage loans	(48,343)	9,501	(32,476)	23,601
Other income	23	1,815	2,108	9,447
Total non-interest income	(48,320)	11,316	(30,368)	33,048

Non-interest expense:
Payroll and related costs	14,467	16,505	49,249	50,098
General and administrative	17,908	12,390	46,825	35,974
Loss (gain) on derivative instruments	197	262	210	(161)
Total non-interest expense	32,572	29,157	96,284	85,911

(Loss) income before income tax (benefit) expense	(64,660)	12,864	(54,886)	35,589
Provision for income tax (benefit) expense	(25,024)	4,904	(20,914)	13,802
Net (loss) income	$(39,636)	$7,960	$(33,972)	$21,787

Comprehensive (Loss) Income:
Other comprehensive loss	(4,522)	(7,649)	(4,281)	(2,570)
Comprehensive (loss) income	$(44,158)	$311	$(38,253)	$19,217

Per Share Data:
Basic - weighted average number of shares outstanding	23,347,304	23,213,262	23,324,493	22,214,538
Diluted - weighted average number of shares outstanding	23,347,304	23,978,901	23,324,493	23,021,825

Net (loss) income applicable to common shares	$(39,636)	$7,960	$(33,972)	$21,787

Basic earnings per share – net (loss) income	$(1.70)	$0.34	$(1.46)	$0.98
Diluted earnings per share – net (loss) income	$(1.70)	$0.33	$(1.46)	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2007
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at December 31, 2006	$234	$141,984	$10,180	$(1,504)	$(1,318)	$149,576
Stock options exercised	1	136	--	--	--	137
Excess tax benefit related to share-based compensation	--	121	--	--	--	121
Share-based compensation expense	--	998	--	--	--	998
Cash dividend paid	--	--	(2,333)	--	--	(2,333)
Change in net unrealized losses from derivatives, net of tax	--	--	--	(4,281)	--	(4,281)
Issuance of warrants, net	--	5,050	--	--	--	5,050
Net loss	--	--	(33,972)	--	--	(33,972)
Balance at September 30, 2007	$235	$148,289	$(26,125)	$(5,785)	$(1,318)	$115,296

The accompanying notes are an integral part of these consolidated financial statements.

DELTA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(33,972)	$21,787
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	45,392	20,276
Provision for recourse loans, premium recapture and secondary marketing losses	1,475	1,118
Depreciation and amortization	2,801	2,518
Deferred tax (benefit) expense	(10,881)	6,760
Deferred origination income	(16,852)	(11,836)
Gain on change in fair value of excess cashflow certificates	(1,560)	(9,184)
Loss (gain) on sale of mortgage loans	42,074	(18,543)
Gain on sale of mortgage servicing rights	(491)	(144)
Amortization of deferred debt issuance costs and premiums	(337)	(8,878)
Cash flows received from excess cashflow certificates, net of accretion	1,719	15,016
Proceeds from sale of excess cashflow certificates	1,050	1,500
Proceeds from sale of mortgage servicing rights, net	16,285	19,092
Stock-based compensation expense	998	615
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(11,078)	(11,174)
Decrease (increase) in trustee receivable	41,209	(8,627)
(Increase) decrease in accounts receivable	(12,920)	440
Increase in prepaid and other assets	(36,001)	(13,221)
Increase in accrued interest payable	3,649	8,990
Increase in accounts payable and other liabilities	30,201	12,076
Net cash provided by operating activities	62,761	28,581

Cash flows from investing activities:
Origination of mortgage loans held for investment	(3,402,604)	(2,910,193)
Repayment of mortgage loans held for investment	1,228,315	1,093,207
Proceeds from sale of mortgage loans (securitized)	839,870	--
Proceeds from sale of mortgage loans (whole-loan)	645,026	534,005
Purchase of equipment	(1,726)	(3,851)
Net cash used in investing activities	(691,119)	(1,286,832)

Cash flows from financing activities:
Proceeds from warehouse financing	3,423,364	2,842,118
Repayment of warehouse financing	(3,352,554)	(3,009,664)
Proceeds from financing on mortgage loans held for investment, net	1,783,985	2,545,813
Repayment of financing on mortgage loans held for investment	(1,291,203)	(1,136,936)
Proceeds from equipment financing, net of repayments	118	322
Increase (decrease) in bank payable	240	(231)
Proceeds from residual financing, net	54,225	--
Repayment of residual financing	(2,962)	--
Proceeds from issuance of convertible notes, net	9,800	--
Proceeds from issuance of warrants, net	5,050	--
Cash dividends paid on common stock	(3,497)	(3,236)
Excess tax benefit related to stock-based compensation	121	872
Proceeds from issuance of common stock in secondary offering, net	--	19,329
Proceeds from exercise of stock options	137	298
Net cash provided by financing activities	626,824	1,258,685

Net (decrease) increase in cash and cash equivalents	(1,534)	434

Cash and cash equivalents at beginning of period	5,741	4,673

Cash and cash equivalents at end of period	$4,207	$5,107

	Nine Months Ended September 30,
	2007	2006
Supplemental Information:
Cash paid during the period for:

Interest	$316,555	$219,322
Income taxes	$2,712	$9,975

Non-cash transactions:

Transfer of mortgage loans held for investment to REO, net	$61,753	$21,364
Dividends payable	$--	$1,169

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements

        The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities and stockholders’ equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods.  Actual results could differ from those estimates and assumptions.

        These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that should be expected for the entire year.

(2)   Basis of Consolidation

        The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include our accounts and those of our subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

(3)   Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

        For cash flow reporting purposes, cash and cash equivalents include cash in checking accounts, cash in interest bearing deposit accounts, amounts due from banks, restricted cash and money market investments.  Included in cash and cash equivalents were $3.7 million and $5.1 million of interest-bearing deposits with select financial institutions at September 30, 2007 and December 31, 2006, respectively.

        Additionally, cash and cash equivalents as of September 30, 2007 and December 31, 2006 included restricted cash held for various reserve accounts totaling $98,000 and $604,000, respectively.

        (b) Mortgage Loans, Net

Mortgage loans held for sale - Mortgage loans held for sale represents mortgage loans that have a contractual maturity of up to 30 years that we originate specifically with the intent to sell.  These mortgage loans are secured by residential properties and are recorded at the lower of amortized cost or market value.  We typically hold our mortgage loans held for sale for no more than 30 days before they are sold in the secondary market.  During the period in which the loans are held for sale, we earn the coupon rate of interest paid by the borrower and pay interest to the lenders that provide our warehouse credit facilities, to the extent that we utilize such financing.  We also pay a sub-servicing fee to a third-party servicer during the period in which the loans are held for sale.  Loan origination fees, discount points and certain direct origination costs associated with loans held for sale (as more fully described below) are initially recorded as an adjustment of the cost of the loan.  Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans being sold.

During the three months ended September 30, 2007 we closed a securitization transaction totaling $846.5 million.  The securitization was accounted for as a sale and collateralized by $900.0 million of mortgage loans.  The mortgage loans sold in this transaction were reclassified from mortgage loans held for investment at the lower of their amortized cost or market value on the date we determined that the securitization would be structured as a sale.  For the three and nine months ended September 30, 2007, we recorded interest income related to our mortgage loans held for sale of $2.0 million.  For the three and nine months ended September 30, 2006, we did not record any interest income, as we did not have any mortgage loans held for sale during that period.  We held no mortgage loans classified as held for sale at September 30, 2007 or December 31, 2006.

        Mortgage loans held for investment - Mortgage loans held for investment represents mortgage loans that have a contractual maturity of up to 30 years that are securitized through transactions structured and accounted for as secured financings (mortgage loans held for investment – securitized) or held pending securitization (mortgage loans held for investment – pre-securitization).  Mortgage loans held for investment are primarily secured by residential properties and stated at amortized cost, including the outstanding principal balance, net of the allowance for loan losses, net of discounts and net of deferred origination fees or costs.

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

        Mortgage loan related discounts, deferred fees and costs - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases - an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17,” the net deferred origination fees or costs associated with our mortgage loans held for investment are amortized to interest income on a level-yield basis over the estimated life of the related loans, on a homogeneous pool basis, using the interest method calculation.

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

          Discounts related to mortgage loans held for investment are recorded from the creation of mortgage servicing assets.  The allocated cost basis of mortgage servicing rights (“MSRs”) is recorded as an asset with an offsetting reduction (i.e., discount) in the cost basis of the mortgage loans.  Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125,” the discount is measured using the relative fair values of the mortgage loans and MSRs to allocate the carrying value between the two assets.  The MSRs are generally sold to a third-party servicer.  The resulting discount is accreted to interest income on a level-yield basis over the estimated life of the related loans, on a per securitization basis, using the interest method calculation.

(c) Allowance and Provision for Loan Losses

         In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15,” we established an allowance for loan losses based on our estimate of losses that we expect will arise within the next 18 to 24 months following the analysis date of September 30, 2007.  Provisions for loan losses are made for loans to the extent that we bear probable losses on these loans.  Provision amounts are charged as a current period expense to operations.  We charge-off uncollectible loans at the time we deem they are not probable of being collected.  In order to estimate an appropriate allowance for loan losses on mortgage loans held for investment (both securitized and pre-securitization), we estimate losses using a detailed analysis of historical loan performance by product type, origination year and securitization issuance, which is updated each quarter.  We stratify the mortgage loans held for investment into separately identified loan pools based upon seasoning criteria.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe that pooling of mortgages with similar characteristics is an appropriate methodology by which to calculate or estimate the allowance for loan losses.  The results of that analysis are then applied to the current long-term mortgage portfolio, and an allowance for loan losses estimate is created to take into account both known and inherent losses in the loan portfolio.  Losses incurred are written-off against the allowance for loan losses.

        In analyzing the adequacy of this allowance, there are qualitative factors and estimates that must be taken into consideration when evaluating and measuring potential expected losses on mortgage loans.  These items include, but are not limited to, current performance of the loans, economic indicators that may affect the borrowers’ ability to pay, changes in the market value of the collateral, political factors and the general economic environment.  As these factors and estimates are influenced by factors outside of our control, there is inherent uncertainty in our estimates.  Accordingly, it is reasonably possible that they could change.  In particular, if conditions required us to increase the provision for loan losses, our income for that period would decrease.  Management considers the current allowance for loan losses to be adequate.

        In accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures,” a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement.  Based upon the analysis performed, we identified certain mortgage loans in which the borrowers’ ability to repay the loans in accordance with their contractual terms was impaired.  At September 30, 2007, we have a specific reserve of $306,000 on impaired loans.  As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the impaired mortgage loans.

(d) Trustee Receivable

        Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment – securitized portfolio.  Each month, the third-party loan servicer, on behalf of each securitization trustee, remits all of the scheduled loan payments and unscheduled principal payoffs and curtailments generally received through a mid-month cut-off date.  We record unscheduled principal and interest payments and prepaid principal loan payments received after the cut-off date for the current month as a trustee receivable on our consolidated balance sheets.  The trustee or third-party loan servicer retains these unscheduled principal and interest payments until the following month’s scheduled remittance date, at which time they primarily will be used to pay down financing on mortgage loans held for investment, net.

(e) Excess Cashflow Certificates

        Prior to 2004, we structured our securitization transactions to be accounted for as sales.  In these transactions, the excess cashflow certificates represented one or more of the following assets: (1) residual interest (“BIO”) certificates; (2) P certificates (prepayment penalty fees); (3) payments from our interest rate cap providers; and (4) net interest margin (“NIM”) owner trust certificates.  Our excess cashflow certificates were classified as “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The amount initially recorded for the excess cashflow certificates at the date of a securitization structured as a sale reflected their then allocated estimated fair value.  The amount recorded for the excess cashflow certificates was reduced for cash distributions received, and adjusted for income accretion and subsequent changes in the fair value.  Any changes in fair value were recorded as a component of “other income” in our consolidated statements of operations.  During the three months ended March 31, 2007, we sold all of our remaining excess cashflow certificates, and consequently, we no longer record any interest income or other income related to changes in fair value of the excess cashflow certificates.  For the three months ended September 30, 2006, we recorded $1.7 million of other income due to an increase in the fair value of excess cashflow certificates.  For the nine months ended September 30, 2007 and 2006, we recorded $1.6 million and $9.2 million, respectively, of other income due to an increase in the fair value of excess cashflow certificates.

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

Depreciation and amortization are included in “non-interest expense - general and administrative” in our consolidated statements of operations, and amounted to approximately $923,000 and $892,000 for the three months ended September 30, 2007 and 2006, respectively, and $2.8 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively.  Accumulated depreciation and amortization totaled $18.4 million and $16.0 million at September 30, 2007 and December 31, 2006, respectively.

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

Included in “prepaid and other assets” on our consolidated balance sheets are $62.9 million and $29.6 million of REO properties as of September 30, 2007 and December 31, 2006, respectively.  Included in “general and administrative expenses” on our statements of operations are provisions for the decrease in the fair value of the REO properties of $4.1 million and $240,000 recognized during the three months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007 and 2006, we recorded a provision for the decrease in fair value of REO properties of $8.8 million and $786,000, respectively.  During the nine months ended September 30, 2007 and the year ended December 31, 2006, we sold $20.2 million and $8.8 million, respectively, of REO properties.

(h) Warehouse Financing

Warehouse financing represents the outstanding balance of our borrowings collateralized by mortgage loans held prior to securitization or sale.  Generally, warehouse financing facilities are used as short-term financing and bear interest at a fixed margin over the one-month London Inter-Bank Offered Rate (“LIBOR”).  The outstanding balance of our warehouse financings will fluctuate based on our lending volume, cash flows from operations, whole-loan sales activity, other financing activities and equity transactions.  Any commitment fees paid to obtain the warehouse financing are capitalized and amortized to expense as a component of “non-interest expense – general and administrative” over the term of the warehouse agreement, which is normally a 12-month period.

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

        Any securitization debt issuance costs are deferred and amortized, along with any discounts on the financing, on a level-yield basis over the estimated life of the debt issued.  From time-to-time, we may utilize derivative instruments, such as interest rate swap contracts and corridors (corresponding purchases and sales of interest rate caps with similar notional balances at different strike prices), as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in an effort to maintain a minimum margin or to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (collectively, the hedged risk).  (See – Note 3(o) – “Derivative Instruments” and Note 11 – “Derivative Instruments” for further information regarding hedging securitization financing).

All of our securitizations, including those structured as sales under SFAS No. 140, are structured legally as sales, and we are not legally required to make payments to the holders of the asset-backed securities.  The only recourse of the asset-backed securities holders for repayment is from the underlying mortgages specifically collateralizing the debt.  The assets held by the securitization trusts are not available to our general creditors.  As with past securitizations, we have potential liability to each of the securitization trusts for any breach of the standard representations and warranties that we provided in connection with that securitization.

       Under SFAS No. 140, the securitizations we completed from the first quarter of 2004 through the second quarter of 2007 are accounted for as financings.  The securitization trusts do not meet the qualifying special purpose entity (“QSPE”) criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the option to either contribute a derivative instrument into the trust or purchase up to 1% of the mortgage loans contained in the securitization mortgage pool.Our pre-2004 securitizations and the third quarter of 2007 securitization met the sales criteria of SFAS No. 140, which required the securitizations to be accounted for as a sale of mortgage loans.

(j) Interest Income

Interest income primarily represents the sum of (a) the gross interest, net of servicing fees, we earn on mortgage loans held for investment - securitized; (b) the gross interest we earn on mortgage loans held for investment - pre-securitization; (c) the gross interest we earn on mortgage loans held for sale; (d) securitization accrued bond interest (income received from the securitization trust for fixed-rate asset-backed securities at the time of securitization settlement); (e) excess cashflow certificate income (through the first quarter of 2007); (f) interest earned on bank accounts; (g) prepayment penalty fees; and (h) amortized discounts, deferred costs and fees recognized on a level-yield basis.

Interest on mortgage loans is recognized as revenue when earned according to the contractual terms of the mortgages and when, in the opinion of management, it is deemed collectible.  Mortgage loans are placed on non-accrual status generally when the loan becomes 90 days past due, or earlier when concern exists as to the ultimate collectability of principal or interest (i.e., an impaired loan), in accordance with the contractual terms of the mortgage.  A non-accrual loan will be returned to accrual status when loan payments are no longer three months past due, and the loan is anticipated to be fully collectible.  Cash receipts on non-accrual loans, including impaired loans, are generally applied to principal and interest in accordance with the contractual terms of the loan.

(k) Interest Expense

         Interest expense primarily represents the borrowing costs under (a) our warehouse credit facilities to finance loan originations; (b) securitization debt; (c) residual financing facility; (d) convertible notes; and (e) equipment financing.  Interest expense also reflects the impact of hedge amortization and the amortization of discounts and deferred costs on a level-yield basis.

(l) (Loss) Gain on Sale of Mortgage Loans

Gains and losses on the sale of mortgage loans, on a whole-loan or securitization basis, are recognized at settlement date and are determined by the difference between the selling price (net of selling expenses) and the carrying value of the loans sold.  These transactions are treated as sales in accordance with SFAS No. 140. Any unamortized deferred origination fees or costs at the date of sale are reflected as an adjustment to loss or gain on sale.

        We generally sell whole-loans on a servicing-released basis and as such, the risk of loss or default by the borrower has generally been assumed by the purchaser.  During the quarter ended September 30, 2007, we securitized loans and accounted for the securitization transaction on a sale basis.  Both our whole-loan sales and our securitizations (whether accounted for as a financing or as a sale) are transacted on a non-recourse basis.  However, we are generally required to make certain representations and warranties to these purchasers relating to borrowers’ creditworthiness, loan documentation and collateral.  To the extent that we do not comply with such representations, or there are early payment defaults on whole-loans sold, we may be required to repurchase loans or indemnify these purchasers for any losses from borrower defaults.

During the three and nine months ended September 30, 2007 we securitized $900.0 million of loans (in September 2007), which we accounted for as a sale.  During the three and nine months ended September 30, 2006, we did not securitize any loans which we accounted for as a sale.  During the three months ended September 30, 2007 and 2006, we sold $244.5 million and $196.7 million, respectively, of whole-loans on a non-recourse basis.  During the nine months ended September 30, 2007 and 2006, we sold $627.0 million and $515.5 million, respectively, of whole-loans on a non-recourse basis.

Additionally, when we sell loans on a whole-loan basis, we establish premium recapture and secondary marketing (indemnification) reserves.  We establish a premium recapture reserve for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period (generally a 3 to 12 month period).  We also establish a secondary marketing (indemnification) reserve based upon our estimated exposure to losses arising from loan repurchases, or net settlements, related to representation and warranty claims made by whole-loan sale investors. The premium recapture and secondary marketing (indemnification) reserves are recorded as liabilities on our consolidated balance sheets when the mortgage loans are sold, based on our historical experience, coupled with our analysis of current market conditions.  The provisions recorded for the premium recapture and secondary marketing (indemnification) reserves are recognized at the date of sale and are included in the consolidated statements of operations as a reduction of gain on sale of mortgage loans.  The premium recapture reserve totaled $386,000 and $958,000 at September 30, 2007 and December 31, 2006, respectively.  The secondary marketing (indemnification) reserve totaled $744,000 and $512,000 at September 30, 2007 and December 31, 2006, respectively.

(m) Mortgage Servicing Rights Sales

        We generally sell the MSRs to a third-party as of the securitization date.  Upon the sale of the MSRs, we allocate a portion of the accounting basis of the mortgage loans to the MSRs based upon the relative fair values of the mortgage loans and the MSRs, which results in a discount to the mortgage loans.  That discount is either (a) accreted as an adjustment to yield on the mortgage loans held for investment – securitized over the estimated life of the related loans, on a pool-by-pool basis, using the interest rate method, or (b) becomes a component of the calculated gain or loss on sale of mortgage loans.  For the three months ended September 30, 2006, we received $6.4 million from a third-party servicer for the right to service the mortgage loans collateralizing the securitization that we structured to be accounted for as a secured financing.  Due to the structure of third quarter 2007 securitization, we had no separately identifiable residual interests (i.e., MSRs) and therefore had no sales of MSRs during the three months ended September 30, 2007.  For the nine months ended September 30, 2007 and 2006, we received $16.3 million and $19.1 million, respectively, from a third-party servicer for the right to service the mortgage loans collateralizing our securitizations structured as financings.

(n) Stock-Based Compensation

We have various stock-based compensation plans for employees and outside directors, which are described more fully in Note 5, “Stock-Based Compensation.”  We apply the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective adoption method.  Under that method of adoption, the provisions of SFAS No. 123(R) generally are applied only to share-based awards granted subsequent to adoption.  Additionally, under this method, compensation cost recognized for the three and nine months ended September 30, 2007 and 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, and all options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (“APIC Pool”), we determined the net excess tax benefits that would have qualified as such had we adopted SFAS No. 123 for recognition purposes for all of our stock-based award grants made after December 31, 1994.

(o) Derivative Instruments

Our hedging strategy revolves around two principal activities: (a) the issuance of our prospective securitization financing which is collateralized by the origination of mortgage loans, and (b) the issuance of variable-rate securitization debt (financing).  As a result of these activities, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when the asset-backed securities are issued.  We utilize derivative instruments as hedges to mitigate our interest rate exposure.  After we originate mortgage loans, our strategy is to generally use a series of duration matched interest rate swap contracts (i.e., two, three and five-year contracts) in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (i.e., the asset-backed securities that we expect to issue).  We also use corridors (corresponding purchases and sales of interest rate caps with similar notional balances at different strike prices) and/or amortizing notional balance interest rate swaps that are designed to limit our financing costs on the variable portion of the debt issued in the securitization.  The purpose of the hedge within the securitization is to maintain minimum margins over specific periods of time, with the possibility of allowing us to increase margins during periods in which prevailing interest rates are lower than anticipated.  Both the interest rate swaps (which generally have an expected life of 36 months) and corridors (which have a range of expected lives) are derivative instruments that trade in liquid markets, and we do not use either of them for speculative purposes.

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

       Under cash flow hedge accounting treatment, derivative results are divided into two portions, “effective” and “ineffective.”  The effective portion of the derivative's gain or loss is initially reported as a component of “other comprehensive income or loss” (“OCI”) and subsequently reclassified into earnings when the forecasted interest payments affect earnings or until the sale is consummated.  The ineffective portion of the gain or loss is reported in earnings immediately.

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

•      Forecasted transactions must be made with counterparties other than the reporting entity.

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

Our policy is to report interest and penalties as a component of loss or income before taxes.  Penalties are recorded in “general and administrative expense” and interest paid or received is recorded in “interest expense” or “interest income” in the consolidated statements of operations.  During the three and nine months ended September 30, 2007, we recorded approximately $70,000 and $200,000, respectively, in interest expense related to current audits.  We have accrued interest and penalties totaling approximately $1.7 million at September 30, 2007.  During the nine months ended September 30, 2007, the unrecognized tax benefit remained unchanged, except for the aforementioned accrued interest.

Our federal income tax returns are open and subject to examination from the 2004 tax return year and forward.  Our various state income tax returns are generally open from the 2004 and subsequent tax return years, except for New York State, which is open from the 1999 tax return year forward, based on individual state statute of limitations.

(4)   Recent Accounting Developments

        Fair Value Measurement of Loan Commitments.  On November 5, 2007, the SEC issued staff accounting bulletin ("SAB") No. 109, which provides guidance regarding written loan commitments that are accounted for at fair value through earnings under GAAP.  The SEC had previously issued SAB No. 105, "Application of Accounting Principles to Loan Commitments," which stated that in measuring the fair value of a derivative loan commitment, it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC that, consistent with the guidance in SFAS No. 156, "Accounting for Servicing of Financial Assets," and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  We will apply SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  We are currently evaluating SAB No. 109, and have not yet determined the effect it will have on our consolidated financial statements.

Offsetting of Amounts Related to Certain Contracts.  In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN No. 39.  FSP No. FIN 39-1 also amends FIN No. 39 for certain terminology modifications.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented.  Upon adoption of FSP No. FIN 39-1, we are permitted to change our accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  We are currently evaluating FSP No. FIN 39-1, and have not yet determined the effect the adoption of FSP No. FIN 39-1 will have on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, FASB issued SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be so measured.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for our fiscal year beginning after November 15, 2007.  We are currently assessing the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements, but we do not expect that the adoption during the first quarter of 2008 will have a material impact on our financial condition or results of operations.

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

(5)    Stock-Based Compensation

Stock Options - In accordance with SFAS No. 123(R), our loss before income tax benefit and net loss for the three months ended September 30, 2007 included stock option compensation cost of $91,000 and $56,000, respectively, which had no impact on basic and diluted earnings per share for the three-month period.  Our income before income tax expense and net income for the three months ended September 30, 2006 included stock option compensation cost of $119,000 and $73,000, respectively, which had no impact on basic and diluted earnings per share for the three-month period.  Our loss before income tax benefit and net loss for the nine months ended September 30, 2007 included stock option compensation cost of $301,000 and $185,000, respectively, which had a $0.01 impact on basic and diluted loss per share for the nine month period.  Our income before income tax expense and net income for the nine months ended September 30, 2006 included stock option compensation cost of $373,000 and $228,000, respectively, which had a $0.01 impact on basic and diluted earnings per share for the nine month period.

No stock options were granted during the three or nine months ended September 30, 2007.  When stock options are awarded, the fair value of each option award is estimated on the date of grant using the Black Scholes Merton option pricing model.  Under the Black Scholes Merton option pricing model, the expected term of the options is estimated based on historical option exercise activity and represents the period of time that options granted are expected to be outstanding.  The expected volatility is based on the historical volatility of our common stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The weighted-average assumptions used in the valuations of the grants made during the nine months ended September 30, 2006 are summarized as follows:

For the Nine Months Ended September 30, 2006

Expected dividend yield	2.2%
Expected volatility	53.6%
Risk-free interest rate	4.9%
Expected term	3.7 years
Annual forfeiture rate	7.9%

The average grant date fair value of the stock options granted during the three and nine months ended September 30, 2006 was $3.51 and $3.64, respectively.

The following table summarizes the option activity regarding our stock-benefit plans for the nine months ended September 30, 2007:

(Dollars in thousands, except weighted-average exercise price)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

January 1, 2007 balance	1,781,750	$3.23
Options granted	--	--
Options exercised	49,050	2.80
Options expired	800	1.99
Options forfeited	19,300	7.80
September 30, 2007 balance	1,713,400	$3.20	2.0 years	$4,546
Options fully vested and exercisable	1,470,950	$2.40	1.6 years	$4,546

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.  The total intrinsic value of the stock options exercised during the three months ended September 30, 2007 and 2006 was $55,000 and $259,000, respectively.  The total intrinsic value of the stock options exercised during the nine months ended September 30, 2007 and 2006 was $366,000 and $2.2 million, respectively.  As of September 30, 2007 and 2006, there was $511,000 and $863,000, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options under our stock-benefit plans.  The unrecognized compensation cost at September 30, 2007 is expected to be recognized over a weighted-average period of 1.3 years.

Cash received from option exercises under our stock-benefit plans for the three months ended September 30, 2007 and 2006 was $21,000 and $51,000, respectively.  Cash received from option exercises under our stock-benefit plans for the nine months ended September 30, 2007 and 2006 was $137,000 and $298,000, respectively.  The actual tax benefit for the tax deductions from option exercises totaled $19,000 and $101,000, respectively, for the three months ended September 30, 2007 and 2006.  The actual tax benefit for the tax deductions from option exercises totaled $121,000 and $872,000, respectively, for the nine months ended September 30, 2007 and 2006.  The fair value of the shares that vested during the three months ended September 30, 2007 and 2006, totaled $130,000 and $119,000, respectively.  The fair value of the shares that vested during the nine months ended September 30, 2007 and 2006 totaled $393,000 and $431,000, respectively.

Restricted Stock - Our loss before income tax benefit and net loss for the three months ended September 30, 2007 included a restricted stock award compensation cost (recorded as a component of non-interest expense – payroll and related costs) of $188,000 and $115,000, respectively, which had no impact on basic loss per share and diluted loss per share for the three-month period.  Our income before income tax expense and net income for the three months ended September 30, 2006 included a restricted stock award compensation cost of $80,000 and $48,000, respectively, which had no impact on basic and diluted earnings per share for the quarter.  Our loss before income tax benefit and net loss for the nine months ended September 30, 2007 included restricted stock award compensation cost of $661,000 and $405,000, respectively, which increased by $0.02 our basic and diluted loss per share for the nine-month period.  Our income before income tax expense and net income for the nine months ended September 30, 2006 included restricted stock award compensation cost of $242,000 and $147,000, respectively, which had a $0.01 impact on basic earnings per share and diluted earnings per share for the nine-month period.  The actual tax benefit for the tax deductions from vested restricted stock awards totaled $60,000 for the nine months ended September 30, 2007.  We had no tax benefit for the three months ended September 30, 2007 and the three and nine months ended September 30, 2006, as we had no restricted stock awards vesting during those periods.

The status of our non-vested restricted stock awards as of September 30, 2007, and the changes during the nine months ended September 30, 2007, is set forth in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock awards at January 1, 2007	203,775	$8.05
Granted	77,500	8.72
Vested	18,125	8.53
Forfeited	8,500	8.02
Non-vested restricted stock awards at September 30, 2007	254,650	$8.22

As of September 30, 2007 and 2006, there was $1.2 million and $869,000, respectively, of total unrecognized compensation costs related to non-vested restricted stock awards granted under our stock-benefit plans.  The unrecognized compensation cost at September 30, 2007 is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units– During the three months ended September 30, 2007, we issued 8,600 restricted stock units to our outside directors.  Prior to the July 6, 2007 grant, we had no outstanding restricted stock units.  Our loss before income tax benefit and net loss for the three months ended September 30, 2007 included a restricted stock unit compensation cost (recorded as a component of non-interest expense – general and administrative expenses) of $36,000 and $22,000, respectively, which had no impact on our basic and diluted loss per share for the three-month period.  Our loss before income tax benefit and net loss for the nine months ended September 30, 2007 included a restricted stock unit compensation cost of $36,000 and $22,000, respectively, which had no impact on basic and diluted loss per share for the nine-month period.  We had no tax benefit for the three and nine months ended September 30, 2007, as we did not issue the vested restricted stock to the holders during those periods.

The status of our non-vested and vested restricted stock units as of September 30, 2007, and the changes during the nine months ended September 30, 2007, is set forth in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at January 1, 2007	--	$--
Granted	8,600	11.58
Vested	2,150	11.58
Forfeited	--	--
Non-vested restricted stock units at September 30, 2007	6,450	$11.58
Vested restricted stock units at September 30, 2007 (not issued)	2,150	$11.58

As of September 30, 2007 there was $64,000 of total unrecognized compensation costs related to non-vested restricted stock units granted under our stock-benefit plans.  The unrecognized compensation cost at September 30, 2007 is expected to be recognized over a weighted-average period of 1.0 year.

(6)    Mortgage Loans Held for Investment, Net and Allowance for Loan Losses

Mortgage loans held for investment represents our basis in the mortgage loans that either were delivered to securitization trusts (recorded as mortgage loans held for investment – securitized) or are pending delivery into future securitizations (recorded as mortgage loans held for investment – pre-securitization), net of discounts, deferred origination fees and allowance for loan losses.  Mortgage loans held for investment – securitized had a weighted-average interest rate of 8.31% and 8.19% per annum at September 30, 2007 and December 31, 2006, respectively.  Mortgage loans held for investment – pre-securitization had a weighted-average interest rate of 9.81% and 8.73% per annum at September 30, 2007 and December 31, 2006, respectively.  Included in our mortgage loans held for investment – pre-securitization at September 30, 2007 and December 31, 2006, was approximately $433.9 million and $335.9 million, respectively, of mortgage loans that were pledged as collateral for our warehouse financings at those same respective dates.

The following table presents a summary of mortgage loans held for investment, net at September 30, 2007 and December 31, 2006:

(Dollars in thousands)	At September 30, 2007	At December 31, 2006
Mortgage loans held for investment – securitized (1)	$6,629,892	$6,051,996
Mortgage loans held for investment – pre-securitization (2)	480,514	417,818
Discounts (MSR related)	(43,412)	(36,933)
Net deferred origination fees	(20,722)	(19,194)
Allowance for loan losses	(75,878)	(55,310)
Mortgage loans held for investment, net	$6,970,394	$6,358,377

(1)  Included in the outstanding balance of the mortgage loans held for investment - securitized at September 30, 2007 and December 31, 2006 were $460,000 and $1.1 million, respectively, of impaired loans.

(2)  Included in the outstanding balance of the mortgage loans held for investment - pre-securitized at September 30, 2007 and December 31, 2006 were $433,000 and $1.5 million, respectively, of impaired loans.

For the three months ended September 30, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment – securitized of $128.1 million and $110.2 million, respectively.  For the nine months ended September 30, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment – securitized of $377.6 million and $300.4 million, respectively.  For the three months ended September 30, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment – pre-securitization of $24.3 million and $9.0 million, respectively.  For the nine months ended September 30, 2007 and 2006, we recorded interest income related to our mortgage loans held for investment – pre-securitization of $58.3 million and $26.7 million, respectively.

The following table presents a summary of the activity for the allowance for loan losses on all mortgage loans held for investment for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Beginning balance	$66,864	$46,326	$55,310	$36,832
Provision (1)	21,471	6,874	45,392	20,276
Charge-offs	(12,457)	(2,367)	(24,824)	(6,275)
Ending balance	$75,878	$50,833	$75,878	$50,833

(1)  The provision for loan losses for the three months ended September 30, 2007 and 2006 includes a specific provision of $19,000 and $61,000, respectively, related to probable losses attributable to impaired loans.  The provision for loan losses for the nine months ended September 30, 2007 and 2006 includes a recovery of specific provision of $333,000 and $351,000, respectively, related to probable losses attributable to impaired loans.

The allowance for loan losses at September 30, 2007 and December 31, 2006 contains $306,000 and $1.0 million, respectively, of specific reserves related to impaired loans.  Our recorded investment in impaired loans at September 30, 2007 and December 31, 2006 was $893,000 and $2.5 million, respectively.  Additionally, the average recorded investment in impaired loans for the three months ended September 30, 2007 and 2006 was $2.1 million and $3.2 million, respectively.  The average recorded investment in impaired loans for the nine months ended September 30, 2007 and 2006 was $2.7 million and $3.4 million, respectively.  We recorded $65,000 and $66,000 of interest income, based upon the cash received on the loans classified as impaired during the three months ended September 30, 2007 and 2006, respectively.  We recorded $104,000 and $187,000 of interest income, based upon the cash received on the loans classified as impaired during the nine months ended September 30, 2007 and 2006, respectively.

The mortgage loans held for investment portfolio at September 30, 2007 and December 31, 2006 are seasoned approximately 16.6 months and 12.2 months, respectively, on average.  The significant increase in seasoning is primarily due to the $900.0 million securitization which we accounted for as a sale during the quarter ended September 30, 2007. Seasoning refers to the length of time the loans have been outstanding from their origination date.  Historically, as the loan portfolio ages (becomes more seasoned), the delinquencies generally grow until peaking at some point, generally within the 24th to 60th month, of the loan pool’s life.

The following table presents the delinquency status of our mortgage loan held for investment portfolio (securitized and pre-securitization) at September 30, 2007 and December 31, 2006:

	At September 30, 2007		At December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Delinquency status:
0 - 29 days	$5,903,604	83.0%	$5,792,563	89.5%
30 - 59 days	363,482	5.1	237,059	3.7
60 - 89 days	197,978	2.8	116,332	1.8
90+ days	645,342	9.1	323,860	5.0
Total	$7,110,406	100.0%	$6,469,814	100.0%

As of September 30, 2007, December 31, 2006 and September 30, 2006, we had $645.9 million (including $533,000 of impaired loans that are less than 90 days delinquent but on non-accrual status), $324.1 million (including $937,000 of impaired loans that are less than 90 days delinquent but on non-accrual status) and $255.2 million (including $1.3 million of impaired loans that are less than 90 days delinquent but on non-accrual status), respectively, of mortgage loans held for investment that were 90 days or more delinquent under their payment terms, all of which were on non-accrual status.  If the non-accrual mortgage loans held for investment at September 30, 2007 and 2006 performed in accordance with their contractual loan terms, we would have recognized an additional $10.1 million and $3.6 million of interest income during the three months ended September 30, 2007 and 2006, respectively, and an additional $22.1 million and $7.8 million of interest income during the nine months ended September 30, 2007 and 2006, respectively.  We expect the amounts of non-accrual mortgage loans to change over time depending on a number of factors, such as the growth or decline in the size of our mortgage loans held for investment portfolio, the maturity of the loan portfolio, the number and dollar value of problem loans that are recognized and resolved through collection efforts made by our third-party servicer, and the amount of charge-offs.  Additionally, the performance of our mortgage loans can be affected by external factors, such as economic and employment conditions, or other factors related to the individual borrower.

(7)  Excess Cashflow Certificates

       The following table presents the activity related to our excess cashflow certificates for the nine months ended September 30, 2007 and the year ended December 31, 2006:

(Dollars in thousands)	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006
Balance, beginning of year	$1,209	$7,789
Excess cashflow certificates sold	(1,050)	(1,500)
Accretion	17	452
Cash receipts	(1,736)	(16,198)
Net change in fair value	1,560	10,666
Balance, end of period	$--	$1,209

In accordance with Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” we have regularly analyzed and reviewed our assumptions to determine whether the actual rate of return (interest income) on our excess cashflow certificates was within our expected rate of return.  The expected rate of return was recorded as a component of interest income.  Any return that either was greater than or less than the expected rate of return was reflected as a fair value adjustment and was recorded as a component of “other income” in the consolidated statements of operations.  During the three months ended March 31, 2007, we sold all of our remaining excess cashflow certificates at fair value for $1.1 million, and consequently, no longer record any interest income or other income related to changes in fair value of the excess cashflow certificates.  For the three months ended September 30, 2006, we recorded interest income related to our excess cashflow certificates of $53,000.  For the nine months ended September 30, 2007 and 2006, we recorded interest income related to our excess cashflow certificates of $17,000 and $433,000, respectively.  For the three months ended September 30, 2006, we recorded a fair value gain in other income related to our excess cashflow certificates of $1.7 million.  For the nine months ended September 30, 2007 and 2006, we recorded fair value gain in income related to our excess cashflow certificates of $1.6 million and $9.2 million, respectively.

(8)   Warehouse Financing

        Our warehouse credit facilities are collateralized by specific mortgage loans held for investment – pre-securitization at September 30, 2007 and December 31, 2006, the balances of which are equal to or greater than the outstanding balances under the warehouse credit facility at any point in time.  Mortgage loans held for sale also collateralized our warehouse credit facilities intra-quarter.  The amounts available under these warehouse credit facilities are based on the amount of the collateral pledged.  The amount we have outstanding on our warehouse credit facilities as of the end of any financial period generally is a function of the pace of mortgage loan originations relative to the timing of our securitizations and whole-loan sales.

Additionally, the amounts we are able to borrow under our warehouse credit facilities are dependent upon the valuations placed on the collateral by the warehouse providers.  The collateral is subject to re-valuation at any time.  Any downward re-valuations of the collateral may result in a margin call, which will subject us to either making a cash payment or delivering additional collateral to the warehouse provider, and result in the reduction of our available liquidity and can harm our results of operation and financial condition.

The following table summarizes information regarding warehouse credit facilities at September 30, 2007 and December 31, 2006:

(Dollars in thousands)			Balance Outstanding
Warehouse Credit Facility	Facility Amount (1)	Interest Rate	At September 30, 2007	At December 31, 2006	Expiration Date
Deutsche Bank (2)	$500,000	Margin over LIBOR	$158,584	$--	October 2007
RBS Greenwich Capital (3)	500,000	Margin over LIBOR	133,418	24,570	November 2007
JPMorgan Chase	500,000	Margin over LIBOR	114,673	--	May 2008
Citigroup	500,000	Margin over LIBOR	--	234,578	May 2008
Bank of America (4)	--	Margin over LIBOR	--	76,717	N/A
Total	$2,000,000		$406,675	$335,865

       (1)  The warehouse facility amount shown is as of September 30, 2007, and was $1.75 billion as of December 31, 2006.  The committed portion of the warehouse facility amount totaled approximately $1.25 billion and $1.0 billion at September 30, 2007 and December 31, 2006, respectively.

(2)	The Deutsche Bank warehouse credit facility was extended to December 2007 in October 2007.

(3)	The RBS Greenwich Capital warehouse credit facility was extended to December 2007 in October 2007.

(4)	The Bank of America warehouse credit facility was not renewed upon its expiration in September 2007.

Our warehouse financing costs are determined based upon a margin over the one-month LIBOR rate, which is the benchmark index used to determine our cost of borrowed funds.  The benchmark index increased 8 basis points to an average of 5.43% for the three months ended September 30, 2007, compared to an average of 5.35% for the three months ended September 30, 2006.  The benchmark index increased 34 basis points to an average of 5.36% for the nine months ended September 30, 2007, compared to an average of 5.02% for the nine months ended September 30, 2006.  Partially offsetting the increase in the benchmark rate during the three and nine month periods was a decrease in the average margin over the benchmark index charged by our warehouse lenders during the same periods.  For the three months ended September 30, 2007 and 2006, we recorded interest expense related to our warehouse financing of $15.3 million and $7.6 million, respectively.  For the nine months ended September 30, 2007 and 2006, we recorded interest expense related to our warehouse financing of $41.0 million and $23.0 million, respectively.

(9)   Financing on Mortgage Loans Held for Investment, Net

        For our securitizations, which were structured and accounted for as financings, the securitization trust or special purpose entity (“SPE”) holds mortgage loans, referred to as “securitization loans,” and issues debt represented by securitization asset-backed securities.  The securitization loans are recorded as an asset on our consolidated balance sheets under “mortgage loans held for investment, net” and the corresponding securitization debt is recorded as a liability under “financing on mortgage loans held for investment, net.”  Under securitizations structured as financings, we record interest income from the mortgage loans held for investment - securitized and interest expense from the asset-backed securities issued (financing on mortgage loans held for investment, net) in connection with each securitization over the life of the securitization.  Deferred securitization debt issuance costs are amortized on a level-yield basis over the estimated life of the asset-backed securities.  Any discounts on the financing are amortized on a level-yield basis over the estimated life of the debt issued using the interest method.

        At September 30, 2007 and December 31, 2006, the outstanding financing on mortgage loans held for investment, net consisted of $6.5 billion and $6.0 billion, respectively.  The weighted-average interest rate of our financing on mortgage loans held for investment, net increased 15 basis points to 5.75% at September 30, 2007 from 5.60% at December 31, 2006.

The following table summarizes the expected maturities on our secured financings at September 30, 2007:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Financing on mortgage loans held for investment, net (1)	$6,514,154	$2,153,017	$2,380,857	$1,005,556	$974,724

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

For the three months ended September 30, 2007 and 2006, we recorded interest expense related to our securitization debt of $99.6 million and $77.1 million, respectively.  For the nine months ended September 30, 2007 and 2006, we recorded interest expense related to our securitization debt of $283.8 million and $204.7 million, respectively.  Included in financing on mortgage loans held for investment, net at September 30, 2007 and December 31, 2006, are $12.7 million and $6.3 million, respectively, of unamortized discounts.

(10)  Other Borrowings

Other borrowings are comprised of (1) a residual financing facility, (2) convertible notes, and (3) capital leases and other arrangements related to our equipment financing.  On August 13, 2007, we, together with certain of our subsidiaries, entered into agreements providing for an aggregate of $70.0 million in liquidity, consisting of a $60.0 million residual financing facility and the issuance of $10.0 million in convertible notes.  The closing of these transactions took place on August 14, 2007.

The following table summarizes certain information regarding other borrowings at September 30, 2007 and December 31, 2006:

(Dollars in thousands)	Range of Interest Rates (1)	Balance at September 30, 2007	Balance at December 31, 2006	Range of Expiration Dates (1)

Residual financing facility, net (2)	600 basis points over one-month LIBOR	$52,494	$--	August 2008
Convertible notes (3)	6.00%	10,000	--	August 2008
Equipment financing (4)	7.05% to 8.95%	6,088	5,970	January 2008 to September 2010
Total		$68,582	$5,970

(1)      The range of interest rates and expiration dates are as of September 30, 2007.

(2)  The balance at September 30, 2007 is net of $4.5 million related to deferred warrant costs associated with the residual financing facility.

(3)  The convertible notes were converted into 2.0 million shares of our common stock on October 4, 2007.

(4)    At December 31, 2006, the outstanding equipment financing had a range of interest rates of 6.26% to 8.95% and a range of expiration of January 2007 to November 2009.

For the three months ended September 30, 2007 and 2006, we recorded interest expense related to our other borrowings of $2.0 million and $107,000, respectively.  For the nine months ended September 30, 2007 and 2006, we recorded interest expense related to our other borrowings of $2.3 million and $317,000, respectively.

Residual financing facility– In August 2007, we entered into a $60.0 million residual financing facility with an affiliate of Angelo, Gordon & Co., L.P., (“Angelo Gordon”) an alternative asset management firm, which is collateralized by all of our existing securitization Class P, Class BIO and owner trust certificates (the “residual certificates”), which entitle the holder to receive the excess cash flows, if any, remaining in each payment period under the applicable securitization, after payments have been made in respect of the asset-backed notes and certificates, the contractual servicing fee and other fees, costs and expenses of administering the securitization trust.  Holders of the certain classes of residual certificates are also entitled to receive any prepayment penalties that are paid under the applicable securitization.  Under the terms of the residual financing facility, the cash flows from the residual certificates will be applied to pay down the principal of the residual financing facility.  The residual financing facility bears interest at the rate of 600 basis points over one-month LIBOR, and matures in 12 months (August 2008), if not sooner repaid.

In connection with the residual financing facility, we issued to affiliates of Angelo Gordon (the “Angelo Gordon Entities”) warrants to purchase, in the aggregate, up to 10.0 million shares of our common stock.  The initial exercise price of the warrants is $5.00 per share, and the exercise price is subject to adjustment.  In connection with the issuance of the warrants, the Angelo Gordon Entities were granted certain rights as investors.  The warrants expire in February 2009.  (See Note 15 – “Subsequent Events”).  In accordance with Emerging Issues Task Force ("EITF") Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," we measured the warrants based upon their fair value at the date of issuance, or $5.1 million.  We classified the warrants as a capital contribution (additional paid-in capital) and as a corresponding discount on the associated debt on the date of issuance.

Convertible notes– In August 2007, we issued $10.0 million of convertible notes to entities managed by Mr. Mohnish Pabrai (“PIF Investors”).  The notes are mandatorily convertible into an aggregate of 2.0 million shares of our common stock, at a conversion price of $5.00 per share, upon approval of our stockholders.  The convertible notes mature in August 2008, if not converted or redeemed earlier, and bear interest at the rate of 6.0% per annum for the first 90 days, and thereafter at the rate of 12.0% per annum, until converted or redeemed.  The convertible notes converted into shares of our common stock in October 2007.  (See Note 15 – “Subsequent Events”).

Equipment financing– We generally enter into equipment financing arrangements on a quarterly basis in order to fund our equipment needs.  These borrowings consist of capital leases and other arrangements that are collateralized by pools of equipment (i.e., computer equipment and furniture and fixtures).  The arrangements are made at market rates on the date entered into and generally mature in two to three years from date of origination.

(11) Derivative Instruments

        We account for our derivative financial instruments, such as corridors and interest rate swaps (including amortizing notional balance interest rate swaps), as cash flow hedges.  We utilize both corridors and amortizing notional balance interest rate swaps to hedge interest payments on securitization variable-rate debt, while we utilize interest rate swaps to hedge uncertain cash flows associated with future securitization financing.  At September 30, 2007 and December 31, 2006, the fair value of our corridors totaled $359,000 and $2.5 million, respectively, and the fair value of our interest rate swaps (including amortizing notional balance interest rate swaps) totaled a loss of $1.8 million and gains of $942,000, respectively.  The fair value of our corridors and interest rate swaps are recorded as a component of “prepaid and other assets” or “accounts payable and other liabilities.”

As of September 30, 2007, the effective portion of the changes in fair value of the corridors, interest rate swaps and any losses on terminated swaps are recorded as components of accumulated OCI and totaled, net of tax, losses of $566,000, losses of $2.9 million and losses of $2.4 million, respectively.  As of December 31, 2006, the effective portion of the changes in fair value of the corridors and interest rate swaps and any losses on terminated swaps are recorded as components of accumulated OCI, and totaled, net of tax, losses of $155,000, gains of $575,000 and losses of $1.9 million, respectively.  Accumulated OCI or loss relating to cash flow hedging is reclassified to earnings as a yield adjustment to interest expense as the interest payments affect earnings.  Hedge ineffectiveness associated with hedges resulted in a loss of $154,000 and a loss of $99,000 for the three months ended September 30, 2007 and 2006, respectively.  Hedge ineffectiveness associated with hedges resulted in a loss of $252,000 and a gain of $40,000 for the nine months ended September 30, 2007 and 2006, respectively.

If a hedge fails the assessment of hedge effectiveness test (the ratio of the outstanding balance of the hedged item (debt) to the notional amount of the hedge exceeds 125% or falls below 80%, since the notional amount varies) at any time, and therefore is not expected to be “highly effective” at achieving offsetting changes in cash flows, the hedge ceases to qualify for hedge accounting.  At September 30, 2007 and December 31, 2006, we classified $179,000 and $227,000, respectively, of derivative instruments (specifically corridors) as trading securities in prepaid and other assets as these instruments were no longer deemed “highly effective.”  During the three months ended September 30, 2007 and 2006, a loss of $43,000 and a loss of $163,000, respectively, was recorded to earnings on the changes in fair value of the hedges (specifically corridors) held as trading securities.  During the nine months ended September 30, 2007 and 2006, a gain of $42,000 and a gain of $121,000, respectively, was recorded to earnings on the changes in fair value of the hedges (specifically corridors) held as trading securities.

        The following table summarizes the notional amount, expected maturities and weighted-average strike price or rate for the corridors (caps bought and caps sold) and amortizing notional balance interest rate swaps that we held as of September 30, 2007:

(Dollars in thousands)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$430,636	$270,984	$39,803	$30,157	$23,245	$66,447
Weighted-average strike rate	7.39%	7.31%	7.46%	7.46%	7.43%	7.42%

Caps sold - notional	$430,636	$270,984	$39,803	$30,157	$23,245	$66,447
Weighted-average strike rate	9.30%	9.33%	9.27%	9.27%	9.29%	9.32%

Amortizing notional balance interest rate swaps:
Notional	$276,785	$146,368	$97,649	$32,768	$--	$--
Weighted-average rate	5.10%	5.11%	5.08%	5.00%	--	--

The notional amount of the corridors totaled $954.1 million at December 31, 2006.  The notional amount of the amortizing notional balance interest rate swaps totaled $274.7 million at December 31, 2006.

The original stated maturities of our corridors on the date of purchase ranged from a low of 1.3 years to a maximum of 8.3 years.  The original stated maturities of our amortizing interest rate swaps on the date of purchase ranged from a low of 3.0 years to a maximum of 3.1 years.  The maturities of our corridors as of September 30, 2007 ranged from October 2007 to July 2012 and had weighted average strike prices of 6.94% to 8.20% for the caps bought and 9.15% to 9.47% for caps sold.  The maturities of our notional balance interest rate swaps as of September 30, 2007 ranged from October 2007 to June 2010 and had a weighted average rate of 4.96% to 5.12%.

(12) Accumulated Other Comprehensive Loss

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the components of OCI for the three and nine months ended September 30, 2007 and 2006 are as follows:

(Dollars in thousands)	Before Tax Amount	Tax Benefit (Expense)	After Tax Amount
For the three months ended September 30, 2007:
Net unrealized holding losses on derivatives arising during the period	$(7,351)	$2,849	$(4,502)
Reclassification adjustment for losses on derivatives included in net (loss) income	(32)	12	(20)
Other comprehensive (loss) income	$(7,383)	$2,861	$(4,522)

For the three months ended September 30, 2006:
Net unrealized holding losses on derivatives arising during the period	$(9,768)	$3,809	$(5,959)
Reclassification adjustment for loss on derivatives included in net income	(2,771)	1,081	(1,690)
Other comprehensive (loss) income	$(12,539)	$4,890	$(7,649)

For the nine months ended September 30, 2007:
Net unrealized holding losses on derivatives arising during the period	$(6,818)	$2,636	$(4,182)
Reclassification adjustment for loss on derivatives included in net (loss) income	(162)	63	(99)
Other comprehensive (loss) income	$(6,980)	$2,699	$(4,281)

For the nine months ended September 30, 2006:
Net unrealized holding gains on derivatives arising during the period	$2,903	$(1,132)	$1,771
Reclassification adjustment for loss on derivatives included in net income	(7,116)	2,775	(4,341)
Other comprehensive (loss) income	$(4,213)	$1,643	$(2,570)

(13)  Earnings Per Share

EPS is computed in accordance with SFAS No. 128, “Earnings Per Share.”  Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding during each period presented.  The computation of diluted EPS gives effect to stock options (except for those stock options with an exercise price greater than the average market price of our common stock during the period) and other share-based awards, warrants and convertible debt outstanding during the applicable periods.  The following is a reconciliation of the denominators used in the computations of basic and diluted EPS.  The numerator for calculating both basic and diluted EPS is net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2007	2006	2007	2006
Net (loss) income, as reported	$(39,636)	$7,960	$(33,972)	$21,787
Less preferred stock dividends	--	--	--	--
Net (loss) income available to common stockholders	$(39,636)	$7,960	$(33,972)	$21,787

Basic - weighted-average shares	23,347,304	23,213,262	23,324,493	22,214,538
Basic EPS	$(1.70)	$0.34	$(1.46)	$0.98

Basic - weighted-average shares	23,347,304	23,213,262	23,324,493	22,214,538
Incremental shares-options (1) (2)	--	765,639	--	807,287
Diluted - weighted-average shares	23,347,304	23,978,901	23,324,493	23,021,825
Diluted EPS (1) (2)	$(1.70)	$0.33	$(1.46)	$0.95

(1)    For the three and nine months ended September 30, 2007, the weighted average of approximately 1.3 million and 1.7 million, respectively, in-the-money employee stock options and approximately 263,000 and 237,000, respectively, restricted stock awards/units, approximately 1.7 million and 827,000, respectively, of warrants and 1.0 million and 352,000, respectively, of convertible note related shares are excluded from the calculation of diluted EPS as they are anti-dilutive due to the loss reported for the period.  Also excluded was 371,000 and 50,000 of out-of-the-money employee stock options, which have been excluded since their effect is anti-dilutive, for the three and nine months ended September 30, 2007, respectively.

(2)    For each of the three and nine months ended September 30, 2006, approximately 1.8 million in-the-money employee stock options and approximately 155,000 restricted stock awards are included in the calculation of diluted EPS, while approximately 25,000 of out-of-the-money employee stock options have been excluded since their effect is anti-dilutive.

(14)  Restructuring Charge

On August 22, 2007, we eliminated 313 employees, resulting in an approximate 20.1% reduction in our nationwide workforce at that date.  The majority of the reductions related to the closing of our wholesale origination offices located in Florida, Texas, and California, and the elimination of certain employee positions involved in the originations process.  The positions and offices were eliminated in response to an unanticipated decrease in our origination volume driven by the market conditions that existed during July and August of 2007.

We incurred a pre-tax charge of $1.4 million during the three months ended September 30, 2007 as a result of the workforce reductions and office closing related expenses.  The following reconciles the activity of the types of costs associated with the staff reduction and office closings:

(Dollars in thousands)	Termination Date Amount Incurred	Paid or Settled	Adjustments	Balance at September 30, 2007

Severance benefits	$775	$775	$--	$--
Lease terminations	572	37	--	535
Leasehold improvements and furniture and fixtures	80	55	--	25
Total	$1,427	$867	$--	$560

Included in payroll and related costs during the three and nine months ended September 30, 2007 was $775,000 of the severance benefits related to the August 2007 staff reduction.  Additionally, included in general and administrative expense during the three and nine months ended September 30, 2007 was $652,000 of office closing expenses related to the August 2007 office closings.

(15) Subsequent Events

       On November 8, 2007, we announced that, in response to the continued disruption in the credit markets, we reduced our staff by approximately 470 employees and closed 4 origination offices.  We estimate that we will incur a pre-tax charge of approximately $7.5 million, of which $1.4 million will be paid immediately in severance, during the fourth quarter of 2007 as a result of the workforce reductions and office closing related expenses.

On October 4, 2007, we held a special meeting of our stockholders to approve the issuance of shares of our common stock that are issuable upon exercise or conversion of securities that we issued in August 2007. The stockholders approved both of the following proposals presented: (1) the issuance of 5.4 million shares of our common stock that are issuable upon the exercise of warrants held by affiliates of Angelo Gordon (in addition to the 4.6 million warrant shares that were not subject to stockholder approval), and (2) the issuance of an aggregate of 2.0 million shares of our common stock that were issuable upon the conversion of the convertible notes held by the PIF Investors.  As a result of the vote, and in accordance with the terms of the convertible notes, the $10.0 million of convertible notes were automatically converted into 2.0 million shares of our common stock on October 4, 2007, upon receipt of the stockholder approval.

       In October 2007, we extended our warehouse credit facilities with both Deutsche Bank and RBS Greenwich Capital to December 2007.  The material terms and conditions of both facilities remained consistent with the terms and conditions of the previous facilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

       This Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, and please see “Part II – Item 1A.. - Risk Factors,” including the information with respect to forward-looking statements that appear in this Report.  As discussed in Part II-Item 1A. of this Quarterly Report, there have been substantial operating difficulties for us and for companies in our sector during the three and nine months ended September 30, 2007 and in the weeks preceding the filing of this Quarterly Report.  Accordingly, our past performance described in this section should not be construed to be indicative of our future performance.

General

       We are a national specialty consumer finance company that originates, securitizes and sells non-conforming mortgage loans.  Our loans are primarily fixed rate and secured by first mortgages on one- to four-family residential properties.  Throughout our 25-year operating history, we have focused on lending to individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, including those entities that make loans in compliance with the conforming lending guidelines of Fannie Mae and Freddie Mac.  We make mortgage loans to these borrowers for purposes such as debt consolidation, refinancing, education and home improvements.  We provide our customers with a variety of loan products designed to meet their needs, using a risk-based pricing strategy to develop products for different risk categories.  Historically, the majority of our loan production has had amortization schedules ranging from five years to 30 years.

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

       Following this initial holding period, we either securitize our loans or sell them on a whole-loan basis, using the net proceeds from these transactions to repay our warehouse credit facilities and for working capital.  Beginning in the first quarter of 2004 and through the second quarter of 2007, we structured each of our securitizations to be accounted for as on-balance sheet financings, in which we record interest income on the outstanding portfolio of loans in each securitization trust and interest expense from the asset-backed securities issued by each securitization trust over time.  During the third quarter of 2007 and for the periods prior to 2004, we structured our securitizations to be accounted for as sales, which required us to record cash and non-cash revenues as loss/gain-on-sale at the time the securitizations were completed.  Additionally, when we sell loans on a whole-loan basis, we record the net proceeds received upon sale as revenue, net of any deferred fees, and premium recapture or secondary marketing (indemnification) reserves.  (See “- Origination of Mortgage Loans - Securitizations and Whole-Loan Sales”).

Origination of Mortgage Loans

       All of the mortgage loans we originate are originated using our underwriting guidelines.  The majority of the loans we originate represent loans that we intend to place into our on-balance sheet securitizations.  These loans are originated with the intent to hold the mortgage loans to maturity in our securitizations trusts.  We typically sell a small percentage of these mortgage loans on a whole-loan basis each quarter, depending upon the potential economic benefit from the sale of the loans.  The sale of these mortgage loans does not reflect on our intention when the mortgage loans are originated, but rather reflects the fact that we regularly review (generally on a monthly basis) our mortgage loans held for investment – pre-securitization portfolio to determine which mortgage loans we prefer to sell on a whole-loan basis, rather than securitize.  Beginning in the fourth quarter of 2007, we recommenced originating Federal Housing Authority (“FHA”) loans (we have not originated FHA loans in more than 10 years).  Because these loans represent loans that we originate with the intent to sell in the secondary market on a whole-loan sales basis, they will be classified as “held for sale” loans.

       We originate mortgage loans through two distribution channels, wholesale and retail.  In the wholesale channel, we receive loan applications from independent third-party mortgage brokers, who submit applications on a borrower’s behalf.  In the retail channel, we receive loan applications directly from borrowers.  We process and underwrite the submission and, if the loan conforms to our underwriting criteria, approve the loan and lend the money to the borrower.  We underwrite loan packages for approval through our Woodbury, New York headquarters, our Cincinnati, Ohio underwriting hub, and our regional office in Phoenix, Arizona.  We also purchase closed loans on a limited basis from other lenders.

       For the three and nine months ended September 30, 2007 and 2006, we originated the following loans by origination channel and by loan type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Originations by channel:
Wholesale	$412,291	$505,728	$1,802,295	$1,539,113
Retail	396,704	489,204	1,600,309	1,371,155
Total originations	$808,995	$994,932	$3,402,604	$2,910,268

Loan type:
Fixed rate	98.4%	87.0%	95.8%	85.4%
Adjustable-rate	1.6	13.0	4.2	14.6
Total	100.0%	100.0%	100.0%	100.0%

For the three months ended September 30, 2007, we originated $809.0 million of loans, a decrease of 18.7% over the $994.9 million of loans originated during the three months ended September 30, 2006.  Loan originations for the three months ended September 30, 2007 were comprised of approximately $412.3 million of wholesale loans, representing 51.0% of total loan production, and $396.7 million of retail loans, representing 49.0% of total loan production.  This compares to originations for the three months ended September 30, 2006 of $505.7 million of wholesale loans, representing 50.8% of total loan production, and $489.2 million of retail loans, representing 49.2% of total loan production.

For the nine months ended September 30, 2007, we originated $3.4 billion of loans, an increase of 16.9% over the $2.9 billion of loans originated during the nine months ended September 30, 2006.  Loan originations for the nine months ended September 30, 2007 were comprised of approximately $1.8 billion of wholesale loans, representing 53.0% of total loan production, and $1.6 billion of retail loans, representing 47.0% of total loan production.  This compares to originations for the nine months ended September 30, 2006 of $1.5 billion of wholesale loans, representing 52.9% of total loan production, and $1.4 billion of retail loans, representing 47.1% of total loan production.

During the three months ended September 30, 2007 we continued to refine our underwriting criteria.  We raised the minimum required credit scores on some loans, lowered the maximum loan-to-value (“LTV”) ratios on other loans and eliminated certain product offerings, among other changes.  During the three months ended September 30, 2007, we ceased originating adjustable-rate loans, such as “3/27” loans (loans that have a fixed rate of interest for the first three years, and then adjusts thereafter for the remaining 27 years of the term) based upon changes in market conditions and because we did not believe that they provided sufficient financial benefit to our prospective borrowers, especially when compared to our fixed rate products.  Collectively, adjustable-rate loans represented only 1.6% and 4.2% of our total originations for the three and nine months ended September 30, 2007, respectively.  Additionally, we commenced the origination of Section 203(b) FHA loans during October 2007.  Section 203(b) FHA loans are fixed rate mortgages with maturities of 15 or 30 years, and are insured by the U.S. Department of Housing and Urban Development (“HUD”).

Securitizations and Whole-Loan Sales. As a fundamental part of our present business and financing strategy, we securitize the majority of the mortgage loans we originate.  We generally structure our securitization transactions as a financing, but may from time-to-time structure a securitization as a “gain on sale” transaction, as we did in the third quarter of 2007.  Additionally, we also sell a portion of our loans (all of the mortgage loans held for sale and a portion of the mortgage loans held for investment – pre-securitized) on a whole-loan basis.  We select the outlet (securitization or whole-loan sale) depending on market conditions, relative profitability and cash flows.  For example, if all of the mortgage loans we originated in a quarter were placed in the pool being securitized at the end of that quarter, the pool would not have the optimal average loan life, mix of interest rate terms, mix of and overall LTV ratio, mix of credit quality, or geographic mix to maximize profitability and cash flow for the securitization.  Mortgage loans being held as mortgage loans held for investment – pre-securitized that are determined to be left out of the pool of mortgage loans collateralizing a securitization are typically sold shortly thereafter.  Additionally, in the fourth quarter of 2007, we began to originate FHA loans with the intent to sell them on a whole-loan basis.

During the three months ended September 30, 2007 and 2006, whole-loan sales comprised approximately 21.4% and 19.3%, respectively, of the total amount of our combined securitizations and whole-loan sale transactions.  During the nine months ended September 30, 2007 and 2006, whole-loan sales comprised approximately 18.8% and 17.0%, respectively, of the total amount of our combined securitizations and whole-loan sale transactions.

The following table sets forth certain information regarding loans sold through our securitizations and on a whole-loan basis during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Loan securitizations – structured as a sale	$899,999	$--	$899,999	$--
Loan securitizations – structured as a financing	--	824,999	1,799,998	2,524,977
Whole-loan sales	244,510	196,744	626,971	515,462
Total securitizations and whole-loan sales	$1,144,509	$1,021,743	$3,326,968	$3,040,439

We apply the net proceeds from securitizations and whole-loan sales to pay down our warehouse credit facilities in order to make capacity available under these facilities to fund additional mortgage loans and utilize any remaining funds for working capital.

Securitizations. Securitizations, whether structured as a sale or secured financing, effectively provide us with a source of long-term financing.  In a securitization, we pool together loans, typically each quarter, and convey these loans to a newly formed securitization trust.  For securitizations structured as a sale, the securitization trust is formed as a qualified special purpose entity (“QSPE”), which is not consolidated in our financial statements for financial reporting purposes.  For securitizations structured as a financing, the securitization trust is formed as a special purpose entity (“SPE”), which is consolidated for financial reporting purposes.  These trusts are established for the limited purpose of receiving and holding our mortgage loans and issuing asset-backed securities, and are bankruptcy remote – meaning that purchasers of asset-backed securities may rely only on the cash flows generated from the assets held by the securitization trust for payment, and may not rely upon us for payment; likewise, the assets held by the securitization trust are not available to our general creditors, although when we utilized securitizations structured as a financing we record the securitized loans and the securitization financing on our consolidated financial statements.  We carry no contractual obligation related to these trusts or the loans sold to the trusts, nor do we have any direct or contingent liability related to the trusts, except for the standard representations and warranties typically made as part of a sale of loans on a non-recourse basis.  Furthermore, we provide no guarantees to investors with respect to the cash flow or performance of these trusts.

Each of our securitizations contains an overcollateralization (“O/C”) provision, which is a credit enhancement determined and required by the rating agencies and/or the bond insurer insuring the securities.  The required O/C can increase or decrease throughout the term of the securities depending upon subordination levels, delinquency and/or loss tests, and is subject to minimum and maximum levels. The O/C provision is designed to provide additional credit support for the securities sold from credit losses, which may arise principally from defaults on the underlying mortgage loans.  O/C occurs when the amount of collateral (i.e., mortgage loans) owned by a securitization trust exceeds the aggregate amount of asset-backed securities (senior note portion only).

The securitizations we completed during the nine months ended September 30, 2007 required an O/C ranging from 3.6% to 6.0% of the initial mortgage loans sold to the securitization trust.  During the year ended December 31, 2006, our securitizations required a range of O/C from 2.7% to 3.1% of the initial mortgage loans sold to the securitization trust.  The level of O/C required for our securitizations is driven by the ratings placed on our asset-backed securities by the rating agencies, which are Standard & Poor's Ratings Services (“S&P”), Moody's Investors Service, Inc (“Moody’s”), Fitch Ratings, Inc. (“Fitch”) and/or Dominion Bond Rating Service, Inc. (“DBRS”).  During the three months ended September 30, 2007, several of the rating agencies announced substantial changes to their ratings criterion and methodologies which, among other things, raised the level of O/C required on our third quarter 2007 securitization transaction to a level above the levels we experienced during the first six months of 2007 (which ranged from 3.6% to 3.7%).  We anticipate that the level of O/C required on our future securitizations will also be directly affected by the market conditions present at the time of securitization, among other things, which we currently expect to continue to substantially exceed the levels we experienced during the first six months of 2007.

For securitizations structured to be accounted for as secured financings, no up front gain (or loss) is recorded; rather, the mortgage loans that collateralizes the financings are recorded on our balance sheet as mortgage loans held for investment - securitized, together with the related financing on the mortgage loans held for investment.  For securitizations structured as sales, we record an upfront loss or gain at the time of securitization, which is recorded in our statements of operations as a component of net loss or gain on sale of mortgage loans.

We regularly issue net interest margin (“NIM”) securities (either NIM notes or Class N Notes) simultaneously with the underlying securitization.  In a NIM transaction, the right to receive the excess cash flows generated by the pool of loans collateralizing the securitization structured as a financing, or from the excess cashflow certificates or residual securitization certificates in transactions structured as sales, is transferred to a NIM investor, in exchange for an up front cash payment to us.

The NIM note(s) or Class N Notes entitle the holder to be paid a specified interest rate, and further provides for, (1) in the case of the Class N Notes, all remaining cash flows generated by the trust after payment of senior payment priorities and expenses, or (2) in the case of the NIM notes, the cash flows generated by the excess cashflow certificates or residual securitization certificates, to be used to pay all principal and interest on the NIM note(s) or the Class N Notes until paid in full, which typically occurs approximately 15 to 24 months from the date the NIM note(s) or the Class N Notes are issued.  We ultimately will hold the excess cashflow, residual securitization or owner trust certificates after the holder(s) of the NIM note(s) or the Class N Notes has been paid in full, or may sell the certificates either at the time of securitization or when economically beneficial to do so.

NIM transactions generally enable us to generate upfront cash flow when the securitization and related NIM transaction close, net of funding the upfront O/C, securitization and NIM costs.  Historically, NIM transactions helped us offset a portion of our cost to originate the loans included in the transaction, to the extent there are any excess proceeds.  We intend to continue to issue NIM notes or Class N Notes in connection with any securitization transactions that we complete in the foreseeable future.

Each securitization trust also has the additional credit benefit of either a financial guaranty insurance policy from a monoline insurance company or a “senior-subordinated” securitization structure, or a combination of the two (referred to as a “hybrid”).  In a securitization trust with a financial guaranty insurance policy that is not a hybrid, all of the securities are senior securities.  The monoline insurance company guarantees the timely payment of principal and interest to all security holders in the event that the cash flows are not sufficient.  In “senior-subordinated” securitization structures, the senior security holders are protected from losses (and payment shortfalls) first by the excess cash flows and the O/C, then by subordinated securities which absorb any losses prior to the senior security holders.  In a hybrid structure, the senior securities generally have both the subordinated securities to absorb losses and a monoline insurance company that guarantees timely principal and interest payments with respect to the senior securities.

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

Securitizations Structured as a Financing.  All of our securitizations completed since the beginning of 2004 through the end of the second quarter of 2007 were structured and accounted for as secured financings, as they do not meet the QSPE criteria under SFAS No. 140 and related interpretations, because, after the loans are securitized, we have the option to either contribute a derivative instrument into the applicable trust or purchase up to 1% of the mortgage loans contained in the securitization mortgage pool.  We refer to the recording of these transactions as “portfolio accounting.”  Securitization transactions consummated prior to 2004 and the third quarter of 2007 securitization transaction met the QSPE criteria under SFAS No. 140 and were accounted for, recognized and recorded as sales.

With portfolio accounting, (1) the mortgage loans we originate remain on our consolidated balance sheets as mortgage loans held for investment; (2) the securitization debt replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization.  We believe that portfolio accounting treatment closely matches the recognition of income with the receipt of cash payments on the individual loans.  We intend to continue to utilize portfolio accounting in the foreseeable future.

The following table sets forth information about our securitized mortgage loan portfolio and the corresponding securitization debt balance for each on-balance sheet asset-backed security series completed since the first quarter of 2004, at September 30, 2007:

(Dollars in thousands)
Asset-backed Security Series:	Issue Date	Current Loan Principal Balance (1)	Total Securitization Debt Balance (2)

2004-1	March 30, 2004	$158,311	$153,878
2004-2	June 29, 2004	188,009	176,237
2004-3	September 29, 2004	223,263	206,135
2004-4	December 29, 2004	254,880	237,982
2005-1	March 31, 2005	349,646	327,340
2005-2	June 29, 2005	397,156	375,138
2005-3	September 29, 2005	481,984	453,658
2005-4	December 30, 2005	539,335	513,650
2006-1	March 30, 2006	575,211	554,663
2006-2	June 29, 2006	612,387	597,374
2006-3	September 29, 2006	674,254	663,803
2006-4	December 29, 2006	563,282	557,836
2007-1	March 29, 2007	904,299	889,613
2007-2	June 18, 2007	829,590	819,512

Total		$6,751,607	$6,526,819

(1)     The current loan principal balance shown includes amounts reflected on the consolidated balance sheet as mortgage loans held for investment - securitized (excluding discounts and net deferred origination fees), REO (at its trust-basis value) and the principal portion of trustee receivables.

(2)     The total securitization debt (financing on mortgage loans held for investment, net) balance shown excludes discounts of $12.7 million at September 30, 2007.

Securitizations Structured as a Sale. During the third quarter of 2007 and for the period prior to 2004, we structured our securitizations to be accounted for as sales under SFAS No. 140, which is known as “gain-on-sale accounting.”  In a securitization structured as a sale, or off-balance sheet, we sell a pool of loans to a trust for a cash purchase price and we receive one or more excess cashflow certificates or residual certificates evidencing our ownership in certain distributions from the trust.  Prior to 2004, we recognized our securitizations on a gain-on-sale basis, and we recorded an upfront gain at the time of securitization and recorded the fair value of the excess cashflow certificates on our balance sheet.  We allocated our basis in the mortgage loans and excess cashflow or residual certificate between the portion of the mortgage loans and excess cashflow or residual certificate sold through securitization and the portion retained based on the relative fair values of those portions on the date of sale.

Our net investment in the pool of loans sold at the date of the securitization represented the amount originally paid to originate the loans, adjusted for the following:

•
any direct loan origination costs incurred (an increase in the investment) and loan origination fees received (a decrease in the investment) in connection with the mortgage loans, which are treated as a component of the initial investment in the mortgage loans;

•	the principal payments received, and the amortization of the net loan fees or costs, during the period we held the mortgage loans prior to their securitization; and

•
any gains (a decrease in the investment) or losses (an increase in the investment) we incurred on any hedging instruments that we may have utilized to hedge against the effects of changes in interest rates during the period we held the loans prior to their securitizations.  (See “–Summary of Critical Accounting Policies - Accounting for Hedging Activities”).

The excess cashflow or residual certificate retained in the transaction are classified as trading securities and are carried at their fair value.  Any changes in their fair value were recognized through earnings as a component other income.  The fair value of the excess cashflow certificates held at December 31, 2006 totaled $1.2 million. During the first quarter of 2007, we sold all of our remaining excess cashflow certificates, and we no longer held any excess cashflow certificates at September 30, 2007.

In the securitization structured as a sale during the third quarter of 2007, we sold the residual certificate and did not retain any economic interest in the securitization.

Securitizations Structured as Real Estate Mortgage Investment Conduits and Owner-Trusts for Income Tax Purposes.  During the third quarter of 2007, and for the periods prior to 2005, we structured our securitizations for tax purposes, as Real Estate Mortgage Investment Conduits (“REMICs”) or “sale-for-tax” treatment.  For federal tax purposes, REMICs are accounted for as a sale, which required us to recognize a gain or loss at the time we securitized the mortgage loans.  Beginning in 2005, and through the second quarter of 2007, we structured our securitizations for tax purposes, as owner-trust transactions or “debt-for-tax” treatment and issued our securitizations through our Real Estate Investment Trust (“REIT”) subsidiary to avoid taxable mortgage pool issues (double taxation).  For federal tax purposes, owner-trust transactions are accounted for as debt, which facilitates compliance with the applicable REIT income and asset tests and allows us to recognize any taxable income associated with the securitized mortgage loans and corresponding securitized debt over time.  Although we intend to continue to structure most of our securitizations as owner-trust transactions, we may engage in REMIC securitizations, as we did during the third quarter of 2007, in the future.  We have in the past, and may in the future, recognize excess inclusion income attributable to the interests we retain in these securitization transactions, including the owner trust certificates, which could have negative tax consequences to us.

Whole-Loan Sales.  Whole-loan sales are the sales of pools of mortgage loans to banks, consumer finance-related companies and institutional investors on a servicing-released basis.  As discussed above, we sell a portion of our mortgage loans on a whole-loan basis, without retaining servicing rights, generally in private transactions to financial institutions or consumer finance companies.  We recognize a gain or loss when we sell loans on a whole-loan basis equal to the difference between the cash proceeds received for the mortgage loans and our investment in the mortgage loans, including any unamortized loan origination fees and costs.  We generally sell these mortgage loans without recourse, except that we provide standard representations and warranties to the purchasers of these loans.  During the three months ended September 30, 2007 and 2006, we sold whole-loans without recourse (with the exception of a premium recapture and secondary marketing (indemnification) reserves described below) to third-party purchasers and on a servicing-released basis of $244.5 million and $196.7 million, respectively.  During the nine months ended September 30, 2007 and 2006, we sold whole-loans without recourse (with the exception of a premium recapture and secondary marketing (indemnification) reserves described below) to third-party purchasers and on a servicing-released basis of $627.0 million and $515.5 million, respectively.  The average gross premium we received for the whole loans sold during the three months ended September 30, 2007 was 2.24%, compared to 3.79% for the three months ended September 30, 2006.  The average gross premium we received for the whole loans sold during the nine months ended September 30, 2007 was 2.88%, compared to 3.60% for the nine months ended September 30, 2006.  The gross premium paid to us by third-party purchasers in whole-loan sale transactions does not take into account premiums we pay to originate the mortgage loans, the origination fees we collect, premium recapture reserves or secondary marketing (indemnification) reserves – each of which are components of the net gain on sale calculation.

We maintain a premium recapture reserve related to our contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period of time.  The premium recapture reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans.  During the three months ended September 30, 2007 and 2006, we recorded a premium recapture reserve recovery of $117,000 and a provision of $248,000, respectively, for the refunding of premiums to whole-loan sale investors.  During the nine months ended September 30, 2007 and 2006, we recorded a premium recapture reserve provision of $179,000 and $732,000, respectively, for the refunding of premiums to whole-loan sale investors.  The premium recapture reserve is recorded as a liability on our consolidated balance sheets.  We estimate recapture losses primarily based upon historical premium recaptures and by reviewing the types of loan products, interest rates, borrower prepayment fees, if any, and an estimate of the impact that future interest rate changes may have on early repayments.  The premium recapture reserve totaled $386,000 and $958,000 at September 30, 2007 and December 31, 2006, respectively.

We also maintain a secondary market (indemnification) reserve related to our estimated exposure to losses arising from loan repurchases, or net settlements, related to claims by investors relating to breaches of representations and warranties.  The secondary marketing reserve is established at the time of the whole-loan sale through a provision, which is reflected as a reduction of the gain on sale of mortgage loans.  During the three months ended September 30, 2007 and 2006, we recorded a secondary market (indemnification) reserve provision of $502,000 and $158,000, respectively, for losses that arise in connection with loans that we may be required to repurchase from whole-loan sale investors.  During the nine months ended September 30, 2007 and 2006, we recorded a secondary market (indemnification) reserve provision of $1.2 million and $386,000, respectively.  We estimate the exposure primarily based upon historical repurchases and we estimate losses using a detailed analysis of historical loan performance by product type and origination year, similar to the analysis performed for the allowance for loan losses related to our mortgage loans held for investment portfolio.  The secondary market (indemnification) reserve allowance totaled $744,000 and $512,000 at September 30, 2007, and December 31, 2006, respectively.

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

Accounting for Hedging Activities.  Our hedging strategy revolves around two principal activities: (a) the issuance of our prospective securitization financing which is collateralized by the origination of mortgage loans, and (b) the issuance of variable-rate securitization debt (financing).  As a result of these activities, we are exposed to interest rate risk beginning when our mortgage loans close and are recorded as assets until permanent financing is arranged, such as when the asset-backed securities are issued.  We utilize hedges to mitigate our interest rate exposure.  After we originate mortgage loans, our strategy is to generally use a series of duration-matched interest rate swap contracts (i.e., two, three and five-year contracts) in an effort to lock in a pre-determined base interest rate on designated portions of our prospective future securitization financing (i.e., the asset-backed securities that we expect to issue).  We also use corridors (corresponding purchases and sales of interest rate caps with similar notional balances at different strike prices) and/or amortizing notional balance interest rate swaps that are designed to limit our financing costs on the variable portion of the debt issued in the securitization.  The purpose of the hedge within the securitization is to maintain minimum margins over specific periods of time, with the possibility of allowing us to increase margins during periods in which prevailing interest rates are lower than anticipated.  Both the interest rate swaps (which generally have an expected life of 36 months) and corridors (which have a range of expected lives) are derivative instruments that trade in liquid markets, and we do not use either of them for speculative purposes.

       In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we record all of our derivatives on our consolidated balance sheets at fair value.  For derivative financial instruments not designated as hedging instruments, gains or losses resulting from a change in fair value are recognized in current period earnings.  When derivatives are used as hedges, hedge accounting is permitted only if we document the hedging relationship and its effectiveness at the time we designate the derivative as a hedge instrument.  If we meet certain requirements under SFAS No. 133, we may account for the hedge instrument as a cash flow hedge.

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

•	forecasted transactions must be probable; and

•	forecasted transactions must be made with counterparties other than the reporting entity.

If and when a derivative no longer qualifies for hedge accounting because it fails the test of hedge effectiveness (the ratio of the changes in the value of the hedging instrument to the changes in the value of the hedged item exceeds 125% or falls below 80%, and therefore the hedge is no longer “highly effective”), hedge accounting is discontinued and any amounts previously recorded in OCI are amortized into earnings over the remaining life of the hedged asset or liability.  As permitted by SFAS No. 133, when a hedge relationship is discontinued for this reason, we will analyze the derivative to determine whether all or a portion of the derivative may be designated as a hedge of a different transaction or item.  If all or a portion of the derivative qualifies for a new hedging relationship, hedge accounting is applied to future changes in the fair value of that portion of the derivative.  The future changes for any portion of the derivative that does not qualify for a new hedge relationship are included in net loss or income as they occur.

The “new hedge relationship” is determined by re-aligning the hedge with the projected remaining bond balances (debt) as of the date the original hedge became retrospectively ineffective.  The ratio of the outstanding balance of the debt to notional size of the revised hedge will then be 100% as of the re-alignment date.  The expected repayment pattern of the debt associated with the original hedge is used as the basis to establish the “new hedge relationship” future repayment pattern.  The difference between the fair value of the original hedge and the “new hedge relationship” hedge on the re-alignment date is classified as a trading security.  Once classified as a trading security, any changes in the fair value are recorded directly to the income statement as a component of “gain or loss on derivative instruments.”

Accounting for Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset.  Management needs to consider the relative impact of negative and positive evidence related to the ability to recognize a deferred tax asset.  This evaluation takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term.  If actual results differ from these estimates, we may be required to record a valuation allowance on our deferred tax assets, which could negatively impact our consolidated financial position and results from operations.  We recognize all of our deferred tax assets if we believe, on a more likely than not basis, that all of the benefits of the deferred tax assets will be realized.  Management currently believes that, based upon on the available evidence, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  Therefore, at September 30, 2007 and December 31, 2006, we did not maintain a valuation allowance against our deferred tax assets.  Additionally, on January 1, 2007, we adopted FIN No. 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  Our adoption of FIN No. 48 did not have a material effect on our consolidated financial statements.

       Allowance for Loan Losses on Mortgage Loans Held for Investment.  In connection with our mortgage loans held for investment, excluding those loans which meet the criteria for specific review under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15,” we established an allowance for loan losses that we expect will arise within the next 18 to 24 months following the analysis date of September 30, 2007.  Provisions for loan losses are made for loans to the extent that we bear probable losses on these loans.  Provision amounts are charged as a current period expense to operations.  We charge-off uncollectible loans at the time we deem that they are not probable of being collected.

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

In accordance with SFAS No. 114, as amended by SFAS No. 118, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement.  Based upon analyses performed, we identified specific mortgage loans in which the borrowers’ abilities to repay the loans in accordance with their contractual terms was impaired.  We assessed the extent of damage to the underlying collateral, and the extent to which the damaged collateral was not covered by insurance, in determining the amount of specific reserves needed.  We established specific reserves for these affected mortgage loans based upon our estimates of loss exposure.  As additional information is obtained and processed over the coming months and quarters, we will continue to assess the need for any adjustments to our estimates and the specific reserves related to the impaired mortgage loans.

Amortization of Deferred Loan Origination Fees and Costs.  Interest income is recorded on our mortgage loans held for investment portfolio based upon a combination of interest accruals on the outstanding balance and the contractual terms of the mortgage loans, adjusted by the amortization of net deferred origination fees or costs accounted for in accordance with SFAS No. 91.  Our net deferred origination fees/costs consist principally of origination fees, discount points, broker premiums, and payroll and commissions associated with originating our mortgage loans.  For our loans held for investment, these net deferred fees or costs are accreted or amortized as adjustments to interest income over the estimated lives of the loans using the interest method.  Our portfolio of mortgage loans held for investment is comprised of a large number of homogeneous loans for which we believe some prepayments are probable.  The periodic amortization of our deferred origination fees or costs is based on a model that considers actual prepayment experience to date as well as forecasted prepayments based on the contractual interest rate on the mortgage loans, loan age, loan type and prepayment fee coverage, among other factors.  Mortgage prepayments are affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions.  Prepayment assumptions are reviewed regularly to ensure that our actual experience, as well as industry data, is supportive of the prepayment assumptions used in our model.  Any changes to these estimates are applied as if the revised estimates had been in place since the origination of the loans, and current period amortization is adjusted to reflect the effect of the changes.  During the three months ended June 30, 2007, we revised the prepayment assumptions utilized to accrete the deferred origination income related to our fixed rate mortgage loans.  The assumptions utilized during the three months ended June 30, 2007 were not changed during the three months ended September 30, 2007.  In general, prepayment speeds are lowest in the first month after origination, and generally increase until a peak speed is reached.  Generally, loans will continue to prepay at the peak speed for some period of time, and then prepayment speeds typically begin to decline.  We use prepayment assumptions that reflect these tendencies.  The prepayment curve established during the second quarter of 2007 lowered the prepayment speeds we expect over the next 12 months.  As of June 30, 2007, the revised prepayment curve for fixed rate loans seasoned less than 15 months ranged from 4.0% to 35.0% over the next 12 months as compared to 4.0% to 43.0% on the previous prepayment curve.  As of June 30, 2007, the revised prepayment curve for fixed rate loans seasoned 15 months or more is 24.0% over the next 12 months as compared a range of 34.0% to 43.0% on the previous prepayment curve.  As of June 30, 2007, the prepayment curves for adjustable-rate loans seasoned less than 15 months and 15 months or more ranged from 4.0% to 75.0% and 35.0% to 75.0%, respectively, over the next 12 months, which is unchanged from the previous prepayment curves.

Amortization of Deferred Debt Issue Discounts and Transaction Costs.  Interest expense on our securitization and residual financing is comprised of the accrual of interest based on the contractual terms, and among other things, cash receipts and amortization related to our cash flow hedges (interest rate swaps and corridors), the amortization of deferred debt issue discounts and transaction costs.  The deferred debt issue discounts and transaction costs are amortized as an adjustment to interest expense over the estimated lives of the related debt using the interest method, and take into account the effect of estimated prepayments.  The deferred issuance discounts and transaction costs related to our residual financing facility and convertible notes are amortized as an adjustment to interest expense over the estimated lives of the related debt using the interest method, and take into account the effect of estimated prepayments.  Any changes made to these estimates are applied as if the revised estimates had been in place since the issuance of the related debt, and result in adjustments to the period amortization recorded to interest expense.

Stock-Based Compensation Expense.  Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors.  Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free interest rate.  Our expected volatility is based upon the historical volatility of our common stock.  The expected term of the stock options is based on factors including historical observations of employee exercise patterns and expectations of employee exercise behavior in the future, giving consideration to the contractual terms of the stock-based awards.  The risk-free interest rate assumption is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from the amounts we have recorded or reported in the past.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

General

         The third quarter of 2007 witnessed a global credit market disruption that dramatically affected the securitization and subprime markets, and virtually every company that operates within the subprime market.  The magnitude and duration of the market disruption was greater than anyone predicted and resulted in companies in our sector scaling back or ceasing their operations.  Virtually every originator of subprime loans, as well as many of those who purchase, securitize or buy asset-backed securities collateralized by subprime mortgages, sustained substantial losses as a result of this market disruption.  We were able to complete a securitization in early September 2007 collateralized by $900.0 million of mortgage loans, but received adverse pricing on this transaction as a result of the global credit crisis and consequent highly illiquid securitization market conditions at that time.  We structured the transaction as a sale, and not a financing; as a result, we incurred all of the losses associated with the transaction, totaling $56.2 million, during the third quarter of 2007.  Although we reported a large loss for the quarter, by completing this securitization, we significantly reduced our credit risk on our balance sheet and exposure to additional margin calls on warehouse lines.  The effects of these market disruptions negatively impacted our operating results for the three and nine months ended September 30, 2007, as described below.

       Our net loss for the three months ended September 30, 2007 was $39.6 million, or $1.70 per share basic and diluted, compared to net income of $8.0 million, or $0.34 per share basic and $0.33 per share diluted, for the three months ended September 30, 2006.  As described in more detail below, the decrease in net income primarily related to (a) the $56.2 million loss incurred on the sale of mortgage loans we recorded on the securitization we structured as a sale during the third quarter of 2007, (b) the $14.6 million increase in the provision for loan losses primarily related to the size and seasoning of the mortgage loans held for investment, net, (c) the $5.0 million increase in REO related expenses, (d) the $1.9 million of interest expense related to our August 2007 residual financing and convertible notes, and (e) the $1.4 million expense related to restructuring charges incurred in connection with the elimination of 313 positions and the closing of some wholesale origination offices.  Additionally, the net loss was generated by the net effect of:

(1)
An increase in net interest income before the provision for loan losses of $37.7 million, or 0.3%, during the three months ended September 30, 2007 from $37.6 million recorded during the three months ended September 30, 2006.  The increase in net interest income before the provision for loan losses reflects the net effect of recognizing interest income on a 18.2% larger amount of mortgage loans held for investment and recognizing interest expense on a 17.3% larger amount of mortgage loan related financing (including warehouse credit financing) from September 30, 2006.  Mitigating the increase in interest income was the $6.4 million increase in non-accrual interest (interest income not recorded on loans that are generally 90 days or more delinquent) for the three months ended September 30, 2007 as compared to the same period in 2006.  The increase in net interest income was also mitigated by a $2.7 million decrease in prepayment penalty income during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to the slower prepayments experienced during the three months ended September 30, 2007 compared to the same period in 2006; and

(2)
A decrease in net gain on sale of mortgage loans related to whole-loan sales of $1.7 million, or 17.4%, to $7.8 million on the sale of $244.5 million of mortgage loans on a whole-loan basis during the three months ended September 30, 2007, from a $9.5 million gain during the three months ended September 30, 2006 on sales on a whole-loan basis of $196.7 million of mortgage loans.  Whole loan sales represented 30.2% and 19.8% of total loans originated for the three months ended September 30, 2007 and 2006, respectively.  The decrease in the gain primarily relates to the 155 basis point decrease in the premiums received, partially offset by the increase in the percentage of whole loan sales to loans originated for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

We originated $809.0 million of mortgage loans during the three months ended September 30, 2007, representing a $185.9 million, or 18.7%, decrease from $994.9 million of mortgage loans originated during the three months ended September 30, 2006.  We sold $1.1 billion of loans during the three months ended September 30, 2007, an increase of $122.8 million, or 12.0%, compared to the $1.0 billion of loans securitized and/or sold during the three months ended September 30, 2006.  The increase in the total loans securitized and sold during the three months ended September 30, 2007 as compared to the same period in 2006 was attained by utilizing the mortgage loans held for investment – pre-securitized portfolio to offset the effect of the reduced origination levels for the period.  We had a $341.3 million decrease in the amount of mortgage loans held pre-securitization from June 30, 2007 to September 30, 2007.

Net Interest Income

       We recorded net interest income of $37.7 million during the three months ended September 30, 2007, an increase of $124,000, or 0.3%, from the $37.6 million recorded during the three months ended September 30, 2006.  The slight increase in net interest income primarily reflects the net effect of the higher average balance of mortgage loans held for investment and the related financing, coupled with the net changes in the interest rates earned or incurred on those balances, and the impact of the change in prepayment speeds on the accretion/amortization of deferred income and expenses during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  Additionally offsetting net interest income during the three months ended September 30, 2007 were: (1) the increase in non-accrual loans - which reduces the amount of interest income recognized for the period, and (2) the interest expense incurred on the August 2007 financings.  Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

       Interest Income.  Interest income increased $32.4 million, or 26.5%, to $154.7 million for the three months ended September 30, 2007, from $122.3 million for the three months ended September 30, 2006.  The increase was primarily due to (1) a $17.9 million increase in interest income earned (including prepayment penalty income) on our loans held for investment - securitized, which totaled $6.6 billion at September 30, 2007, compared to $5.9 billion at September 30, 2006, coupled with a 25 basis point increase in the average interest rate over the same period, (2) a $15.4 million increase in interest income on mortgage loans held for investment – pre-securitized due to an increase in the average amount of mortgage loans we held prior to securitization or sale during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, coupled with a 41 basis point increase in the average interest rate over the same period, and (3) $2.0 million of interest income related to mortgage loans held for sale during the three months ended September 30, 2007.  These increases were partially offset by (1) an increase in non-accrual loans for the quarter ended September 30, 2007, representing $6.4 million less in interest income from the period one-year ago, (2) a $3.0 million decrease in securitization pass-through interest received from securitization trusts on fixed-rate asset-backed securities due to structuring the securitization as a sale during the three months ended September 30, 2007 as compared to structuring the securitization as a financing during the comparable 2006 period, (3) a $2.7 million decrease in prepayment penalty income (despite a 18.2% increase in the size of our mortgage loans held for investment, net at September 30, 2007, compared to September 30, 2006) due to the slower prepayments experienced during the three months ended September 30, 2007 as compared to the same period in 2006.

The following table is a summary of interest income for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
(Dollars in thousands)	2007	2006
Interest income on mortgage loans held for investment - securitized, net (1)	$128,086	$110,232
Interest income on mortgage loans held for investment - pre-securitization, net	24,343	8,966
Interest income on mortgage loans held for sale, net	2,014	--
Securitization pass-through interest	--	3,048
Interest income on excess cashflow certificates	--	53
Miscellaneous interest income	301	14
Total interest income	$154,744	$122,313

(1)    The amounts for the three months ended September 30, 2007 and 2006 include $3.3 million and $6.0 million, respectively, of prepayment penalties.

        Interest Expense.  Interest expense increased by $32.3 million, or 38.1%, to $117.0 million for the three months ended September 30, 2007, from $84.7 million for the three months ended September 30, 2006.  The $22.6 million, or 29.3%, increase in interest expense on mortgage loans held for investment financing was primarily due to the increase in the weighted average cost of the financing, which increased by 22 basis points from 5.51% during the three months ended September 30, 2006 to 5.73% during the three months ended September 30, 2007, coupled with the increase in the average balance of the financing over the same period.  The $7.7 million, or 100.3%, increase in interest expense on warehouse financing was due to the increase in the average balance of the loans held for investment - pre-securitization and financed during the three months ended September 30, 2007 on our warehouse facilities, compared to the three months ended September 30, 2006, coupled with an increase in the average one-month LIBOR rate, which is the benchmark index used to determine the cost of our borrowed funds.  The index rate increased 8 basis points to an average of 5.43% for the three months ended September 30, 2007, compared to an average of 5.35% for the three months ended September 30, 2006.  Also increasing interest expense during the three months ended September 30, 2007 was the $1.9 million increase in interest expense on our August 2007 financings (residual financing facility and convertible notes).  The increase in interest expense was somewhat offset by a slowing in the recognition of the deferred debt issuance costs, trustee expenses and hedging costs, as a result of the slower prepayments on the securitization debt (directly related to the slower prepayments on the mortgage assets described above) extending the life of the financing on mortgage loans held for investment.

The following is a summary of the components of interest expense for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
(Dollars in thousands)	2007	2006
Interest expense on mortgage loans held for investment financing (1)	$99,649	$77,057
Interest expense on warehouse financing	15,310	7,645
Interest expense on other borrowings (2)	2,012	107
Other interest expense (income)	70	(75)
Total interest expense	$117,041	$84,734

(1)    The amounts for the three months ended September 30, 2007 and 2006 includes an expense of $2.5 million and income of $33,000, respectively, of securitization debt issuance cost amortization and trustee expenses recognized during the period, net of hedge amortization.

(2)   The amount for the three months ended September 30, 2007 includes an expense of $911,000 of debt issuance cost and discount amortization related to the August 2007 financings (residual financing facility and convertible notes).

Provision for Loan Losses

A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan losses at an appropriate level for currently existing probable losses of principal.  We recorded a provision for loan losses of $21.5 million and $6.9 million for the three months ended September 30, 2007 and 2006, respectively, related to mortgage loans held for investment.  The increase in the amount of the provision for loan losses, excluding the specific provision related to impaired loans, corresponds to the performance and seasoning of our mortgage loans held for investment during the respective period, coupled with the impact of the declining real estate market during the three months ended September 30, 2007, which increased our loss estimates.

Non-Interest Income

Total non-interest income decreased by $59.6 million to a loss of $48.3 million for the three months ended September 30, 2007, from income of $11.3 million for the three months ended September 30, 2006.  The decrease in non-interest income resulted from the $56.2 million of losses recorded on the securitization structured as a sale during the three months ended September 30, 2007 and, to a lesser extent, a $1.7 million decrease in the gain recorded from the sale of mortgage loans on a whole-loan basis and a $1.7 million decrease in the amount of fair value gains recorded on our excess cashflow certificates during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

       Net (Loss) Gain on Sale of Mortgage Loans.  The net loss on the sale of mortgage loans recorded during the three months ended September 30, 2007 was comprised of (1) a loss from the securitization structured as a sale and (2) a gain from the sale of loans on a whole-loan basis.  During the three months ended September 30, 2007, we recorded a $56.2 million loss on the sale of $900.0 million of mortgage loans related to the third quarter 2007 securitization.  The third quarter 2007 securitization was structured to be accounted for as a sale under SFAS No. 140.  The net loss on sale of mortgage loans related to the securitization was comprised primarily of the basis differential between the cash purchase price we received in connection with selling the asset-backed securities related to the securitization and the cost basis of the mortgage loans, net of any hedge losses or gains associated with the securitization, deferred origination costs or fees, and costs associated with the securitization.

In addition to the impact of the loss from the securitization structured as a sale during the three months ended September 30, 2007, net gain on sale of mortgage loans decreased by $1.7 million related to whole-loan sales primarily due to a 155 basis point decrease in the gross premiums received period-over-period, offsetting the impact of the 24.3% increase in the amount of loans sold.  The decrease in the premiums received during the third quarter of 2007 reflected the market conditions and weighted-average coupon on the mortgage loans sold during the same period, coupled with our selling $2.5 million of non-performing loans at a discount of $855,000.  During the three months ended September 30, 2007, we recorded a $7.8 million gain on the sale of $244.5 million of mortgage loans on a whole-loan basis, as compared to a gain of $9.5 million on the sale of $196.7 million of mortgage loans on a whole-loan basis during the three months ended September 30, 2006.  The net gain on sale of mortgage loans related to whole-loan sales is comprised of the premium received from selling whole loans on a servicing-released basis, together with any deferred origination costs or fees associated with mortgage loans sold, less any premium recapture and secondary marketing (indemnification) reserves.

The following table is a summary of our net loss or gain on sale of mortgage loans for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007			2006
(Dollars in thousands)	Securitization	Whole-loan	Total	Whole-loan
Loans sold	$899,999	$244,510	$1,144,509	$196,744

(Loss) gain on securitization/whole-loan sales (1)	$(91,829)	$5,466	$(86,363)	$7,449
Premium recapture reserve (2)	--	117	117	(248)
Secondary marketing (indemnification) reserve (3)	--	(502)	(502)	(158)
Net loan origination fees	4,399	2,765	7,164	2,458
Hedging loss	(1,001)	--	(1,001)	--
Discounts	34,635	--	34,635	--
Securitization transaction costs	(2,393)	--	(2,393)	--
Net (loss) gain on sale recorded	$(56,189)	$7,846	$(48,343)	$9,501

Average whole-loan sales (discount) premium	(10.20)%	2.24%	(7.55)%	3.79%

Average whole-loan sales (discount) premium, net of reserves (4)	(10.20)%	2.08%	(7.58)%	3.58%

Average net (loss) gain on sale ratio (5)	(6.24)%	3.21%	(4.22)%	4.83%

          (1)    The amount shown is inclusive of the lower of cost or market adjustment recorded on the date we determined that the mortgage loans would be sold.

(2)  The premium recapture reserve amount shown for the three months ended September 30, 2007 was comprised of a provision of $187,000 related to the loans sold during the three months ended September 30, 2007 and a recovery of $304,000 related to reserve adjustments for loan sales from prior year periods.

(3)  The secondary marketing (indemnification) reserve amount shown for the three months ended September 30, 2007 was comprised of a provision of $242,000 related to the loans sold during the three months ended September 30, 2007 and an additional provision of $260,000 related to reserve adjustments for loan sales from prior periods.

(4)  The average whole-loan sales premium, net of reserves, on whole-loan sales for the three months ended September 30, 2007 and 2006 was 2.08% and 3.58%, respectively.  The average whole-loan sales premium, net of reserves, is calculated by dividing the gain on whole-loan sales, net of premium recapture and secondary marketing (indemnification) reserves, by the total amount of loans sold.

        (5)     The average net gain on sale ratio on whole-loan sales for the three months ended September 30, 2007 and 2006 was 3.21% and 4.83%, respectively.  The average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans sold.

       Other Income.  Other income decreased $1.8 million to $23,000 for the three months ended September 30, 2007, from $1.8 million for the three months ended September 30, 2006.  The decrease in other income period over period primarily relates to $1.7 million decline in the amount of the fair value change recorded on our excess cashflow certificates.  During the three months ended March 31, 2007, we sold all of our remaining excess cashflow certificates.  Accordingly, we did not record any fair value adjustments during the three months ended September 30, 2007, compared to a $1.7 million fair value adjustment gain for the three months ended September 30, 2006.

Additionally, during the three months ended September 30, 2006, we recorded a gain of $50,000 on the sale of our MSRs to a third-party.  We did not sell any MSRs during the three months ended September 30, 2007.

Non-interest Expense

       Total non-interest expense increased by $3.4 million, or 11.7%, to $32.6 million for the three months ended September 30, 2007, from $29.2 million for the three months ended September 30, 2006.  The increase primarily is due to (1) a $5.0 million increase in REO related expenses and (2) the $1.4 million restructuring charge related to the August 2007 staff reduction (approximately 20.1% of the workforce) and office closings.

       Payroll and Related Costs. Payroll and related costs include salaries, benefits and payroll taxes for all employees, but excludes the deferrable portion of those costs attributable to employees involved in loan production.  Payroll and related costs decreased by $2.0 million, or 12.3%, to $14.5 million for the three months ended September 30, 2007, from $16.5 million for the three months ended September 30, 2006.  The decrease was primarily the result of lower compensation and related payroll cost associated with our staff reduction, which occurred during the second half of August 2007, and by the lower commissions due to the decrease in our quarterly loan production.  As of September 30, 2007, we employed 1,056 full- and part-time employees, a decrease of 23.3% over our 1,376 full- and part-time employees as of September 30, 2006, which is primarily as a result of the August 2007 staff reduction.  Included in payroll and related costs during the three months ended September 30, 2007 was a severance expense of $775,000 related to the August 2007 staff reduction.  Additionally, payroll and related costs, specifically for loan production related personnel, were lower due to the 18.7% decrease in loan production during the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

       General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance expense, telephone expense, depreciation, legal reserves and fees, license fees, accounting fees, travel and entertainment expenses, advertising and promotional expenses, REO-related expenses and the provision for recourse loans.  General and administrative expenses increased $5.5 million, or 44.5%, to $17.9 million for the three months ended September 30, 2007, from $12.4 million for the three months ended September 30, 2006.  The increase primarily was due to a $5.0 million increase in REO expenses, a $462,000 increase in professional fees (i.e., legal, accounting and consulting fees) and $652,000 of restructuring charges related to the closing of wholesale origination offices in August 2007.  The increase in REO-related expenses in the three months ended September 30, 2007 was due to the expected increase in REO activity as our mortgage loan portfolio became more seasoned, coupled with the impact of the declining real estate market during the period.  As the portfolio of REO properties increases, the expenses arising from the operation (i.e., payment of real estate taxes and insurance) and disposal of those properties will also generally increase.  The amount of REO properties held totaled $62.9 million and $17.8 million at September 30, 2007 and 2006, respectively.

       Loss (Gain) on Derivative Instruments.  The gain or loss on derivative instruments recorded during the three months ended June 30, 2007 and 2006 represented (1) the ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) the ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing and (3) changes in the fair value of the derivative instruments classified as trading securities.

       During the three months ended September 30, 2007, we recorded a net loss on derivative instruments of $197,000, as compared to a net loss on derivative instruments of $262,000 during the three months ended September 30, 2006.  During the three months ended September 30, 2007, we recorded a loss of $154,000 on the ineffective portion of corridors and interest rate swaps, compared to a loss of $99,000 recorded on the ineffective portion of corridors and interest rate swaps during the three months ended September 30, 2006.  Additionally, at September 30, 2007 and 2006, we held $179,000 and $258,000, respectively, of corridors classified as trading securities in prepaid and other assets, as these corridors were no longer deemed “highly effective.”  During the three months ended September 30, 2007 and 2006, we recorded a loss of $43,000 and $163,000, respectively, for the changes in the fair value of the hedges (specifically corridors) held as trading securities.

Provision for Income Tax (Benefit) Expense

We recorded an income tax benefit of $25.0 million on a pre-tax loss of $64.7 million for the three months ended September 30, 2007 (an effective tax rate of approximately 38.7%).  The effective tax rate for the three months ended September 30, 2007 reflects our estimate of a lower overall effective tax rate for 2007 and subsequent years.  As a result of our net loss before income tax benefit, we recorded a tax benefit for the three months ended September 30, 2007, which mitigated the impact of the permanent differences (which were fairly consistent period-over-period).  We recorded an income tax expense of $4.9 million on pre-tax income of $12.9 million for the three months ended September 30, 2006 (an effective tax rate of approximately 38.1%).

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

General

Our net loss for the nine months ended September 30, 2007 was $34.0 million, or $1.46 per share basic and diluted, compared to net income of $21.8 million, or $0.98 per share basic and $0.95 per share diluted, for the nine months ended September 30, 2006.  As described in more detail below, the decrease in net income primarily related to (a) the $56.2 million loss incurred on the sale of mortgage loans we recorded on the securitization we structured as a sale during the third quarter of 2007, (b) the $25.1 million increase in the provision for loan losses due primarily to the increase in the size and seasoning of the mortgage loan held for investment – securitized portfolio, (c) the $10.2 million increase in REO related expenses, (d) the $1.9 million of interest expense related to our August 2007 financing arrangements, (e) the $1.4 million restructuring charge incurred due to the elimination of 313 positions and the closing of some wholesale origination offices and (f) the $7.6 million decrease in the amount of fair value change recorded on our excess cashflow certificates due to our sale of all remaining excess cashflow certificates in the first quarter of 2007.

These decreases were partially offset by an increase in net interest income before the provision for loan losses of $8.5 million, or 7.8%, to $117.2 million during the nine months ended September 30, 2007, from $108.7 million recorded during the nine months ended September 30, 2006.  The increase in net interest income before the provision for loan losses reflects the net effect of recognizing interest income on a 18.2% larger amount of mortgage loans held for investment, net and recognizing interest expense on a 17.3% larger amount of mortgage loan related financing (including warehouse credit financing) from September 30, 2006.  Mitigating the increase in interest income was the $14.2 million increase in non-accrual interest for the nine months ended September 30, 2007 as compared to the prior comparable period.  The increase in net interest income was also mitigated by a $1.8 million decrease in interest income related to a reduction in prepayment penalty income (despite a 18.2% increase in the size of our mortgage loans held for investment, net at September 30, 2007 from September 30, 2006) as compared to the nine months ended September 30, 2006, due to the slower prepayments occurring during the nine months ended September 30, 2007 compared to the same period in 2006.  Additionally impacting both interest income and interest expense during the nine months ended September 30, 2007 was a change in the prepayment assumptions in the second quarter of 2007, used to accrete/amortize deferred income and expenses, which lowered net interest income during the period.

We originated $3.4 billion of mortgage loans during the nine months ended September 30, 2007, representing a $492.3 million, or 16.9%, increase from $2.9 billion of mortgage loans originated during the nine months ended September 30, 2006.  We securitized and/or sold $3.3 billion of loans during the nine months ended September 30, 2007, an increase of 9.4% compared to the $3.0 billion of loans securitized and/or sold during the nine months ended September 30, 2006.

Net Interest Income

       We recorded net interest income of $117.2 million during the nine months ended September 30, 2007, an increase of $8.5 million, or 7.8%, from the $108.7 million recorded during the nine months ended September 30, 2006.  The increase in net interest income primarily reflects the net effect of the higher average balance of mortgage loans held for investment and the related financing, coupled with the net changes in the interest rates earned or incurred on those balances, and the impact of the change in prepayment speeds on the accretion/amortization of deferred income and expenses during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Additionally offsetting net interest income during the nine months ended September 30, 2007 were (1) the increase in non-accrual loans, which reduces the amount of interest income recognized for the period, and (2) the interest expense incurred on the August 2007 financings.  Net interest income represents the difference between our interest income and our interest expense, each of which is described in the following paragraphs.

       Interest Income.  Interest income increased $107.4 million, or 31.8%, to $444.4 million for the nine months ended September 30, 2007, from $337.0 million for the nine months ended September 30, 2006.  The increase was primarily due to (1) a $77.3 million increase in interest income earned (including prepayment penalty income) on our loans held for investment - securitized, which totaled $6.6 billion at September 30, 2007, compared to $5.9 billion at September 30, 2006, coupled with a 31 basis point increase in the average interest rate over the same period, (2) a $31.6 million increase in interest income on mortgage loans held for investment – pre-securitized due to an increase in the average amount of mortgage loans we originated and held prior to securitization or sale during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, coupled with a 50 basis point increase in the average interest rate over the same period, and (3) $2.0 million of interest income related to mortgage loans held for sale (interest earned on the mortgage loans collateralizing the third quarter 2007 securitization structured as a sale from the reclassification date to the date of securitization) during the nine months ended September 30, 2007.  These increases were partly offset by (1) an increase in non-accrual loans for the nine months ended September 30, 2007, representing $14.2 million less in interest income from the period one-year ago (2) a $3.6 million decrease in securitization pass-through interest received from securitization trusts on fixed-rate asset-backed securities was primarily due to structuring one of the three securitizations as a sale during the nine months ended September 30, 2007, and (3) a $1.8 million decrease in prepayment penalty income recognized during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to the slower prepayment environment that existed during 2007 as compared to 2006.

The following table is a summary of interest income for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Interest income on mortgage loans held for investment - securitized, net (1)	$377,611	$300,357
Interest income on mortgage loans held for investment - pre-securitization, net	58,295	26,664
Interest income on mortgage loans held for sale, net	2,014	--
Securitization pass-through interest	5,934	9,553
Interest income on excess cashflow certificates	17	433
Miscellaneous interest income	488	15
Total interest income	$444,359	$337,022

(1)     The amounts for the nine months ended September 30, 2007 and 2006 include $13.4 million and $15.2 million, respectively, of prepayment penalties.

       Interest Expense.  Interest expense increased by $98.9 million, or 43.3%, to $327.2 million for the nine months ended September 30, 2007, from $228.3 million for the nine months ended September 30, 2006.  The $79.1 million, or 38.6%, increase in interest expense on mortgage loans held for investment financing was primarily due to the increase in the weighted average cost of the financing, which increased by 42 basis points from 5.26% during the nine months ended September 30, 2006 to 5.68% during the nine months ended September 30, 2007, coupled with the increase in the average balance of the financing over the same period.  The $18.0 million, or 78.3%, increase in interest expense on warehouse financing was due to the increase in the average balance of the loans held for investment – pre-securitization and financed during the nine months ended September 30, 2007 on our warehouse facilities, compared to the nine months ended September 30, 2006, coupled with an increase in the average one-month LIBOR rate, which is the benchmark index used to determine the cost of our borrowed funds.  The index rate increased 34 basis points to an average of 5.36% for the nine months ended September 30, 2007, compared to an average of 5.02% for the nine months ended September 30, 2006.  Additionally, the slowing of prepayments on the mortgage loans as described above has the effect of extending (slowing the repayments) the life of the financing on mortgage loans held for investment, thereby slowing the amortization of the deferred debt issuance costs, trustee expenses and hedging.  Also increasing interest expense during the nine months ended September 30, 2007 was the $1.9 million increase in interest expense incurred on the August 2007 financings (residual financing facility and convertible notes).

The following is a summary of the components of interest expense for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Interest expense on mortgage loans held for investment financing (1)	$283,840	$204,738
Interest expense on warehouse financing	40,964	22,979
Interest expense on other borrowings (2)	2,252	317
Other interest expense	145	260
Total interest expense	$327,201	$228,294

(1)   The amounts for the nine months ended September 30, 2007 and 2006 include $7.0 million and $782,000, respectively, of securitization debt issuance cost amortization and trustee expenses recognized during the period, net of hedge amortization.

(2)   The amount for the nine months ended September 30, 2007 includes an expense of $911,000 of debt issuance cost and discount amortization related to the August 2007 financings (residual financing facility and convertible notes).

Provision for Loan Losses

       A provision for loan losses on mortgage loans held for investment is recorded to maintain the related allowance for loan losses at an appropriate level for currently existing probable losses of principal.  We recorded a provision for loan losses of $45.4 million (including a recovery of $333,000 of a specific provision related to impaired loans) and $20.3 million (including a recovery of $675,000 of a specific provision related to impaired loans) for the nine months ended September 30, 2007 and 2006, respectively, related to mortgage loans held for investment.  The increase in the amount of the provision for loan losses, excluding the specific provision related to impaired loans, corresponds to the performance and seasoning of our mortgage loans held for investment during the respective period, coupled with the impact of the declining real estate market during the later part of the nine months ended September 30, 2007, which increased our loss estimates.

Non-Interest Income

Total non-interest income decreased by $63.4 million to a loss of $30.4 million for the nine months ended September 30, 2007, from $33.0 million for the nine months ended September 30, 2006.  The decrease in non-interest income resulted from the $56.2 million of losses recorded on the securitizations structured as a sale during the nine months ended September 30, 2007 and, to a lesser extent, a $7.6 million decrease in the amount of fair value gains recorded on our excess cashflow certificates.

       Net (Loss) Gain on Sale of Mortgage Loans.  The net loss on the sale of mortgage loans recorded during the nine months ended September 30, 2007 was comprised of (1) a loss from the securitization structured as a sale and (2) a gain from the sale of loans on a whole-loan basis.  During the three months ended September 30, 2007, we recorded a $56.2 million net loss on the sale of $900.0 million of mortgage loans related to the third quarter 2007 securitization.  The third quarter 2007 securitization was structured to be accounted for as a sale under SFAS No. 140.  The net loss on sale of mortgage loans related to the securitization was comprised primarily of the basis differential between the cash purchase price we received in connection with selling the asset-backed securities related to the securitization and the cost basis of the mortgage loans, net of any hedge losses or gains associated with the securitization, deferred origination costs or fees, and costs associated with the securitization.

       In addition to the impact of the loss from the securitization structured as a sale during the three months ended September 30, 2007, net gain on sale of mortgage loans increased by $112,000 related to whole-loan sales primarily due to the 21.6% increase in the amount of loans sold during the nine months ended September 30, 2007 as compared to the same period in 2006, offsetting the impact of the 72 basis point decrease in the gross premiums received (2.88% during the nine months ended September 30, 2007 compared to 3.60% during the same period in 2006) period-over-period.  The decline in the premiums received during the third quarter of 2007 reflected the declining market conditions in the whole-loan market during the same period, coupled with our selling $2.5 million loans at a discount of $855,000.  During the nine months ended September 30, 2007 we recorded a $23.7 million gain on the sale of $627.0 million of mortgage loans on a whole-loan basis, as compared to a gain of $23.6 million on the sale of $515.5 million of mortgage loans on a whole-loan basis during the nine months ended September 30, 2006.

The following table is a summary of our net loss or gain on sale of mortgage loans for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
	2007			2006
(Dollars in thousands)	Securitization	Whole-loan	Total	Whole-loan
Loans sold	$899,999	$626,971	$1,526,970	$515,462

(Loss) gain on securitization/whole-loan sales (1)	$(91,829)	$18,054	$(73,775)	$18,543
Premium recapture reserve (2)	--	(179)	(179)	(732)
Secondary marketing (indemnification) reserve (3)	--	(1,164)	(1,164)	(386)
Net loan origination fees	4,399	7,004	11,403	6,176
Hedging loss	(1,001)	--	(1,001)	--
Discounts	34,635	--	34,635	--
Securitization transaction costs	(2,393)	--	(2,393)	--
Net (loss) gain on sale recorded	$(56,189)	$23,713	$(32,476)	$23,601

Average whole-loan sales (discount) premium	(10.20)%	2.88%	(4.83)%	3.60%

Average whole-loan sales (discount) premium, net of reserves (4)	(10.20)%	2.67%	(4.92)%	3.38%

Average net (loss) gain on sale ratio (5)	(6.24)%	3.78%	(2.12)%	4.58%

          (1)    The amount shown is inclusive of the lower of cost or market adjustment recorded on the date we determined that the mortgage loans would be sold.
(2)    The premium recapture reserve amount shown for the nine months ended September 30, 2007 was comprised of a provision of $712,000 related to the loans sold during the nine months ended September 30, 2007 and a recovery of $533,000 related to reserve adjustments for loan sales from prior year periods.

(3)    The secondary marketing (indemnification) reserve amount shown for the nine months ended September 30, 2007 was comprised of a provision of $624,000 related to the loans sold during the nine months ended September 30, 2007 and an additional provision of $540,000 related to reserve adjustments for loan sales from prior periods.

(4)    The average whole-loan sales premium, net of reserves, related to whole-loan sales for the nine months ended September 30, 2007 and 2006 was 2.67% and 3.38%, respectively.  The average whole-loan sales premium, net of reserves, is calculated by dividing the gain on whole-loan sales, net of premium recapture and secondary marketing (indemnification) reserves, by the total amount of loans sold.

         (5)    The average net gain on sale ratio related to whole-loan sales for the nine months ended September 30, 2007 and 2006 was 3.78% and 4.58%, respectively.  The average net gain on sale ratio is calculated by dividing the net gain on sale by the total amount of loans sold.

         Other Income.  Other income decreased $7.3 million, or 77.7%, to $2.1 million for the nine months ended September 30, 2007, from $9.4 million for the nine months ended September 30, 2006.  The decrease in other income primarily relates to a $7.6 million decline in the amount of the fair value change recorded on our excess cashflow certificates.  During the nine months ended September 30, 2007, we recorded a $1.6 million fair value adjustment gain, compared to a $9.2 million fair value adjustment gain for the nine months ended September 30, 2006.  The decrease in the amount of fair value adjustment gains recorded during the nine months ended September 30, 2007 was primarily driven by the amount of excess cashflow certificates that we held throughout the period, prior to our sale of the remaining excess cashflow certificates during the first quarter of 2007.  As the cash flows are received, the value of the excess cashflow certificates declines.

Also included in other income are the gains recognized on the sale of MSRs.  During the nine months ended September 30, 2007, we recorded a gain of $491,000 on the sale of our MSRs to a third-party, an increase of $347,000 over the amount recognized during the nine months ended September 30, 2006.  The increase in the gain on sale of MSRs is due to the composition of the relative fair values of the MSRs and the related mortgage loans used in the gain calculation during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Non-interest Expense

       Total non-interest expense increased by $10.4 million, or 12.1%, to $96.3 million for the nine months ended September 30, 2007, from $85.9 million for the nine months ended September 30, 2006.  The increase primarily is due to the $1.4 million restructuring charge related to the August 2007 staff reduction (approximately 20.1% of the workforce) and office closings.  Additionally, the increase in non-interest expense is due to an increase in general and administrative expenses reflecting the impact of the 16.9% increase in our mortgage loan production and increased REO related expenses.  The increase was somewhat offset by a decrease in payroll and related costs due to our decrease in staff after giving effect to the August 2007 staff reduction.

       Payroll and Related Costs.  Payroll and related costs decreased by $849,000, or 1.7%, to $49.2 million for the nine months ended September 30, 2007, from $50.1 million for the nine months ended September 30, 2006.  The slight decrease was primarily the result of lower compensation and related payroll cost associated with the decrease in our staff.  As of September 30, 2007, we employed 1,056 full- and part-time employees, a decrease of 23.3% over our 1,376 full- and part-time employees as of September 30, 2006.  The majority of the decline in headcount occurred during the August 2007 reduction (eliminated 313 positions).  Included in payroll and related costs during the nine months ended September 30, 2007 was $775,000 of severance expense related to the August 2007 staff reduction.  Offsetting the decreases in payroll and related costs was an increase in costs associated with loan production, specifically commissions, due to the 16.9% increase in loan production during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

       General and Administrative Expenses. General and administrative expenses increased $10.8 million, or 30.2%, to $46.8 million for the nine months ended September 30, 2007, from $36.0 million for the nine months ended June 30, 2006.  The increase primarily was due to (1) a $10.2 million increase in REO related expenses due to the increase in the average amount of REO properties held period-over-period, and (2) an increase in expenses associated with our 16.9% increase in loan production during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.  Additionally, included in general and administrative expenses was $652,000 of restructuring charges related to the closing of three wholesale origination offices in August 2007.  This increase was partially offset by a $913,000 decrease in advertising and marketing expenses, primarily due to our reduced marketing efforts during the later part of the nine months ended September 30, 2007 in response to the prevailing market conditions.

The increase in REO-related expenses in the nine months ended September 30, 2007 was due to the expected increase in REO activity as the mortgage loan portfolio became more seasoned, coupled with a decline in market values of real estate that have occurred during 2007.  As the portfolio of REO properties increases, the expenses arising from the operation (i.e., payment of real estate taxes and insurance) and disposal of those properties will also generally increase.  The amount of REO properties held totaled $62.9 million and $17.8 million at September 30, 2007 and 2006, respectively.

       (Gain) Loss on Derivative Instruments.  The gain or loss on derivative instruments recorded during the nine months ended September, 2007 and 2006 represented (1) the ineffective portion of the change in fair value of interest rate swaps used to lock in a pre-determined interest rate on designated portions of our prospective future securitization financing, (2) the ineffective portion related to the change in the fair value of our corridors we use to protect the variable-rate financing, and (3) changes in the fair value of the derivative instruments classified as trading securities.

During the nine months ended September 30, 2007, we recorded a loss on derivative instruments of $210,000, as compared to a net gain on derivatives instruments of $161,000 during the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, we recorded a loss of $252,000 on the ineffective portion of corridors and interest rate swaps, compared to a gain of $40,000 recorded on the ineffective portion of corridors and interest rate swaps during the nine months ended September 30, 2006.  Additionally, at September 30, 2007 and 2006, we held $179,000 and $258,000, respectively, of corridors classified as trading securities in prepaid and other assets, as these corridors were no longer deemed “highly effective.”  During the nine months ended September 30, 2007 and 2006, we recorded a gain of $42,000 and a gain of $121,000, respectively, for the changes in the fair value of the hedges (specifically corridors) held as trading securities.

Provision for Income Tax (Benefit) Expense

We recorded an income tax benefit of $20.9 million on a pre-tax loss of $54.9 million for the nine months ended September 30, 2007 (an effective tax rate of approximately 38.1%).  The effective tax rate for the nine months ended September 30, 2007, reflects our estimate of a lower overall effective tax rate for 2007 and subsequent years.  As a result of our net loss before income tax benefit, we recorded a tax benefit for the nine months ended September 30, 2007.  We recorded an income tax expense of $13.8 million on pre-tax income of $35.6 million for the nine months ended September 30, 2006 (an effective tax rate of approximately 38.8%).

Financial Condition

September 30, 2007 Compared to December 31, 2006

       Cash and Cash Equivalents.  Cash and cash equivalents decreased $1.5 million, or 26.7%, to $4.2 million at September 30, 2007, from $5.7 million at December 31, 2006.  This decrease was primarily related to the timing of cash received and disbursed from normal operations.

       Mortgage Loans Held for Investment, Net.  Mortgage loans held for investment, net increased $612.0 million, or 9.6%, to $7.0 billion at September 30, 2007, from $6.4 billion at December 31, 2006.  This account represents our basis in the mortgage loans that were either delivered to the securitization trusts (recorded as mortgage loans held for investment – securitized) structured as financings or are pending delivery into future securitizations intended to be financing transactions (recorded as mortgage loans held for investment – pre-securitization), net of discounts, deferred fees and allowance for loan losses.

The following table sets forth a summary of mortgage loans held for investment, net at September 30, 2007 and December 31, 2006:

(Dollars in thousands)	At September 30, 2007	At December 31, 2006
Mortgage loans held for investment – securitized	$6,629,892	$6,051,996
Mortgage loans held for investment - pre-securitization (1)	480,514	417,818
Discounts (MSR related)	(43,412)	(36,933)
Net deferred origination fees	(20,722)	(19,194)
Allowance for loan losses	(75,878)	(55,310)
Mortgage loans held for investment, net	$6,970,394	$6,358,377

       (1)    Included in our mortgage loans held for investment – pre-securitization at September 30, 2007 and December 31, 2006 was approximately $433.9 million and $335.9 million, respectively, of mortgage loans that were pledged as collateral for our warehouse financings at September 30, 2007 and December 31, 2006, respectively.

       Mortgage loans held for investment – securitized is comprised of the mortgage loans collateralizing our outstanding financings on mortgage loans held for investment.  During the three months ended September 30, 2007 we did not close a securitization structured to be accounted for as secured financing (during the three months ended September 30, 2007, we reclassified $900.0 million of mortgage loans to mortgage loans held for sale, which were included in the securitization structured as a sale during the third quarter of 2007).  During the three months ended September 30, 2006 we closed a securitization transaction totaling $800.3 million which was structured to be accounted for as a secured financing and was collateralized by $825.0 million of mortgage loans held for investment - securitized.  During the nine months ended September 30, 2007 and 2006, we closed securitization transactions totaling $1.7 billion and $2.5 billion, respectively, which were structured to be accounted for as secured financings and were collateralized by $1.8 billion and $2.5 billion, respectively, of mortgage loans held for investment - securitized.  Mortgage loans held for investment – securitized had a weighted-average interest rate of 8.31% and 8.19% per annum at September 30, 2007 and December 31, 2006, respectively.

       Mortgage loans held for investment – pre-securitization is comprised primarily of mortgage loans waiting to be securitized, and, to a lesser extent, a relatively small amount of loans that may be sold on a whole loan basis.  Included in our mortgage loans held for investment – pre-securitization at September 30, 2007 and December 31, 2006, was approximately $433.9 million and $335.9 million, respectively, of mortgage loans that were pledged as collateral for our warehouse financings at those same respective dates.  Mortgage loans held for investment – pre-securitization had a weighted-average interest rate of 9.81% and 8.73% per annum at September 30, 2007 and December 31, 2006, respectively.

       We maintain an allowance for loan losses based on our estimate of losses that we expect will arise (i.e., for which the confirming event will take place) within the next 18 to 24 months on our mortgage loans held for investment (both securitized and pre-securitization).  At September 30, 2007 and December 31, 2006, we established an allowance for loan losses totaling $75.9 million and $55.3 million, respectively, based upon our analysis of the mortgage loans held for investment portfolio, including a $306,000 and $1.0 million, respectively, reserve for probable loan losses on impaired mortgage loans.  The increase in the allowance for loan losses is primarily driven by the growth and seasoning of our mortgage loans held for investment portfolio.  We have not substantively changed any aspect of our overall approach in the determination of the allowance for loan losses under SFAS No. 5, and there have been no material changes in our assumptions or estimates as compared to the prior year that impacted the determination of the allowance for loan losses at September 30, 2007.

The following table sets forth a summary of the activity in the allowance for loan losses for the nine months ended September 30, 2007 and the year ended December 31, 2006:

(Dollars in thousands)	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006
Allowance for loan losses – beginning of year	$55,310	$36,832
Provision for loan losses (1)	45,392	29,085
Charge-offs (2)	(24,824)	(10,607)
Allowance for loan losses – end of period/year (3)	$75,878	$55,310

(1)  The provision for loan losses for the nine months ended September 30, 2007 and the year ended December 31, 2006 includes a specific provision which consisted of a $333,000 recovery and a $377,000 recovery, respectively.  The specific provisions relates to probable losses attributable to impaired loans.

(2)  The charge-offs for the nine months ended September 30, 2007 includes $333,000 of charge-offs related to impaired loans.  The charge-offs for the year ended December 31, 2006 includes $342,000 (net of $10,000 of recoveries) in charge-offs against the specific allowance for loan losses attributable to impaired loans, primarily related to loans located in Hurricanes Katrina and Rita disaster areas.

(3)  The allowance for loan losses at September 30, 2007 and December 31, 2006 includes a specific allowance for impaired loans of $306,000 and $1.0 million, respectively.  A portion of the specific allowance, or $212,000 and $675,000, relates to impaired loans located in Hurricanes Katrina and Rita disaster areas at September 30, 2007 and December 31, 2006, respectively.

Our specific allowance for loan losses at September 30, 2007 and December 31, 2006 is based upon our probable loss exposure attributable to 10 and 17 properties, respectively, securing a total unpaid principal balance (impaired loans) of $893,000 and $2.5 million, respectively.  The impaired loan totals at September 30, 2007 and December 31, 2006 include approximately $460,000 (none of which are pre-securitization loans) and $1.3 million (of which $226,000 are pre-securitization loans), respectively, of mortgage loans held for investment located in the Hurricanes Katrina and Rita disaster areas designated by the Federal Emergency Management Agency (“FEMA”).  As additional information is obtained, we will continue to assess the need for any adjustments to our specific reserves related to our impaired loans.

       Trustee Receivable.  Trustee receivable decreased $41.2 million, or 56.2%, to $32.2 million at September 30, 2007 from $73.4 million at December 31, 2006.  Trustee receivable principally represents any un-remitted principal and interest payments collected by the securitization trust’s third-party loan servicer subsequent to the monthly remittance cut-off date on our mortgage loans held for investment – securitized portfolio.  The unscheduled principal payments and prepaid loan payments received after the remittance cut-off date as of September 30, 2007 and December 31, 2006 totaled $28.4 million and $67.0 million, respectively, relating to the securitizations accounted for as secured financings.  The trustee is expected to remit these amounts on the following month’s scheduled remittance date, at which time they mainly will be used to pay down principal on the related financing on mortgage loans held for investment, net.  Additionally comprising the balance in trustee receivable is the interest portion of mortgage payments collected by our loan servicing provider during the month which are remitted to us one month after collection (i.e., interest collected by the third-party servicer after our September 2007 remittance cut-off date will be remitted to us in October 2007).

       The decrease in the trustee receivable balance primarily reflects the reduction in prepayment activity that occurred during the third quarter of 2007 and, to a lesser degree, due the seasoning of the loan portfolio.  Additionally, since the third quarter 2007 securitization was structured as a sale, we do not record any trustee receivables related to that securitization.

       Accrued Interest Receivable.  Accrued interest receivable increased $11.1 million, or 26.7%, to $52.8 million at September 30, 2007, from $41.7 million at December 31, 2006.  The increase is due to (1) the 9.5% increase in mortgage loans held for investment – securitized from December 31, 2006, and, to a lesser extent, (2) the effect of an increase in the weighted-average interest rates on the mortgage loans held for investment – securitized of 12 basis points from December 31, 2006 to September 30, 2007.  Additionally contributing to the increase in the accrued interest receivable balance is the increase in the amount of accrued interest owed relating to loans that are 30 to 89 days past due in accordance with the contractual terms of the mortgage at September 30, 2007 compared to December 31, 2006.

Excess Cashflow Certificates. The following table presents the activity related to our excess cashflow certificates for the nine months ended September 30, 2007 and the year ended December 31, 2006:

(Dollars in thousands)	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006
Balance, beginning of year	$1,209	$7,789
Excess cashflow certificates sold	(1,050)	(1,500)
Accretion	17	452
Cash receipts	(1,736)	(16,198)
Net change in fair value	1,560	10,666
Balance, end of period	$--	$1,209

       During the nine months ended September 30, 2007 and the year ended December 31, 2006, we sold at fair value $1.1 million and $1.5 million, respectively, of excess cashflow certificates to a third-party without recourse.  After the sale in the first quarter of 2007, we no longer hold any excess cashflow certificates.

       Equipment, Net.  Equipment, net, decreased $1.1 million, or 13.0%, to $7.2 million at September 30, 2007, from $8.3 million at December 31, 2006.  The decrease is primarily due to the depreciation recognized during the nine months ended September 30, 2007 exceeding the amount of equipment purchases made during the same period. During the third quarter of 2007, we eliminated 313 employee positions and closed some origination offices, which reduced our equipment needs and resulted in the disposal of certain furniture and fixtures at those closed locations.  In contrast, during the later part of 2006, we purchased computer equipment and office furnishings, in addition to making leasehold improvements, which reflected the increase in employees and office expansions made during that period of time.

       Accounts Receivable. Accounts receivable increased $12.9 million to $17.8 million at September 30, 2007, from $4.9 million at December 31, 2006.  The increase primarily is due to a $12.7 million increase in current taxes receivable to $13.4 million at September 30, 2007.  The increase in the current taxes receivable is primarily attributable to the estimated refund attributable to the carryback of the net operating loss recorded during the nine months ended September 30, 2007, which resulted principally from the sale of our remaining excess cashflow certificates (which also resulted in a decrease in our deferred tax asset, as described below) during the first quarter of 2007 and the impact of the loss recorded on the third quarter 2007 securitization structured as a sale.

       Prepaid and Other Assets.  Prepaid and other assets increased $29.8 million, or 59.7%, to $79.6 million at September 30, 2007, from $49.8 million at December 31, 2006.  The increase primarily is due to the $33.3 million, or 112.6%, increase in REO properties due to the expected seasoning of the loan portfolio, partially offset by a $806,000 decrease in prepaid securitization fees and a $3.1 million net decrease in the fair value of our derivative instruments used to hedge our securitization debt during the nine months ended September 30, 2007.  The decrease in prepaid securitization fees resulted from the amortization of those fees from all of our outstanding securitizations exceeding the fees paid related to our securitizations structured as financings during the nine months ended September 30, 2007.

        At September 30, 2007 and December 31, 2006, we held $62.9 million and $29.6 million, respectively, of REO properties, which we carry at the lower of cost or fair value, less estimated selling costs.

Deferred Tax Asset. The deferred tax asset increased by $13.5 million, or 29.7%, to $59.3 million at September 30, 2007, from $45.8 million at December 31, 2006.  The increase primarily relates to (1) a net operating loss carryforward resulting from the loss on sale, for both GAAP and tax purposes, related to the third quarter 2007 securitization, (2) the timing of loan losses (allowance for loan losses), (3) non-accrual interest, (4) our 2004 securitizations which were accounted for as secured financings versus REMIC tax accounting, and (5) a $2.7 million increase related to the fair value of the hedge instruments within accumulated OCI.  These increases were partially offset by a decrease related to (1) gain-on-sale accounting versus REMIC tax accounting for securitizations entered into prior to 2004 (primarily attributable to the sale of our remaining excess cashflow certificates), and (2) deferred origination fees and related costs, net.

       Bank Payable.  Bank payable increased $240,000, or 15.4%, to $1.8 million at September 30, 2007, from $1.6 million at December 31, 2006.  Bank payable represents the amount of checks written against our operating account which are subsequently covered as they are presented to the bank for payment by either drawing down our lines of credit or from subsequent deposits of operating cash.

       Warehouse Financing.  Our warehouse financing increased $70.8 million, or 21.1%, to $406.7 million at September 30, 2007, from $335.9 million at December 31, 2006.  The increase was primarily due to a $62.7 million, or 15.0%, increase in the amount of mortgage loans held for investment - pre-securitization from December 31, 2006 to September 30, 2007.

       Financing on Mortgage Loans Held for Investment, Net.  Our financing on mortgage loans held for investment, net increased $496.2 million, or 8.2%, to $6.5 billion at September 30, 2007, from $6.0 billion at December 31, 2006.  This increase in the issuance of asset-backed securities corresponds to the 9.5% increase in loans held for investment - securitized during the nine months ended September 30, 2007.  The balance of this account will generally increase or decrease in proportion to the change in the balance of our mortgage loans held for investment - securitized.

Other Borrowings.  Other borrowings are comprised of (1) a residual financing facility, (2) convertible notes, and (3) capital leases and other arrangements related to our equipment financing.  Other borrowings increased $62.6 million to $68.6 million at September 30, 2007 from $6.0 million at December 31, 2006.  The increase in other borrowings was due to the $70.0 million of financing arrangements ($60.0 million residual financing facility and $10.0 million of convertible notes) entered into in August of 2007.

The following table summarizes certain information regarding other borrowings at September 30, 2007 and December 31, 2006:

(Dollars in thousands)	Range of Interest Rates (1)	Balance at September 30, 2007	Balance at December 31, 2006	Range of Expiration Dates (1)

Residual financing facility, net (2)	600 basis points over one-month LIBOR	$52,494	$--	August 2008
Convertible notes (3)	6.00%	10,000	--	August 2008
Equipment financing (4)	7.05% to 8.95%	6,088	5,970	January 2008 to September 2010
Total		$68,582	$5,970

(1)   The range of interest rates and expiration dates are as of September 30, 2007.

(2)   The balance at September 30, 2007 is net of $4.5 million related to deferred warrant costs associated with the residual financing facility.

(3)   The convertible notes were converted into 2.0 million shares of our common stock on October 4, 2007.

(4)   At December 31, 2006, the outstanding equipment financing had a range of interest rates of 6.26% to 8.95% and a range of expiration of January 2007 to November 2009.

       Accrued Interest Payable.  Accrued interest payable increased $3.6 million, or 14.6%, to $28.7 million at September 30, 2007, from $25.1 million at December 31, 2006.  The increase was primarily related to (1) the 8.2% increase in financing on mortgage loans held for investment, net, (2) the 21.1% increase in warehouse financing and (3) the impact of the 15 basis point increase (5.75% at September 30, 2007 from 5.60% at December 31, 2006) in the weighted-average cost on mortgage loans held for investment financing.

       Accounts Payable and Other Liabilities.  Accounts payable and other liabilities increased $35.1 million, or 66.1%, to $88.3 million at September 30, 2007, from 53.2 million at December 31, 2006.  The increase relates primarily to (1) the $33.9 million increase in accrued servicer payables related primarily to the growth in our mortgage loans held for investment portfolio, and (2) a $1.8 million increase in the fair value of the interest rate swaps hedging our securitization debt and future securitization debt.  These increases were partially offset by a $1.2 million decrease in dividends payable as we did not declare a dividend during the third quarter of 2007.

       Stockholders’ Equity.  Stockholders’ equity decreased $34.3 million, or 22.9%, to $115.3 million at September 30, 2007 from $149.6 million at December 31, 2006.  This decrease is primarily due to (1) the recording of a $34.0 million net loss for the nine months ended September 30, 2007, (2) a $4.3 increase in the net unrealized losses from derivatives and (3) the payment of $2.3 million of common stock dividends during the first and second quarter of 2007.  These decreases were partially offset by increases to stockholders’ equity related to (1) the $5.1 million from the issuance of warrants and (2) the $998,000 of stock-based compensation recorded during the nine months ended September 30, 2007.  No common stock dividends were declared during the three months ended September 30, 2007.

Contractual Obligations

The following table summarizes our material contractual obligations as of September 30, 2007:

(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Financing on mortgage loans held for investment, net (1)	$6,514,154	$2,153,017	$2,380,857	$1,005,556	$974,724
Operating leases	$27,909	$8,050	$14,486	$5,373	$--
Residual financing facility, net (1)	$52,494	$52,494	$--	$--	$--
Convertible notes (2)	$10,000	$10,000	$--	$--	$--
Equipment financing	$6,088	$555	$5,533	$--	$--

(1)  Amounts shown reflect estimated repayments based on anticipated receipt of principal and interest of the underlying mortgage loan collateral using prepayment speed assumptions based upon historical loan performance.

(2)  The convertible notes were converted into 2.0 million shares of our common stock on October 4, 2007.

Loan Commitments

We provide commitments to fund mortgage loans to customers as long as all of the proper conditions are met.  Our commitments have fixed expiration dates.  Although we typically honor these interest rate quotes, the quotes do not constitute future cash requirements, minimizing the potential interest rate risk exposure.  We do not believe these non-conforming mortgage loan commitments meet the definition of a derivative under SFAS No. 133.  Accordingly, they are not recorded in our consolidated financial statements.  At September 30, 2007 and December 31, 2006, we had outstanding origination commitments to fund approximately $26.8 million and $117.1 million, respectively, in mortgage loans.

Off-Balance Sheet Arrangements

We structured our third quarter 2007 securitization, as well as all of our pre-2004 securitizations, as off-balance sheet sale transactions.  In our third quarter 2007 securitization, we did not retain any residual economic interests, while in our pre-2004 securitizations we retained the excess cashflow certificates on-balance sheet to reflect our ownership interest in these securitizations.  During the nine months ended September 30, 2007, we sold our remaining excess cashflow certificates pertaining to our pre-2004 securitizations.

We have no obligation to provide funding support to either the third-party investors or the off-balance sheet trusts.  The third-party investors and the trusts have no recourse to our assets or to us and do not have the ability to require us to repurchase their loans, other than for non-credit-related recourse that can arise under standard representations and warranties.  See “- Origination of Mortgage Loans – Securitizations” and “- Securitizations Structured as a Sale” for additional information regarding these transactions.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Net cash provided by (used in):

Operating activities	$62,761	$28,581

Investing activities	$(691,119)	$(1,286,832)

Financing activities	$626,824	$1,258,685

Operating Activities – The net cash provided by operating activities was $62.8 million for the nine months ended September 30, 2007, compared to $28.6 million for the nine months ended September 30, 2006.  The decrease for the nine months ended September 30, 2007 primarily reflects the net impact of the net loss on the sale of mortgage loans, $33.9 million increase in accrued interest payable, accounts payable and other liabilities, the $45.4 million provision for loan losses, the $16.3 million of proceeds received from the sale of MSRs, the $1.7 million of cash received related to our excess cashflow certificates (including proceeds from sales) and the $41.2 million decrease in trustee receivable.  Partially offsetting these increases was the impact of the $34.0 million loss recorded, $60.0 million increase in accrued interest receivable, accounts receivable and prepaid and other assets, the $10.9 million of deferred tax benefit recorded, the $16.9 million of deferred origination income and $1.6 million of gains on the change in fair value of excess cashflow certificates.

Investing Activities – The net cash used in investing activities was $691.1 million for the nine months ended September 30, 2007, compared to $1.3 billion for the nine months ended September 30, 2006.  The decrease in net cash used in investing activities during the nine months ended September 30, 2007 primarily related to the $3.4 billion of mortgage loans held for investment originated, offset by $1.2 billion in principal repayments received on mortgage loans held for investment and by $1.5 billion in proceeds received from the sale of mortgage loans (securitized and whole-loan combined).

Financing Activities – The net cash provided by financing activities was $626.8 million for the nine months ended September 30, 2007, compared to $1.3 billion for the nine months ended September 30, 2006.  The decrease in net cash provided during the nine months ended September 30, 2007 primarily related to the $3.4 billion in proceeds received from warehouse financing, the $64.0 million of residual financing and convertible notes and by $1.8 billion in the proceeds received from the financing on mortgage loans held for investment.  Partially offsetting the increases was a $3.4 billion decrease from the repayment of warehouse financing and a $1.3 billion decrease from the repayment of financing on mortgage loans held for investment.

Liquidity and Capital Resources

       The term “liquidity” refers to our ability to generate adequate amounts of cash to fund our operations, including our loan originations, loan purchases, operating expenses, securitization activities, tax payments and dividend payments, if any.  Historically, we have generated working capital primarily from the cash proceeds we receive from our securitizations, including the NIM transactions and the sale of MSRs.  Our current cost structure has many embedded fixed costs, which can be significantly affected by a relatively substantial decrease in our loan origination volume.  There can be no assurance, however, that we will continue to originate a sufficient amount of mortgage loans or be able to securitize our loans at favorable terms or at all.  For instance, in the third quarter of 2007, as a result of what many describe as the "worst global credit crisis to date" the entire credit market, including the securitization market, became extremely illiquid with virtually no new subprime securitizations being issued or sold.  While we were one of the only subprime companies to successfully complete a securitization - we were able to sell all our securitization bonds - we did receive adverse pricing on the transaction.  The transaction was structured as a sale, and not a financing, in which we incurred all of the losses associated with the transaction, totaling $56.2 million, during the third quarter of 2007.  Our rationale for completing a securitization during this time was to significantly reduce our credit risk on our balance sheet and exposure to additional margin calls from our warehouse providers.

       In addition, because of changes we made to our underwriting guidelines and increases we made to our mortgage rates in response to the turbulent operating environment, we originated substantially fewer mortgage loans in the third quarter of 2007.  As a result, we were unable to generate sufficient sources of cash to offset our uses of cash in the third quarter of 2007 and, in fact, expended substantially more cash than we generated.

       To the extent that we may be able in the future to securitize our loans at favorable terms, and originate a sufficient amount of loans in order to generate adequate amounts of cash to fund our operations, there are still other factors that could affect our liquidity.  For example, each of the following may negatively impact our cash flow in any period in which any of these events occur: higher than expected margin calls on our warehouse financing facilities; choosing to not sell MSRs; reduce the amount of securitization debt we issue; higher funding costs, or higher reserve requirements on our securitization transactions as driven by the agencies rating our securitizations.  Additionally, although we believe our strategy to hedge our exposure to rising interest rates in an effort to “lock in” our spread (as discussed in more detail in “- Summary of Critical Accounting Policies - Accounting for Hedging Activities” above and “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Hedging” below) to be appropriate, changes in prevailing interest rates could adversely impact our cash flow in future periods.

       The subprime mortgage industry has experienced a period of turmoil during the first nine months of 2007, which has worsened since mid- to late- July 2007.  Our liquidity has been adversely impacted by these unprecedented market conditions and the resultant margin calls we have received from our warehouse line providers (described below).  (See "-Part II - Item 1A - Risk Factors").  During the third quarter of 2007, we received margin calls from our warehouse credit facility providers which, when we evaluated our business and prevailing market conditions, caused us to seek additional sources of working capital and to alter our operations to address the volatility of the current operating environment.  In response to that evaluation, we entered into two financing transactions, as described below.

August 2007 Financing

On August 14, 2007, we closed a financing facility with an affiliate of Angelo Gordon in the principal mount of $60.0 million and bearing interest at 600 basis points over one-month LIBOR.  The facility is collateralized by our securitization BIO and owner trust certificates (the “securitization-related certificates”) – which entitle the holder to receive the difference between the interest payments received from the loans held in the related securitization trust and the payments to the related asset-backed investors (less the contractual servicing fee and other fees, costs and expenses of administering the securitization trust).  The cash flows from these securitization related certificates are utilized to pay the principal under the facility.  Additionally, we make monthly interest payments on the then-existing principal balance of the facility from other operating sources.  The facility matures in 12 months (August 2008), if not repaid earlier.

In connection with this transaction, we issued to an affiliate of Angelo Gordon warrants to purchase up to 10.0 million shares of our common stock, with an initial exercise price of $5.00 per share and expiring in February 2009.  The issuance of 5.4 million of the warrants was subject to the approval of our shareholders, which we received on October 4, 2007.

On August 14, 2007, we also issued $10.0 million of convertible notes to several funds controlled by one of our existing equity investors, Mr. Mohnish Pabrai.  The convertible notes were scheduled to mature in 12 months, if not converted or redeemed earlier, from the date of issuance.  Upon receipt of approval by our stockholders, these notes automatically convert into 2.0 million shares of our common stock.  On October 4, 2007, we obtained shareholder approval and the notes were converted into 2.0 million shares of our common stock, at the conversion price of $5.00 per share.  The convertible notes bore interest at a rate of 6% per annum for the period commencing with the date of issuance until the October 4, 2007 conversion date.

        As of the date of this report, adverse conditions in the securitization market for subprime and other mortgage-backed securities still persist and may limit our ability to complete securitization transactions on favorable terms, or at all.  Until such time that these conditions improve, we will seek to sell our originations to whole loan investors and/or government agencies.  We may be unable to do so on terms that are favorable to us.  Accordingly, unless market conditions improve substantially, we believe that it is likely that we will need to complete one or more financing transactions during the next twelve months in order to continue our operations and to satisfy our liquidity obligations.  We have been pursuing financing alternatives, and have been in discussions with potential investors which may lead to a significant issuance of debt or equity securities, and may result in significant dilution for existing stockholders.  Under these circumstances, any failure to obtain additional financing, or to satisfy these obligations, could require us to reduce the scope of our operations, and could adversely affect our ability to operate as a going concern.

We believe we must generate sufficient cash from the following in order to maintain sufficient working capital:

•	the proceeds we receive from selling or financing asset-backed securities (including NIM notes or Class N Notes) in connection with our securitizations;

•	the proceeds from the sale of MSRs to a third-party mortgage servicer;

•	the premiums we receive from selling whole loans on a servicing-released basis;

•	origination fees collected on newly closed loans;

•	the cash flow from corridors and interest rate swaps; and

•	principal and interest payments we receive on our loans held for investment or sale.

         Currently, our primary uses of cash include the funding of:

•	mortgage loans held for investment – pre-securitization and mortgage loans held for sale which are not financed;

•
the difference between (a) the amount advanced by our credit providers on, and (b) the principal balance of, mortgage loans held for investment – pre-securitization and mortgage loans held for sale which are financed;

•	posting additional variation margin with our derivative counterparties on interest rate swaps used to finance future securitizations;

•	the required overcollateralization on new securitization transactions;

•	securitization bond discounts;

•
interest expense on warehouse credit financings (including any related margin calls), financing of mortgage loans held for investment, residual financing facilities, interest rate swap payments and other financings;

•	scheduled principal pay-downs on financing of mortgage loans held for investment, warehouse credit financings, residual financing facilities, and other financings;

•	transaction costs, derivative costs and related margin requirements and credit enhancement (O/C requirements) in connection with our securitizations;

•	repurchase of mortgage loans due to breaches of representations and/or warranties;

•	general ongoing administrative and operating expenses, including the cost to originate loans;

•
tax payments, including those related to excess inclusion income on our REMIC securitizations issued through 2004 and in the third quarter of 2007, and all, or a portion, of the dividends received from our REIT subsidiary; and

•	common stock dividends, if and when approved by the board of directors.

       Historically, we have financed our operations utilizing securitization financings, various secured credit financing facilities, issuances of corporate debt, issuances of equity, and MSRs sold in conjunction with each of our securitizations.

       We have repurchase agreements with institutions that purchased mortgage loans from us several years ago.  Some of the agreements provide for our repurchase of any of the mortgage loans that go to foreclosure sale.  At the foreclosure sale, we will repurchase the mortgage, if necessary, and make the institution whole.  The dollar amount of loans that were sold with recourse and are still outstanding totaled $271,000 and $387,000 at September 30, 2007 and December 31, 2006, respectively.  Included in “accounts payable and other liabilities” is an allowance for recourse loans related to those loans sold with recourse of $142,000 and $81,000 at September 30, 2007 and December 31, 2006, respectively.  During the nine months ended September 30, 2007, we reimbursed investors $70,000 through the recourse reserve to net settle several loans.  We did not repurchase any loans that were sold with recourse under our existing repurchase agreements during the nine months ended September 30, 2007 or during the year ended December 31, 2006.

Warehouse Financing Facilities

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

       To originate and accumulate loans for securitization, we borrow money on a short-term basis primarily through secured warehouse credit facilities.  Throughout each quarter, as we amass loans for inclusion in the next securitization, a significant portion of our total warehouse financing lines may be utilized to fund these loans.  As securitization transactions or whole-loan sales are completed, a substantial portion of the proceeds from the securitization or whole-loan sale are used to pay down our warehouse credit facilities.  Therefore, the outstanding amount of warehouse financing will fluctuate from quarter to quarter, and could be significantly higher or lower as our mortgage production and securitization programs continue.

The amounts we are able to borrow under our warehouse credit facilities may be dependent upon the valuations placed on the collateral (mortgage loans) by the warehouse providers.  The collateral is subject to valuation changes at any time and at the warehouse providers’ sole discretion.  Any subsequent reduction in the valuations of the collateral may result in a margin call, which will subject us to either posting a cash payment or delivering additional collateral to the warehouse provider and result in the reduction in our available liquidity and substantially harm our financial condition and results of operations.  There can be no assurance that we will be able to satisfy margin calls.  We have received substantial margin calls from our warehouse providers during the third quarter of 2007.  To date, we have been able to satisfy these margin calls from our existing liquidity.  There can be no assurance, however, that we will not be subject to increased margin calls after the date of this Report and, if so, whether we will be able to satisfy our obligations thereunder.

The terms of our warehouse agreements require us to comply with various operating and financial covenants, which are customary for agreements of this type.  The continued availability of funds provided to us under these agreements is subject to, among other conditions, our continued compliance with these covenants.  If we fail to comply with any of these covenants or otherwise default under a warehouse credit facility, the lender has the right to terminate the warehouse credit facility and require immediate payment, which may require sale of the collateral at less than optimal terms.  In addition, if we default under any one warehouse credit facility, it would generally trigger a cross-default under the other warehouse credit facilities.  We believe that we are in compliance with these covenants as of September 30, 2007.

All of our warehouse facilities provides us with the ability to borrow at the lower of 95% to 98% of fair market value or 100% of the par amount of the mortgage loans between 0 to 59 days delinquent (0 to 29 days delinquent for Deutsche Bank) and a limited amount of mortgage loans between 60 to 89 days delinquent (30 to 89 days delinquent for Deutsche Bank).  The majority of the loans collateralizing warehouse borrowings are held for a period of up to 120 days, at which point they are typically securitized or sold.  Each facility provides the ability to borrow against first and second lien loans and “wet” collateral, which are loans that have closed and have been funded, but for which we have not yet received the loan documents from the closing agent.  The material terms and features of our warehouse credit facilities in place at September 30, 2007 (including any subsequent changes thereto) are as follows:

        Deutsche Bank Warehouse Credit Facility.  We have a $500.0 million facility ($250.0 million of which is committed) with Deutsche Bank which bears interest based upon a fixed margin over one-month LIBOR.  This facility was scheduled to expire in October 2007, but has been extended to December 2007.  As of September 30, 2007, the outstanding balance under the facility was $158.6 million.

        RBS Greenwich Capital Warehouse Credit Facility.  We have a $500.0 million facility ($250.0 million of which is committed) with RBS Greenwich Capital Financial Products, Inc., which bears interest based upon a fixed margin over one-month LIBOR.  This facility was scheduled to expire in November 2007, but has been extended to December 2007.  As of September 30, 2007, the outstanding balance under the facility was $133.4 million.

JPMorgan Chase Warehouse Credit Facility.  We have a $500.0 million facility ($250.0 million of which is committed) with JPMorgan Chase which bears interest based upon a fixed margin over one-month LIBOR.  As of September 30, 2007, the outstanding balance under the facility was $114.7 million.

       Citigroup Warehouse Credit Facility.  We have a $500.0 million committed facility with Citigroup Global Markets Realty Corp., which bears interest based upon a fixed margin over one-month LIBOR. This facility expires in May 2008.  As of September 30, 2007, we had no outstanding balance under the facility.

       During the three months ended September 30, 2007, we did not renew our $500.0 million warehouse credit facility ($250.0 million of which was committed) with Bank of America.  We did not replace this credit facility as of September 30, 2007, as we believed our borrowing capacity under the remaining warehouse credit facilities were deemed to be sufficient to meet our needs.

Interest Rate Risk

       Our primary market risk exposure is interest rate risk.  Our results of operations may be significantly affected by the level of and fluctuation in interest rates.  (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk”).

       Current Interest Rate Environment.  Net interest income after provision for loan loss represented 173.4% and 72.8% of our net revenues (net interest income and non-interest income, less provision for loan loss) during the nine months ended September 30, 2007 and 2006, respectively.  Accordingly, the interest rate environment has a substantial impact on our earnings, affecting such matters as credit market, credit quality and changes to rating agencies assumptions (i.e., bad debt, losses, etc.).  Our balance sheet is currently liability sensitive.  A company with a liability sensitive balance sheet generally experiences reduced net interest income in a rising interest rate environment, while earnings are enhanced in a decreasing interest rate cycle.  The impact of rising short-term interest rates and a flattening of the yield curve have negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted.

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

We also sell loans on a whole-loan basis, from time-to-time, to banks and other financial institutions.  When we sell mortgage loans on a whole-loan basis, we normally make standard mortgage industry representations and warranties, which may require us to repurchase one or more of the mortgage loans if they are breached.  Additionally, certain whole-loan sale contracts include provisions that require us to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan.  In these instances, we are subject to repurchase risk in the event of a breach of the representations or warranties we make in connection with these whole-loan sales.  During the nine months ended September 30, 2007 and the year ended December 31, 2006, we repurchased or net settled $4.5 million ($1.2 million related to the three months ended September 30, 2007) and $2.3 million, respectively, of loans under certain re-purchase provisions related to whole-loan sales.

Geographical Concentration

Properties securing our mortgage loans held for investment are geographically dispersed throughout the United States.  For the three months ended September 30, 2007, approximately 21.1%, 12.0%, 7.5%, 6.9% and 5.9%, based upon principal balance, of the mortgage loans we originated were on properties located in New York, Florida, New Jersey, Illinois and Pennsylvania, respectively, with no other state representing more than 5% of the originations.

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

Inflation

       Inflation affects us most significantly in the areas of mortgage loan originations and profit margins.  Interest rates normally increase during periods of rising inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation).  Historically, as interest rates increase, mortgage loan production decreases, particularly from loan refinancing.  Generally, in those periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among loan originators and higher unit costs, further reducing our earnings.  (See “- Item 3. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate/Market Risk”).

Impact of New Accounting Standards

        Fair Value Measurement of Loan Commitments.  On November 5, 2007, the SEC issued SAB No. 109, which provides guidance regarding written loan commitments that are accounted for at fair value through earnings under GAAP.  The SEC had previously issued SAB No. 105, which stated that in measuring the fair value of a derivative loan commitment, it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  We will apply SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  We are currently evaluating SAB No. 109, and have not yet determined the effect it will have on our consolidated financial statements.

Offsetting of Amounts Related to Certain Contracts.  In April 2007, the FASB issued FSP No. FIN 39-1, which amends FIN No. 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN No. 39.  FSP No. FIN 39-1 also amends FIN No. 39 for certain terminology modifications.  FSP No. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle for all financial statements presented.  Upon adoption of FSP No. FIN 39-1, we are permitted to change our accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  We are currently evaluating FSP No. FIN 39-1, and have not yet determined the effect the adoption of FSP No. FIN 39-1 will have on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, FASB issued SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be so measured.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective for our fiscal year beginning after November 15, 2007.  We are currently assessing the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements, but we do not expect that the adoption during the first quarter of 2008 will have a material impact on our financial condition or results of operations.

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

       Changes in the general interest rate levels between the time we originate mortgage loans and the time we securitize or sell the mortgage loans can affect their value and, consequently, our net interest income by affecting the “excess spread” between the interest rate on the mortgage loans and the interest paid on the asset-backed securities issued by the securitization trusts.  We may use hedges, such as interest rate swaps and corridors, to mitigate the effect of changing interest rates between the time we originate loans and the time we either securitize or sell the loans.  If hedges are not utilized, as interest rates rise between the time we originate the loans and the time we securitize or sell the loans, the excess spread generally would narrow, resulting in a loss of value on the loans and lowering the net interest income we would receive on the mortgage loans we securitize and lower net gains, or possibly produce losses on the whole loans we sell.  Since we close and fund mortgage loans at a specified interest rate with an expected spread to be earned over their life, our exposure to decreases in the fair value of the mortgage loans rises when moving from a lower to a higher interest rate environment.  A higher interest rate environment results in our having a higher cost of funds.  This decreases both the fair value of the mortgage loans and the net spread we earn between the mortgage interest rate on each mortgage loan and our cost of funds under available warehouse credit facilities used to finance the loans prior to their securitization or sale.  As a result, we may experience lower spreads on securitized loans and a lower gain on whole-loan sales.

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

       Loan Price Volatility. We currently utilize the market for wholesale non-conforming mortgage loans to sell a portion of our loan origination production, normally at a gain, each quarter.  The use of the wholesale mortgage loan market to sell our loans is dependent upon the market prices being offered compared to the potential financial benefit of retaining the loans (i.e., securitizing the loans) in our portfolio.  Our financial results may be significantly impacted depending upon whether we decide to sell or retain the loans.  Our decision to sell will also depend, in part, on our ability to find purchasers for our loans at prices that cover origination expenses.

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

       When interest rates on our assets do not adjust at the same rates as our liabilities or when the assets have fixed rates and the liabilities are adjusting, our future earnings potential is affected.  We express this interest rate risk as the risk that the market value of assets will increase or decrease at different rates than that of the liabilities.  Expressed another way, this is the risk that net asset value will experience an adverse change when interest rates change.  We assess the risk based on the change in market values given increases and decreases in interest rates.  We also assess the risk based on the impact to net loss or income in changing interest rate environments.

       Management primarily uses financing sources where the interest rate resets frequently.  As of September 30, 2007, the adjustable-rate borrowings under all of our financing arrangements adjust daily (i.e., our warehouse credit facilities) or monthly (i.e., residual financing facility or portions of our securitization debt).  On the other hand, most of the mortgage loans we own are fixed rate; the remainder contain features where rates are fixed for some period of time and then adjust frequently thereafter (typically every six months).  For example, one of the types of loan products we originated prior to September 30, 2007 is referred to as a “3/27” loan.  This 30-year loan has a fixed rate of interest for its first three years and then adjusts every six months thereafter.

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

       We refer to the one-year and the three-year projections of net interest income as the “base case.”  Once the base case has been established, we “shock” the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward.  Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward LIBOR curve used to determine the base case and includes any associated changes in projected mortgage prepayment speeds.  The following sensitivity table presents the results of each 100 basis point change in interest rates compared to the base case, in order to determine the estimated dollar and percentage change to net interest income at September 30, 2007:

(Dollars in thousands)	Base Case	Up 100 Basis Points	Up 200 Basis Points	Down 100 Basis Points	Down 200 Basis Points
One-Year Projection:

Net interest income (1)(2)	$166,135	$163,360	$161,146	$167,500	$169,924
Percentage change from base		(1.67)%	(3.00)%	0.82%	2.28%

Three-Year Projection:

Net interest income (1)(2)	$346,500	$342,330	$338,613	$349,862	$355,159
Percentage change from base		(1.20)%	(2.28)%	0.97%	2.50%

(1)    Net interest income from assets (income from mortgage loans held for investment and interest rate caps) less expense from liabilities (financing on mortgage loans held for investment and warehouse interest expense) in a parallel shift in the yield curve, up and down 100 basis points and 200 basis points.

(2)    Assumes warehouse interest expense through December 31, 2007.

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

        We seek to build a consolidated balance sheet and undertake an interest risk management program that is likely, in management’s view, to enable us to maintain an equity liquidation value sufficient to maintain operations in a variety of potentially adverse circumstances.  Accordingly, the hedging program addresses income preservation, as discussed in the first part of this section.

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

Maturity and Repricing Information

The following table summarizes the notional amount, expected maturities and weighted-average strike price or rates for corridors and amortizing notional balance interest rate swaps that we held as of September 30, 2007:

(Dollars in thousands)	Total	One Year	Two Years	Three Years	Four Years	Five Years & Thereafter
Caps bought - notional	$430,636	$270,984	$39,803	$30,157	$23,245	$66,447
Weighted-average strike rate	7.39%	7.31%	7.46%	7.46%	7.43%	7.42%

Caps sold - notional	$430,636	$270,984	$39,803	$30,157	$23,245	$66,447
Weighted-average strike rate	9.30%	9.33%	9.27%	9.27%	9.29%	9.32%

Amortizing notional balance interest rate swaps:
Notional	$276,785	$146,368	$97,649	$32,768	$--	$--
Weighted-average rate	5.10%	5.11%	5.08%	5.00%	--	--

Item 4.  Controls and Procedures

       Prior to the filing of this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures also are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no significant deficiencies or material weaknesses identified during the course of this evaluation.  There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
In or about November 2004, we received notice that we have been named in a lawsuit styled as a collective action filed in the United States District Court of the Western District of Pennsylvania, alleging that our subsidiary, Fidelity Mortgage Inc. (“Fidelity”, now a division of our other subsidiary, Delta Funding Corporation), did not pay its loan officers overtime compensation and/or minimum wage in violation of the Federal Fair Labor Standards Act (“FLSA”).  The complaint seeks: (1) an amount equal to the unpaid wages at the applicable overtime rate, (2) an amount equal to the minimum wages at the applicable minimum wage, (3) an equal amount as liquidated damages, (4) costs and attorneys’ fees, (5) leave to add additional plaintiffs, and (6) leave to amend to add claims under applicable state laws.  We filed an answer and discovery has commenced.  In April 2005, the plaintiff filed his motion for conditional class certification and in May 2005, Fidelity filed its opposition to that motion.  In June 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the plaintiff’s motion for conditional class certification be granted, and that plaintiff’s motion to authorize judicial notice be granted (subject to revision and final approval by the District Court).  In July 2005, Fidelity filed with the District Court its objections to the Magistrate Judge’s Report and Recommendation and the plaintiff filed its opposition to our objections.  In July 2005, the District Court upheld the Magistrate Judge’s Report and Recommendation.  Any potential class members who desired to join the collective action were provided an opportunity to do so during an “opt-in” period that ended in October 2005.  Approximately 180 individuals, virtually all of whom are former employees, are plaintiffs in the collective action.  In April 2006, the plaintiffs filed a motion for summary judgment.  By agreement in June 2006, the Court stayed the action while the parties engaged in non-binding mediation, and plaintiffs’ motion for summary judgment was withdrawn without prejudice to it being re-filed.  The matter was not resolved through mediation, the stay was lifted in August 2006, the plaintiffs’ motion was re-filed and we filed our opposition to the motion and a cross-motion for partial summary judgment.  In September 2006, the plaintiffs filed their papers in response to our opposition to their motion and replied to our cross-motion.  In October 2006, we filed our reply papers to the plaintiffs’ opposition to our cross-motion.  In March 2007, the Magistrate Judge rendered a report and recommendation that the plaintiffs' motion for summary judgment be granted, and our motion denied, as to our entitlement to a retail or service establishment exemption under the FLSA; that plaintiffs’ motion be denied as to: (a) our entitlement to an administrative employee exemption under the FLSA and (b) plaintiffs’ entitlement to liquidated damages; and our motion be granted as to the sufficiency of the employees’ compensation under the salary basis test, but denied as to the remaining two conditions of an administrative employee exemption.  In April 2007, we filed our objections to the Magistrate Judge's report and recommendation, insofar as it did not recommend the granting of our cross-motion for partial summary judgment, and the plaintiffs filed their opposition to our objections.  In May 2007, we filed our reply to the plaintiffs' opposition to our objections.  In May 2007, the District Court issued an order adopting the Magistrate Judge’s report and recommendation.  In July 2007, we filed a motion for certification of an interlocutory appeal from the District Court’s May 2007 order and the plaintiffs filed their opposition papers in July 2007; and we filed our reply papers in August 2007.  Discovery is continuing. We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

•
In or about February 2007, we received notice that we had been named in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we had accessed certain consumers' credit reports without a permissible purpose under the Fair Credit Reporting Act of 1970, as amended (“FCRA”), and sent improper prescreening offers in Illinois.  The complaint seeks: (a) certification of a class of plaintiffs, (b) injunctive relief against further violations, (c) statutory damages and general and other damages, and (d) attorneys’ fees, costs and litigation expenses, based upon alleged (i) violations of the FCRA, (ii) common law invasion of privacy and (iii) consumer fraud/unfair acts and practices.  In March 2007, we filed a motion for a stay of the action pending certain decisions expected to be rendered by other courts in actions pending against other companies, which decisions we expect may impact the legal issues involved in our case.  In March 2007, the Court stayed the action until June 2007.  In June 2007, the plaintiff stipulated, without prejudice, to dismissing the common law invasion of privacy claim and the consumer fraud/unfair acts and practices claim, and dismissed only that part of the relief seeking injunctive relief on the FCRA claim.  In June 2007, we filed an answer to the complaint and discovery is proceeding.  In July 2007, plaintiff filed a motion for class certification and our opposition filing was due in August 2007.  In September 2007, we agreed to an individual nuisance value settlement on an individual basis with the plaintiff and the lawsuit has been dismissed.

•
In or about August 2007, we received notice that we have been named in a lawsuit styled as a class action and collective action filed in the United States District Court of the Eastern District of New York, alleging that Fidelity did not pay its loan officers overtime compensation and/or minimum wage in violation of the FLSA and New York and Ohio state wage and hour laws.  The complaint seeks (1) with respect to the FLSA collective action claims: (a) an amount equal to the unpaid wages at the applicable overtime rate, (b) an amount equal to the overtime wage damages as liquidated damages, (c) judgment that Fidelity willfully violated the FLSA, (d) prejudgment interest and (e) costs and attorneys’ fees; (2) with respect to the New York state wage and hour laws claims: (a) certification of a class of plaintiffs, (b) an amount equal to the unpaid wages at the applicable overtime rate, and (c) costs and attorneys’ fees; and (3) with respect to the Ohio state wage and hour law claims: (a) certification of a class of plaintiffs, (b) an amount equal to the unpaid wages at the applicable overtime rate, (c) an amount equal to six percent of the unpaid overtime wage, or $200, whichever is greater, as liquidated damages and (d) costs and attorneys’ fees.  In October 2007, we filed an answer to the complaint.  We believe that we have meritorious defenses and intend to vigorously defend this suit, but cannot estimate with any certainty our ultimate legal or financial liability, if any, with respect to the alleged claims.

Item 1A.  Risk Factors

Certain statements contained in this Quarterly Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties that exist in our operations and business environment, and are subject to change based on a variety of important factors.  Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “anticipate that,” “believes,” “continue to,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predict,” “project,” “should,” “target,” “could,” “is likely to,” “believe,” “to be,” “will be,” “will continue to be,” or similar words or terminology.  These statements include, but are not limited to, our future profitability and our future net interest income, our future cash flows, financing activities and liquidity requirements, the future performance of our loan portfolios, the impact of changes in interest rates, our future hedging strategy, the availability of warehouse, residual and other credit facilities; our ability or inability to continue to access the securitization and whole-loan markets on favorable terms and conditions or at all; the structure of future securitizations (sale or financing); the potential impact that amortizing the discount related to our warrants may have on our financial statements; rating agencies' changes impacting reserve levels; loan prepayment rates, delinquency and default rates; the impact of expected losses on REOs; the impact of changes to accounting rules, our ability to realize benefits from our deferred tax asset, changes in tax laws, and our anticipated outcome of litigation and regulatory matters, as well as statements expressing optimism or pessimism about future operating results.  Such statements are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements are based upon management’s views and assumptions as of the date of this Quarterly Report regarding future events and operating performance and are applicable only as of the date of such statements.  By their nature, all forward-looking statements involve risk and uncertainties.  We caution readers that numerous important factors discussed in this section, or detailed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors,” in some cases have caused, and in the future could cause, our actual results to differ materially from those expressed in any forward-looking statements made in this Quarterly Report.

The following risks and uncertainties, and those contained in our Annual Report on 10-K for the year ended December 31, 2006, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such forward-looking statements.  We do not undertake any obligation to update any of these statements in light of future events, except as required by law.  There can be no assurance, however, that our expectations will necessarily come to pass.  We qualify any and all of our forward-looking statements entirely by these cautionary factors.  The following include some, but not all, of the factors or uncertainties that could cause our actual results to differ from our projections:

•
The subprime and securitization markets have continued to experience disruptions and more severe turmoil, which has continued through the date of this Report.  The combination of these significant industry events – including relatively poor performing collateral primarily from 2006 and early 2007 securitizations, rating agencies downgrades, changes in credit enhancement levels required by rating agencies, issues with investors in sub-prime mortgage securities, and mortgage companies failing – has resulted in what has been characterized as unprecedented disruption in the securitization market upon which we and others in the subprime industry rely for long-term financing, further exacerbating the operating environment.  In response to higher rates of delinquencies and defaults, a large number of mortgage-backed securities have been placed on “credit watch,” and in many cases, downgraded, by the major U.S. rating agencies (S&P, Moody's, Fitch and/or DBRS).  As a result, investors in asset-backed securities (“ABS”), including collateralized debt obligations (“CDO”) and structured investment vehicles (“SIVs”), have either been experiencing, or are expected to experience, problems arising from their investments in subprime mortgage securities.  Also, during the third and fourth quarters of 2007, the major U.S. rating agencies that rate subprime securitizations have significantly increased reserve requirements for the securitizations to provide additional credit support.  The magnitude of these increased reserve requirements was unanticipated.  Unexpected changes in ratings or rating methodology by the major U.S. rating agencies, including, without limitation, the required levels of O/C on our newly issued or existing securitization transactions may have an adverse impact on our cash position and may affect the prices we receive on all or certain portions of the asset-backed securities we issue.  The required O/C and sizing of each rated class of asset-backed securities being offered are generally determined solely by the rating agencies;

•
Our ability or inability to continue our practice of securitizing mortgage loans, as well as our ability to utilize optimal securitization structures (including the execution of NIM transactions and the sale of MSRs at the time of securitization) at terms favorable to us to generate sufficient cash proceeds to offset our current cost structure.  We rely heavily upon the asset-backed securities market for our long term financing.  During the past several months and continuing through the filing date of this Report, this market has been severely constrained, with only a small number of transactions coming to market.  We cannot assure you that we will continue to be successful in securitizing mortgage loans.  Our ability to complete securitizations of our mortgage loans will depend upon a number of factors, many of which are beyond our control, including conditions in the credit and securities markets generally, conditions in the asset-backed securities market specifically and the performance of our mortgage loans previously securitized;

•
The disruption and severe turmoil in the subprime and securitization markets discussed above has negatively impacted our operations and eroded a substantial amount of our liquidity.  If these market conditions continue or worsen, particularly if we are unable to consummate securitizations, or to do so on favorable terms, we may need to raise additional capital, which would likely be very dilutive to our existing stockholders and/or carry significant interest expense to us.  In light of recent market conditions, and our operations in the subprime sector, there may be a very limited number of investors who may seek to make an investment in us.  We are in discussions with potential investors which may lead to a significant issuance of debt or equity securities, and may result in significant dilution for existing stockholders.  There can be no assurance that we will be able to raise additional capital on terms favorable to us, or at all.  If we cannot raise additional capital, we may need to reduce, or even substantially reduce, the scope of our operations, including our loan production, the size of our workforce and the number and size of our facilities, all of which could result in financial losses, and could adversely impact our ability to operate as a going concern;

•
Our ability to realize proceeds equal to or greater than the carrying value of the mortgage loans we securitize.  We were not able to do so during the third quarter of 2007 and cannot assure you that we will be successful doing so in the future.  As a result of conditions within the subprime mortgage industry, rating agencies, financial guarantee insurers and investors have recently begun to, and may continue to in the future, require additional credit enhancement to support the securities sold in securitizations of subprime mortgage loans.  This requirement generally has the effect of reducing the proceeds we may receive from, and increasing the overall expense of, executing securitizations.  The rating agencies that rate subprime securitizations have recently increased reserve requirements, the magnitude of which was unanticipated, which may affect the amount of proceeds we can expect to receive in future securitizations.  We have raised our mortgage rates and modified our product offerings and underwriting guidelines in an effort to mitigate the effects of these changes.  There can be no assurance, however, that we will be successful in doing so.  In addition, we expect to receive lower proceeds from any future securitization that contains collateral that was originated based upon our previous guidelines and rates;

•
Our ability or inability to continue to access, renew or replace credit facilities at favorable terms and conditions, including without limitation, warehouse and other credit facilities used to finance newly originated mortgage loans held for investment – pre-securitization or mortgage loans held for sale and our ability or inability to comply with covenants contained in these credit facilities.  In the past, our warehouse providers have agreed to increase the available capacity on our warehouse credit facilities beyond their contractual limits.  There can be no assurance that our warehouse providers would do so in the future should the need arise;

•
Because our warehouse credit providers generally rely on the securitization and whole loan markets as a means for valuing the mortgage loans securing their warehouse lines, changes in securitization prices in the primary or secondary credit markets or reserve requirements by the rating agencies, or other disruption in the securitization and whole-loan markets, may have an adverse impact on the valuation ascribed to our mortgage loans used as collateral under our warehouse lines.  This may result in our warehouse lenders increasing the amount of their margin calls and reducing the advance rate they will provide to us under these credit lines, which may adversely impact our cash position.  As discussed above, the securitization and whole-loan market has been severely disrupted over the past several months, particularly since mid-July 2007 and continuing through the date of this Report.  Few transactions have been consummated and, as a result, warehouse line providers have significantly marked down the value of the collateral of loans against which they provide financing - which has resulted in margin calls being placed and a reduction in the advance rates received by subprime and other lenders, including us.  These increased margin calls and lower advance rates have required us and other lenders to utilize large amounts of capital to make up the shortfall and have resulted in more distressed sales which, in turn, put further downward pressure on whole loan sale prices, regenerating the cycle with escalating negative results.  The amount of financing we receive under our warehouse credit facilities depends in large part on our lenders’ valuation of the mortgage loans securing the financings.  Each credit facility provides the lender the right to re-evaluate the loan collateral that secures our outstanding borrowings at any time.  If the lender determines that the value of the collateral has decreased, the lender has the right to initiate a margin call.  A margin call would require us to provide the lender with additional collateral or to repay a portion of our outstanding borrowings.  Any margin call would result in the reduction in our available liquidity and harm our results of operation and financial condition.  We have received substantial margin calls from our warehouse providers during the three months ended September 30, 2007, and subsequent to that date.  To date, we have been able to satisfy all such margin calls from our existing liquidity.  There can be no assurance, however, that we will not be subject to increased margin calls after the filing of this Report and, if so, whether we will be able to satisfy our obligations thereunder.  In the event we are not able to satisfy a margin call, we could lose the related line of credit and trigger defaults under our other credit facilities;

•
Any significant change in the credit quality or fair market value of our loan portfolio would have a significant effect on our financial position (both as to profitability and cash flows), the amount of borrowings we can generate from our warehouse credit facilities, results of operations and our ability to securitize or sell our loans.  Declines in the fair market value of the mortgage loans held as collateral under our warehouse credit facilities may subject us to margin calls, which may effect our financial position and results of operations.  A substantial number of margin calls could cause us to breach the required capital or other covenants under our warehouse credit facilities.  Each such breach, unless waived, could trigger a default of our other facilities under their respective cross-default provisions.  Developments of this kind could cause us to lose access to these warehouse credit facilities;

•
In August 2007, we entered into a $60.0 million repurchase facility financing transaction with Angelo Gordon to increase our available liquidity.  The repurchase facility is collateralized by our residual certificates, which entitle the holder to receive the excess cash flow, if any, remaining in each payment period under the applicable securitization, after payments have been made in respect of the asset-backed notes and certificates, the contractual servicing fee and other fees, costs and expenses of administering the securitization trust.  Under the terms of the repurchase facility, the cash flows from our securitization certificates will be applied to pay down the principal of the repurchase facility.  We are also obligated to make monthly interest payments on the then-existing principal balance of the repurchase facility.  Although the repurchase facility has permitted us to monetize the securitization certificates’ excess cash flows to bolster our liquidity, it has also eliminated, for now, our receipt of cash flows from these securitization certificates until the facility has been repaid in full.  The elimination of these cash flows, upon which we have relied heavily over the past several quarters to help offset our operating costs, can have a negative effect on our financial condition.  In addition, the repurchase facility matures in 12 months, if not sooner repaid.  There can be no assurance that we will be able to repay the outstanding balance of the repurchase facility at that time, if at all or that it will be renewed or extended;

•	Our ability to obtain additional sources of collateralized financing is limited as the majority of our assets are encumbered by our present financing sources;

•
Our profitability has recently declined, and we cannot assure you that we will be profitable in future periods.  We reported a net loss of $39.6 million for the three months ended September 30, 2007, compared to net income of $8.0 million for the same period of 2006.  We reported a net loss of $34.0 million for the nine months ended September 30, 2007, compared to net income of $21.8 million for the same period of 2006.  We expect to report a loss in the fourth quarter of 2007 related to the tumultuous market conditions, expected securitization execution and our current level of originations.  Our profitability for the current fiscal year has been adversely affected by the fact that our results of operations for the nine months ended September 30, 2007 included a significant loss related to the structuring and execution of our September 2007 securitization, as well as losses arising from our August 2007 staff reduction and branch closings;

•
Recently, numerous residential mortgage loan originators that originate subprime mortgage loans have experienced serious financial difficulties and, in some cases, bankruptcy.  Those difficulties have resulted in part from declining markets for mortgage loans, as well as from claims for repurchases of mortgage loans previously sold for material breaches of the representations and warranties made on the mortgage loans, such as fraud claims.  The mortgage loans we originate are generally considered subprime mortgage loans, and it is possible that we, due to substantial economic exposure to the subprime mortgage market, for financial or other reasons, may not be capable of repurchasing or providing a substitute mortgage loan for any defective mortgage loans we previously securitized or sold;

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

•
The leveling off or decline in the value of residential properties could have a significant impact on our origination levels and/or financial position and results of operations.  The increase in home prices over the last several years contributed to the growth in our origination volume, as well as reducing the risk of losses by improving LTV or combined LTV (“CLTV”) ratios.  The slowing of home-price growth, or decline in values in some markets, could have a significant impact on our mortgage loan origination growth, amounts of losses incurred on REO properties, as well as impact our prepayment speed and credit loss assumptions on the mortgage loans held for investment and the corresponding allowance for loan losses;

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

•
We are subject to risks in connection with the level of our allowance for loan losses.  A variety of factors could cause our borrowers to default on their loan payments and the collateral securing such loans to be insufficient to pay any remaining indebtedness.  In such an event, we could experience significant loan losses.  In the process of originating a loan, we make various assumptions and judgments about the ability of the borrower to repay it, based on the creditworthiness of the borrower and the value of the real estate, among other factors.  We establish an allowance for loan losses through an assessment of probable losses in our loan portfolio.  Several factors are considered in this process, including historical and projected default rates and loss severities.  If our assumptions and judgments regarding these matters are incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made.  Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material;

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

•
Any change to or elimination of loan products we offer (including the states in which we choose to originate loans) may have a significant effect on, including without limitation, the amount of loans we originate, our ability to complete securitizations, the credit ratings of the asset-backed securities and the amount of loans we sell.  The changes or eliminations may also effect our financial position, our results of operations and our ability to securitize or sell our loans;

•
Periods of general economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining real estate values.  Because of our focus on credit-impaired borrowers, the actual rate of delinquencies, foreclosures and losses on loans affected by the borrowers’ reduced ability to use home equity to support borrowings could be higher than those generally experienced in the mortgage lending industry.  We are particularly subject to economic conditions in the northeastern U.S., where approximately 42.1% and 41.6% of our loans were originated during the three and nine months ended September 30, 2007, respectively.  Any sustained period of increased delinquencies, foreclosure, losses or increased costs could further adversely affect our ability to securitize or sell loans in the secondary market and may cause us to sustain a reduction in our net income or incur losses.  More detailed delinquency information regarding the loans collateralizing each of our securitizations (which comprise our mortgage loans held for investment – securitized portfolio) is available on our website at www.deltafinancial.com/regAB.htm;

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

•
Some of our loan products may require payment adjustments during the term of the mortgage loan that may result in increased payment defaults by borrowers and higher losses to us.  This can result in payment defaults by borrowers who are unprepared or unable to meet higher payment requirements.  In addition, some of our loan products do not amortize evenly, and generally enable the borrower to either pay only interest for several years before the loan begins amortizing, or to pay a reduced principal and interest payment for the first 10 years.  These loan products, in addition to possibly having increased payment defaults, also may result in higher losses to us due to higher principal balances outstanding at the time of a borrower default than would be the case for a loan that amortizes evenly throughout its term;

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

•
There may be negative impacts that the adoption of new, or amendments to, federal, state or local lending laws and regulations and the application of these laws and regulations may have on our ability, or willingness, to originate loans on a national, state or local level, or to ultimately sell those loans through securitization, or on a whole-loan basis.  In some instances, as a result of these laws and regulations, we may choose or be forced to severely limit, or even cease, our lending activities in a particular area.  The federal government and many states and local municipalities have adopted and/or are considering adopting laws that are intended to further regulate our industry.  We anticipate that the level of regulatory activity at the federal and state level is likely to increase in the short term, in light of higher defaults and reports of unprecedented numbers of consumers at risk to lose their homes.  Many of these laws and regulations seek to impose broad restrictions on certain commonly accepted lending practices, including some of our practices.  In addition, federal, state and local laws could impact O/C requirements set by the rating agencies, which could decrease the cash proceeds we may receive from our securitizations;

•
The increasing number of federal, state and local “anti-predatory” lending and consumer protection laws may restrict our ability to originate, or increase our risk of liability with respect to, some types of mortgage loans and could increase our cost of doing business.  In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration for adoption, that are intended to eliminate so-called “predatory” lending practices and provide consumers with additional protections.  These laws, rules and regulations impose restrictions on mortgage loans on which certain points and fees, interest rate, or the annual percentage rate (“APR”) exceed specified amounts.  Some of these restrictions expose lenders to the risk of litigation and penalties no matter how carefully a loan is underwritten.  In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, as well as on other secondary market participants such as underwriters and investors, regardless of whether a purchaser or participants knew of or participated in the violation.  The U.S. Federal Reserve Board announced that it would hold hearings to consider new regulations in the subprime mortgage sector, and U.S. Congress has also announced that it is conducting hearings to consider new legislation.  Further, other federal regulatory agencies have introduced guidance restricting certain products offered by depository institutions that state banking regulators may adopt and require non-depository mortgage lenders to follow as well.  As the result of these laws, rules, regulation, and guidance, we may choose to severely limit, or even cease, our lending activities in some jurisdictions.  In addition, we may find it difficult, if not impossible, to sell or securitize loans since purchasers and secondary market participants may be reluctant to risk such liability;

•
The increasing number of state foreclosure prevention programs, such as in Maryland, Massachusetts and Ohio, could have the potential of substantially decreasing the return earned by investors in our mortgage loan securitizations;

•
Costs associated with litigation and rapid or unforeseen escalation of the cost of regulatory compliance, generally including, but not limited to, the adoption of new, or changes in, federal, state or local lending laws and regulations and the application of these laws and regulations, licenses, environmental compliance, the adoption of new, or changes in, accounting policies and practices and the application of these policies and practices.  Failure to comply with various federal, state and local regulations, accounting policies and/or environmental compliance can lead to the loss of approved status, rights of rescission for mortgage loans, class action lawsuits, demands for indemnification or loan repurchases by purchasers of our loans and administrative, enforcement or investigatory actions against us;

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

•
A decline in the quality of servicing and/or a degradation in the financial condition of the entity servicing our mortgage loans could lower the value of our securitized loan portfolio, as well as our ability to sell or securitize loans.  Ocwen Loan Servicing, LLC, a third-party mortgage loan servicer, presently services our loan portfolio.  Poor servicing by Ocwen Loan Servicing, LLC (or its parent, Ocwen Financial Corporation, or subsidiaries, collectively referred to as “Ocwen”) or any other third-party servicer who services our loans could harm the value of our mortgage loans and our ability to sell or securitize them.  Additionally, regulatory actions and class action lawsuits against these servicers could harm the value of our securitized loans and our ability to sell or securitize loans.  Ocwen has been named as a defendant in a number of purported class action and other lawsuits that challenge its servicing practices under applicable federal and state laws.  In addition, on November 29, 2005, a jury in County Court for Galveston County, Texas, returned a verdict of $11.5 million in compensatory and punitive damages and attorneys' fees against Ocwen, in favor of a plaintiff borrower who defaulted on a mortgage loan it serviced.  The plaintiff claimed that Ocwen’s foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law.  On February 9, 2006, the trial court reduced the jury verdict and entered judgment in the amount of approximately $1.8 million.  Ocwen has indicated in its public filings that it believes the judgment was against the weight of evidence and contrary to law and that the attorneys’ fees award, which comprises approximately $1.1 million of the judgment, should be reduced as impermissibly excessive.  Ocwen also has indicated in its public filings that it has appealed the decision and intends to continue to vigorously defend this matter.  Further, according to its public filings, Ocwen maintains high levels of indebtedness.  Ocwen is a non-investment grade company and in 2004 terminated its banking subsidiary's status as a federal savings bank under supervision of the Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation (“FDIC”).  Ocwen is now licensed and regulated primarily at the state and local level.  On September 13, 2006, a complaint was filed in the United States Bankruptcy Court in Delaware against Ocwen and other parties by the Chapter 7 Trustee of American Business Financial Services, Inc. and its subsidiaries (collectively, “ABFS”) alleging various improper activities and conduct that have harmed ABFS.  Claims against Ocwen include damages resulting from improperly servicing mortgage loans included in ABFS-sponsored securitizations and from actions relating to the acquisition of servicing rights from ABFS on those securitizations.  Ocwen believes the claims made by ABFS are without merit and intends to vigorously defend the matter.  If Ocwen’s operations are impaired as a result of litigation, judgments, governmental investigations, its inability to repay its indebtedness when due, or further degradation of its capitalization or credit rating, our profitability and operations may be harmed;

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

•
Our ability to securitize or sell certain of the mortgage loans we originate depends upon the acceptance of those products by various parties in the market, including, among others, underwriters or purchasers of our asset-backed securities, ratings agencies, bond insurers and/or whole-loan purchasers.  Any one of these or other parties can determine that certain of the loan products that we originate (now or in the future) are undesirable or problematic, which can make it more difficult to securitize these loans or sell them at par in the future.  Our inability to securitize or sell certain types of loan products in the future may cause us to (1) retain such loans in our portfolio, which may have an adverse impact on our cash position or generate losses, or (2) sell them at a significant discount, which may generate losses and adversely effect cash flows.  Recent bankruptcies, and regulatory and legal actions affecting the subprime sector may cause our loans to be viewed as less desirable for securitization.  In the recent past, other subprime mortgage lenders have encountered substantial difficulties in completing securitizations of these mortgage loans, and we cannot assure you that we will be able to complete any additional securitizations;

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

•
In light of a recent United States Supreme Court decision, federally regulated institutions, including national banks, are potentially not subject to comply with some of the state rules that we must comply with, which could have an adverse impact on ability to compete in certain states.  In addition, the absence of prepayment penalties on some of our loans also could adversely impact our securitizations and related profitability;

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

•
The risk that using Insured Automated Valuation Models (“Insured AVMs”) in lieu of appraisals could increase our losses.  An AVM may be considered a less accurate measure to value a property than a full appraisal with an interior inspection performed by a licensed appraiser.  We utilized an Insured AVM on approximately 13.5% and 14.0% of the loans we originated during the three and nine months ended September 30, 2007, respectively.  If the values received from the AVM are higher than the actual property values, we may incur higher losses.  While we obtain an insurance policy on the AVM value at the time of origination, there can be no assurance that we will recover claims from this policy in the event of a loss;

•	Unpredictable delays or difficulties in the development of new product programs;

•
The effect that an interruption in, or breach of, our information systems could have on our business.  The possibility of failure of our operating facilities, computer systems and communication systems during a catastrophic event;

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

•
Our inability to comply with REIT qualification tests for our REIT subsidiary on a continuous basis would subject our securitization trusts owned by our REIT subsidiary to federal income tax as a corporation (as a taxable mortgage pool) and not allow its tax returns to be filed as part of consolidated income tax return with any other corporation.  The REIT rules require compliance with asset, income, distribution and ownership tests.  The ownership test prohibits five or fewer stockholders from owning more than 50% of our common stock.  As of September 30, 2007, members of the Miller family (considered one stockholder under the attribution rule applicable to the ownership of REIT stock) own approximately 33.0% of the common stock (including employee stock options and unvested stock awards as required by the Internal Revenue Code (the “Code”) and related rules and regulations).  There can be no assurance that we will be able to comply with these tests or remain compliant.  Failure to remain compliant would result in the imposition of a tax upon our securitization trusts and would reduce cash flow that would otherwise be available to make payments on the offered asset-backed securities and reduce the amount that we would receive from the securitization trusts.  In addition, it would result in an event of default, unless waived, under our warehouse and certain other credit facilities.  Accordingly, a failure to remain compliant with the REIT qualification tests may reduce our profitability and cash flow and have a material adverse impact on us;

•
The value of our deferred tax asset and our ability to use such deductions/losses may be significantly limited.  These built in losses could provide significant future tax savings to us if we are able to use them.  However, our ability to use these tax benefits may be impacted, restricted or eliminated by a number of factors including, but not limited to:

             •     our ability to generate sufficient net income to utilize these built in losses;

               •     a future ownership change of us within the meaning of Section 382 of the Code; and

             •     future changes in laws or regulations, which changes may have retroactive effect, relating to the use of these built in losses.

To the extent that we are unable to utilize these built in losses, our results of operations, liquidity and financial condition could be adversely affected in a significant manner.  Under Section 382 of the Code, a corporation is limited in its ability to use existing net operating losses carryforwards and net unrealized built in losses once that corporation experiences an "ownership change" (as that term is defined in the Code and its regulations).  More specifically, corporations are limited in their ability to use net built in losses and net operating losses carryforwards that are in existence prior to an "ownership change" to offset taxable income they receive after an "ownership change."

Any future equity offering(s) and/or changes in our major stockholders during the look back period resulting in a change in ownership within the meaning of Section 382 of the Code may limit the amount of net built in losses and net operating loss carryforwards that exist as of the date of change that we may claim in future periods which may result in higher taxable income for the company (and a significantly higher tax cost to us as compared to the situation where these tax benefits are preserved);

•
The amounts we have recorded as deferred tax assets are reliant upon current corporate income tax rates, which may change in the future.  Any change in the maximum corporate income tax rates affects our deferred tax assets and the provision for income taxes in the period of change.  If the maximum corporate federal income tax rate is reduced, our deferred tax assets would decrease and our income tax expense would increase, thus affecting our results from operations, liquidity and financial condition possibly in a significant manner.  Additionally, if we fail to remain profitable in the future, a valuation allowance against our deferred tax asset may be necessary;

•
Our executive officers (specifically, members of the Miller family) collectively own a large percentage of our shares of common stock and could influence matters requiring stockholder approval.  Accordingly, if members of the Miller family were to act in concert, they would have the ability to exercise significant influence over us with respect to matters submitted to a stockholder vote, including the approval of fundamental corporate transactions, such as mergers and acquisitions, consolidations and asset sales, and electing members of our Board of Directors.  As long as the Miller family controls such a substantial percentage of our shares, third parties may not be able to gain control of us through purchases of our common stock.  In addition, members of the Miller family hold positions as executive officers of our Company, including Chairman, President and Chief Executive Officer, Executive Vice President (Chief Credit Officer) and Executive Vice President (General Counsel);

•
The investors in our August 2007 financings, Angelo Gordon Entities and PIF Investors, beneficially own a significant portion of our outstanding shares (or warrants, which if exercised, would constitute a significant portion of our then-outstanding common stock), and therefore, they could also exercise significant influence as to the matters described above;

•	Compliance with the Sarbanes-Oxley Act of 2002 and proposed and recently enacted changes in securities laws and regulations are likely to increase our operating costs; and

•
Future sales of shares of our common stock, including shares of common stock held by our insiders, may negatively impact the price of our common stock.  In addition, in our August 2007 financing, we issued convertible notes, which were converted into an additional 2.0 million shares of common stock in October 2007, and issued warrants for an additional 10.0 million shares of our common stock.  We are obligated to register the shares related to the convertible note for resale, while the warrant holders were granted registration rights.  We have filed a registration statement providing for the resale of all of the shares issued upon conversion of the convertible notes, and for a substantial portion of the shares issuable upon exercise of the warrants.  The market price of our common stock may decline if a substantial number of shares of our common stock is sold, or the perception that those sales might occur.  We are unable to predict whether significant numbers of shares will be sold in the open market in anticipation of or following a sale by insiders.

Item 4.  Submission of Matters to a Vote of Security Holders

        On October 4, 2007 we held a special meeting of our stockholders.  At the meeting, our stockholders approved both proposals presented at a special meeting of stockholders, relating to our August 2007 financings.  First, the stockholders approved the issuance of 5.4 million shares of our common stock upon the exercise of warrants held by the Angelo Gordon Entities.  As a result of the approval, all of the warrants are now exercisable for a total of 10.0 million shares of our common stock, at an exercise price of $5.00 per share.  Second, the stockholders approved the issuance of 2.0 million shares of our common stock to the PIF Investors.  The result of the stockholder vote was as follows:

▪
Votes cast in favor of the warrants to issue 5.4 million shares of our common stock to the Angelo Gordon Entities totaled 18,147,995, while 199,193 votes were cast against and 35,263 votes were withheld.

▪	Votes cast in favor of the issuance of our common stock to the PIF Investors totaled 18,191,841; while 156,210 votes were cast against and 34,375 votes were withheld.

As a result of this second approval, the $10.0 million of convertible notes issued to the PIF Investors in August 2007 were automatically converted into 2.0 million shares of common stock as of October 4, 2007, resulting in an increase in our capital.

Item 6.  Exhibits

Exhibit No.	Filed	Description

10.1	(a)
Securities Repurchase Agreement. Dated August 13, 2007, by and between Renaissance REIT Investment Corp. and Delta Funding Corporation, as Sellers, the Registrant, as Guarantor, and AG Delta Holdings, LLC, as Buyer

10.2	(a)	Warrant Acquisition Agreement, dated August 13, 2007, between the Registrant and AG Delta Holdings, LLC
10.3	(a)	Form of Warrant issued to Affiliates of Angelo, Gordon & Co.
10.4	(a)	Form of Investor Rights Agreement, dated August 13, 2007, between the Registrant and AG Delta Holdings, LLC
10.5	(a)
Form of Purchase Agreement, dated August 13, 2007, relating to the issuance of $10,000,000 in aggregate principal amount senior convertible notes, between the Registrant and the Purchasers named therein

10.6	(b)	Twelfth Amendment to Lease Agreement between Delta Funding Corporation and Lake Park 1000 Woodbury LLC and CLK HP 1000 Woodbury LLC
31.1	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	(b)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	(b)	Section 1350 Certification of the Chief Executive Officer
32.2	(b)	Section 1350 Certification of the Chief Financial Officer

__________________________

(a)     Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on August 16, 2007.

(b)    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 2007

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